Form 10-Q
period 1996-07-31
DIEDRICH COFFEE INC
filed 1996-10-28
CIK 947661

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-21203

                             DIEDRICH COFFEE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                  33-0086628
(STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                                  IDENTIFICATION NUMBER)

      2144 MICHELSON DRIVE
       IRVINE, CALIFORNIA                                               92612
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 260-1600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               YES  [ ]   NO  [x]

         As of October 1, 1996, there were 5,391,650 shares of common stock of the registrant outstanding.

                             DIEDRICH COFFEE, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION                                                                          PAGE NO.
     Item 1. Financial Statements

         Condensed Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Statements of Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         Condensed Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

     Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                             DIEDRICH COFFEE, INC.
                            CONDENSED BALANCE SHEETS

                                               ASSETS                     JULY 31, 1996      JANUARY 31, 1996
                                                                          -------------       ---------------
                                                                           (Unaudited)
  Current Assets:
     Cash                                                                  $    57,058          $   94,659
     Accounts receivable                                                       151,153             134,573
     Inventories (Note 2)                                                      952,636             645,493
     Deferred income taxes                                                      14,079              14,079
     Prepaid expenses                                                          171,001             106,367
     Other current assets                                                      131,277              12,890
                                                                          ------------          ----------
         Total current assets                                                1,477,204           1,008,061
  Property and equipment, net                                                8,321,795           4,100,898
  Costs in excess of net assets acquired, net (Note 3)                         824,445                   -
  Deferred income taxes                                                         34,113              34,113
  Other assets                                                                 489,268             172,600
                                                                          ------------          ----------
                                                                           $11,146,825          $5,315,672
                                                                          ============          ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
     Checks issued against future deposits                                 $   204,145          $        -

     Current portion of long-term debt and  line of credit (Notes 4          4,926,588             117,538
       and 5)
     Notes payable                                                              49,398              39,398
     Accounts payable                                                        1,695,094             635,428
     Accrued compensation                                                      285,881             184,891
     Accrued expenses                                                          131,659              32,237
     Income taxes payable                                                       26,319              51,235
                                                                          ------------          ----------
         Total current liabilities                                           7,319,084           1,060,727
  Long-term debt, less current portion                                         282,755             829,320
  Deferred rent                                                                127,690             121,144
                                                                          ------------          ----------
         Total liabilities                                                   7,729,529           2,011,191
                                                                          ------------          ----------
  Commitments and contingencies
  Subsequent events (Note 5)
  Stockholders' Equity (Note 5):
  Series A convertible cumulative preferred stock, no par value:
     liquidation preference of $1.00 per share, aggregating
     $1,000,000; authorized, 1,000,000 shares; issued and
     outstanding, 1,000,000 shares                                             800,000             800,000
  Series B convertible cumulative preferred stock, no par value;
     liquidation preference of $1.433 per share, aggregating
     $2,305,000; authorized, 1,608,568 shares; issued and
     outstanding, 1,608,568 shares                                           2,225,813           2,225,813
  Preferred stock, $.01 par value; authorized, 3,000,000 shares;
     no shares issued and outstanding                                                -                   -
  Common stock, no par value; authorized, 25,000,000 shares;
    issued and outstanding, 1,183,082 shares                                   330,698             330,698
  Retained earnings (accumulated deficit)                                       60,785             (52,030)
                                                                          ------------          ----------
         Total stockholders' equity                                          3,417,296           3,304,481
                                                                          ------------          ----------
                                                                           $11,146,825          $5,315,672
                                                                          ============          ==========

           See accompanying notes to condensed financial statements.

                             DIEDRICH COFFEE, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          THIRTEEN           TWELVE        TWENTY-SIX       TWENTY-FOUR
                                        WEEKS ENDED       WEEKS ENDED      WEEKS ENDED       WEEKS ENDED
                                       JULY 31, 1996     JULY 18, 1995    JULY 31, 1996     JULY 18, 1995
                                       -------------     -------------    -------------     -------------
  Net Sales:
      Retail                              $4,269,206        $1,884,559       $8,171,203        $3,641,764
      Wholesale and other                    398,155           281,597          770,888           582,560
                                         -----------        ----------       ----------        ----------
           Total                           4,667,361         2,166,156        8,942,091         4,224,324
                                         -----------        ----------       ----------        ----------

  Cost and Expenses:
      Cost of sales and related
       occupancy costs                     2,135,990           935,735        3,908,882         1,807,949
      Store operating expenses             1,872,544           695,436        3,607,423         1,364,426
      Other operating expenses                63,265            44,612          122,585           109,022
      Depreciation and amortization          210,626            85,826          364,551           147,821
      General and administrative
       expenses                              310,085           300,600          647,460           577,335
                                         -----------        ----------       ----------        ----------
           Total                           4,592,510         2,062,209        8,650,901         4,006,553
                                         -----------        ----------       ----------        ----------

  Operating income                            74,851           103,947          291,190           217,771

  Interest expense                           (69,891)           (9,153)        (108,732)          (24,085)

  Interest and other income                      742             7,361            2,006             9,154
                                         -----------        ----------       ----------        ----------
  Income before income taxes                   5,702           102,155          184,464           202,840

  Provision for income taxes                       -            41,942           71,649            83,223
                                         -----------        ----------       ----------        ----------
  Net income                             $     5,702        $   60,213       $  112,815        $  119,617
                                         ===========        ==========       ==========        ==========

  Pro forma information:
      Net income per share                      $  -                              $ .03
                                         ===========                         ==========
       Weighted average
         shares outstanding                3,903,000                          3,903,000
                                         ===========                         ==========





           See accompanying notes to condensed financial statements.

                             DIEDRICH COFFEE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             TWENTY-SIX             TWENTY-FOUR
                                                                             WEEKS ENDED            WEEKS ENDED
                                                                            JULY 31, 1996          JULY 18, 1995
                                                                            -------------         --------------
 Cash flows from operating activities:
          Net income                                                        $   112,815           $   119,617
          Adjustments to reconcile net income to cash
            provided by operating activities :
               Depreciation and amortization                                    364,551               147,821
               Increase (decrease) from changes in :
                     Accounts receivable                                        (16,580)               11,452
                     Inventories                                               (307,143)                  219
                     Prepaid expenses                                           (64,634)              (90,789)
                     Other current assets                                      (118,387)             (175,130)
                     Other assets                                              (316,668)              (93,385)
                     Accounts payable                                         1,059,666               224,153
                     Accrued compensation                                       100,990                 4,745
                     Accrued expenses                                            99,422                99,464
                     Income taxes payable                                       (24,916)              (19,221)
               Deferred rent                                                      6,546                 5,685
                                                                            -----------           -----------
 Cash provided by operating activities                                          895,662               234,631
                                                                            -----------           -----------
 Cash flows from investing activities:
          Capital expenditures for property and equipment                    (3,609,893)             (461,335)
          Acquisition of coffeehouses                                        (1,800,000)                   -
                                                                            -----------           -----------
 Cash used in investing activities                                           (5,409,893)             (461,335)
                                                                            -----------           -----------
 Cash flows from financing activities:
          Checks issued against future deposits                                 204,145                    -
          Proceeds from notes payable                                            10,000                    -
          Proceeds from line of credit                                        3.386,530                    -
          Proceeds from long-term debt                                        1,422,520                89,555
          Principal payments on long-term debt                                 (546,565)             (119,603)
          Proceeds from sale of preferred stock                                       -             2,225,813
          Repurchase of common stock                                                  -              (280,000)
                                                                            -----------           -----------
 Net cash provided by financing activities                                    4,476,630             1,915,765
                                                                            -----------           -----------
 Net increase (decrease) in cash                                                (37,601)            1,689,061
 Cash at beginning of period                                                     94,659                58,884
                                                                            -----------           -----------
 Cash at end of period                                                      $    57,058           $ 1,747,945
                                                                            ===========           ===========
 Supplemental Disclosure of Cash Flow Information :
          Cash paid during the period for:

               Interest                                                     $    86,021           $    24,085
               Income taxes                                                 $    62,500           $    82,250

           See accompanying notes to condensed financial statements.

                             DIEDRICH COFFEE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JULY 31, 1996
                                  (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Information

                 The unaudited condensed financial statements of Diedrich Coffee, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information as of January 31, 1996 is derived from the Company's audited financial statements for the year ended January 31, 1996 included in the Company's final Prospectus prepared in connection with its initial public offering declared effective on September 11, 1996 and should be read in conjunction with such financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Results for the interim periods are not necessarily indicative of the results for an entire year.

         Pro Forma Net Income per Share

                 Pro forma net income per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, of stock options granted and after giving pro forma effect to the conversion of the Company's outstanding preferred stock to common stock in connection with the initial public offering. Dividends on the preferred stock have been excluded from the computation since the preferred stock has been assumed to have been converted to common stock. Historical net income per share has not been presented as such amount is based on a calculation that is not reflective of the Company's ongoing capital structure.

2.       INVENTORIES

         Inventories consist of the following:

                                                                              JULY 31,      JANUARY 31,
                                                                                1996           1996
                                                                             ---------      ----------
                                                                            (Unaudited)
        Unroasted coffee                                                     $117,563       $128,369
        Roasted coffee                                                         53,235         24,274
        Accessory and specialty items                                         170,185         74,299
        Other food, beverage and supplies                                     611,653        418,551
                                                                            ---------      ---------
                                                                             $952,636       $645,493
                                                                            =========      =========

                             DIEDRICH COFFEE, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JULY 31, 1996
                                  (UNAUDITED)


3.       ACQUISITIONS

                 On February 23, 1996, the Company purchased substantially all of the assets of twelve coffeehouses previously owned by Brothers Gourmet Coffees, Inc. The cash consideration paid by the Company totaled $1,350,000.

                 On February 15, 1996, the Company purchased substantially all of the assets of seven bakery-espresso cafes from an unrelated third party for cash consideration of $450,000.

                 These acquisitions have been accounted for using the purchase method of accounting, and accordingly the results of operations of the coffeehouses acquired have been included with those of the Company as of their respective acquisition date. The costs in excess of the net assets acquired, aggregating $848,000, is being amortized on a straight-line basis over fifteen years.

4.       DEBT

                 On May 20, 1996, the Company entered into a revolving promissory note with a shareholder. The note provided for borrowings up to $2,000,000 with interest accruing at the prime rate plus 3%. As of July 31, 1996, the Company had outstanding borrowings under this note which totaled $1,415,000. All outstanding principal and accrued interest was repaid in full from the proceeds of the initial public offering. (see Note 5)

                 On July 19, 1996, the Company entered into a bank revolving line of credit agreement which provided for borrowings up to $4,100,000 with interest payable monthly at the bank's reference rate plus .25% or, at the Company's option, certain other international interest rates established by the bank plus 2.25%. As of July 31, 1996, the Company had outstanding borrowings which totaled $3,386,530. All outstanding principal and accrued interest was repaid in full from the proceeds of the initial public offering. (see Note 5)


5.       INITIAL PUBLIC OFFERING

                 On September 11 1996, the Company completed an initial public offering of 2,530,000 shares (including an over-allotment option). The offering consisted of 1,600,000 shares of common stock sold on behalf of the Company and 930,000 shares of common stock sold on behalf of certain selling stockholders . The net proceeds of the offering to the Company, after deducting related expenses, were approximately $12.7 million. A portion of the proceeds was used to repay outstanding indebtedness.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The first retail store operating under the name Diedrich Coffee commenced operations in 1972. At the conclusion of fiscal 1996, there were twelve coffeehouses in operation, all of which were located in Southern California, and as of July 31, 1996, the Company operated a total of thirty-seven coffeehouses located in California, Colorado and Texas, with five additional locations subject to binding leases. Diedrich Coffee sells high quality coffee beverages made with its own freshly roasted coffee. In addition to brewed coffee, the Company offers a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, cafe mocha and espresso machiato. To complement beverage sales, the Company sells light food items and whole bean coffee through its coffeehouses.

         On February 15, 1996, the Company acquired seven retail locations in Denver, Colorado that were former bakery-espresso cafes (the "Acquired Cafes") for cash consideration of $450,000. On February 23, 1996, the Company acquired twelve retail locations from Brothers Gourmet Coffees, Inc., doing business as Brothers Gourmet Coffee Bars (the "Brothers Stores") for cash consideration of $1,350,000. Ten of the Brothers Stores are located in Denver, Colorado and two are in Houston, Texas. Both of the transactions took the form of asset acquisitions, accounted for under the purchase method, in which the principal assets acquired were leasehold interests, furniture and fixtures and equipment. No material liabilities were assumed except for the remaining obligations under the operating leases for each of the stores.

         Effective February 1, 1996, the Company changed its fiscal year end from January 31 to a fiscal year ending on the Wednesday nearest January 31. In connection with the change in fiscal year end, the Company began reporting quarterly results in thirteen week periods and, accordingly, the quarterly period ended July 31, 1996 includes thirteen weeks. Prior to the change in fiscal year end, the Company's quarterly periods included twelve weeks, except for the fourth quarter which had approximately sixteen weeks.

         In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, that involve risks and uncertainties. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including but not limited to, the price and availability of coffee and other raw materials, successful execution of the Company's expansion plans, the impact of competition, the availability of additional financing and other risks and uncertainties as described in detail under the "Risk Factors" section and elsewhere in the Company's Prospectus dated September 11, 1996.

RESULTS OF OPERATIONS

         Net sales. Net sales for the thirteen weeks ended July 31, 1996, increased 115.5% to $4,667,000 from $2,166,000 for the twelve weeks ended July 18, 1995. During this most recent quarter, the Company derived 91.5% of net sales from its retail coffeehouse operations. The Company's wholesale and mail order sales account for the remainder of net sales. Net retail sales for the thirteen weeks ended July 31, 1996 increased 126.5% to $4,269,000 from $1,885,000 in the twelve weeks ended July 18, 1995 due to the opening of new coffeehouses and the addition of the Acquired Cafes and Brothers Stores. During the thirteen weeks ended July 31, 1996, the Company opened five Diedrich coffeehouses. The increase in net retail sales due to reporting thirteen weeks rather than twelve weeks was $251,000 and therefore, if the reporting period for the second quarter of fiscal 1997 had been twelve weeks rather than thirteen weeks, the increase in net retail sales would have been 113.2%.

         Wholesale and mail order sales combined increased 41.4% to $398,000 in the thirteen weeks ended July 31, 1996 from $282,000 in the twelve weeks ended July 18, 1995. The increase was due to a more active sales effort and the addition of sales staff. No wholesale or mail order activities were contributed by the recently acquired Brothers Stores or Acquired Cafes.

         The percentage increase in comparable store sales comparing net sales for stores open during the full period in the second quarter in fiscal 1996 to net sales for the same stores in the second quarter of fiscal 1997 was 0.7% versus 8.5% for the first quarter in fiscal 1996 compared to the first quarter of fiscal 1997. Only eight of the Company's thirty-seven coffeehouses were open for the full period in the second quarter in fiscal 1996 and are therefore included in the base for comparable store sales. On average these stores have been open for five years and had sales of approximately $1,021,000 per store for the twelve months ended July 31, 1996. Management believes that the variation in comparable store sales results in part from the over-representation of mature, revenue-stable stores in the computation base. Furthermore, given the small number of stores included in the base for comparable store sales, management believes that this percentage will remain volatile until the base contains a more statistically meaningful number of stores that more accurately reflects the overall composition of the Company

         Net sales for the twenty-six weeks ended July 31, 1996 increased
111.7% to $8,942,000 from $4,224,000 for the twenty-four weeks ended July 18, 1995. If the reporting period for the first two quarters of fiscal 1997 had been twenty-four weeks rather than twenty-six weeks, the increase would have been 97.0%. Net retail sales for the twenty-six weeks ended July 31, 1996 increased 124.4% to $8,171,000 from $3,642,000 for the twenty-four weeks ended July 18, 1995 due to the opening of new coffeehouses and the addition of the Acquired Cafes and Brothers Stores. Wholesale and mail order sales for the twenty-six weeks ended July 31, 1996 increased to $771,000 from $583,000 for the twenty-four weeks ended July 18, 1995.

         Cost of sales and related occupancy costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the thirteen weeks ended July 31, 1996 increased to $2,136,000 from $936,000 for the twelve weeks ended July 18, 1995 primarily due to the operation of Diedrich coffeehouses which were opened in California in the latter part of fiscal 1996 and during the first two quarters of fiscal 1997 and the operation of the Acquired Cafes and Brothers Stores. As a percentage of retail net sales, cost of sales and related occupancy costs increased to 50.0% in the second quarter of fiscal 1997 from 49.7% for the second quarter of fiscal 1996. This increase was primarily the result of an increase in the food cost of sales element caused by a shift in the product mix due to the addition of several new stores which offer a more extensive food menu.

         Cost of sales and related occupancy costs for the twenty-six weeks ended July 31, 1996 increased to $3,909,000 from $1,808,000 for the twenty-four weeks ended July 18, 1995. As a percentage of retail net sales, cost of sales and related occupancy costs decreased to 47.8% for the first two quarters in fiscal 1997 from 49.6% for the first two fiscal quarters in fiscal 1996. This decrease stems from lower costs for raw coffee beans and paper products.

         Store operating expenses. Store operating expenses, increased to $1,873,000 for the thirteen weeks ended July 31, 1996 from $695,000 for the twelve weeks ended July 18, 1995. As a percentage of retail net sales, store operating expenses increased to 43.9% in the second quarter of fiscal
1997 from 36.9% in the prior fiscal year's second quarter. This increase was due to increased labor and opening costs relating to the opening of five Diedrich coffeehouses in the second quarter of fiscal 1997 and additional store operating expenses for the Brothers Stores and Acquired Cafes. For the twenty-six weeks ended July 31, 1996, store operating expenses, as a percentage of retail net sales, similarly increased to 44.1% from 37.5% for the twenty-four weeks ended July 18, 1995.

         Other operating expenses. Other operating expenses (those associated with wholesale and mail order sales) increased to $63,000 for the second quarter of fiscal 1997 from $45,000 in the second quarter of fiscal 1996. These expenses, as a percentage of the net sales from the wholesale division were the same in both periods. For the twenty-six weeks ended July 31, 1996, other operating expenses, as a percentage of wholesale net sales, decreased to 15.9% from 18.7% for the twenty-four weeks ended July 18, 1995. The decrease is a result of a decrease in the overall salary expense of the sales force due to the reduction of sales management personnel.

         Depreciation and Amortization.   Depreciation and amortization
increased to $211,000 for the thirteen weeks ended July 31, 1996 from $86,000 for the twelve weeks ended July 18, 1995. As a percentage of net sales, depreciation and amortization increased to 4.5% from 4.0% in the prior year, principally due to the increase in depreciable assets as a result of the Company operating twenty-eight more coffeehouses this quarter than during the second quarter in the prior fiscal year. Depreciation and amortization increased to $365,000 for the twenty-six weeks ended July 31, 1996 from $148,000 for the twenty-four weeks ended July 18, 1995.

         General and administrative expenses.   General and administrative
expenses increased to $310,000 for the second quarter of fiscal 1997 from $301,000 for the second quarter of fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 6.6% from 13.9% due to the addition of sales from the Acquired Cafes and Brother Stores in the revenue base while maintaining general and administrative expenses comparable to the second quarter level of the prior fiscal year. Similarly, as a percentage of net sales, general and administrative expenses decreased to 7.2% in the twenty-six weeks ended July 31, 1996 from 13.7% for the twenty-four weeks ended July 18, 1995. Management is currently adding selected resources and personnel to aid in the conversion and control of the new markets according to the integration plan established prior to the acquisitions.

         Interest expense. Interest expense increased to $70,000 for the thirteen weeks ended July 31, 1996 from $9,000 for the twelve weeks ended July 18, 1995 and increased to $109,000 for the twenty-six weeks ended July 31, 1996 from $24,000 for the twenty-four weeks ended July 18, 1995. This increase was due primarily to higher average debt outstanding principally as a result of the acquisition of the Brothers Stores and Acquired Cafes.

         Net income. Net income for the thirteen weeks ended July 31, 1996 decreased to $6,000 from $60,000 for the twelve weeks ended July 18, 1995. The decrease in net income for the second quarter in fiscal 1997 was consistent with the Company's growth strategy as the Company scheduled most of the budgeted conversion expenses for the Company's acquisitions in Denver and Houston to take place during this quarter and also opened five new stores in California. In addition, the noncapitalized conversion costs of approximately $76,000, plus pre-opening costs of approximately $60,000 in connection with the new stores opened in California, during the quarter were significantly in excess of the comparable expenses during the second quarter in fiscal 1996 of $18,000 for pre-opening expenses. In addition, as part of the scheduled conversion process, fifteen of the acquired stores were temporarily closed for periods varying from five days to twenty-three days which resulted in a reduction in net sales despite the fact that certain operating expenses, such as occupancy costs and management salaries, continued to be incurred.

         Net income for the thirteen weeks ended July 31, 1996 excluding the results of operations of the Brothers Stores and Acquired Cafes increased by $117,000 to $177,000 for the thirteen weeks ended July 31, 1996 from $60,000 for the twelve weeks ended July 18, 1995. Excluding these acquired stores, net income for the second quarter of fiscal 1997, as a percentage of net sales increased to 4.9% from 2.8% for the twelve weeks ended July 18, 1995. This percentage increase was primarily due to the reduction in general and administrative expenses as a percentage of net sales.

         Net loss from the operation of the Brothers Stores and Acquired Cafes for the thirteen weeks ended July 31, 1996 was $171,000 or 16.5% of cumulative net sales for the Brothers Stores and Acquired Cafes for the period. A significant part of the net loss for these acquired stores is attributable to the planned temporary closures during the remodeling and renovation process during the quarter. This process will continue during the third quarter and management expects renovations to be completed during the fourth quarter of the current fiscal year.

         Net income for the twenty-six weeks ended July 31, 1996 decreased to $113,000 from $120,000 for the twenty-four weeks ended July 18, 1995. This decrease resulted from the decrease in net income for the second quarter in fiscal 1997. As noted above, the decrease in the second quarter of fiscal 1997 was the result of the opening of five new Diedrich coffeehouses and the planned temporary closures of certain Brothers Stores and Acquired Cafes. Net income for the twenty-six weeks ended July 31, 1996 excluding the results of operations of the Brothers Stores and Acquired Cafes increased to $208,000 from $120,000 for the twenty-four weeks ended July 18, 1995. Excluding these acquired stores, net income for the first two quarters of fiscal 1997, as a percentage of net sales, increased to 3.0% from 2.8% for the first two quarters of fiscal 1996.


         Income taxes. Net operating losses generated in fiscal 1994 and prior were carried forward and utilized to offset the allowable portion of income tax in fiscal 1996. As of January 31, 1996, a net operating loss for federal income tax purposes of $115,000 remains to be utilized against future taxable income for years through fiscal 2008, subject to an annual limitation due to the change in ownership rules under the Internal Revenue Code. As of July 31, 1996, the Company had deferred tax assets aggregating $48,000. Management has determined, based upon the Company's history of operating earnings and its expectations for the future, that operating income for the Company will more likely than not be sufficient to fully recognize these deferred assets.


LIQUIDITY AND CAPITAL RESOURCES

         On September 11, 1996, the Company successfully completed its initial public offering of 2,530,000 shares of common stock. The offering consisted of 1,600,000 shares sold on behalf of the Company and 930,000 shares sold on behalf of certain stockholders. The net proceeds of the offering to the Company, after deducting related expenses, was approximately $12.7 million. These net proceeds were used to repay indebtedness outstanding under the Company's short-term revolving credit facility in the amount of approximately $4.1 million, to repay indebtedness outstanding under a subordinated revolving promissory note with one of the Company's stockholders in the amount of approximately $1,615,000 and to repay the outstanding balance on several other items of indebtedness in the amount of approximately $373,000. The Company intends to use the remaining net proceeds to fund the opening of additional coffeehouses, infrastructure enhancements and to provide working capital for general corporate purposes. Management believes that the remaining net proceeds plus cash generated from operations should be sufficient to meet the Company's anticipated cash requirements for at least the next twelve months.

         Prior to the consummation of the Company's initial public offering in September 1996, the Company had a working capital deficiency, as of July 31, 1996, of $5,842,000 compared to a deficiency of $53,000 at January 31, 1996. The increase in the working capital deficiency resulted from funding the acquisition of the Brothers Stores and Acquired Cafes with indebtedness under the Company's short-term revolving credit facility. This indebtedness was repaid in full from the net proceeds of the initial public offering. Cash provided by operating activities totaled $896,000 for the first twenty-six weeks of fiscal 1997 as compared to $235,000 for the first twenty-four weeks of fiscal 1996. A significant part of the increase is due to the remaining progress payment on construction contracts that are included in accounts payable.

         Cash provided by financing activities for the first twenty-six weeks of fiscal 1997 totaled $4,477,000. This is due primarily to the Company's borrowings under its short-term credit facility and its subordinated revolving promissory note with one of its stockholders.

         Cash used in investing activities for the first twenty-six weeks of fiscal 1997 totaled $5,410,000. This included capital expenditures for property and equipment of $3,610,000 and the acquisition of the Brothers Stores and Acquired Cafes for $1,800,000. Capital expenditures included the costs to open seven new coffeehouses, complete the conversion of ten of the Acquired Cafes and Brothers Stores to the Diedrich coffeehouse format and purchase roasting and packaging equipment.

         Future cash requirements, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new coffeehouses, through construction and acquisition, and the continued development of infrastructure to support the Company's expansion. The Company also anticipates additional expenditures for enhancing its roasting facilities. Management estimates that capital expenditures through fiscal 1998 will be approximately $12 million.

         In July 1996, the Company entered into a revolving line of credit which permitted maximum borrowings equal to $4.1 million and was scheduled to mature on November 1, 1996. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.25% or, at the Company's option, certain other international interest rates established by the bank plus 2.25%. Upon consummation of the Company's initial public offering, the maturity date was extended to October 1, 1997 and the maximum borrowings were increased to $6 million. The Company's credit agreement in connection with this line of credit contains various covenants which, among other things, require the delivery of regular financial information, the maintenance of positive net income and the maintenance of unencumbered liquid assets. In addition, the credit agreement imposes certain restrictions on the Company, including, with respect to the incurrence of additional indebtedness, the payment of dividends and the ability to make acquisitions. As of July 31, 1996, the Company was in compliance with all of its covenants.

COFFEE PRICES AND AVAILABILITY

         The Company believes that it has adequate sources of supply of high quality arabica coffee to meet its expansion needs for the foreseeable future. The average cost of coffee acquired by the Company during the current fiscal year declined by approximately 15% as compared to fiscal 1996 principally due to fluctuations in the unroasted coffee market as well as economies of scale due to increasing order quantities. While the Company seeks to anticipate its coffee needs carefully, there can be no assurance that the prices it will have to pay for the highest quality coffee available will remain stable in the future.

SEASONALITY AND QUARTERLY RESULTS

         The Company's business is subject to seasonal fluctuations as well as general economic trends that affect retailers in general. Historically, the Company's net sales are not realized ratably in each quarter, with net sales being the highest during the last fiscal quarter which includes the December holiday season. Quarterly results are affected by the timing of the opening of new stores which may not occur as anticipated due to factors outside the Company's control. As a result of the combination of the seasonality of the retail operations and the high level of anticipated expansion, the financial results for any individual quarter may not be indicative of the results that may be achieved for a full fiscal year.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is in the process of analyzing the impact of this statement and does not believe that it will have a material impact on the Company's financial position or results of operations. The Company anticipates adopting the provisions of the statement for fiscal 1997.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Company is in the process of analyzing the impact of this statement and does not believe that it will have a material impact on the Company's financial position or results of operations. The Company anticipates adopting the provisions of the statement for fiscal 1997.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)      EXHIBITS

         Set forth below is a list of the exhibits included as part of this Quarterly Report:


 EXHIBIT
 NUMBER                            DESCRIPTION
 ------                            -----------

  2.1           Form of Agreement and Plan of Merger*
  3.1           Certificate of Incorporation of the Company*
  3.2           Bylaws of the Company*
  4.1           Purchase Agreement for Series A Preferred Stock dated as of
                December 11, 1992 by and among Diedrich Coffee, Martin
                Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P.*
  4.2           Series B Preferred Stock Purchase Agreement dated as of June
                29, 1995 by and among Diedrich Coffee, Martin R. Diedrich,
                Steven A. Lupinacci, Redwood Enterprises VII, L.P. and
                Diedrich Partners I, L.P.*
  4.3           Representative's Warrant Agreement*
  4.4           Specimen Stock Certificate*
  4.5           Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock*
 10.1           Martin R. Diedrich Employment Agreement, dated June 29, 1995*
 10.2           Steven A. Lupinacci Employment Agreement, dated June 29, 1995*
 10.3           Stock Option Plan and Agreement of Steven A. Lupinacci, dated
                June 29, 1995*
 10.4           Form of Indemnification Agreement*
 10.5           Diedrich Coffee 1996 Stock Incentive Plan*
 10.6           Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan*
 10.7           Business Loan Agreement dated as of July 19, 1996 by and
                between Bank of America National Trust and Savings Association
                and Diedrich Coffee*
 10.8           Revolving Promissory Note dated May 20, 1996 by Diedrich Coffee in favor of Redwood Enterprises VII, L.P.*
 10.9           Agreement of Sale by and among Diedrich Coffee (as purchaser)
                and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees,
                Inc. (as sellers) dated as of February 23, 1996*
 10.10          Kerry W. Coin Employment Agreement, dated August 26, 1996*
 27             Financial data schedule

--------------
* Incorporated by reference to the exhibit of the same number to the registrant's Registration Statement on Form S-1 (Reg. No. 333-08633), as amended.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the thirteen weeks ended July 31, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: October 25, 1996                 DIEDRICH COFFEE, INC.


                                        /s/ STEVEN A. LUPINACCI
                                        _______________________________________
                                        Steven A. Lupinacci,
                                        President, Chief Executive Officer and
                                        Chief Financial Officer

                                        Signing on behalf of the registrant and
                                        as principal financial officer