Form 10-Q
period 1996-10-30
DIEDRICH COFFEE INC
filed 1996-12-16
CIK 947661

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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

        As of December 1, 1996, there were 5,391,650 shares of common stock of the registrant outstanding.

===============================================================================

                             DIEDRICH COFFEE, INC.

                                     INDEX



                                                                          PAGE NO.
                                                                          --------
PART I - FINANCIAL INFORMATION

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             DIEDRICH COFFEE, INC.

                            CONDENSED BALANCE SHEETS

                                                                     OCTOBER 30, 1996   JANUARY 31, 1996
                                                                     ----------------   ----------------
                                                                         (Unaudited)
                              ASSETS
 Current Assets:
   Cash                                                                  $ 5,113,553         $    94,659
   Accounts receivable                                                       189,863             134,573
   Inventories (Note 2)                                                    1,454,143             645,493
   Deferred income taxes                                                      14,079              14,079
   Prepaid expenses                                                          430,990             106,367
   Other current assets                                                        5,943              12,890
                                                                         -----------         -----------
     Total current assets                                                  7,208,571           1,008,061
 Property and equipment, net                                              10,945,748           4,100,898
 Costs in excess of net assets acquired, net (Note 3)                        810,312                   -
 Deferred income taxes                                                        34,113              34,113
 Other assets                                                                258,166             172,600
                                                                         -----------          ----------
                                                                         $19,256,910          $5,315,672
                                                                         ===========          ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                      $         -          $  117,538
  Notes payable                                                                    -              39,398
  Accounts payable                                                         2,647,347             635,428
  Accrued compensation                                                       218,058             184,891
  Accrued expenses                                                            78,175              32,237
  Income taxes payable                                                        40,665              51,235
                                                                         -----------         -----------
    Total current liabilities                                              2,984,245           1,060,727
 Long-term debt, less current portion                                              -             829,320
 Deferred rent                                                               152,206             121,144
                                                                         -----------         -----------
    Total liabilities                                                      3,136,451           2,011,191
                                                                         -----------         -----------
 Commitments and contingencies

 Stockholders' Equity (Note 5):
    Series A convertible cumulative preferred stock, no par value;
      liquidation preference of $1.00 per share, aggregating
      $1,000,000; authorized, 1,000,000 shares; issued and
      outstanding none at October 30, 1996 and 1,000,000 shares at
      January 31, 1996                                                             -             800,000
    Series B convertible cumulative preferred stock, no par value;
      liquidation preference of $1.433 per share, aggregating
      $2,305,000; authorized, 1,608,568 shares; issued and
      outstanding none at October 30, 1996 and 1,608,568 shares
      at January 31, 1996                                                          -           2,225,813
    Preferred stock, $.01 par value; authorized, 3,000,000 shares;
      no shares issued and outstanding                                             -                   -
    Common stock, $.01 par value; authorized, 25,000,000 shares;
      issued and outstanding, 5,391,650 shares at October 30, 1996
      and 1,183,082 shares at January 31, 1996                            16,014,099             330,698
 Retained earnings (accumulated deficit)                                     106,360            (52,030)
                                                                         -----------         -----------
   Total stockholders' equity                                             16,120,459           3,304,481
                                                                         -----------         -----------
                                                                         $19,256,910         $ 5,315,672
                                                                         ===========         ===========

           See accompanying notes to condensed financial statements.

                             DIEDRICH COFFEE, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          THIRTEEN           TWELVE         THIRTY-NINE       THIRTY-SIX
                                         WEEKS ENDED       WEEKS ENDED      WEEKS ENDED       WEEKS ENDED
                                         OCTOBER 30,       OCTOBER 10,      OCTOBER 30,       OCTOBER 10,
                                            1996               1995             1996              1995
                                         -----------       -----------      -----------       -----------
 Net Sales :
   Retail                                 $4,716,301        $1,939,865      $12,887,504        $5,581,629
   Wholesale and other                       388,386           317,683        1,159,274           900,243
                                          ----------        ----------      -----------        ----------
     Total                                 5,104,687         2,257,548       14,046,778         6,481,872
                                          ----------        ----------      -----------        ----------

 Cost and Expenses:
   Cost of sales and related
     occupancy costs                       2,096,321           984,705        6,005,203         2,792,654
   Store operating expenses                2,226,610           763,352        5,834,033         2,127,778
   Other operating expenses                   53,244            67,836          175,829           176,858
   Depreciation and amortization             238,798            83,649          603,349           231,470
   General and administrative expenses       407,532           312,870        1,054,992           890,205
                                          ----------        ----------      -----------        ----------
     Total                                 5,022,505         2,212,412       13,673,406         6,218,965
                                          ----------        ----------      -----------        ----------
 Operating income                             82,182            45,136          373,372           262,907

 Interest expense                            (78,119)           (9,619)        (186,851)          (33,704)

 Interest and other income                    73,182               806           75,188             9,960
                                          ----------        ----------      -----------        ----------
 Income before income taxes                   77,245            36,323          261,709           239,163

 Provision for income taxes                   31,670            14,913          103,319            98,136
                                          ----------        ----------      -----------        ----------
 Net income                               $   45,575        $   21,410      $   158,390        $  141,027
                                          ==========        ==========      ===========        ==========

 Pro forma information:
   Net income per share                         $.01                               $.04
                                          ==========                         ==========
   Weighted average shares outstanding     4,764,491                          4,190,131
                                          ==========                         ==========


           See accompanying notes to condensed financial statements.

                             DIEDRICH COFFEE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            THIRTY-NINE              THIRTY-SIX
                                                                            WEEKS ENDED              WEEKS ENDED
                                                                          OCTOBER 30, 1996        OCTOBER 10, 1995
                                                                          ----------------        ----------------
Cash flows from operating activities:
         Net income                                                         $   158,390             $   141,027
         Adjustments to reconcile net income to cash
           provided by operating activities:
              Depreciation and amortization                                     603,349                 231,470
              Increase (decrease) from changes in:
                    Accounts receivable                                         (55,290)                (22,885)
                    Inventories                                                (808,650)                (62,067)
                    Prepaid expenses                                           (324,623)               (143,429)
                    Other current assets                                          6,947                 (14,782)
                    Other assets                                                (85,566)               (182,611)
                    Accounts payable                                          2,011,919                 635,711
                    Accrued compensation                                         33,167                  64,687
                    Accrued expenses                                             45,938                 112,278
                    Income taxes payable                                        (10,570)                (69,945)
              Deferred rent                                                      31,062                   8,527
                                                                            -----------             -----------
Cash provided by operating activities                                         1,606,073                 697,981
                                                                            -----------             -----------
Cash flows from investing activities:
         Capital expenditures for property and equipment                     (6,458,511)             (1,479,374)
         Acquisition of coffeehouses                                         (1,800,000)                     -
                                                                            -----------             -----------
Cash used in investing activities                                            (8,258,511)             (1,479,374)
                                                                            -----------             -----------
Cash flows from financing activities:
         Proceeds from notes payable                                             10,000                       -
         Payments on notes payable                                              (49,398)                      -
         Proceeds from line of credit                                         4,100,000                       -
         Payments on line of credit                                          (4,100,000)
         Proceeds from long-term debt                                         1,622,520                  89,555
         Principal payments on long-term debt                                (2,569,378)               (130,888)
         Proceeds from issuance of common stock, net of fees paid            12,657,588                       -
         Proceeds from sale of preferred stock                                        -               2,225,813
         Repurchase of common stock                                                   -                (280,000)
                                                                            -----------             -----------
Net cash provided by financing activities                                    11,671,332               1,904,480
                                                                            -----------             -----------
Net increase (decrease) in cash                                               5,018,894               1,123,087
Cash at beginning of period                                                      94,659                  58,884
                                                                            -----------             -----------
Cash at end of period                                                       $ 5,113,553             $ 1,181,971
                                                                            ===========             ===========

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for:
              Interest                                                      $   164,140            $     33,704
              Income taxes                                                  $    80,129            $    106,110


           See accompanying notes to condensed financial statements.

                             DIEDRICH COFFEE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                OCTOBER 30, 1996
                                  (UNAUDITED)

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

2.   INVENTORIES

     Inventories consist of the following:

                                               OCTOBER 30,     JANUARY 31,
                                                  1996            1996
                                               -----------     -----------
                                               (UNAUDITED)

     Unroasted coffee                           $  206,619      $128,369
     Roasted coffee                                 62,125        24,274
     Accessory and specialty items                 383,919        74,299
     Other food, beverage and supplies             801,480       418,551
                                                ----------      --------
                                                $1,454,143      $645,493
                                                ==========      ========

                             DIEDRICH COFFEE, INC.

                                OCTOBER 30, 1996
                                  (UNAUDITED)


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

4.   DEBT

          On May 20, 1996, the Company entered into a revolving promissory note with a shareholder. The note provided for borrowings up to $2,000,000 with interest accruing at the prime rate plus 3%. All outstanding principal and accrued interest was repaid in full from the proceeds of the initial public offering and this revolving promissory note expired September 30, 1996. (see Note 5)

          On July 19, 1996, the Company entered into a bank revolving line of credit agreement which provided for borrowings up to $4,100,000 with interest payable monthly at the bank's reference rate plus .25% or, at the Company's option, certain other international interest rates established by the bank plus 2.25%. Upon consummation of the Company's initial public offering, the maturity date was extended to October 1, 1997 and the maximum borrowings were increased to $6 million. As of October 30, 1996, the Company had no outstanding borrowings under this revolving line of credit.

5.   INITIAL PUBLIC OFFERING

          On September 11, 1996, the Company completed an initial public offering of 2,530,000 shares (including an over-allotment option). The offering consisted of 1,600,000 shares of common stock sold on behalf of the Company and 930,000 shares of common stock sold on behalf of certain selling stockholders. The net proceeds of the offering to the Company, after deducting related expenses, were approximately $12,658,000. A portion of the proceeds was used to repay outstanding indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The first retail store operating under the name Diedrich Coffee commenced operations in 1972. At the conclusion of fiscal 1996, there were twelve coffeehouses in operation, all of which were located in Southern California, and as of October 30, 1996, the Company operated a total of forty coffeehouses located in California, Colorado and Texas, with three additional locations subject to binding leases. Diedrich Coffee sells high quality coffee beverages made with its own freshly roasted coffee. In addition to brewed coffee, the Company offers a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, cafe mocha and espresso machiato. To complement beverage sales, the Company sells light food items and whole bean coffee through its coffeehouses.

         On February 15, 1996, the Company acquired seven retail locations in Denver, Colorado that were former bakery-espresso cafes (the "Acquired Cafes") for cash consideration of $450,000. On February 23, 1996, the Company acquired twelve retail locations from Brothers Gourmet Coffees, Inc., doing business as Brothers Gourmet Coffee Bars (the "Brothers Stores") for cash consideration of $1,350,000. Ten of the Brothers Stores are located in Denver, Colorado and two are in Houston, Texas. Both of the transactions took the form of asset acquisitions, accounted for under the purchase method, in which the principal assets acquired were leasehold interests, furniture and fixtures, and equipment. No material liabilities were assumed except for the remaining obligations under the operating leases for each of the stores. As of October 30, 1996, all of the acquired locations in Denver and Houston, except one, were converted and re-opened under the Diedrich trade name. Conversion costs were approximately $1,050,000 which were slightly less than anticipated.

         Effective February 1, 1996, the Company changed its fiscal year end from January 31 to a fiscal year ending on the Wednesday nearest January 31. In connection with the change in fiscal year end, the Company began reporting quarterly results in thirteen week periods and, accordingly, the quarterly period ended October 30, 1996 includes thirteen weeks. Prior to the change in fiscal year end, the Company's quarterly periods included twelve weeks, except for the fourth quarter which had approximately sixteen weeks.

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

RESULTS OF OPERATIONS

         Net sales. Net sales for the thirteen weeks ended October 30, 1996, increased 126.1% to $5,105,000 from $2,258,000 for the twelve weeks ended October 10, 1995. During this most recent quarter, the Company derived 92.4% of net sales from its retail coffeehouse operations. The Company's wholesale and mail order sales account for the remainder of net sales. Net retail sales for the thirteen weeks ended October 30, 1996 increased 143.1% to $4,716,000 from $1,940,000 in the twelve weeks ended October 10, 1995 due to the opening of new coffeehouses and the addition of the Acquired Cafes and Brothers Stores. During the thirteen weeks ended October 30, 1996, the Company completed the conversion of all but one of the locations acquired in Denver and Houston and opened three new Diedrich coffeehouses. The increase in net retail sales due to reporting thirteen weeks rather than twelve weeks was $430,000 and therefore, if the reporting period for the third quarter of fiscal 1997 had been twelve weeks rather than thirteen weeks, the increase in net retail sales would have been 121.0%.

         Wholesale and mail order sales combined increased 22.3% to $388,000 in the thirteen weeks ended October 30, 1996 from $318,000 in the twelve weeks ended October 10, 1995. The increase was due to a more active sales effort and the addition of sales staff. No wholesale or mail order activities were contributed by the recently acquired Brothers Stores or Acquired Cafes.

         The percentage increase in comparable store sales comparing net sales for stores open during the full period in the third quarter in fiscal 1996 to net sales for the same stores in the third quarter of fiscal 1997 was 0.6% versus 0.7% for the second quarter in fiscal 1996 compared to the second quarter of fiscal 1997. Only nine of the Company's forty coffeehouses were open for the full period in the third quarter in fiscal 1996 and are therefore included in the base for comparable store sales. On average these stores have been open for 4.5 years and had sales of approximately $1,020,000 per store for the twelve months ended October 30, 1996. Management believes that the variation in comparable store sales results in part from the over-representation of mature, revenue-stable stores in the computation base. Furthermore, given the small number of stores included in the base for comparable store sales, management believes that this percentage will remain volatile until the base contains a more statistically meaningful number of stores that more accurately reflects the overall composition of the Company.

         Net sales for the thirty-nine weeks ended October 30, 1996 increased 116.7% to $14,047,000 from $6,482,000 for the thirty-six weeks ended October 10, 1995. Net retail sales for the thirty-nine weeks ended October 30, 1996 increased 130.9% to $12,888,000 from $5,582,000 for the thirty-six weeks ended October 10, 1995 due to the opening of new coffeehouses and the addition of the Acquired Cafes and Brothers Stores. Wholesale and mail order sales for the thirty-nine weeks ended October 30, 1996 increased 28.8% to $1,159,000 from $900,000 for the thirty-six weeks ended October 10, 1995. The increase in net retail sales due to reporting thirty-nine weeks rather than thirty-six weeks was $1,252,000 and therefore, if the reporting period for the first three quarters of fiscal 1997 had been thirty-six weeks, the increase in net retail sales would have been 108.5%.

         Cost of sales and related occupancy costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the thirteen weeks ended October 30, 1996 increased to $2,096,000 from $985,000 for the twelve weeks ended October 10, 1995 primarily due to the operation of Diedrich coffeehouses which were opened in California in the latter part of fiscal 1996 and during the first three quarters of fiscal 1997 and the operation of the Acquired Cafes and Brothers Stores. As a percentage of retail net sales, cost of sales and related occupancy costs decreased to 44.4% in the third quarter of fiscal 1997 from 50.8% for the third quarter of fiscal 1996. This decrease was primarily the result of volume purchasing efficiencies and a decrease in the percentage of coffeehouses with significant food sales.

         Cost of sales and related occupancy costs for the thirty-nine weeks ended October 30, 1996 increased to $6,005,000 from $2,793,000 for the thirty-six weeks ended October 10, 1995. As a percentage of retail net sales, cost of sales and related occupancy costs decreased to 46.6% for the first three quarters in fiscal 1997 from 50.0% for the first three fiscal quarters in fiscal 1996. This decrease stems from lower costs for raw coffee beans and paper products as well as a decrease in the percentage of coffeehouses with significant food sales.

         Store operating expenses. Store operating expenses increased to $2,227,000 for the thirteen weeks ended October 30, 1996 from $763,000 for the twelve weeks ended October 10, 1995. As a percentage of retail net sales, store operating expenses increased to 47.2% in the third quarter of fiscal 1997 from 39.4% in the prior fiscal year's third quarter. For the thirty-nine weeks ended October 30, 1996, store operating expenses, as a percentage of retail net sales, similarly increased to 45.3% from 38.1% for the thirty-six weeks ended October 10, 1995. These increases were due to increased labor and opening costs relating to the opening of five Diedrich coffeehouses in the second quarter of fiscal 1997, the opening of three Diedrich coffeehouses in the third quarter of fiscal 1997, and additional store operating expenses for the Brothers Stores and Acquired Cafes

         Other operating expenses. Other operating expenses (those associated with wholesale and mail order sales) decreased to $53,000 for the third quarter of fiscal 1997 from $68,000 in the third quarter of fiscal 1996. These expenses, as a percentage of the net sales from the wholesale division, decreased to 13.7% from 21.4%. For the thirty-nine weeks ended October 30, 1996, other operating expenses, as a percentage of wholesale net sales, decreased to 15.2% from 19.6% for the thirty-six weeks ended October 10, 1995. These decreases are a result of a decrease in the overall salary expense of the sales force due to the reduction of sales management personnel.

         Depreciation and Amortization. Depreciation and amortization increased to $239,000 for the thirteen weeks ended October 30, 1996 from $84,000 for the twelve weeks ended October 10, 1995. As a percentage of net sales, depreciation and amortization increased to 4.7% from 3.7% in the prior year, principally due to the increase in depreciable assets as a result of the Company operating thirty-one more coffeehouses this quarter than during the third quarter in the prior fiscal year. Depreciation and amortization increased to $603,000 for the thirty-nine weeks ended October 30, 1996 from $231,000 for the thirty-six weeks ended October 10, 1995.

         General and administrative expenses. General and administrative expenses increased to $408,000 for the third quarter of fiscal 1997 from $313,000 for the third quarter of fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 8.0% from 13.9% due to the addition of sales from the Acquired Cafes and Brother Stores in the revenue base while general and administrative expenses increased only 30.2% in comparison with the third quarter level of the prior fiscal year. Similarly, as a percentage of net sales, general and administrative expenses decreased to 7.5% in the thirty-nine weeks ended October 30, 1996 from 13.7% for the thirty-six weeks ended October 10, 1995. Management is currently adding selected resources and personnel to aid in the conversion and control of the new markets according to the integration plan established prior to the acquisitions.

         Interest expense. Interest expense increased to $78,000 for the thirteen weeks ended October 30, 1996 from $10,000 for the twelve weeks ended October 10, 1995 and increased to $187,000 for the thirty-nine weeks ended October 30, 1996 from $34,000 for the thirty-six weeks ended October 10, 1995. These increases were due primarily to higher average debt outstanding principally as a result of the acquisition of the Brothers Stores and Acquired Cafes. This debt was entirely repaid in September 1996 with proceeds from the initial public offering.

         Net income. Net income for the thirteen weeks ended October 30, 1996 increased to $46,000 from $21,000 for the twelve weeks ended October 10, 1995. As a percentage of net sales, net income remained constant at 0.9% in part as a result of costs incurred in connection with the conversion of the Acquired Cafes and Brothers Stores to the Diedrich coffeehouse format. In addition, as part of the scheduled conversion process, four of the acquired stores were temporarily closed for periods varying from nine days to thirty-seven days which resulted in a reduction in net sales despite the fact that certain operating expenses, such as occupancy costs and management salaries, continued to be incurred.

         Net income for the thirteen weeks ended October 30, 1996 excluding the results of operations of the Brothers Stores and Acquired Cafes increased by $59,000 to $80,000 for the thirteen weeks ended October 30, 1996 from $21,000 for the twelve weeks ended October 10, 1995. Excluding these acquired stores, net income for the third quarter of fiscal 1997, as a percentage of net sales increased to 1.6% from 0.9% for the twelve weeks ended October 10, 1995. This percentage increase was primarily due to the reduction in general and administrative expenses as a percentage of net sales.

         Net loss from the operation of the Brothers Stores and Acquired Cafes for the thirteen weeks ended October 30, 1996 was $34,000 or 3.2 % of cumulative net sales for the Brothers Stores and Acquired Cafes for the period. A significant part of the net loss for these acquired stores is attributable to the planned temporary closures during the remodeling and renovation process during the quarter. This process continued during the third quarter and management expects renovations to be completed during the fourth quarter of the current fiscal year.

         Net income for the thirty-nine weeks ended October 30, 1996 increased to $158,000 from $141,000 for the thirty-six weeks ended October 10, 1995. This increase resulted from the increase in net income for the third quarter in fiscal 1997. As a percentage of net sales for the thirty-nine weeks ended October 30, 1996, net income decreased to 1.1% from 2.2% for the thirty-six weeks ended October 10, 1995. This decrease was due principally to the temporary closures during the conversion process of the acquired stores. Net income for the thirty-nine weeks ended October 30, 1996 excluding the results of operations of the Brothers Stores and Acquired Cafes increased to $363,000 from $141,000 for the thirty-six weeks ended October 10, 1995. Excluding these acquired stores, net income for the first three quarters of fiscal 1997, as a percentage of net sales, increased to 3.3% from 2.2% for the first three quarters of fiscal 1996.

         Income taxes. Net operating losses generated in fiscal 1994 and prior were carried forward and utilized to offset the allowable portion of income tax in fiscal 1996. As of January 31, 1996, a net operating loss for federal income tax purposes of $115,000 remains to be utilized against future taxable income for years through fiscal 2008, subject to an annual limitation due to the change in ownership rules under the Internal Revenue Code. As of October 30, 1996, the Company had deferred tax assets aggregating $48,000. Management has determined, based upon the Company's history of operating earnings and its expectations for the future, that operating income for the Company will more likely than not be sufficient to fully recognize these deferred assets.


LIQUIDITY AND CAPITAL RESOURCES

         On September 11, 1996, the Company successfully completed its initial public offering of 2,530,000 shares of common stock. The offering consisted of 1,600,000 shares sold on behalf of the Company and 930,000 shares sold on behalf of certain stockholders. The net proceeds of the offering to the Company, after deducting related expenses, was $12,658,000. These net proceeds were used to repay indebtedness outstanding under the Company's short-term revolving credit facility in the amount of approximately $4.1 million, to repay indebtedness outstanding under a subordinated revolving promissory note with one of the Company's stockholders in the amount of approximately $1,615,000 and to repay the outstanding balance on several other items of indebtedness in the amount of approximately $373,000. The Company intends to use the remaining net proceeds to fund the opening of additional coffeehouses, infrastructure enhancements and to provide working capital for general corporate purposes. Management believes that the remaining net proceeds plus cash generated from operations should be sufficient to meet the Company's anticipated cash requirements for at least the next twelve months.

         The Company had working capital, as of October 30, 1996, of $4,224,000 compared to a deficiency of $53,000 at January 31, 1996. The increase in the working capital resulted from net proceeds of the initial public offering. Cash provided by operating activities totaled $1,606,000 for the first thirty-nine weeks ended October 30, 1996 as compared to $698,000 for the first thirty-six weeks ended October 10, 1995.

         Cash provided by financing activities for the first thirty-nine weeks ended October 30, 1996 totaled $11,671,000. This is due primarily to the net proceeds from the initial public offering.

         Cash used in investing activities for the first thirty-nine weeks ended October 30, 1996 totaled $8,259,000. This included capital expenditures for property and equipment of $6,459,000 and the acquisition of the Brother Stores and Acquired Cafes of $1,800,000. Capital expenditures included the costs to open ten new coffeehouses, complete the conversion of fifteen of the Acquired Cafes and Brothers Stores to the Diedrich coffeehouse format and purchase roasting and packaging equipment.

         Future cash requirements, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new coffeehouses, through construction and acquisition, and the continued development of infrastructure to support the Company's expansion. The Company also anticipates additional expenditures for enhancing its roasting facilities. Management estimates that capital expenditures through fiscal 1998 will be approximately $10 million.

         In July 1996, the Company entered into a revolving line of credit which permitted maximum borrowings equal to $4.1 million and was scheduled to mature on November 1, 1996. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.25% or, at the Company's option, certain other international interest rates established by the bank plus 2.25%. Upon consummation of the Company's initial public offering, the maturity date was extended to October 1,1997 and the maximum borrowings were increased to $6 million. The Company's credit agreement in connection with this line of credit contains various covenants which, among other things, require the delivery of regular financial information, the maintenance of positive net income and the maintenance of unencumbered liquid assets. In addition, the credit agreement imposes certain restrictions on the Company, including, with respect to the incurrence of additional indebtedness, the payment of dividends and the ability to make acquisitions. As of October 30, 1996, the Company had no outstanding borrowings under this revolving line of credit and was in compliance with all of its covenants.


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

SEASONALITY AND QUARTERLY RESULTS

         The Company's business is subject to seasonal fluctuations as well as general economic trends that affect retailers in general. Historically, the Company's net sales have not been realized ratably in each quarter, with net sales being the highest during the last fiscal quarter which includes the December holiday season. Quarterly results are affected by the timing of the opening of new stores which may not occur as anticipated due to factors outside the Company's control. As a result of the combination of the seasonality of the retail operations and the high level of anticipated expansion, the financial results for any individual quarter may not be indicative of the results that may be achieved for a full fiscal year.



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

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         On September 11, 1996, the Company completed an initial public offering of 2,530,000 shares (including an over-allotment option). The offering consisted of 1,600,000 shares of common stock sold on behalf of the Company and 930,000 shares of common stock sold on behalf of certain selling stockholders. The net proceeds of the offering to the Company, after deducting related expenses, were approximately $12,658,000. A portion of the proceeds was used to repay outstanding indebtedness.


Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

         Set forth below is a list of the exhibits included as part of this Quarterly Report:


         EXHIBIT NO.            DESCRIPTION
         -----------            -----------
              2.1               Form of Agreement and Plan of Merger*

              3.1               Certificate of Incorporation of the Company*

              3.2               Bylaws of the Company*

              4.1               Purchase Agreement for Series A Preferred Stock dated as of
                                December 11, 1992 by and among Diedrich Coffee,
                                Martin R. Diedrich, Steven A. Lupinacci, Redwood
                                Enterprises and D.C.H., L.P.*

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

            10.10               Kerry W. Coin Employment Agreement, dated August 26, 1996*

            27                  Financial data schedule

       ---------------
       * Incorporated by reference to the exhibit of the same number to the registrant's Registration Statement on Form S-1 (Reg. No. 333-08633), as amended.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the thirteen weeks ended October 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: December 13, 1996                  DIEDRICH COFFEE, INC.


                                          /s/ STEVEN A. LUPINACCI
                                          ----------------------------------
                                          Steven A. Lupinacci,
                                          President, Chief Executive Officer
                                          and Chief Financial Officer


                                          Signing on behalf of the registrant
                                          and as principal financial officer