Form 10-K
period 1997-01-29
DIEDRICH COFFEE INC
filed 1997-04-29
CIK 947661

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                          COMMISSION FILE NO.  0-21203

                             DIEDRICH COFFEE, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        33-0086628
   (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                              2144 MICHELSON DRIVE
                           IRVINE, CALIFORNIA  92612
                                 (714) 260-1600
          (Address of principal executive offices, including zip code and telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.01 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing sale price of the registrant's Common Stock on April 18, 1997, as reported on the NASDAQ National Market System, was $6,497,244.

         The number of shares of the registrant's Common Stock outstanding, as of April 18, 1997, was 5,391,650.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's definitive proxy statement pursuant to Schedule 14A for its annual meeting of stockholders to be held on June 26, 1997, which proxy statement will be filed not later than 120 days after the close of the registrant's fiscal year ended January 29, 1997.

                               TABLE OF CONTENTS
                               -----------------

                                       PART I                                                PAGE

Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1
Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8
Item 3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .              8
Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . .              8
Item I-A.    Executive Officers and Key Employees of Diedrich Coffee, Inc.  . . .              9

                                       PART II

Item 5.      Market for Registrant's Common Equity and Related                                 10
             Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . .
Item 6.      Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .              11
Item 7.      Management's Discussion and Analysis of Financial Condition                       13
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . .
Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . .              17
Item 9.      Changes in and Disagreements with Accountants on Accounting                       17
             and Financial Disclosure.  . . . . . . . . . . . . . . . . . . . . .

                                       PART III

Item 10.     Directors and Executive Officers of the Registrant . . . . . . . . .              17
Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .              17
Item 12.     Security Ownership of Certain Beneficial Owners and Management . . .              17
Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . .              17

                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  . .              18
Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20
Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             F-1
Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             S-1

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

         Diedrich Coffee, Inc. ("Diedrich Coffee" or the "Company") is a specialty coffee roaster, wholesaler and retailer that currently operates forty-four retail units and services over one hundred fifty wholesale accounts. The retail units are located in Southern California, Colorado and Texas. Diedrich Coffee sells premium quality coffee beverages made from its own freshly roasted coffee beans. In addition to brewed coffee, the Company offers a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, caffe mocha and espresso machiato. To complement beverage sales, the Company sells light food items, whole bean coffee and accessories through its coffeehouses.

         In its continuing efforts to ensure the highest possible standards of quality, the Company sources its unroasted coffee beans directly from coffee-producing nations through its contacts with exporters and growers located in certain of these countries and through specialty coffee brokers. These unroasted coffee beans are custom roasted in carefully controlled batches according to the Company's standards and proprietary recipes. The beans purchased by the Company are of the premium grade arabica variety, which are of a higher quality than the robusta variety of coffee typically found in non-specialty or mass-merchandised coffees.

         The Company seeks to differentiate itself and build strong brand name recognition by developing and operating sophisticated and inviting coffeehouses intended to serve as neighborhood gathering places. Additionally, Diedrich Coffee focuses heavily on the quality of its products through experienced sourcing of the unroasted beans and its proprietary roasting formula. To ensure freshness, the Company has roasting facilities in its current principal regions of operation (Orange County and Denver) and plans to add roasting facilities in each of its future significant regions of operation. The Company believes that this strategy, together with enthusiastic and friendly customer service, creates a loyal customer base. Diedrich coffeehouses are generally established in high-visibility locations, consistent with the Company's strategy of developing a substantial repeat client base. The Company's coffeehouses average approximately 1,500 square feet, ranging in size from 725 to 2,654 square feet.

         The first retail store operating under the name Diedrich Coffee commenced operations in Orange County, California in 1972. The Company grew from three coffeehouses in fiscal 1992 to forty-seven coffeehouses as of January 29, 1997 through the construction of new coffeehouses and acquisitions. However, during the first quarter of fiscal 1998, the Company closed three coffeehouses and therefore, as of April 28, 1997, the Company was operating forty-four coffeehouses. Recently, the Company has entered into leases that will permit the opening of three additional coffeehouses in the next several months. The Company's expansion strategy is to own and operate newly-developed coffeehouses and to acquire existing specialty coffee retailers in geographic regions where it has existing coffeehouses. The Company also evaluates new geographic regions (and analyzes entry through new store openings or acquisitions) where it believes it can operate profitably.

         On September 11, 1996, the Company successfully completed an initial public offering of 2,530,000 shares of Common Stock. The offering consisted of 1,600,000 shares sold on behalf of the Company and 930,000 shares sold on behalf of certain stockholders. The net proceeds of the offering to the Company, after deducting related expenses were approximately $12.6 million.
The Company used a portion of the net proceeds to repay all indebtedness outstanding. The remaining net proceeds were used and continue to be used to fund the opening of additional coffeehouses, as well as providing working capital for general corporate purposes and infrastructure enhancements.

RECENT DEVELOPMENTS

         On March 12, 1997, the Company announced that it was reviewing the performance of all of the Company's coffeehouses to determine which units were not meeting management's long-term operational expectations. At that time, five coffeehouses had been identified on a preliminary basis for possible closure in the first quarter of fiscal 1998. Subsequently, as announced by the Company on April 29, 1997, seven additional coffeehouses have been targeted for closure during fiscal 1998. In connection with the store closures, the Company expects to record an impairment provision and a restructuring charge totaling approximately $4.5 million in the first quarter of fiscal 1998. The store closures, which were undertaken to streamline operations and improve profitability, began in late March 1997 and are expected to be substantially completed during fiscal 1998.

         On March 12, 1997, the Company also announced the resignation of Steven A. Lupinacci as its President, Chief Executive Officer, Chief Financial Officer and Director and the appointment of Lawrence Goelman, one of the Company's board members, to serve as interim President and Chief Executive Officer. On April 25, 1997, the Company's Board of Directors approved the appointment of Kerry W. Coin as President and Chief Operating Officer and the appointment of John B. Bayley as Acting Vice President, Finance and Controller.

DIEDRICH COFFEE'S BUSINESS

         The Company's retail stores accounted for 91.4% of net sales during the fiscal year ended January 29, 1997. The Company's objective is to become the leading retailer and wholesaler of coffee in each of its target markets by selling the finest quality coffees and related products, and by providing a superior level of customer service, thereby building a high degree of customer loyalty and repeat business.

         THE COFFEEHOUSE CONCEPT. The Company's coffeehouses attempt to reflect the character of the community or neighborhood in which they are located through the design and construction of the coffeehouse. In order to avoid the labor-intensive work that would be required to design completely original coffeehouses for each new store opening, the Company will utilize one of its numerous design layouts which allows the Company to tailor the coffeehouse to the specific site and the surrounding neighborhood. The coffeehouses feature varying amenities to promote this environment, such as live music or outdoor patios where customers can enjoy their coffee.

         The coffeehouse concept, however, is not limited to the physical structure of the store. The relaxed and inviting environment is created in large part by the employees in each coffeehouse. Employees are encouraged to know their customers and are trained to promote customer service. To further enhance the Company's brand awareness and market penetration, the Company intends to expand the use of alternative concepts such as kiosks, carts and smaller coffeehouses.

         COFFEEHOUSE OPERATIONS. The typical Diedrich coffeehouse is staffed with one to three managers, and a staff of ten to fifteen part- time hourly employees from which the operating shifts are filled. The hours for each store are established based upon the locations and customer demand, but typically are from 6:00 a.m. to 9:00 p.m. (or later) in residential locations and from 6:00 a.m. to 6:00 p.m. in commercial locations. The store managers are overseen by district managers, who are responsible for supervising the operations of up to ten coffeehouses. District managers report to one of the two regional directors of operations.

         In addition to coffee beverages, all Diedrich coffeehouses serve a select offering of light food items (bagels, croissants and pastries) and dessert items (pastries and cakes). Management is continuously working with its suppliers to enhance its selection of food items to complement beverage sales. Diedrich coffeehouses also sell more than twenty different selections of regular and decaffeinated roasted whole bean coffee. The Company's coffeehouses also carry select coffee related merchandise items. In fiscal 1997, the Company's retail sales mix was 69.3% coffee beverages, 21.7% food items, 6.5% whole bean coffee and 2.5% accessories and clothing.

         STRATEGIC ALLIANCES. The Company believes that development of strategic alliances will enhance its brand equity while enabling it to take advantage of an increased number of expansion opportunities. In fiscal 1996, the Company opened its first two shared retail spaces utilizing interior passways and open common walls. These spaces, shared with Barnes & Noble and Sports Chalet, illustrate the Company's desire and ability to design unique coffeehouses for its customers. While the Company does not have any current commitments to develop additional shared spaces with these retailers, it is actively pursuing similar relationships with other retailers. In addition, the Company believes that it can increase brand awareness, revenues and earnings through a focused program of full image co-branding with selected strategic partners. Management is actively pursuing a program which would include full branded execution of the Diedrich Coffee product line on the premises of the Company's strategic partners.

         In July 1996, the Company signed a franchise development agreement with a company based in Singapore. The agreement calls for the development of a total of at least thirty Diedrich coffeehouses in Singapore, Malaysia and Indonesia within the next five years. The development agreement also provides for the possible expansion into Japan, China, Hong Kong and other Asian countries.

         In February 1997, the Company announced an exclusive agreement to establish full service Diedrich coffeehouses in select Home Savings of America financial service centers in California. The Company has identified the first three sites for the pilot program and expects that each of the sites will open during fiscal year 1998.

         OTHER DISTRIBUTION CHANNELS. The Company is actively seeking new distribution channels for its products. The Company has engaged in wholesale and mail order distribution of its products for more than five years. In fiscal 1997, these activities accounted for 8.6% of total Company sales. The Company intends to continue to pursue appropriate growth opportunities in the wholesale and mail order distribution channels. In 1996, the Company introduced a proprietary, branded coffee ice cream which it currently sells in selected Diedrich coffeehouses. The Diedrich Coffee ice cream is also the base component of the new Diedrich ice cream shakes, parfaits and floats, which were introduced in Southern California stores in May 1996. The Company is exploring distribution of this branded ice cream product through other retail channels, although it has not entered into any binding commitments or agreements with respect to such distribution.

ACQUISITIONS DURING FISCAL 1997

         In February 1996, the Company consummated the acquisition of nineteen retail coffeehouse locations from two separate specialty coffee chains. Seventeen of the acquired stores are located in Denver, Colorado and the remaining two stores are located in Houston, Texas. Each of the Denver and Houston markets had been previously identified by the Company as targets for expansion. Subsequently, one of the acquired stores in Denver was closed during fiscal 1997. An additional number of the acquired stores are expected to be closed in the first and second quarter of fiscal 1998 as part of the store closures discussed above. As of January 29, 1997, all but one of the acquired stores in operation had been converted to the Diedrich coffeehouse format. The Company believes that the remaining stores in Denver continue to position Diedrich Coffee as a major competitor in this market. The two Houston locations are forming the basis for further expansion. In the fourth quarter of fiscal 1997, the Company opened a third coffeehouse in Houston and has recently entered into binding leases to open two new coffeehouses there. In December 1996, the Company also acquired a single coffeehouse in Orange County, California from an unrelated third party.

PRODUCT SUPPLY

         Coffee beans are an agricultural product grown commercially in over fifty countries in the tropical regions of the world. There are many varieties of coffee and a broad range of quality grades within each variety. While the broader coffee market generally treats coffee as a fungible commodity, the specialty coffee industry focuses on the highest grades of coffee. These coffees are available in relatively small quantities. The Company seeks to purchase the finest qualities and varieties of coffee by identifying the unique characteristics and flavor of the varieties available from each region of the world. The background and experience of the Company's personnel allow Diedrich Coffee to maintain its commitment to serve and sell only the highest quality coffee.

         In any given month, the Company may enter into forward commitments for the purchase of more than a dozen different types of coffee plus specially featured coffees that may only be available in small quantities. Rotating its coffee selection enables the Company to provide its customers with a wider variety of coffees as well as certain coffees that are available only on a seasonal basis. Diedrich Coffee purchases only premium grade arabica coffee beans and believes these beans are the best available from each producing region. The premium grade arabica bean is a higher quality variety than the average grade arabica or robusta variety coffee bean. These lower quality beans are typically found in non-specialty or mass-merchandised commercial coffees. The Company contracts for future delivery of unroasted coffee to help ensure adequacy of supply and typically maintains a minimum six week supply of each variety of whole beans then available.

         Diedrich Coffee is committed to serving its customers beverages and whole bean products from coffee beans that are freshly roasted. Serving only freshly roasted coffee is imperative because roasted coffee is a highly perishable product which loses a significant amount of quality within two weeks of being roasted. To address this concern, the Company has developed a multiregional roasting approach to ensure freshness. The Company presently has roasting facilities in its principal regions of operation, Orange County and Denver; the Company plans to add a roasting facility in Houston, Texas. The Company believes that its freshly roasted product is superior to product offerings that use various types of packaging in an effort to preserve freshness rather than more frequent roasting. The Company's coffee is delivered to its coffeehouses promptly after roasting to enable the Company to guarantee the freshness of each cup of coffee or whole coffee beans sold in its coffeehouses.

COMPETITION

         The Company competes directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. The company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers and a growing number of specialty coffee stores. Both the Company's whole bean coffees and its coffee beverages compete to a greater or lesser extent against all other coffees on the market. The Company believes that its customers choose among retailers primarily on the basis of quality, taste and convenience and, to a lesser extent, on price.

         Although competition in the specialty coffee market is currently fragmented, the Company competes with Starbucks Corporation, the market's largest retailer and other competitors who have significantly greater financial, marketing and other resources than the Company. In addition to these competitors, the attractiveness of the gourmet specialty coffee store market could draw additional competitors with substantially greater financial, marketing and operating resources than the Company.

         The Company expects that competition for suitable sites for new stores will continue to be intense. The Company competes against other specialty retailers and restaurants for these sites, and there can be no assurance that management will be able to continue to secure adequate sites at acceptable rent levels.

TRADEMARKS

         The Company owns several trademarks and servicemarks that have been registered with the United States Patent and Trademark Office, including Diedrich Coffee(R), Wiener Melange(R) and Flor de Apanas(R). In addition, the Company has applications pending with the United States Patent and Trademark Office for a number of additional marks, including Harvest Peak(TM) and Ambrosia Blend(TM). The Company has also made application in Canada for trademark protection of Flor de Apanas(R) and the related design. W.R. Grace & Co. has alleged that Ambrosia Blend(TM) infringes one of its registered trademarks. The Company disputes this allegation, but believes that if such allegation were confirmed, it would not result in a material adverse effect on the Company's financial position or results of operations.

EMPLOYEES

         At January 29, 1997, the Company employed a work force of 850 persons, 129 of whom are employed full-time. None of the Company's employees is represented by a labor union, no employees are currently covered by collective bargaining agreements, and the Company considers its relations with its employees to be good.

CERTAIN FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS

         Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company's opinion about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business including the factors discussed below.

         LIMITED OPERATING HISTORY; HISTORY OF OPERATIONS. As of April 28, 1997, the Company operated forty-four coffeehouses, only eight of which had been open more than two years. The Company had a net loss of $986,000 in fiscal 1997; net income of $186,000 and $324,000 in fiscal 1996 and 1995, respectively, and a net loss of $89,000 in fiscal 1994. Although the Company has experienced significant recent revenue growth, there can be no assurance that this growth will continue or that the Company will become profitable on a quarterly or annual basis in the future. At January 29, 1997, the Company had an accumulated deficit of $1,038,000. Management anticipates that profitability will be adversely affected during fiscal 1998 due to the restructuring charge planned for the first quarter.

         RELIANCE ON GROWTH STRATEGY; ACQUISITIONS AND RAPID EXPANSION. The Company has been pursuing an aggressive growth strategy, the success of which will depend in large part upon its ability to open and operate new coffeehouses and to operate a larger business profitably. From the end of the fiscal 1992 through fiscal 1997, the Company expanded the number of coffeehouses from three to forty-seven. Although the Company has executed additional leases for future coffeehouses, there can be no assurances that the Company will be successful in developing and operating additional sites. As of January 29, 1997, the Company had completed all but one of the conversions of acquired locations into Diedrich coffeehouses. Prior to acquisition by the Company, these stores were not profitable, and no assurances can be given that the Company's efforts to operate these stores will be successful or result in profitability. Even if the Company is successful in enhancing profitability, there can be no assurances as to how long a period of time accomplishing such profitability will take or the level of future profitability that can be achieved.

         Acquisitions involve a number of risks, including the diversion of management's attention, issues related to the assimilation of the operations and personnel of the acquired businesses, and potential adverse effects on the Company's operating results. The Company's acquisitions during fiscal 1997 have resulted in greater general and administrative expense and diversion of management resources. Furthermore, the Company has not yet fully completed the conversion of the Denver coffeehouses to the Company's financial and management control systems. There can be no assurances that the Company will find attractive acquisition candidates in the future, that acquisitions can be consummated on acceptable terms, that any acquired companies can be integrated successfully into the Company's operations or that any such acquisitions will not have an adverse effect on the Company's financial condition or results of operations.

         The Company's planned expansion will present numerous operational and competitive challenges to the Company's senior management and employees as new potential sites are evaluated, developed and operated. Among other challenges, the Company anticipates that expansion into new geographic regions will entail opening multiple coffeehouses in those other regions in a relatively short period of time. Such growth has and will continue to place significant demands on the Company's management, working capital and financial and management control systems. Failure to upgrade the Company's operating, management and financial control systems or difficulties encountered during such upgrades could adversely affect the Company's business and results of operations. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from expansion and there can be no assurances that any expansion will be profitable or that it will not adversely affect the Company's results of operations. In addition, the success of any expansion plans will depend in part upon the Company's ability to continue to improve and expand its management and financial control systems, to attract, retain and motivate key employees and to raise additional capital. There can be no assurances that the Company will be successful in these regards.

         Successful achievement of the Company's expansion plans will depend in part upon its ability to: (i) select and compete successfully in new markets;
(ii) obtain suitable sites at acceptable costs in highly competitive real estate markets; (iii) hire, train and retain qualified personnel; (iv) integrate new stores into existing distribution, inventory control and information systems; (v) expand roasting facilities in current and new regions to enable freshly roasted coffee deliveries to coffeehouses in those regions; and (vi) maintain quality control. The Company will incur significant start-up costs in connection with entering new markets, including costs associated with establishing new regional infrastructure that will permit the Company to maintain its strategy of being a regional roaster. In addition, the opening of additional coffeehouses in current markets could detract from sales at certain of the Company's existing coffeehouses. There can be no assurances that the Company will achieve its planned expansion goals, manage its growth effectively or operate its existing and new coffeehouses profitably. The failure of the Company to manage its growth effectively or operate existing or any new coffeehouses profitably would have a material adverse effect on the Company's financial condition and results of operations.

         NEED FOR ADDITIONAL FINANCING. The proceeds of the initial public offering and cash flow from operations were sufficient to fund the Company's capital expenditures for the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998. In order to achieve and maintain the Company's anticipated growth rate thereafter, including geographic expansion through acquisitions or new store construction, the Company will need to incur debt or issue additional equity (or hybrid) securities in future public or private financings. There can be no assurances that any such additional financing will be available on terms satisfactory to the Company, if at all.

         FLUCTUATIONS IN AVAILABILITY AND COST OF UNROASTED COFFEE. The Company depends upon both its outside brokers and its direct contacts with exporters and growers in countries of origin for the supply of its primary raw material, "green" or "unroasted" coffee. Coffee supply and price are subject to significant volatility beyond the control or influence of the Company. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the origin, supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather and political and economic conditions. In addition, unroasted coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization or the Association of Coffee Producing Countries, that have historically attempted to establish commodity price controls of unroasted coffee through agreements establishing export quotas or restricting coffee supplies worldwide. No assurance can be given that these organizations (or others) will not succeed in raising unroasted coffee prices or that, in such events, the Company will be able or choose to maintain its gross margins quickly by raising prices without affecting demand. Increases in the price of unroasted coffee, or the unavailability of adequate supplies of unroasted coffee of the quality sought by the Company - whether due to the failure of its suppliers to perform, conditions in the coffee-producing countries, or otherwise - could have a material adverse effect on the Company's results of operations.

         To mitigate the risks associated with increases in coffee prices and to provide greater predictability in the prices the Company pays for its coffee, the Company has from time to time, depending upon market volatility, entered into fixed-price purchase commitments for a portion of its unroasted coffee requirements. There can be no assurances that these activities will significantly protect the Company against the risks of increase in coffee prices or that they will not result in the Company having to pay substantially more for its supply of coffee than would have been required absent such activities.

         LIMITATIONS AND VULNERABILITY AS A RESULT OF GEOGRAPHIC CONCENTRATION OF MANAGEMENT'S EXPERIENCE. Until recently, management's experience was limited to operating coffeehouses in Orange County, California.

Because the Company's management has limited operating experience outside of Orange County, California, there can be no assurance that the Company will be successful in other geographic areas. For example, the Company's experience with construction and development outside Orange County, California is limited, which may increase associated risks of development and construction as the Company expands. Expansion to other geographic areas may require substantially more funds for advertising and marketing since the Company will not initially have name recognition or word-of-mouth advertising as it does in Orange County, California. The centralization of the Company's senior management in Southern California may pose difficulties in terms of the Company's current and future expansion to new geographic areas. In addition, the Company lacks experience with distributors, suppliers and consumers located outside Southern California. The combination of these factors could impede the growth of the Company and could have an adverse effect on the Company's results of operations.

         COMPETITION. The market for prepared specialty coffee beverages is fragmented and highly competitive and competition is expected to continue to increase substantially. The Company's coffee beverages compete directly against all restaurant and beverage outlets that serve coffee as well as a growing number of espresso stands, carts and stores. The Company's whole bean coffees compete directly against specialty coffee sold at retail through supermarkets and a growing number of specialty coffee stores. The coffee industry is currently dominated by several large companies, such as Kraft General Foods, Inc., Proctor & Gamble Co. and Nestle S.A., many of which have begun aggressively marketing gourmet coffee products. While the market for specialty gourmet coffee stores remains fragmented, the Company competes directly with Starbucks Corporation, the largest U.S. specialty coffee retailer. Starbucks Corporation has substantially greater financial, marketing and other resources than the Company and may also enter the markets in which the Company currently operates or intends to expand.

         One of the main areas of competition in the specialty coffee retail store marketplace is in the procurement of prime retail store premises. The Company competes against other specialty retailers and restaurants for store sites, and there can be no assurance that management will be able to secure adequate, additional sites at acceptable costs.

         GEOGRAPHIC CONCENTRATION; FLUCTUATIONS IN REGIONAL ECONOMIC CONDITIONS. The Company's coffeehouses are currently located in Southern California, Colorado and Texas. As a result, the Company's success will also depend in large part upon factors affecting general economic conditions and discretionary consumer spending in these regions. Any economic downturn or reduction in consumer spending in those regions could have a material adverse effect on the Company.

         LACK OF DIVERSIFICATION. The Company's business is centered around essentially one product: coffee. To date, the Company's operations have been limited to the purchase and roasting of raw coffee beans and the sale of whole bean coffees and coffee beverages, together with other food products, through its coffeehouses and its wholesale and mail order business. Any decrease in demand for coffee would have a material adverse effect on the Company's business, operating results and financial condition.

         LEASES; UNCERTAINTY OF RENEWAL TERMS. The Company's forty-four operating coffeehouses are all on leased premises. Upon the expiration of certain of these leases, there is no automatic renewal or option to renew. No assurances can be given that these leases can be renewed or, if renewed, that rents will not increase substantially, either of which could adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or be subject to renewal with scheduled rent increases, which could result in rents being above fair market value.

         EFFECTS OF COMPLIANCE WITH GOVERNMENT REGULATIONS. The Company is subject to various federal, state and local laws, rules and regulations affecting its business and operations. Each Diedrich coffeehouse and roasting facility is and shall be subject to licensing and reporting requirements by numerous governmental authorities which may include the building, land use, environmental protection, health, safety and fire agencies of the state or municipality in which each is located. Difficulties in obtaining or failures to obtain the necessary licenses or approvals could delay or prevent the development or operation of a given coffeehouse, or limit the products available in a coffeehouse. Any problems which the Company may encounter in renewing such licenses in one jurisdiction may adversely affect its licensing status on a federal, state or municipal level in other relevant jurisdictions.

         RELIANCE ON KEY EXISTING AND FUTURE PERSONNEL. The Company's success will depend to a large degree upon the efforts and abilities of its officers and key management employees, particularly Lawrence Goelman (Chairman and interim Chief Executive Officer), Martin Diedrich (Vice Chairman and Chief Coffee Officer) and Kerry Coin (President and Chief Operating Officer). The loss of the services of one or more of its key employees could have a material adverse effect on the Company's business prospects and potential earnings capacity. The Company has entered into employment agreements with Messrs. Diedrich and Coin, which include, among other things, provisions restricting them from competing with the Company during the terms of their respective agreements. The Company has also entered into a stock option agreement with Mr. Coin. The Company maintains and is sole beneficiary of key person life insurance in the amount of $1,000,000 on the life of Mr. Diedrich. The Company will need to continue to recruit and retain additional key members of senior management to manage anticipated growth, but there can be no assurance that the Company will be able to recruit or retain additional members of senior management on terms suitable to the Company.

ITEM 2.  PROPERTIES.

         The Company leases approximately 25,000 square feet of office space for administrative offices, warehousing, roasting and training facilities in Irvine, California. The lease for this facility expires in October 2000, with an option for one additional five-year term. The Company also leases a 2,500 square foot facility in Denver, Colorado for warehousing and roasting. This lease expires on May 31, 1999. In addition, as of January 29, 1997, the Company was a party to various leases for a total of forty-six retail locations. All of the Company's operating coffeehouses are on leased premises and are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or if renewed, that rents will not increase substantially, both of which would adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial increases or are subject to renewal with a scheduled rent increase, which could result in rents being above fair market value.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of April 28, 1997, the Company was not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended January 29, 1997.

ITEM I-A.  EXECUTIVE OFFICERS AND KEY EMPLOYEES OF DIEDRICH COFFEE, INC.

         The executive officers and other key employees of the Company, and their ages as of April 28, 1997, are as follows:

NAME                      AGE    POSITION(S) HELD
----                      ---    ----------------
Martin R. Diedrich        38     Vice Chairman of the Board, Secretary and Chief Coffee Officer
Lawrence Goelman(1)       56     Chairman of the Board and Interim Chief Executive Officer
Steven A. Lupinacci(2)    44     Former President, Chief Executive Officer, Chief Financial Officer and
                                 Director
Kerry W. Coin             49     President and Chief Operating Officer
John B. Bayley            48     Acting Vice President, Finance and Controller
Patrick D. Inaba          35     Manager of Store Construction
Edwin P. Ott              38     Regional Director of Operations - Colorado and Texas
Jeanne M. Hood            44     Regional Director of Operations - California

--------------------

(1) Mr. Goelman was appointed as interim President and Chief Executive Officer by the Board of Directors, effective March 12, 1997. On April 25, 1997, the Company's Board of Directors appointed Kerry W. Coin to the office of President and appointed Mr. Goelman Chairman of the Board.

(2) Mr. Lupinacci resigned as President, Chief Executive Officer, Chief Financial Officer and Director, effective March 12, 1997.

         MARTIN R. DIEDRICH has been the Secretary and Chief Coffee Officer and has served on the Company's Board of Directors since its incorporation. He served as Chairman of the Board from January 1996 until April 1997 and also presently serves on the Real Estate Committee. Mr. Diedrich is an internationally recognized specialty coffee expert who is a frequent speaker at industry functions.

         LAWRENCE GOELMAN has been the interim Chief Executive Officer since March 1997 and has served as a member of the Board of Directors since October 1996. He was elected as Chairman of the Board in April 1997. Most recently, Mr. Goelman served as President and Chief Executive Officer of Pinnacle Micro, Inc. from May 1996 to December 1996. Mr. Goelman has also been a managing partner of Tremont Partners, Inc. since June 1995. Prior to that, he served as Chairman, President and Chief Executive Officer of CostCare, Inc. for fourteen years. In addition to his present positions with the Company, Mr. Goelman is also a director of Urohealth, Inc.

         STEVEN A. LUPINACCI served as President, Chief Executive Officer and Chief Financial Officer of the Company from December 1992 until March 1997.
Mr. Lupinacci also served as a member of the Board of Directors from December 1992 until March 1997, with the exception of the a six-month period from January to July 1996. From July 1990 to December 1992, Mr. Lupinacci was a private investor and prior to July 1990, he was a partner with Price Waterhouse where his practice primarily focused on mergers and acquisitions.

         KERRY W. COIN was appointed President and Chief Operating Officer by the Company's Board of Directors in April 1997. Mr. Coin joined the Company as Executive Vice President and Chief Operating Officer in August 1996. From May 1996 until joining the Company, he was President and General Manager of the restaurant subsidiary of Synerdyne Corporation. From January 1994 to February 1996, he was President and Chief Executive

Officer of Boston West, LLC, a franchisee of Boston Chicken, Inc. From February 1993 to January 1994, Mr. Coin served as Vice President of Strategic Development for CKE Restaurants, Inc., a Southern California-based chain of quick-service restaurants, and from June 1987 until February 1993, he was a principal at A.T. Kearney, Inc., a private management consulting firm.

         JOHN B. BAYLEY was appointed Acting Vice President, Finance and Controller in April 1997. Mr. Bayley joined the Company in November 1996 as Controller. From January 1996 until joining the Company, he was self-employed as a consultant. He served as Vice President, Treasurer of Sizzler International, Inc. from February 1991 through December 1995.

         PATRICK D. INABA joined the Company in January 1993 as a general manager of one of the Diedrich coffeehouses. In February 1995, Mr. Inaba was promoted to Manager of New Store Operations and in October 1995, he assumed the position of Manager of Store Construction. Prior to joining the Company, Mr. Inaba served as Director of Operations at Wahoo's Fish Taco from 1989. As Director of Operations, Mr. Inaba designed menus and recipes, operating systems, purchasing systems, marketing and advertising programs and staff training procedures.

         EDWIN P. OTT joined the Company in January 1993 as Controller and was promoted to a Regional Director of Operations in November 1996. From 1991 until joining the Company, Mr. Ott served as a law clerk for the law firm of Hannan & Cote. Prior to that time, Mr. Ott worked for twelve years in the restaurant industry serving as a Promotions Accountant for Taco Bell (a division of PepsiCo), Accounting Manager/Financial Analyst for the Sizzler Restaurant Division of Collins Foods International, Financial Analyst for El Torito Restaurants (a division of W.R. Grace) and the Controller for International Onion, Inc.

         JEANNE M. HOOD joined the Company in January 1996, assisting in the conversion of the acquired stores in the Denver and Houston markets. She was promoted to a Regional Director of Operations in November 1996. From January 1984 to June 1995, she was employed by Au Bon Pain, where she served as Regional Director of Operations during the last six years.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is reported on the NASDAQ National Market System under the symbol "DDRX." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ National Market System since September 11, 1996, the date on which the Company's shares first became publicly traded. Prior to September 11, 1996, there was no established public trading market for the Company's Common Stock.

                                                            PRICE RANGE
                                                    ---------------------------
                  PERIOD                             HIGH                  LOW
------------------------------------------          ------                -----
FISCAL YEAR 1997

    Third Quarter (beginning September 11)          $12.00                $9.50

    Fourth Quarter                                  $10.50                $8.00

         At January 29, 1997, there were 5,391,650 shares outstanding and approximately 53 stockholders of record of Diedrich Coffee's Common Stock. The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following five-year selected financial data should be read in conjunction with the Company's financial statements. The financial data as of and for the year ended January 31, 1993 was derived from unaudited financial statements. The unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and results of operations for these periods.

                                             YEAR ENDED
                                             JANUARY 29,              YEARS ENDED JANUARY 31,
                                             -----------     -------------------------------------------
                                                1997         1996         1995         1994         1993
                                                ----         ----         ----         ----         ----
                                                               ($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
    Net sales:
        Retail                                 $18,118      $ 8,879      $6,673        $3,912      $2,906
        Wholesale and other                      1,694        1,365         918           502          33
                                               -------      -------      ------        ------      ------
            Total                               19,812       10,244       7,591         4,414       2,939
                                               -------      -------      ------        ------      ------
    Cost and expenses:
        Cost of sales and related
          occupancy costs                        9,263        4,409       3,164         1,796       1,140
        Store operating expenses                 8,280        3,520       2,584         1,594       1,064
        Other operating expenses                   240          277         282           146           6
        Depreciation and amortization            1,054          354         255           102         143
        General and administrative expenses      2,003        1,335         851           809         762
                                               -------      -------      ------        ------      ------
            Total                               20,840        9,895       7,136         4,447       3,115
                                               -------      -------      ------        ------      ------
Operating income (loss)                         (1,028)         349         455           (33)       (176)
Interest expense and other, net                     86           34          78            55          72
                                               -------      -------      ------        ------      ------
Income (loss) before income taxes               (1,114)         315         377           (88)       (248)
Income tax provision (benefit)                    (128)         129          53             1         (15)
                                               -------      -------      ------        ------      ------
Net income (loss)                              $  (986)     $   186      $  324          $(89)     $ (233)
                                               -------      -------      ------        ------      ------
Income (loss) per common and common               (.22)
equivalent share (1)
Pro forma net income per common
and common equivalent share (2)                                 .06

BALANCE SHEET DATA
    Working capital (deficiency)               $ 1,949      $   (53)     $ (418)       $ (564)     $  470
    Total assets                                17,471        5,316       2,503         2,163       1,790
    Long-term obligations, less current
        portion                                     --          829         471           544         453
    Total stockholders' equity                  14,898        3,304         973           649         938

--------------------

(1) Net income (loss) per share for periods prior to the year ended January 31, 1996 is not presented due to the noncomparable capital structure.

(2) Pro forma net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the respective period, assuming the conversion of the Series A and Series B Preferred Stock into Common Stock as of the date of issuance. Dividends on the Series A and Series B Preferred Stock have been excluded from the computation since the preferred stock has been assumed to have been converted to Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. At the conclusion of fiscal 1997, the Company operated a total of forty-seven coffeehouses located in California, Colorado and Texas. Diedrich Coffee sells high quality coffee beverages made with its own freshly roasted coffee. In addition to brewed coffee, the Company offers a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, cafe mocha and espresso machiato. To complement beverage sales, the Company sells light food items and whole bean coffee through its coffeehouses.

         On February 15, 1996, the Company acquired seven retail locations in Denver, Colorado that were former bakery-espresso cafes for cash consideration of $450,000. On February 23, 1996, the Company acquired twelve retail locations from Brothers Gourmet Coffees, Inc., doing business as Brothers Gourmet Coffee Bars ("Brothers") for cash consideration of $1,350,000. Ten of the stores acquired from Brothers were located in Denver, Colorado and two were in Houston, Texas. Both of the transactions took the form of asset acquisitions, accounted for under the purchase method, in which the principal assets acquired were leasehold interests, furniture and fixtures, and equipment. No material liabilities were assumed except for the remaining obligations under the operating leases for each of the stores. As of January 29, 1997, all of the acquired locations in Denver and Houston, except one, were converted and re-opened under the Diedrich trade name. Conversion costs were approximately $1,219,000.

         Effective February 1, 1996, the Company changed its fiscal year end from January 31 to a fiscal year ending on the Wednesday nearest January 31.
In connection with the change in fiscal year end, the Company began reporting quarterly results in thirteen week periods. Prior to the change in fiscal year end, the Company's quarterly periods included twelve weeks, except for the fourth quarter which had approximately sixteen weeks.

         In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, that involve risks and uncertainties. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including but not limited to, the price and availability of coffee and other raw materials, successful execution of the Company's expansion plans, the impact of competition, the availability of additional financing and other risks and uncertainties as described in detail under the caption "Certain Factors and Trends Affecting Diedrich Coffee and Its Business" contained in
Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 29, 1997 COMPARED TO YEAR ENDED JANUARY 31, 1996

         Net sales. Net sales for the year ended January 29, 1997 increased 93.4% to $19,812,000 from $10,244,000 for the year ended January 31, 1996. Net retail sales for the year ended January 29, 1997 increased 104.1% to $18,118,000 from $8,879,000 for the year ended January 31, 1996 due to the opening of new coffeehouses and the addition of the stores acquired in Denver and Houston as well as one store acquired in Orange County (the "Acquired Stores"). Wholesale and mail order sales for the year ended January 29, 1997 increased 24.1% to $1,694,000 from $1,365,000 for the year ended January 31, 1996.

         The percentage decrease in comparable store sales comparing net sales for stores open during the full year in fiscal 1997 to net sales for the same stores in fiscal 1996 was 2.7%. Only eight of the Company's forty-seven coffeehouses were open for the full year in fiscal 1996 and are therefore included in the base for comparable store sales. On average these stores have been open for five years and had sales of approximately $1 million per store for the year ended January 29, 1997.

         Cost of sales and related occupancy costs. Cost of sales and related occupancy costs for the year ended January 29, 1997 increased to $9,263,000 from $4,409,000 for the year ended January 31, 1996. As a percentage of net sales, cost of sales and related occupancy costs increased to 46.8% for fiscal 1997 from 43.0% for fiscal 1996. This increase was primarily the result of three factors: low sales volume for the Acquired Stores which resulted in substantially higher rent as a percentage of sales; newly opened stores with higher initial product costs during the growth period in their early months of operation and increased costs related to lower than expected holiday specialty sales.

         Store operating expenses. For the year ended January 29, 1997, store operating expenses, as a percentage of retail net sales, similarly increased to 45.7% from 39.6% for the year ended January 31, 1996. As in the case of cost of sales, these increases were due to increased labor and other start-up costs relating to the opening of fifteen new Diedrich coffeehouses in fiscal 1997, and additional store operating expenses for the Acquired Stores.

         Other operating expenses. For the year ended January 29, 1997, other operating expenses, as a percentage of wholesale and other net sales, decreased to 14.2% from 20.3% for the year ended January 31, 1996. These decreases are a result of a decrease in the overall salary expense of the sales force due to the reduction of sales management personnel.

         Depreciation and amortization. Depreciation and amortization increased to $1,054,000 for the year ended January 29, 1997 from $354,000 for the year ended January 31, 1996, primarily as a result of the Company's opening and/or acquiring an additional thirty-four coffeehouses.

         General and administrative expenses. As a percentage of net sales, general and administrative expenses decreased to 10.1 % in the year ended January 29, 1997 from 13.0% for the year ended January 31, 1996 due to the increase in sales volume without a concomitant increase in management staff. The Company is currently adding selected resources and personnel in order to implement the policies and procedures necessary for the effective control of multi-state operations and new points of distribution operating at various volume levels.

         Interest expense. Interest expense increased to $190,000 for the year ended January 29, 1997 from $50,000 for the year ended January 31, 1996. These increases were due primarily to higher average debt outstanding principally as a result of the acquisition of the Acquired Stores. This debt was entirely repaid with proceeds from the initial public offering.

         Income taxes. Net operating losses generated in fiscal 1997, fiscal 1994 and prior were carried back or forward, as the case may be, and utilized to offset the allowable portion of income tax in fiscal 1996. As of January 29, 1997, a net operating loss for Federal income tax purposes of $756,000 remains to be utilized against future taxable income for years through fiscal 2012, subject to a possible annual limitation due to the change in ownership rules under the Internal Revenue Code.

         Net loss. The net loss for the year ended January 29, 1997 was $986,000 compared to net income of $186,000 for the year ended January 31, 1996. Net income for the year ended January 29, 1997, excluding the results of operations of the Acquired Stores and new stores opened during fiscal 1997 decreased by $207,000 to a net loss of $21,000 for the year ended January 29, 1997 from net income of $186,000 for the year ended January 31, 1996. This decrease was primarily due to increases in depreciation and amortization and general and administrative expenses.

YEAR ENDED JANUARY 31, 1996 COMPARED TO YEAR ENDED JANUARY 31, 1995

         Net sales. Net sales for the year ended January 31, 1996 were $10,244,000, an increase of $2,653,000, or 35.0% over net sales for fiscal 1995 which were $7,591,000. Retail sales increased 33.1% to $8,879,000 in fiscal 1996 from $6,673,000 in fiscal 1995. The increase resulted from a combination of sales growth at existing locations and sales from new locations. Comparable fiscal 1996 over fiscal 1995 store sales for the seven stores opened prior to fiscal 1995 showed an increase of 10.2% primarily due to an increased number of sales transactions. During fiscal 1996, the Company added five new coffeehouses. These five new stores contributed

$1,451,000 to fiscal 1996 sales. The Company's retail sales mix for fiscal 1996 included whole bean coffee (8.6%), brewed coffee and espresso beverages (70.6%), food items (18.9%), and accessories and clothing (1.9%).

         Wholesale and mail order sales combined increased 48.8% to $1,365,000 in fiscal 1996 from $917,000 in fiscal 1995. The increase was due to a more active sales effort as well as the increased brand recognition resulting from the addition of new coffeehouse locations within the Southern California market.

         Cost of sales and related occupancy costs. Cost of roasted coffee, dairy, food, paper and other bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the Company increased to $4,409,000 for the year ended January 31, 1996 from $3,164,000 for the comparable period in 1995, an increase of $1,245,000 or 39.4%. As a percentage of net sales, cost of sales and related occupancy costs increased to 43.0% for the year ended January 31, 1996, from 41.7% for the comparable period in 1995. The dollar increase was primarily due to the addition of five new locations during 1996. The percentage increase was primarily due to a shift of the sales mix resulting from the addition of two stores which provide more extensive food menus combined with an increase in the cost of paper, cups, and bar supplies which resulted from an industrywide price increase in the cost of paper.

         Store operating expenses. Store operating expenses increased to $3,520,000 for the year ended January 31, 1996, from $2,584,000 for the comparable period in 1995. The $936,000 or 36.2% increase was due primarily to the addition of five locations in 1996. Store operating expenses consist of the store-level components of direct and indirect labor, marketing, utilities, maintenance, supplies, district supervision and overhead, and pre-opening expenses. Pre-opening expenses are comprised of training labor, advertising and marketing and supplies which are accumulated and expensed when a store is opened. In fiscal 1996, store operating expenses as a percent of retail net sales increased to 39.6% from 38.7% in the prior year. The percentage increase was due to an increase in pre-opening expenses over the prior year which was partially offset by a decrease in store labor.

         Other operating expenses. Other operating expenses decreased to $277,000 for fiscal 1996 from $283,000 in the comparable period in 1995. Other operating expenses include the wholesale division operating costs which consist principally of labor, advertising and supplies. These expenses decreased, as a percent of the net sales from the wholesale division, to 20.3% from 30.8% as a result of increased sales volume.

         Depreciation and amortization. Depreciation and amortization increased to $354,000 for fiscal 1996 from $255,000 for fiscal 1995. As a percentage of net sales, depreciation and amortization increased to 3.5% from 3.4% in the prior year reflecting the early sales growth stages for the five stores added during the year.

         General and administrative expenses. General and administrative expenses increased to $1,335,000 for fiscal 1996 from $851,000 for fiscal 1995. As a percentage of net sales, general and administrative expenses increased to 13.0% from 11.2% principally due to the additions to the infrastructure in anticipation of growth and also due to higher occupancy costs as a result of the move of the Company's headquarters to larger facilities. Infrastructure increases consisted primarily of additional salaries associated with personnel additions in the real estate, recruiting and training and accounting departments.

         Interest expense. Interest expense decreased to $50,000 for fiscal 1996 from $83,000 for fiscal 1995. The $33,000 or 39.4% decrease was due primarily to lower average debt outstanding during the year.

         Net income. Net income decreased to $186,000 for fiscal 1996 from $324,000 in the comparable period in fiscal 1995, a decrease of $138,000 or 42.7%. As a percentage of net sales, net income decreased to 1.8% for fiscal 1996 from 4.3% for fiscal 1995. The decrease in net income is primarily attributable to increased general and administrative expenses resulting from the Company's move to a larger principal executive office and the addition of corporate office personnel in anticipation of the Company's expansion plans.

LIQUIDITY AND CAPITAL RESOURCES

         On September 11, 1996, the Company successfully completed its initial public offering of 2,530,000 shares of common stock. The offering consisted of 1,600,000 shares sold on behalf of the Company and 930,000 shares sold on behalf of certain stockholders. The net proceeds of the offering to the Company, after deducting related expenses, were $12,579,000. These net proceeds were used to repay indebtedness outstanding under the Company's short-term revolving credit facility in the amount of approximately $4.1 million, to repay indebtedness outstanding under a subordinated revolving promissory note with one of the Company's stockholders in the amount of approximately $1,615,000 and to repay the outstanding balance on several other items of indebtedness in the amount of approximately $373,000. The Company is using the remaining net proceeds to fund the opening of additional coffeehouses, infrastructure enhancements and to provide working capital for general corporate purposes.

         The Company had working capital, as of January 29, 1997, of $1,949,000 compared to a deficiency of $53,000 at January 31, 1996. Cash provided by operating activities totaled $113,000 for the year ended January 29, 1997 as compared to $363,000 for the year ended January 31, 1996.

         Net cash used in investing activities for the year ended January 29, 1997 totaled $9,729,000. This included capital expenditures for property and equipment of $7,813,000 and the acquisition of the Acquired Stores of $1,916,000. Capital expenditures included the costs to open fifteen new coffeehouses, complete the conversion of seventeen of the Acquired Stores to the Diedrich coffeehouse format and purchase roasting and packaging equipment.

         Net cash provided by financing activities for the year ended January 29, 1997 totaled $11,593,000. This is due primarily to the net proceeds from the initial public offering.

         Future cash requirements, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new coffeehouses, through construction and acquisition, and the continued development of infrastructure to support the Company's expansion. The Company also anticipates additional expenditures for enhancing its roasting facilities. Management estimates that capital expenditures through fiscal 1998 will be approximately $6 million to $8 million. The Company presently has no long-term debt and is evaluating various secured and unsecured financing alternatives.

         In July 1996, the Company entered into a revolving line of credit with Bank of America which permitted the Company to borrow up to $6 million upon completion of the Company's initial public offering. The Company's credit agreement in connection with this line of credit contained various covenants which, among other things, required the delivery of regular financial information, the maintenance of positive net income and the maintenance of unencumbered liquid assets. In addition, the credit agreement imposed certain restrictions on the Company, including, with respect to the incurrence of additional indebtedness, the payment of dividends and the ability to make acquisitions. On March 31, 1997, the Company was notified that it was in breach of its covenant to maintain the required level of net income pursuant to the credit agreement. In light of this fact, the fact that the Company had no outstanding borrowings under this line of credit and the fact that the credit agreement continued to impose numerous restrictions upon the Company, the Company determined that it was in its best interest to terminate this line of credit on April 21, 1997.

         In March 1997, the Company received a commitment for a $1 million line of credit on arms-length terms from a significant stockholder of the Company. The Company has no outstanding borrowings under this commitment.

         The Company believes that cash from operations, existing working capital and the stockholder line of credit commitment will be sufficient to satisfy the Company's working capital needs for the anticipated operating levels for the next twelve months. However, the Company anticipates it will need to seek additional financing or equity to fund additional acquisitions or capital expenditures for new retail stores during the next twelve months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required by this item has been previously reported by the Company under Item 4 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning the Company's executive officers is included under the caption "Executive Officers and Key Employees of Diedrich Coffee, Inc." in Part I, following Item 4. Other information required by this item is incorporated herein by reference from the portions of the Company's definitive proxy statement pursuant to Schedule 14A for its annual meeting of stockholders to be held on June 26, 1997 (the "Definitive Proxy Statement") captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended January 29, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference from the portions of the Definitive Proxy Statement captioned "Executive Compensation and Other Information" and "Director Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference from the portion of the Definitive Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference from the portion of the Definitive Proxy Statement captioned "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.      Financial Statements.

                 The financial statements required to be filed hereunder are set forth at the end of this Report beginning on page F-1.

         2.      Exhibits.

                  2.1     Form of Agreement and Plan of Merger*
                  3.1     Certificate of Incorporation of the Company*
                  3.2     Bylaws of the Company*
                  4.1     Purchase Agreement for Series A Preferred Stock dated
                          as of December 11, 1992 by and among Diedrich Coffee,
                          Martin R.  Diedrich, Donald M. Holly, SNV Enterprises
                          and D.C.H., L.P.*
                  4.2     Purchase Agreement for Series B Preferred Stock dated
                          as of June 29, 1995 by and among Diedrich Coffee,
                          Martin R.  Diedrich, Steven A. Lupinacci, Redwood
                          Enterprises VII, L.P. and Diedrich Partners I, L.P.*
                  4.3     Representative's Warrant Agreement*
                  4.4     Specimen Stock Certificate*
                  4.5     Form of Conversion Agreement in connection with the
                          conversion of Series A and Series B Preferred Stock
                          into Common Stock*
                 10.1     Martin R. Diedrich Employment Agreement, dated
                          June 29, 1995*
                 10.2     Steven A. Lupinacci Employment Agreement, dated
                          June 29, 1995*
                 10.3     Stock Option Plan and Agreement of Steven A.
                          Lupinacci, dated June 29, 1995*
                 10.4     Form of Indemnification Agreement*
                 10.5     Diedrich Coffee 1996 Stock Incentive Plan*
                 10.6     Diedrich Coffee 1996 Non-Employee Directors Stock
                          Option Plan*
                 10.7     Business Loan Agreement dated as of July 19, 1996
                          by and between Bank of America National Trust and
                          Savings Association and Diedrich Coffee*
                 10.8     Revolving Promissory Note dated May 20, 1996 by
                          Diedrich Coffee in favor of Redwood Enterprises VII,
                          L.P.*
                 10.9     Agreement of Sale dated as of February 23, 1996 by
                          and among Diedrich Coffee (as purchaser) and Brothers
                          Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc.
                          (as sellers)*
                10.10     Kerry W. Coin Employment Agreement, dated August 26,
                          1996*
                10.11     Letter Agreement between Diedrich Coffee and Lawrence
                          Goelman, dated April 23, 1997, regarding appointment
                          as Interim President and Chief Executive Officer
                 27       Financial Data Schedule

                ---------------------

                 * Incorporated by reference to the exhibit of the same number of the Company's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

(b)              Reports on Form 8-K.

                 The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the fourth quarter of the fiscal year ended January 29, 1997. On January 24, 1997, the Company filed a Current Report on Form 8-K, reporting Items 4 and 7, in connection with the dismissal of independent accountants BDO Seidman, LLP as the principal accountant to audit the Company's financial statements and the engagement of independent accountants KPMG Peat Marwick LLP as such principal accountant. In addition, on March 13, 1997, the Company filed a Current Report on Form 8-K, reporting Item 5, in connection with the resignation of Steven A. Lupinacci as a director, President, Chief Executive Officer and Chief Financial Officer of the Company and the appointment of Lawrence Goelman as Interim President and Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIEDRICH COFFEE, INC.

April 29, 1997                          By: /s/ LAWRENCE GOELMAN
                                            -----------------------------------
                                            Lawrence Goelman
                                            Chairman of the Board of Directors
                                            and Interim Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                          Date
---------                                -----                          ----

/s/ LAWRENCE GOELMAN
--------------------------               Chairman of the Board        April 29, 1997
Lawrence Goelman                         of Directors and
                                         Interim Chief Executive
                                         Officer
                                         (Principal Executive
                                         Officer)

/s/ JOHN B. BAYLEY
--------------------------               Acting Vice President,         April 29, 1997
John B. Bayley                           Finance and Controller
                                         (Principal Financial and
                                         Accounting Officer)

/s/ MARTIN R. DIEDRICH
--------------------------               Vice Chairman of the Board     April 29, 1997
Martin R. Diedrich                       of Directors and Secretary



--------------------------               Director                       April 29, 1997
Peter Churm


/s/ PAUL C. HEESCHEN
--------------------------               Director                       April 29, 1997
Paul C. Heeschen

                             DIEDRICH COFFEE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
Independent Auditors' Report                                                F-2
Report of Independent Certified Public Accountants                          F-3
Balance Sheets                                                              F-4
Statements of Operations                                                    F-5
Statements of Stockholders' Equity                                          F-6
Statements of Cash Flows                                                    F-7
Notes to Financial Statements                                               F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Diedrich Coffee, Inc.:


We have audited the accompanying balance sheet of Diedrich Coffee, Inc. as of January 29, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. as of January 29, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                    KPMG Peat Marwick LLP


Orange County, California
March 14, 1997 except for the
penultimate paragraph of note 5, which
date is April 21, 1997 and note 10,
which date is April 29, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Diedrich Coffee, Inc.
Irvine, California


         We have audited the accompanying balance sheet of Diedrich Coffee, Inc. as of January 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. at January 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.


                                                   BDO SEIDMAN, LLP


Costa Mesa, California
March 11, 1996

                             DIEDRICH COFFEE, INC.

                                 BALANCE SHEETS

                                                                    JANUARY 29,     JANUARY 31,
                              ASSETS                                    1997            1996
                                                                   ------------     -----------
Current assets:
 Cash                                                              $  2,071,904     $    94,659
 Accounts receivable                                                    210,363         134,573
 Inventories                                                          1,615,145         645,493
 Deferred income taxes                                                       --          14,079
 Prepaid expenses                                                       185,063         106,367
 Income taxes receivable                                                285,072          12,890
                                                                   ------------     -----------
    Total current assets                                              4,367,547       1,008,061
Property and equipment, net                                          11,962,752       4,100,898
Costs in excess of net assets acquired, net                             796,178              --
Deferred income taxes                                                        --          34,113
Other assets                                                            344,942         172,600
                                                                   ------------     -----------
             Total assets                                          $ 17,471,419     $ 5,315,672
                                                                   ============     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                 $         --     $   117,538
 Notes payable                                                               --          39,398
 Accounts payable                                                     1,800,292         635,428
 Accrued compensation                                                   417,028         184,891
 Accrued expenses                                                       201,487          32,237
 Income taxes payable                                                        --          51,235
                                                                   ------------     -----------
    Total current liabilities                                         2,418,807       1,060,727
Long-term debt, less current portion                                         --         829,320
Deferred rent                                                           154,384         121,144
                                                                   ------------     -----------
    Total liabilities                                                 2,573,191       2,011,191
                                                                   ------------     -----------
Stockholders' equity:
Series A convertible cumulative preferred stock, no par value:
 liquidation preference of $1.00 per share, aggregating
 $1,000,000; authorized 1,000,000 shares; issued and
 outstanding none  at January 29, 1997 and 1,000,000 at January
 31, 1996                                                                    --         800,000
Series B convertible cumulative preferred stock, no par value;
 liquidation preference of $1.433 per share, aggregating
 $2,305,000; authorized 1,608,568 shares; issued and
 outstanding none at January 29, 1997 and 1,608,568 shares at
 January 31, 1996                                                            --       2,225,813
Preferred stock, $.01 par value; authorized, 3,000,000 shares;
  no shares issued and outstanding                                           --              --
Common stock, $.01 par value; authorized 25,000,000 shares;
issued and outstanding 5,391,650 shares at January 29, 1997 and
 1,183,082 shares at January 31, 1996                                    53,917          11,831
Additional paid-in capital                                           15,882,046         318,867
Accumulated deficit                                                  (1,037,735)        (52,030)
                                                                   ------------     -----------
    Total stockholders' equity                                       14,898,228       3,304,481
                                                                   ------------     -----------
Commitments and contingencies
Subsequent events
    Total liabilities and stockholders' equity                     $ 17,471,419     $ 5,315,672
                                                                   ============     ===========


               See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.

                            STATEMENTS OF OPERATIONS




                                            YEAR ENDED           YEAR ENDED          YEAR ENDED
                                         JANUARY 29, 1997     JANUARY 31, 1996    JANUARY 31, 1995
                                         ----------------     ----------------    ----------------
Net sales :
   Retail                                  $ 18,117,720         $  8,878,904         $ 6,673,330
   Wholesale and other                        1,694,686            1,365,271             917,423
                                           ------------         ------------         -----------
    Total                                    19,812,406           10,244,175           7,590,753
                                           ------------         ------------         -----------

Cost and expenses:
   Cost of sales and related
    occupancy costs                           9,263,286            4,409,485           3,163,812
   Store operating expenses                   8,279,621            3,520,140           2,583,998
   Other operating expenses                     240,227              276,788             282,603
   Depreciation and amortization              1,053,770              353,840             254,708
   General and administrative
    expenses                                  2,003,483            1,334,694             851,011
                                           ------------         ------------         -----------
        Total                                20,840,387            9,894,947           7,136,132
                                           ------------         ------------         -----------

Operating income (loss)                      (1,027,981)             349,228             454,621

Interest expense                               (189,549)             (50,187)            (82,788)

Interest and other income                       103,718               15,814               4,702
                                           ------------         ------------         -----------

Income (loss) before income                  (1,113,812)             314,855             376,535
taxes

Income tax provision (benefit)                 (128,107)             129,211              52,704
                                           ------------         ------------         -----------

Net income (loss)                          $   (985,705)        $    185,644         $   323,831
                                           ------------         ------------         -----------

Loss per common and common
equivalent share:
   Net loss                                       $(.22)
                                                  =====

   Weighted average shares
    outstanding                               4,414,000
                                              =========

Pro forma information:
   Net income per common and
    common equivalent share                                            $ .06
                                                                       =====

   Weighted average shares
   outstanding                                                     3,153,000
                                                                   =========

See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                Series A Preferred Stock     Series B Preferred Stock            Common Stock
                                ------------------------     ------------------------            ------------
                                                                                                                      Additional
                                                                                                                        Paid In
                                  Shares         Amount       Shares         Amount            Shares       Amount       Capital
                                  ------         ------       ------         ------            ------       ------     ----------
Balance, January 31, 1994       1,0000,000      $800,000           --     $       --          1,127,660     $11,277    $ 135,723

Net income for the year                 --            --           --             --                 --          --           --

                               -----------      --------    ---------     ----------          ---------     -------    ---------
Balance, January 31, 1995       1,000,000        800,000           --             --          1,127,660      11,277      135,723

Repurchase of common stock             --             --           --             --           (229,787)     (2,298)     (14,004)

Issuance of Series B preferred
        stock                          --             --    1,608,568      2,225,813                 --          --           --

Common stock issued                    --             --           --             --            285,209       2,852      197,148

Net income for the year                --             --           --             --                 --          --           --

                               -----------      --------    ---------     ----------          ---------     -------    ---------

Balance, January 31, 1996       1,000,000       800,000     1,608,568      2,225,813          1,183,082     11,831       318,867

Initial public offering, net           --            --            --             --          1,600,000     16,000    12,563,452

Conversion of Series A and
        B preferred stock      (1,000,000)     (800,000)   (1,608,568)    (2,225,813)         2,608,568     26,086     2,999,727

Net loss for the year                  --             --           --             --                 --          --           --
                               -----------      --------    ---------     ----------          ---------     -------    ---------

Balance, January 29, 1997              --       $     --           --     $       --          5,391,650    $53,917   $15,882,046
                               ===========      ========    =========     ==========          =========    ========  ===========



See accompanying notes to financial statements.

                                      Accumulated      Stockholder
                                        Deficit        Receivable        Total
                                      -----------      -----------       -----
Balance, January 31, 1994               $(272,807)      $(25,000)       $649,193

Net income for the year                   323,831             --         323,831
                                        ---------       --------        --------
Balance, January 31, 1995                  51,024        (25,000)        973,024

Repurchase of common stock               (288,698)        25,000        (280,000)

Issuance of Series B preferred
        stock                                  --             --       2,225,813

Common stock issued                            --             --         200,000

Net income for the year                   185,644             --         185,644
                                       ----------       --------       ---------

Balance, January 31, 1996                 (52,030)            --       3,304,481

Initial public offering, net                   --             --      12,579,452

Conversion of Series A and
        B preferred stock                      --             --              --

Net loss for the year                    (985,705)            --        (985,705)

                                       ----------       --------       ---------

Balance, January 29, 1997             $(1,037,735)        $   --     $14,898,228
                                      ===========       ========     ===========


See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.

                            STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED JANUARY     YEAR ENDED JANUARY    YEAR ENDED JANUARY
                                                           29, 1997               31, 1996             31, 1995
                                                     ------------------     ------------------    ------------------
Cash flows from operating activities:
     Net income (loss)                                  $   (985,705)          $    185,644          $    323,831
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                    1,053,770                353,840               254,708
          Deferred income taxes                               48,192                 (8,218)              (39,974)
          Changes in assets and liabilities:
              Accounts receivable                            (75,790)               (68,031)               (2,924)
              Inventories                                   (969,652)              (345,390)             (123,623)
              Prepaid expenses                               (78,696)               (35,614)              (42,570)
              Income taxes receivable                       (272,182)                13,095                 6,541
              Other assets                                  (121,881)               (12,768)              (13,301)
              Accounts payable                             1,164,864                218,371               (97,624)
              Accrued compensation                           232,137                 83,505                67,651
              Accrued expenses                               136,250                  4,572                (1,371)
              Income taxes payable                           (51,235)               (37,042)               88,277
                Deferred rent                                 33,240                 10,766                27,592
                                                         -----------            -----------             ---------
Net cash provided by operating activities                    113,312                362,730               447,213
                                                         -----------            -----------             ---------
Cash flows from investing activities:
     Capital expenditures for property and equipment      (7,813,263)            (2,673,634)             (342,110)
     Acquisition of coffeehouses                          (1,916,000)                    --                    --
                                                         -----------            -----------             ---------
Net cash used by investing activities                     (9,729,263)            (2,673,634)             (342,110)
                                                         -----------            -----------             ---------
Cash flows from financing activities:                                                    --
     Proceeds from notes payable                              10,000                     --                13,500
     Payments on notes payable                               (49,398)                    --                    --
     Proceeds from line of credit                          4,100,000                     --                    --
     Payments on line of credit                           (4,100,000)                    --                    --
     Proceeds from long-term debt                          1,622,520                580,000                62,446
     Principal payments on long-term debt                 (2,569,378)              (179,134)             (144,082)
     Proceeds from issuance of common stock, net          12,579,452                     --                    --
     Proceeds from sale of preferred stock                        --              2,225,813                    --

     Repurchase of common stock                                   --               (280,000)                   --
                                                         -----------            -----------             ---------
Net cash provided (used) by financing activities          11,593,196              2,346,679               (68,136)
                                                         -----------            -----------             ---------
Net increase in cash                                       1,977,245                 35,775                36,967
Cash at beginning of year                                     94,659                 58,884                21,917
                                                         -----------            -----------             ---------
Cash at end of year                                      $ 2,071,904             $   94,659             $  58,884
                                                         ===========            ===========             =========
Supplemental disclosure of cash flow information :
     Cash paid during year for:
          Interest                                       $   164,140             $   50,187             $  82,384
                                                         ===========            ===========             =========
          Income taxes                                   $   108,773             $   89,458             $   4,440
                                                         ===========            ===========             =========



See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
            JANUARY 29, 1997, JANUARY 31, 1996 AND JANUARY 31, 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

                  Diedrich Coffee, Inc. (the "Company") operates a chain of coffeehouses located in Southern California, Colorado and Texas, which sell coffee beverages made with its own freshly roasted coffee. In addition, the Company sells light food items and whole bean coffee through its coffeehouses. The Company also operates a wholesale and mail order business in Southern California which sells whole bean coffee and related supplies and equipment.

         Change in Fiscal Year

                 Effective February 1, 1996, the Company changed its year end from January 31 to a fiscal year ending on the Wednesday nearest January 31.

         Inventories

                 Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

         Property and Equipment

                 Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are amortized straight-line over the shorter of their estimated useful lives or the term of the related leases.

                 Major renewals and improvements are capitalized. Maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred.

         Store Pre-opening Costs

                 Certain direct and incremental costs incurred prior to the opening of a coffeehouse location are deferred and expensed upon the opening of the coffeehouse.

         Fair Value of Financial Instruments

                 The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The Company believes the carrying amounts of the Company's notes payable and long-term debt approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

         Rent Expense

                 Certain of the Company's lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Rent expense is recorded on a straight-line basis over the respective terms of the leases.

                             DIEDRICH COFFEE, INC.

         Income Taxes

                 Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Net Income (Loss) per Common Share

                 The calculation of net income (loss) per share was determined by dividing the net income (loss) by the weighted average common and common equivalent shares outstanding when dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and share options granted within one year of the initial public offering ("IPO") have been included in the calculation of common share equivalents, using the treasury stock method to determine the dilutive effect of the issuances, as if they were outstanding for all periods presented even if they were antidilutive. The calculation of common share equivalents assumes that the proceeds of common shares and share options issued within one year of the IPO were used to repurchase common shares at the IPO price of $9.50 per share. Primary earnings per share approximates fully diluted earnings per share for all periods presented. Earnings per share for the year ended January 31, 1995 is not presented due to the noncomparable capital structure.

                 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS No. 128.

         Pro Forma Net Income per Share

                 Pro forma net income per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, of stock options granted and after giving pro forma effect to the conversion of the Company's outstanding preferred stock to common stock in connection with the initial public offering. Dividends on the preferred stock have been excluded from the computation since the preferred stock has been assumed to have been converted to common stock. Historical net income per share has not been presented for the year ended January 31, 1996 as such amount is based on a calculation that is not reflective of the Company's ongoing capital structure.

         Goodwill

                 Goodwill, which represents the excess of purchase price over fair value of net assets acquired is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                             DIEDRICH COFFEE, INC.

         Stock Option Plans

                 Prior to February 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

                 The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on February 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of the statement did not have a material impact on the Company's financial position, results of operations or liquidity.

         Advertising and Promotion Costs

                 Advertising costs are expensed as incurred. Promotion costs are charged to income in the period of the promotional event. General and administrative expenses include advertising and promotion costs of approximately $157,000 for the year ended January 29, 1997. Advertising and promotion costs were insignificant for the years ended January 31, 1996 and 1995.

         Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition

                 Revenue is recognized at the point of sale.

         Reincorporation

                 In connection with the Company's September 1996 IPO, the Company reincorporated in Delaware thereby changing its common stock from no par value to $.01 par value per share. All stockholders' equity and share data have been retroactively adjusted to give effect to the reincorporation.

                             DIEDRICH COFFEE, INC.

         Reclassifications

                 Certain amounts in the prior years have been reclassified to conform to the current year presentation.

2.       INVENTORIES

         Inventories consist of the following:

                                                             JANUARY 29,         JANUARY 31,
                                                                1997                1996
                                                            ------------         -----------
Unroasted coffee                                            $   357,255           $ 128,369
Roasted coffee                                                   90,536              24,274
Accessory and specialty items                                   454,946              74,299
Other food, beverage and supplies                               712,408             418,551
                                                            -----------           ---------
                                                            $ 1,615,145           $ 645,493
                                                            ===========           =========

3.       PROPERTY AND EQUIPMENT

         Property and equipment, net, consist of the following:

                                                           JANUARY 29,           JANUARY 31,
                                                              1997                  1996
                                                          ------------          ------------
Leasehold improvements                                    $  7,528,844          $  2,107,408
Equipment                                                    4,085,947             1,542,436
Furniture and fixtures                                       2,121,702               772,936
Construction in progress                                       144,068               609,305
                                                          ------------          ------------
                                                            13,880,561             5,032,085
                                                            (1,917,809)             (931,187)
                                                          ------------          ------------
Accumulated depreciation and amortization                 $ 11,962,752          $  4,100,898
                                                          ============          ============


4.       ACQUISITIONS

                 On February 23, 1996, the Company purchased substantially all of the assets of twelve coffeehouses previously owned by Brothers Gourmet Coffees, Inc. The cash consideration paid by the Company totaled $1,350,000.

                 The following pro forma results of operations assume the acquisition of the Brothers coffeehouses occurred on February 1, 1995. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect during the year ended January 31, 1996, or which may occur in the future. The pro forma results are as follows:

                                                        Year ended
                                                     January 31, 1996
                                                       (Unaudited)
                                                     ----------------
Net sales                                              $ 12,600,572
Net loss                                               $ (2,758,202)
Net loss per share                                     $       (.89)
Shares used in per share calculation                      3,087,000

                 The pro forma results of operations for the year ended January 29, 1997 did not differ materially from the historical results for such period and, accordingly, have not been presented.

                             DIEDRICH COFFEE, INC.

         On February 15, 1996, the Company purchased substantially all of the assets of seven bakery-espresso cafes from an unrelated third party for cash consideration of $450,000. This acquisition was immaterial and, accordingly, pro forma results of operations have not been presented.

         On December 18, 1996, the Company purchased substantially all of the assets of one coffeehouse located in Orange County, California from an unrelated third party for cash consideration of $116,000. This acquisition was immaterial and, accordingly, pro forma results of operations have not been presented.

         These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the coffeehouses acquired have been included with those of the Company as of their respective acquisition date. The costs in excess of the net assets acquired, aggregating $848,000, is being amortized on a straight-line basis over fifteen years. Accumulated amortization and amortization expense totaled approximately $52,000 as of and for the year ended January 29, 1997.

5.       DEBT

         Long-term debt consists of the following:

                                                                JANUARY 29,     JANUARY 31,
                                                                   1997             1996
                                                                -----------     -----------
$750,000 bank revolving line of credit, collateralized by
substantially all assets with interest at prime plus .75%.
Interest payable monthly; all outstanding principal and
accrued interest due and payable in October 1996.  In
February 1996, the line of credit was amended and the
borrowing base was increased to $2,000,000 and the due
date was extended to February 1997.  Repaid in fiscal
1997.                                                           $    --           $  500,000

Notes payable to landlord, payable in monthly installments
aggregating $5,213 including interest at 15% per annum
through various dates ending December 2008.  Notes are
collateralized by certain property and equipment used in
coffeehouse operations and personally guaranteed by a
stockholder/ officer of the Company.  Repaid in fiscal
1997.                                                                --              309,013

Note payable bearing interest at 12% per annum; payable in
monthly principal and interest installments of $3,725; all
unpaid principal and interest due July 1, 1997.  Repaid in
fiscal 1997.                                                         --               61,089

Unsecured notes payable to related parties, payable in
monthly installments aggregating $3,821 including 12%
interest, due through March 1997.  Repaid in fiscal 1997.            --               49,699

Other.  Repaid in fiscal 1997.                                       --               27,057
                                                                -------           ----------
                                                                                     946,858
Less: current portion                                                --              117,538
                                                               --------           ----------
                                                               $     --           $  829,320
                                                               ========           ==========

                             DIEDRICH COFFEE, INC.

         On May 20, 1996, the Company entered into a revolving promissory note with a stockholder. The note provided for borrowings up to $2,000,000 with interest accruing at the prime rate plus 3%. All outstanding principal and accrued interest was repaid in full from the proceeds of the IPO.

         On July 19, 1996, the Company entered into a bank revolving line of credit agreement which provided for borrowings up to $4,100,000 with interest payable monthly at the bank's reference rate plus .25% or, at the Company's option, certain other international interest rates established by the bank plus 2.25%. Upon consummation of the Company's IPO, the maturity date was extended to October 1, 1997 and the maximum borrowings were increased to $6 million. As of January 29, 1997, the Company had no outstanding borrowings under this revolving line of credit. As of January 29, 1997, the Company was in default of certain covenants under the bank revolving line of credit. On April 21, 1997, the bank revolving line of credit was canceled.

         In March 1997, the Company received a commitment for a $1 million line of credit on arm's-length terms from a significant stockholder of the Company. The Company has no outstanding borrowings under this commitment.

6.       RELATED PARTY RECEIVABLE

                       The Company had an amount receivable pursuant to a promissory note from a stockholder/officer aggregating $35,546 at January 31, 1996, which is included in other assets in the accompanying fiscal 1996 balance sheet. The promissory note accrued interest at a rate of 5.19% and was repaid in full during fiscal 1997.

7.       COMMITMENTS AND CONTINGENCIES

             LEASE COMMITMENTS

                 As of January 29, 1997, the Company leases warehouse and office space in Irvine, California, warehouse space in Denver, Colorado, and forty-six coffeehouse locations in Southern California, Colorado and Texas expiring through December 2007. The leases for five of the coffeehouse locations are guaranteed by an officer/director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

       Future minimum lease payments under non-cancelable operating leases as of January 29, 1997 are as follows:


     Year Ending January
     -------------------

                       1998...............................            $ 2,094,000
                       1999...............................              2,068,000
                       2000...............................              2,034,000
                       2001...............................              1,773,000
                       2002...............................              1,493,000
                       Thereafter.........................              3,822,000
                                                                      -----------
                                                                      $13,284,000
                                                                      ===========

     Subsequent to January 29, 1997, the Company entered into lease agreements for additional coffeehouses in addition to the lease commitments above. The locations, certain of which have not been constructed, generally require rental payments to begin upon occupancy. The new leases will require minimum rental payments aggregating approximately $1,468,000 over the lives of the leases.

     Rent expense under operating leases approximated $1,772,000, $667,000 and $479,000 in the years ended January 29, 1997 and January 31, 1996 and 1995, respectively.

                             DIEDRICH COFFEE, INC.
                NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

         PURCHASE COMMITMENTS

         As of January 29, 1997, the Company had entered into fixed price purchase contracts for unroasted coffee aggregating approximately $433,000. Such contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

         CONTINGENCIES

         The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

8.       STOCKHOLDERS' EQUITY

         In June 1995, the Company repurchased 229,787 shares of common stock from a stockholder for $305,000, which consideration was offset by a $25,000 stockholder receivable related to the original purchase of the shares.

         In June 1995, the Company amended and restated its articles of incorporation and authorized the issuance of 1,608,568 shares of new preferred stock designated as Series B Preferred Stock ("Series B"). The amended and restated articles of incorporation also changed the characteristics of the previously issued Series A Preferred Stock ("Series A") to conform with that of the newly authorized Series B, except for the liquidation preference.

         In June 1995, the Company entered into a Series B Preferred Stock Purchase Agreement for the sale of 1,608,568 shares of Series B Preferred Stock in exchange for an aggregate purchase price of $2,305,000. Issuance costs of approximately $79,000 have been netted against the proceeds received.

         During fiscal 1994, the Company and the original purchaser of the Series A Preferred Stock (the "Purchaser") acknowledged a purchase price overpayment and agreed to a post-closing adjustment to the purchase price from the terms of the original stock purchase. The Company and the Purchaser agreed to reduce the original purchase price of the Series A by $200,000.
Accordingly, the Company recorded this transaction by reducing the cost basis of the Series A by $200,000 and recording a payable to the stockholder. The Company settled the obligation by issuing 268,097 shares of common stock in June 1995. Additionally, to address the dilution resulting from the issuance of shares to the Purchaser, the Company issued an additional 17,112 shares of common stock to a stockholder.

         In June 1995, one executive officer was granted options to purchase 131,350 shares of the Company's common stock at $1.45 per share, the estimated fair value of the common stock on the grant date. The options become exercisable upon the occurrence of certain events, including the IPO and a change in control (as defined). If not exercisable earlier, the options become exercisable in June 2003 and expire 10 years from the date of grant.

         In July 1996, the Company adopted the 1996 Stock Incentive Plan (the "Incentive Plan"), which authorized the granting of a variety of stock-based incentive awards, including incentive and nonstatutory stock options. A total of 475,000 shares have been reserved for issuance under the Incentive Plan. The Incentive Plan is administered by a committee of the Board of Directors, who determine the recipients and terms of the awards granted. Under the Incentive Plan, options to purchase common stock may be granted with an exercise price below market value of such stock on the grant date.

         In July 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"), which authorizes the granting of non-qualified stock options to independent directors. A total of 125,000 shares have been reserved for issuance under the Directors Plan. Pursuant to the Directors Plan, each non-employee director receives certain automatic grants of options which generally vest over two years. All non-employee director options have a term of ten years and an exercise price equal to the fair market value of the Company's common stock on the date of grant.

                             DIEDRICH COFFEE, INC.

         In August 1996, one executive officer was granted options to purchase 120,000 shares of the Company's common stock at an exercise price equal to the initial public offering price per share. The options become exercisable as follows: (a) 100,000 share options vest monthly over three years at the rate of 30% in the first year, 30% in the second year and 40% in the third year, (b) 10,000 share options of which 5,000 options vest immediately upon the commencement of employment and the remaining 5,000 options vest monthly over the first six months of employment and (c) 10,000 share options which fully vest 65 days after the commencement of employment.

         The pro forma net income (loss) and net income (loss) per share calculated pursuant to the provisions of SFAS No. 123 would not be significantly different from amounts reported and therefore are not included herein.


Information regarding the Company's stock option plans is summarized below:

                                             WEIGHTED          1996         WEIGHTED          1996          WEIGHTED
                                 1995        AVERAGE        DIRECTORS       AVERAGE          STOCK          AVERAGE
                                 STOCK       EXERCISE         STOCK         EXERCISE       INCENTIVE        EXERCISE
                                OPTIONS       PRICE        OPTION PLAN      PRICE        OPTION PLAN        PRICE
                                -------      --------      -----------      --------      -----------       --------
Shares authorized                 131,350                   125,000                        475,000

Shares under option
   Outstanding at:
   January 31, 1995
      Granted                     131,350      $1.45            ---
      Exercised                       ---        ---            ---
      Forfeited                       ---        ---            ---

   Outstanding at:
   January 31, 1996               131,350      $1.45            ---                            ---
      Granted                         ---        ---         20,000          $ 10.25       140,000          $ 9.61
      Exercised                       ---        ---            ---              ---           ---
      Forfeited                       ---        ---            ---              ---           ---

   Outstanding at:
   January 29, 1997               131,350      $1.45         20,000          $ 10.25       140,000          $ 9.61

Weighted-average fair value
   of options granted
   during the fiscal year:
      1996                          $1.33                       ---                            ---
      1997                            ---                     $5.41                          $5.01

Options exercisable:
   At January 31, 1995                ---                       ---                            ---
   At January 31, 1996                ---                       ---                            ---
   At January 29, 1997             79,182                       ---                            ---

The following table summarizes information about stock options outstanding at January 29, 1997:

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                         ----------------------------------------------          -----------------------------
                            NUMBER           WEIGHTED          WEIGHTED            NUMBER             WEIGHTED
                         OUTSTANDING          AVERAGE           AVERAGE          EXERCISABLE          AVERAGE
                              AT             REMAINING         EXERCISE              AT               EXERCISE
 EXERCISE PRICES       JANUARY 29, 1997     LIFE (YEARS)          PRICE        JANUARY 29, 1997       PRICE
 ---------------       ----------------     ------------       --------        ----------------       ---------
    $   1.45               131,350             8.43             $  1.45            79,182            $   1.45
    $   9.50               120,000             9.55             $  9.50            31,667            $   9.50
    $  10.25                40,000             9.75             $ 10.25               ---            $  10.25

         In September 1996, the holders of the Series A and Series B converted their shares into shares of common stock on a one-for-one basis.

         On September 11, 1996, the Company completed an initial public offering of 2,530,000 shares (including an over-allotment option). The offering consisted of 1,600,000 shares of common stock sold on behalf of the Company and 930,000 shares of common stock sold on behalf of certain selling stockholders. The net proceeds of the offering to the Company, after deducting approximately $2,621,000 in related expenses, were approximately $12,579,000. A portion of the proceeds was used to repay outstanding indebtedness (see note 5).

         In connection with the IPO, the managing underwriter received warrants exercisable for 160,000 shares of the Company's common stock at $11.50 per share. The warrants are exercisable commencing September 1997 and expire September 1998.

9.       INCOME TAXES

                 The components of the income tax provision (benefit) are as follows:


                            YEAR ENDED              YEAR ENDED           YEAR ENDED
                         JANUARY 29, 1997        JANUARY 31, 1996      JANUARY 31, 1995
                         ----------------        ----------------      ----------------
Current:
     Federal              $  (171,284)              $  106,297               $  67,456
     State                     (5,015)                  31,132                  25,222
                          -----------               ----------               ---------
                             (176,299)                 137,429                  92,678
                          -----------               ----------               ---------
Deferred:
     Federal                   40,542                   (6,483)                (33,972)
     State                      7,650                   (1,735)                 (6,002)
                          -----------               ----------               ---------
                               48,192                   (8,218)                (39,974)
                          -----------               ----------               ---------
                          $  (128,107)               $ 129,211               $  52,704
                          ===========               ==========               =========

                             DIEDRICH COFFEE, INC.

                 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                          JANUARY 29,            JANUARY 31,
                                                             1997                   1996
                                                          -----------            -----------
Deferred tax assets:
     Net operating loss carryforwards                      $ 317,604              $ 44,091
     Accrued expenses                                         90,574                14,079
     AMT credit                                               14,236                    --
                                                            --------              --------
Total deferred tax assets                                    422,414                58,170
                                                            --------              --------
Deferred tax liabilities:
     Depreciation and amortization                          (175,006)               (9,978)
     State income taxes                                      (14,556)                   --
                                                           ---------              --------
Total deferred tax liabilities                              (189,562)               (9,978)
                                                           ---------              --------
Total deferred tax assets                                    232,852                48,192
Less: Valuation allowance                                   (232,852)                   --
                                                           ---------              --------
Net deferred tax assets                                    $      --              $ 48,192
                                                           =========              ========


         A reconciliation of the statutory Federal income tax rate with the Company's effective income tax provision (benefit) rate is as follows:


                                                     YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                 JANUARY 29, 1997   JANUARY 31, 1996   JANUARY 31, 1995
                                                 ----------------   ----------------   ----------------
 Federal statutory rate                                (34.0)%            34.0%              34.0%
 State income taxes, net of Federal benefit              2.6               6.1                5.1
 Net operating loss carryforward                         --               (2.0)             (23.5)
 Other                                                  (1.0)              2.9               (1.6)
 Valuation allowance                                    20.9                --                --
                                                     -------            ------              -----
                                                       (11.5)%            41.0%              14.0%
                                                     -------            ------              -----

         As of January 29, 1997, the Company had net operating loss (NOL) carryforwards of approximately $756,000 and $650,000 for Federal and state purposes, respectively. The Federal NOL is available to offset future federal taxable income through 2012, and the state NOL is available to offset future state taxable income through 2002. The utilization of certain NOL carryforwards could be limited due to restriction imposed under Federal and state laws upon a change in ownership.

         A valuation allowance against deferred tax assets of $232,852 was established in fiscal 1997 to fully offset NOL carryforwards and other net deferred tax assets at January 29, 1997.

                             DIEDRICH COFFEE, INC.

10.      SUBSEQUENT EVENTS (UNAUDITED)

         Restructuring

                 On March 12, 1997, the Company announced that it was reviewing the performance of all of the Company's coffeehouses to determine which units were not meeting management's long-term operational expectations. At that time, five coffeehouses had been identified on a preliminary basis for possible closure in the first quarter of fiscal 1998. Subsequently, as announced by the Company on April 29, 1997, the board of directors has authorized the closure of seven additional coffeehouses during fiscal 1998. In connection with the store closures, the Company expects to record an impairment provision and a restructuring charge totaling approximately $4.5 million in the first quarter of fiscal 1998. The store closures, which were undertaken to streamline operations and improve profitability, began in late March 1997 and are expected to be substantially completed during fiscal 1998.

                 On March 12, 1997, the Company also announced the resignation of the individual who was its President, Chief Executive Officer, Chief Financial Officer and Director and the appointment of a board member to serve as interim President and Chief Executive Officer.

11.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The results of operations for fiscal 1997 and 1996 were as follows:


                                          First Quarter     Second Quarter    Third Quarter     Fourth Quarter
                                          -------------     --------------    -------------     --------------
                                                          (in thousands, except per share data)
Fiscal 1997:
     Net sales                                $4,275            4,667             5,105             5,765
     Operating income (loss)                     216               75                82           (1,401)
     Net income (loss)                           107                6                46           (1,145)
     Net income (loss) per share                 .03               --               .01             (.21)

Fiscal 1996:
     Net sales                                $2,058            2,166             2,258             3,762
     Operating income                            114              104                45                86
     Net income                                   59               60                21                46
     Pro forma net income per share              .02              .02               .01               .01

                                DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

                                                                                                SEQUENTIALLY
     Exhibit                                                                                      NUMBERED
     Number        DESCRIPTION                                                                     PAGES
     ------        -----------                                                                  ------------
2.1                Form of Agreement and Plan of Merger*
3.1                Certificate of Incorporation of the Company*
3.2                Bylaws of the Company*
4.1                Purchase Agreement for Series A Preferred Stock dated as of December 11,
                   1992 by and among Diedrich Coffee, Martin R. Diedrich, Donald M. Holly,
                   SNV Enterprises and D.C.H., L.P.*
4.2                Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Martin R. Diedrich, Steven A. Lupinacci,
                   Redwood Enterprises VII, L.P. and Diedrich Partners I, L.P.*
4.3                Representative's Warrant Agreement*
4.4                Specimen Stock Certificate*
4.5                Form of Conversions Agreement in connection with the conversion of Series
                   A and Series B Preferred Stock into Common Stock*
10.1               Martin R. Diedrich Employment Agreement, dated June 29, 1995*
10.2               Steven A. Lupinacci Employment Agreement, dated June 29, 1995*
10.3               Stock Option Plan and Agreement of Steven A. Lupinacci, dated June 29,
                   1995*
10.4               Form of Indemnification Agreement*
10.5               Diedrich Coffee 1996 Stock Incentive Plan*
10.6               Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan*
10.7               Business Loan Agreement dated as of July 19, 1996 by and between Bank of
                   America National Trust and Savings Association and Diedrich Coffee*
10.8               Revolving Promissory Note dated May 20, 1996 by Diedrich Coffee in favor of Redwood Enterprises VII, L.P.*
10.9               Agreement of Sale dated as of February 23, 1996 by and among Diedrich
                   Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet
                   Coffees, Inc. (as sellers)*
10.10              Kerry W. Coin Employment Agreement, dated August 26, 1996*
10.11              Letter Agreement between Diedrich Coffee and Lawrence Goelman, dated
                   April 23, 1997, regarding appointment as Interim President and Chief
                   Executive Officer
27                 Financial Data Schedule

-----------------------

* Incorporated by reference to the exhibit of the same number of the Company's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.