Form 10-Q
period 1997-04-30
DIEDRICH COFFEE INC
filed 1997-06-13
CIK 947661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 1O-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to

                         COMMISSION FILE NUMBER 0-21203

                              DIEDRICH COFFEE, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               33-0086628
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                              2144 MICHELSON DRIVE
                            IRVINE, CALIFORNIA 92612
           (Address of Principal Executive Offices including Zip Code)

                                 (714) 260-1600
               (Registrant's Telephone Number including Area Code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      As of June 9, 1997, there were 5,391,650 shares of common stock of the registrant outstanding.

                              DIEDRICH COFFEE, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                          PAGE NO.


     Item 1. Financial Statements

      Condensed Balance Sheets...............................................3

      Condensed Statements of Operations.....................................4

      Condensed Statements of Cash Flows.....................................5

      Notes to Condensed Financial Statements................................6

     Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................8

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K...............................12

     Signatures.............................................................13

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                    ASSETS                         APRIL 30, 1997  JANUARY 29, 1997
                                                   --------------  ----------------
Current Assets:
   Cash                                             $    143,809     $  2,071,904
   Accounts receivable                                   199,089          210,363
   Inventories (Note 2)                                1,521,015        1,615,145
   Prepaid expenses                                      216,417          185,063
   Other current assets                                  202,419          285,072
                                                    ------------     ------------
       Total current assets                            2,282,749        4,367,547

Property and equipment, net                           10,278,328       11,962,752
Costs in excess of net assets acquired, net              411,988          796,178
Other assets
                                                         352,473          344,942
                                                    ------------     ------------
      Total assets                                  $ 13,325,538     $ 17,471,419
                                                    ============     ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                 $  1,084,747        1,800,292
   Accrued compensation                                  248,277          417,028
   Accrued expenses                                      279,861          201,487
   Restructuring liabilities                           2,042,860               --
                                                    ------------      -----------
       Total current liabilities                       3,655,745        2,418,807

Deferred rent                                            154,384          154,384
                                                    ------------     ------------
       Total liabilities                               3,810,129        2,573,191
                                                    ------------     ------------
Stockholders' Equity:
Preferred stock                                               --               --
Common stock                                              53,917           53,917
Additional paid-in capital                            15,882,046       15,882,046
Accumulated deficit                                   (6,420,554)      (1,037,735)
                                                    ------------     ------------
       Total stockholders' equity                      9,515,409       14,898,228
                                                    ------------     ------------
Commitments and contingencies
      Total liabilities and stockholders' equity    $ 13,325,538     $ 17,471,419
                                                    ============     ============

            See accompanying notes to condensed financial statements.

                              DIEDRICH COFFEE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THIRTEEN         THIRTEEN
                                                       WEEKS ENDED      WEEKS ENDED
                                                    APRIL 30, 1997      MAY 1, 1996
                                                    --------------     ------------
Net Sales:
   Retail                                             $  5,384,625     $  3,901,997
   Wholesale and other                                     483,095          372,733
                                                      ------------     ------------
    Total                                                5,867,720        4,274,730
                                                      ------------     ------------
Cost and Expenses:
   Cost of sales and related
    occupancy costs                                      3,041,815        1,772,892
   Store operating expenses                              2,380,227        1,734,879
   Other operating expenses                                 64,325           59,320
   Depreciation and amortization                           447,439          153,925
   Provision for store closings
    and restructuring costs                              4,550,068               --
   General and administrative expenses                     774,325          337,375
                                                      ------------     ------------
        Total                                           11,408,856        4,058,391
                                                      ------------     ------------
Operating (loss) income                                 (5,390,479)         216,339

Interest expense                                                --          (38,841)

Interest and other income                                    7,660            1,264
                                                       -----------     ------------
(Loss) income before income taxes                       (5,382,819)         178,762

Provision for income taxes                                      --           71,649
                                                      ------------     ------------
Net (loss) income                                     $ (5,382,819)    $    107,113
                                                      ============     ============
Loss per common and common share equivalent share:
   Net loss per share                                 $      (1.00)
                                                      ============
       Weighted average
       shares outstanding                                5,391,650
                                                      ============

            See accompanying notes to condensed financial statements.

                              DIEDRICH COFFEE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THIRTEEN        THIRTEEN
                                                          WEEKS ENDED     WEEKS ENDED
                                                       APRIL 30, 1997     MAY 1, 1996
                                                       --------------     -----------
Cash flows from operating activities:
       Net (loss) income                                  $(5,382,819)    $   107,113
       Adjustments to reconcile net (loss) income
         to net cash (used) provided by operating
         activities:
           Depreciation and amortization                      447,439         153,925
           Restructuring charge                             4,287,660              --
           Changes in assets and liabilities:
               Accounts receivable                             11,274         (24,476)
               Inventories                                     94,130        (204,138)
               Prepaid expenses                               (31,354)        (35,594)
               Other current assets                            82,653           1,500
               Other assets                                    (7,531)        (30,468)
               Accounts payable                              (715,545)        752,229
               Accrued compensation                          (168,751)        (44,398)
               Accrued expenses                                78,374          23,349
               Income taxes payable                                --          36,649
                     Deferred rent                                 --           3,279
                                                          -----------     -----------
Cash (used) provided by operating activities               (1,304,470)        738,970
                                                          -----------     -----------
Cash flows from investing activities:
       Capital expenditures for property and equipment       (623,625)     (1,648,440)
       Acquisition of coffeehouses                                 --      (1,800,000)
                                                          -----------     -----------
Cash used by investing activities                            (623,625)     (3,448,440)
                                                          -----------     -----------
Cash flows from financing activities:
       Checks issued against future deposits                       --         395,239
       Proceeds from long-term debt and line of credit             --       2,327,776
       Principal payments on long-term debt                        --         (28,982)
                                                          -----------     -----------
Net cash provided by financing activities                          --       2,694,033
                                                          -----------     -----------
Net decrease in cash                                       (1,928,095)        (15,437)
Cash at beginning of period                                 2,071,904          94,659
                                                          -----------     -----------
Cash at end of period                                     $   143,809     $    79,222
                                                          ===========     ===========
Supplemental Disclosure of Cash Flow Information:
       Cash paid during the period for:
           Interest                                       $        --     $    38,841

           Income taxes                                   $        --     $    39,000

            See accompanying notes to condensed financial statements.

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

            The unaudited condensed financial statements of Diedrich Coffee, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position at April 30, 1997 and the results of operations and cash flows for the thirteen weeks ended April 30, 1997 and May 1, 1996 have been included. Results for the interim periods are not necessarily indicative of the results for an entire year. This information should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Form 10-K.

            At April 30, 1997, the Company operated 44 coffeehouses in Southern California, Denver and Houston. The Company also operates roasting facilities in Irvine, California and Denver, Colorado. At May 1, 1996, the Company operated 32 coffeehouses including 18 locations acquired in February 1996 of which 16 were in Denver and two were in Houston. At May 1, 1996, none of the acquired locations had been converted to the Diedrich Coffee format.

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

            In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe the implementation of SFAS No. 128 will have a material effect on net income (loss) per share.

                              DIEDRICH COFFEE, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                                 APRIL 30, 1997
                                   (UNAUDITED)


2.    INVENTORIES

      Inventories consist of the following:

                                             APRIL 30,    JANUARY 29,
                                               1997          1997
                                            ------------------------
       Unroasted coffee                     $  315,910    $  357,255
       Roasted coffee                           74,675        90,536
       Accessory and specialty items           384,664       454,946
       Other food, beverage and supplies       745,766       712,408
                                            ----------    ----------
                                            $1,521,015    $1,615,145
                                            ==========    ==========

3.    DEBT

            On July 19, 1996, the Company entered into a bank revolving line of credit agreement which provided for borrowings up to $4,100,000 with interest payable at the bank's reference rate plus .25% or, at the Company's option, certain other international interest rates established by the bank plus 2.25%. Upon consummation of the Company's Initial Public Offering in September 1996, the maturity date was extended to October 1, 1997 and the maximum borrowings were increased to $6 million. On April 21, 1997, the bank revolving line of credit was canceled.

            In March 1997, the Company received a commitment for a $1 million line of credit on arms-length terms from a significant stockholder of the Company. As of April 30, 1997, the Company had no outstanding borrowings under this commitment. The specific terms of this line of credit have not yet been finalized.

4.    RESTRUCTURING CHARGE

            On March 12, 1997, the Company announced that it was reviewing the performance of all of the Company's coffeehouses to determine which units were not meeting management's long-term operational expectations. At that time, five coffeehouses had been identified on a preliminary basis for possible closure in the first quarter of fiscal 1998. Subsequently, as announced by the Company on April 29, 1997, the board of directors has authorized the closure of seven additional coffeehouses during fiscal 1998. In connection with the store closures, the Company recorded an impairment provision and a restructuring charge totaling approximately $4.6 million in the first quarter of fiscal 1998. The store closures, which were undertaken to streamline operations and improve profitability, began in late March 1997 and are expected to be substantially completed during fiscal 1998.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The first retail store operating under the name Diedrich Coffee commenced operations in 1972. At the conclusion of fiscal 1997, there were forty seven coffeehouses in operation, located in California, Colorado and Texas. As of April 30, 1997, the Company operated a total of forty-four coffeehouses as a result of the closure of three of the twelve locations designated for closure under the restructuring plan as discussed below.

       Diedrich Coffee sells high quality coffee beverages made with its own freshly roasted coffee. In addition to brewed coffee, the Company offers a broad range of Italian-style beverages such as espresso, cappuccino, caffe latte, cafe mocha and espresso machiato. To complement beverage sales, the Company sells light food items and whole bean coffee through its coffeehouses.

      On March 12, 1997, the Company announced that it was reviewing the performance of all of the Company's coffeehouses to determine which units were not meeting management's long-term operational expectations. At that time, five coffeehouses had been identified on a preliminary basis for possible closure in the first quarter of fiscal 1998. Subsequently, as announced by the Company on April 29, 1997, the Board of Directors has authorized the closure of seven additional coffeehouses during fiscal 1998. In connection with the store closures, the Company recorded an impairment provision and a restructuring charge totaling $4.6 million in the first quarter of fiscal 1998. The store closures, which were undertaken to streamline operations and improve profitability, began in late March 1997 and are expected to be substantially completed during fiscal 1998.

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

      In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, that involve risks and uncertainties. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including but not limited to, the price and availability of coffee and other raw materials, successful execution of the Company's expansion plans, the impact of competition, the availability of additional financing and other risks and uncertainties as described in detail under "Certain Factors and Trends Affecting Diedrich Coffee and Its Business" in the Company's annual report on Form 10-K for the fiscal year ended January 29, 1997 and in reports filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 1997 Compared with the Thirteen Weeks Ended May 1, 1996

      Net sales. Net sales for the thirteen weeks ended April 30, 1997, increased 37.3% to $5,868,000 from $4,275,000 for the thirteen weeks ended May 1, 1996. During this most recent quarter, the Company derived 91.8% of net sales from its retail coffeehouse operations. The Company's wholesale and mail order sales account for the remainder of net sales. Net retail sales for the thirteen weeks ended April 30, 1997 increased 38.0% to $5,385,000 from $3,902,000 in the thirteen weeks ended May 1, 1996 primarily due to the opening of new coffeehouses.

      Wholesale and mail order sales combined increased 29.6% to $483,000 in the thirteen weeks ended April 30, 1997 from $373,000 in the thirteen weeks ended May 1, 1996. The increase was due to a more active sales effort and continued favorable customer response from new and existing wholesale accounts. A moderate price increase on roasted whole bean coffee was implemented during the quarter in response to industry wide cost pressures resulting from a continuing increase in the price of green coffee.

      The percentage decrease in comparable store sales comparing net sales for stores open during the full period in the first quarter in fiscal 1997 to net sales for the same stores in the first quarter of fiscal 1998 was 5.1%. Only 12 of the Company's 44 coffeehouses were open for the full period in the first quarter in fiscal 1997 and are therefore included in the base for comparable store sales. On average these stores have been open for more than 4.5 years and had sales of approximately $212,000 per store for the 13 weeks ended April 30, 1997. Management believes that the variation in comparable store sales results in part from the over-representation of mature, revenue-stable stores in the computation base. Furthermore, given the small number of stores included in the base for comparable store sales, management believes that this percentage will remain volatile until the base contains a more statistically meaningful number of stores that more accurately reflects the overall composition of the Company.

      Cost of sales and related occupancy costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the thirteen weeks ended April 30, 1997 increased to $3,042,000 from $1,773,000 for the thirteen weeks ended May 1, 1996. As a percentage of retail net sales, cost of sales and related occupancy costs increased to 56.5% in the first quarter of fiscal 1998 from 45.4% for the first quarter of fiscal 1997. This increase was primarily the result of low sales volume for certain stores acquired during the previous fiscal year which resulted in substantially higher rent as a percentage of sales and newly opened stores with higher initial product costs during the growth period in their early months of operations.

      Store operating expenses. Store operating expenses increased to $2,380,000 for the thirteen weeks ended April 30, 1997 from $1,735,000 for the thirteen weeks ended May 1, 1996. As a percentage of retail net sales, store operating expenses decreased slightly to 44.2% in the first quarter of fiscal 1998 from 44.5% in the prior fiscal year's first quarter.

      Other operating expenses. Other operating expenses (those associated with wholesale and mail order sales) increased to $64,000 for the first quarter of fiscal 1998 from $59,000 in the first quarter of fiscal 1997. These expenses, as a percentage of the net sales from the wholesale division, decreased to 13.3% from 15.9%. These decreases are a result of an increase in wholesale sales volume that has exceeded the growth in sales and support infrastructure.

      Depreciation and Amortization. Depreciation and amortization increased to $447,000 for the thirteen weeks ended April 30, 1997 from $154,000 for the thirteen weeks ended May 1, 1996. As a percentage of net sales, depreciation and amortization increased to 7.6% from 3.6% in the prior year, principally due to the increase in depreciable assets as a result of the Company operating eight more coffeehouses this quarter than during the first quarter in the prior fiscal year as well as the addition of the conversion costs for the acquired locations.

      General and administrative expenses. General and administrative expenses increased to $774,000 for the first quarter of fiscal 1998 from $337,000 for the first quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses increased to 13.2% from 7.9 % due to the adding of selected resources and personnel in order to implement the policies and procedures necessary for the effective control of multi-state operations and new points of distribution operating at various volume levels.

      Provision for store closings and restructuring costs. In response to lower than expected profitability in certain of its operations the Company has commenced a restructuring program which includes store closures, lease terminations and the write off of fixed assets. The $4.6 million, or $.84 per share restructuring and impairment charge reflects anticipated expenses related to the program. The restructuring charge primarily includes lease termination and other costs associated with store closures as well as a provision for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121.

      Operating (loss) income. Operating loss for the thirteen weeks ended April 30, 1997 was $5,390,000 compared to operating income of $216,000 for the thirteen weeks ended May 1, 1996. This change was principally the result of the restructuring provision discussed above as well as increases in cost of sales and related occupancy, depreciation and amortization, and general and administrative costs as a percentage of sales.

      Interest expense. Interest expense decreased to $0 for the thirteen weeks ended April 30, 1997 from $39,000 for the thirteen weeks ended May 1, 1996.

      Net (loss) income. Net loss for the thirteen weeks ended April 30, 1997 was $5,383,000 compared to net income of $107,000 for the thirteen weeks ended May 1, 1996. This change was essentially related to the same factors listed above with regard to operating (loss) income.


LIQUIDITY AND CAPITAL RESOURCES

      The Company had a working capital deficiency of $1,373,000 as of April 30, 1997 compared to working capital of $1,949,000 as of January 29, 1997. Cash used by operating activities for the thirteen weeks ended April 30, 1997 totaled $1,304,000. In addition, the Company recorded an impairment provision of $2,043,000 as of April 30 as a portion of the restructuring and impairment charges discussed above.

      In July 1996, the Company entered into a revolving credit agreement with Bank of America which permitted the Company to borrow up to $6 million upon completion of the Company's initial public offering. The Company's credit agreement in connection with this line of credit contained various covenants which, among other things, required the delivery of regular financial information, the maintenance of positive net income and the maintenance of unencumbered liquid assets. In addition, the credit agreement imposed certain restrictions on the Company, including restrictions with respect to the incurrence of additional indebtedness, the payment of dividends and the ability to make acquisitions. On March 31, 1997, the Company was notified that it was in breach of its covenant to maintain the required level of net income pursuant to the credit agreement. The Company had no outstanding borrowings under this line of credit and the fact that the credit agreement continued to impose numerous restrictions upon the Company, caused it to reconsider the agreement and the Company determined that it was in its best interest to terminate this line of credit on April 21, 1997.

      In March 1997, the Company received a commitment for a $1 million line of credit on arms-length terms from a significant stockholder of the Company. At April 30, 1997 the Company had no outstanding borrowings under this commitment. The specific terms of this line of credit have not been finalized.

      The Company believes that cash from operations and the stockholder line of credit commitment will be sufficient to satisfy the Company's working capital needs for the remainder of the fiscal year. However, the Company anticipates it will need to seek additional financing or equity to fund additional acquisitions, capital expenditures for new retail locations and cash expenditures associated with the Company's restructuring plan. The Company is currently in negotiations with certain stockholders as well as third parties for both secured and unsecured lines of credit that can be used for these purposes. The Company plans to have one or more of these lines in place prior to the end of its second fiscal quarter which ends July 30, 1997.

COFFEE PRICES AND AVAILABILITY

      In the later weeks of the fiscal quarter the coffee commodities market experienced a substantial rise in the base price of green coffee. The Company believes that it has adequate sources of supply of high quality arabica coffee to meet its projected needs for the foreseeable future. The average price for coffee acquired during the thirteen weeks ended April 30, 1997 did not increase materially in comparison with the prior year as these cost increases occurred late in the quarter. While the Company seeks to carefully anticipate its coffee needs, there can be no assurance that the prices it will have to pay for the highest quality coffee available will remain stable in the future.


SEASONALITY AND QUARTERLY RESULTS

      The Company's business is subject to seasonal fluctuations as well as general economic trends that affect retailers in general. Historically, the Company's net sales have not been realized ratably in each quarter, with net sales being the highest during the last fiscal quarter which includes the December holiday season. Quarterly results are affected by the timing of the opening of new stores which may not occur as anticipated due to factors outside the Company's control. As a result of the combination of the seasonality of the retail operations, the financial results for any individual quarter may not be indicative of the results that may be achieved for a full fiscal year.

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(A)   EXHIBITS

      Set forth below is a list of the exhibits included as part of this Quarterly Report:

         EXHIBIT NO.          DESCRIPTION
         -----------          -----------
           2.1                Form of Agreement and Plan of Merger (1)
           3.1                Certificate of Incorporation of the Company (1)
           3.2                Bylaws of the Company (1)
           4.1                Purchase Agreement for Series A Preferred Stock dated as of
                              December 11, 1992 by and among Diedrich Coffee,
                              Martin R. Diedrich, Steven A. Lupinacci, Redwood
                              Enterprises and D.C.H., L.P. (1)
           4.2                Series B Preferred Stock Purchase Agreement dated as of
                              June 29, 1995 by and among Diedrich Coffee, Martin R.
                              Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P.
                              and Diedrich partners I, L.P. (1)
           4.3                Representative's Warrant Agreement (1)
           4.4                Specimen Stock Certificate (1)
           4.5                Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (1)
          10.1                Martin R. Diedrich Employment Agreement, dated
                              June 29, 1995 (1)
          10.2                Steven A. Lupinacci Employment Agreement, dated
                              June 29, 1995 (1)
          10.3                Stock Option Plan and Agreement of Steven A. Lupinacci,
                              dated June 29, 1995 (1)
          10.4                Form of Indemnification Agreement (1)
          10.5                Diedrich Coffee 1996 Stock Incentive Plan (1)
          10.6                Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan (1)
          10.7                Business Loan Agreement dated as of July 19, 1996 by and between
                              Bank of America National Trust and Savings Association and
                              Diedrich Coffee (1)
          10.8                Revolving Promissory Note dated May 20, 1996 by Diedrich Coffee in favor of Redwood Enterprises VII, L.P. (1)
          10.9                Agreement of sales by and among Diedrich Coffee (as purchaser) and
                              Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as
                              sellers) dated as of February 23, 1996 (1)
          10.10               Kerry W. Coin Employment Agreement, dated August 26, 1996 (1)
          10.11               Letter agreement between Diedrich Coffee and Lawrence Goelman, dated April 23,
                              1997, regarding appointment as Interim President and Chief Executive Officer (2)
          10.12               Separation agreement dated May 13, 1997 between Steven A. Lupinacci and Diedrich
                              Coffee, Inc.
          27                  Financial data schedule

(1) Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 ( No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

(2) Incorporated by reference to the exhibit of the same number to the Company's annual report on Form 10-K for the fiscal year ended January 29, 1997

(B)   REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the first quarter of the fiscal year ended January 28, 1998. On March 13, 1997, the Company filed a Current Report on Form 8-K, reporting Item 5, in connection with the resignation of Steven
      A. Lupinacci as a director, President, Chief Executive Officer, and Chief Financial Officer of the Company and the appointment of Lawrence Goelman as Interim President and Chief Executive Officer.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: June 13, 1997                    DIEDRICH COFFEE, INC.



                                        /s/ LAWRENCE GOELMAN
                                        ----------------------------------------
                                        Lawrence Goelman,
                                        Chairman of the Board and Interim Chief
                                        Executive Officer


                                        /s/ JOHN BAYLEY
                                        ---------------------------------------
                                        John Bayley,
                                        Acting Vice President of Finance and
                                        Controller (principal financial officer)