Form 10-Q
period 1997-07-30
DIEDRICH COFFEE INC
filed 1997-09-12
CIK 947661

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------

                                    FORM 10-Q

                                   ----------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         COMMISSION FILE NUMBER 0-21203

                              DIEDRICH COFFEE, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     33-0086628
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

                              2144 MICHELSON DRIVE
                            IRVINE, CALIFORNIA 92612
           (Address of Principal Executive Offices including Zip Code)

                                 (714) 260-1600
               (Registrant's Telephone Number including Area Code)

                                   ----------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X]  NO  [ ]

        As of September 10, 1997, there were 5,391,650 shares of common stock of the registrant outstanding.



================================================================================

                              DIEDRICH COFFEE, INC.

                                      INDEX



                                                                                      PAGE NO.
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

        Condensed Balance Sheets.............................................................3

        Condensed Statements of Operations...................................................4

        Condensed Statements of Cash Flows...................................................5

        Notes to Condensed Financial Statements..............................................6

     Item 2. Management's Discussion and Analysis of Financial Condition and

        Results of Operations................................................................9

PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders............................14

     Item 6. Exhibits and Reports on Form 8-K...............................................15

     Signatures.............................................................................15

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                        JULY 30, 1997    JANUARY 29, 1997
                                                        -------------    ----------------
                       ASSETS
Current Assets:
    Cash                                                $    571,752       $  2,071,904
    Accounts receivable                                      178,256            210,363
    Inventories (Note 2)                                   1,572,795          1,615,145
    Prepaid expenses                                         340,195            185,063
    Other current assets                                     202,419            285,072
                                                        ------------       ------------
        Total current assets                               2,865,417          4,367,547

Property and equipment, net                               10,323,525         11,962,752
Costs in excess of net assets acquired, net                  403,350            796,178
Other assets                                                 351,370            344,942
                                                        ------------       ------------
        Total assets                                    $ 13,943,662       $ 17,471,419
                                                        ============       ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                    $  1,498,357       $  1,800,292
    Accrued compensation                                     418,640            417,028
    Accrued expenses                                         316,397            201,487
    Note Payable                                           1,250,000
    Restructuring liabilities                              1,483,073                 --
                                                        ------------       ------------
        Total current liabilities                          4,966,467          2,418,807

Deferred rent                                                160,238            154,384
                                                        ------------       ------------
        Total liabilities                                  5,126,705          2,573,191
                                                        ------------       ------------


Stockholders' Equity:
Preferred stock                                                   --                 --
Common stock                                                  53,917             53,917
Additional paid-in capital                                15,882,046         15,882,046
Accumulated deficit                                       (7,119,006)        (1,037,735)
                                                        ------------       ------------
        Total stockholders' equity                         8,816,957         14,898,228
                                                        ------------       ------------
Commitments and contingencies
        Total liabilities and stockholders' equity      $ 13,943,662       $ 17,471,419
                                                        ============       ============


            See accompanying Notes to condensed financial statements.

                              DIEDRICH COFFEE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THIRTEEN         THIRTEEN        TWENTY-SIX       TWENTY-SIX
                                      WEEKS ENDED      WEEKS ENDED       WEEKS ENDED      WEEKS ENDED
                                    JULY 30, 1997    JULY 31, 1996     JULY 30, 1997    JULY 31, 1996
                                    -------------    -------------    --------------    -------------
Net Sales:
    Retail                            $ 5,258,780      $ 4,269,206      $ 10,643,405      $ 8,171,203
    Wholesale and other                   551,742          398,155         1,034,837          770,888
                                      -----------      -----------      ------------      -----------
     Total                              5,810,522        4,667,361        11,678,242        8,942,091
                                      -----------      -----------      ------------      -----------

Cost and Expenses:
    Cost of sales and related
      occupancy costs                   2,860,893        2,135,990         5,902,708        3,908,882
    Store operating expenses            2,126,728        1,872,544         4,506,955        3,607,423
    Other operating expenses               75,764           63,265           140,089          122,585
    Depreciation and amortization         439,077          210,626           886,516          364,551
    Provision for store closings
      and restructuring costs                  --               --         4,550,068               --
    General and administrative
      expenses                            969,554          310,085         1,743,879          647,460
                                      -----------      -----------      ------------      -----------
         Total                          6,472,016        4,592,510        17,730,215        8,650,901
                                      -----------      -----------      ------------      -----------

Operating income (loss)                  (661,494)          74,851        (6,051,973)         291,190

Interest expense                          (21,651)         (69,891)          (21,651)        (108,732)

Interest and other income
  (expense)                               (12,417)             742            (4,757)           2,006
                                      -----------      -----------      ------------      -----------

Income (loss) before income
  taxes                                  (695,562)           5,702        (6,078,381)         184,464

Provision for income taxes                  2,890               --             2,890           71,649
                                      -----------      -----------      ------------      -----------

Net income (loss)                     $  (698,452)     $     5,702      $ (6,081,271)     $   112,815
                                      ===========      ===========      ============      ===========

Per share information:
    Net income (loss) per share       $      (.13)     $       .00      $      (1.13)     $       .03
                                      ===========      ===========      ============      ===========
    Weighted average
      shares outstanding                5,391,650        3,903,000         5,391,650        3,903,000
                                      ===========      ===========      ============      ===========




            See accompanying Notes to condensed financial statements.

                              DIEDRICH COFFEE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                TWENTY-SIX       TWENTY-SIX
                                                               WEEKS ENDED      WEEKS ENDED
                                                             JULY 30, 1997    JULY 31, 1996
                                                             -------------    -------------
Cash flows from operating activities:
        Net income (loss)                                      $(6,081,271)     $   112,815
        Adjustments to reconcile net income (loss) to cash
          (used in) provided by operating activities:
             Depreciation and amortization                         886,516          364,551
             Restructuring charge                                2,329,113               --
             Impairment on long-lived assets                     2,220,955               --
             Increase (decrease) from changes in:
                  Accounts receivable                               32,107          (16,580)
                  Inventories                                      (27,043)        (307,143)
                  Prepaid expenses                                (155,132)         (64,634)
                  Other current assets                              82,653         (118,387)
                  Other assets                                      (6,428)        (316,668)
                  Accounts payable                                (301,935)       1,059,666
                  Accrued compensation                             (96,183)         100,990
                  Accrued expenses                                 114,910           99,422
                  Income taxes payable                                  --          (24,916)
             Deferred rent                                           5,854            6,546
                                                               -----------      -----------
Net cash provided by (used in) operating activities               (995,884)         895,662
                                                               -----------      -----------

Cash flows from investing activities:
        Capital expenditures for property and equipment         (1,150,095)      (3,609,893)
        Property disposition                                      (604,173)              --
        Acquisition of coffeehouses                                     --       (1,800,000)
                                                               -----------      -----------
Net cash provided by (used in) investing activities             (1,754,268)      (5,409,893)
                                                               -----------      -----------

Cash flows from financing activities:
        Checks issued against future deposits                           --          204,145
        Proceeds from notes payable                                     --           10,000
        Proceeds from line of credit                                    --        3,386,530
        Proceeds from long-term debt                             1,250,000        1,422,520
        Principal payments on long-term debt                            --         (546,565)
                                                               -----------      -----------
Net cash provided by financing activities                        1,250,000        4,476,630
                                                               -----------      -----------
Net decrease in cash                                            (1,500,152)         (37,601)
Cash at beginning of period                                      2,071,904           94,659
                                                               -----------      -----------
Cash at end of period                                          $   571,752      $    57,058
                                                               ===========      ===========

Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
             Interest                                          $        --      $    86,021
             Income taxes                                      $     2,890      $    62,500


            See accompanying Notes to condensed financial statements.

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 30, 1997
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

               The unaudited condensed financial statements of Diedrich Coffee, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position at July 30, 1997 and the results of operations and cash flows for the twenty-six weeks ended July 30, 1997 and July 31, 1996 have been included. Results for the interim periods are not necessarily indicative of the results for an entire year. This information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 1997.

               In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 130 on its consolidated financial statements.

               In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 131 on its consolidated financial statements.

        Net Income (Loss) per Common Share

        The calculation of net income (loss) per share was determined by dividing the net income (loss) by the weighted average common and common equivalent shares outstanding when dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and share options granted within one year of the Company's initial public offering ("IPO") have been included in the calculation of common share equivalents, using the treasury stock method to determine the dilutive effect of the issuance's, as if they were outstanding for all periods presented even if they were antidilutive. The calculation of common share equivalents assumes that the proceeds of common shares and share options issued within one year of the IPO were used to repurchase common shares at the IPO price of $9.50 per share. Primary earnings
        (loss) per share approximate fully diluted earnings (loss) per share for all periods presented.

                              DIEDRICH COFFEE, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JULY 30, 1997
                                   (UNAUDITED)


               In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe the implementation of SFAS No. 128 will have a material effect on net income (loss) per share.

2.      INVENTORIES

        Inventories consist of the following:

                                                      JULY 30,     JANUARY 29,
                                                        1997          1997
                                                     ----------    -----------
        Green coffee                                 $  528,573    $  357,255
        Roasted coffee                                   72,413        90,536
        Accessory and specialty items                   446,859       454,946
        Other food, beverage and supplies               524,950       712,408
                                                     ----------    ----------
                                                     $1,572,795    $1,615,145
                                                     ==========    ==========

3.      DEBT

               On May 27, 1997, the Company made a promissory note (the "Note") for the benefit of The Palm Trust of which Paul Heeschen, a director, is a trustee. Mr. Heeschen has no beneficial interest in the Palm Trust. The Note provides for borrowings by the Company up to $1,500,000 with interest accruing at the prime rate plus 3-1/2%. All outstanding principal and accrued interest is due and payable on January 27, 1998 or promptly after the closing of any new debt or equity financing in an amount exceeding $1,500,000. The amount outstanding as of July 30, 1997 was $1,250,000. On August 19, 1997 the Company borrowed an additional $250,000 under the facility. The Company is presently negotiating a possible debt facility with unrelated parties that will replace the Note. The Company is also exploring possible private placements of convertible debt or equity.

4.      RESTRUCTURING CHARGE

               On March 12, 1997, the Company announced that it was reviewing the performance of all of the Company's coffeehouses to determine which units were meeting or not meeting management's long-term operational expectations. As a result of this review, twelve stores were identified to be closed. In connection with the store closures, the Company recorded an impairment provision and a restructuring charge totaling approximately $4,600,000 in the first quarter of fiscal 1998. The store closures, which were undertaken to streamline operations and improve profitability, began in late March 1997 and are expected to be completed during fiscal 1998. As of July 30, 1997, the Company had closed nine of the twelve stores and had a remaining reserve of $1,483,073.

                              DIEDRICH COFFEE, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                                  JULY 30, 1997
                                   (UNAUDITED)


5.      SUBSEQUENT EVENTS

               On August 19, 1997, the Company entered into a promissory note, term loan agreement, and security agreement with the Virginia R. Cirica Trust (the "Cirica Trust Loan Documents"). That trust is controlled by Ms. Cirica, who is the spouse of Lawrence Goelman, Chairman. The loan is secured and provides for borrowings up to $500,000 with interest accruing at the prime rate plus 3 1/2 %. All outstanding principal and accrued interest is due and payable on August 19, 2002. In connection with the Cirica Trust Loan Documents, the Company issued a warrant to the Cirica Trust to purchase up to 170,000 shares of the Company's common stock at a price of $2.25 a share.

               The Company closed the tenth store under its restructuring plan and opened a new store, as planned, in Houston, Texas.

                         PART I - FINANCIAL INFORMATION

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

        In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, that involve risks and uncertainties. These projections or forward looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, such as unexpected delays in implementing the new systems or in obtaining additional working capital, failure of the wholesale business to meet targets and volatile world coffee prices. The need for additional financing and other risks and uncertainties are described elsewhere in this report and in detail under "Certain Factors and Trends Affecting Diedrich Coffee and Its Business" in the Company's annual report on Form 10-K for the fiscal year ended January 29, 1997 and in reports filed by the Company with the Securities and Exchange Commission.

GENERAL

        The Company commenced operations in 1972 as a private company. The Company went public in September 1996. The Company sells high quality coffee beverages made with its own freshly roasted coffee. In addition to brewed coffee, the Company offers a broad range of espresso drinks. To complement beverage sales, the Company sells light food items and whole bean coffee through its coffeehouses. At the conclusion of fiscal 1997 (January 29, 1997), the Company operated forty-seven coffeehouses or carts in operation, located in California, Colorado and Texas. As of July 30, 1997, the Company operated a total of thirty-nine coffeehouses as a result of the closure of nine of the twelve locations identified for closure under the previously announced restructuring plan (see Note 4 of Notes to Condensed Financial Statements) and the opening of one new coffeehouse in Houston, Texas in July, 1997.

        In the first two quarters of the current fiscal year the Company experienced losses related to underperforming stores and a $4,600,000 restructuring charge. The Company is executing a new business plan designed to return the Company to profitability by the end of fiscal 1998 (January 28, 1998). The business plan targets significant growth in several markets or channels of distribution. Achieving these goals depends upon, among other things, obtaining sufficient working capital, successful implementation of new systems and of the new store management approach and team.

        New management team. A new management team took over following the resignation of Steven A. Lupinacci, the Company's Chief Executive Officer ("CEO") in March, 1997. In addition to Lawrence Goelman, Chairman and Interim CEO, Kerry W. Coin, President and Chief Operating Officer, and John Bayley, Vice President of Finance and Controller, the Company hired in the second quarter Michael P. Reeves, Vice President of Human Resources and Marketing, Jonathan B. Eddison, Vice President and General Counsel, Edward A. Apffel, Director of the Wholesale Division, and Philip R. Williams, Director of Purchasing. The Company believes that its new senior management team has the skills, experience and ability to execute the business plan.

        New business plan. At the direction of the Board of Directors, the Company's new management developed and is implementing a new business plan for renewing and strengthening the Company while attempting to return it to profitability. As previously announced, the new business plan includes: (1) closing stores which do not meet the Company's performance standards; (2) developing new channels of distribution such as "co-branding", franchising, carts, kiosks, and office coffee service; (3) accelerating growth in wholesale sales; (4) improved cost controls through installing upgraded software and new management information and point-of-sale systems; (5) rolling out an enhanced training and human resources systems so as to strengthen and build the Company's operating management and staff; and (6) concentrating on building brand awareness and brand equity.

        Progress against the plan. Nine of the twelve stores targeted for closure were closed by July 30, 1997. Management remains confident that the remaining stores to be closed will be closed before the end of the fiscal year. On a period-to-period comparative basis the Company is operating according to the new business plan since the plan was put into place. The Company's plan projects operating losses to steadily diminish and end in the fourth quarter if all targets are met and sufficient working capital is obtained. Retail revenues are ramping up while controllable operating expenses at the store level are decreasing. Wholesale sales are increasing. The new business plan emphasizes growth in wholesale sales.

        Green coffee prices. In the second quarter of fiscal 1998, worldwide coffee commodity prices were at the highest levels since 1992. The Company usually pays a premium over the commodity price for the select and high quality coffee beans that it purchases. As worldwide demand for coffee of all types remains strong, the Company expects the prices that it pays to remain comparatively high into the foreseeable future. The Company has so far mitigated the effect of the green coffee price increases by increasing the wholesale and retail sales prices of its roasted coffee beans, brewed coffee and related products in the second quarter. Demand for the Company's coffee was not adversely affected by the price increase.

        Roast capacity and packaging. The Company is actively seeking cost effective ways to expand its coffee roasting capacity and upgrade its packaging capabilities. These improvements are needed to enable the Company to expand and diversify its wholesale business. These steps are to take place following management's review of the costs and benefits of purchasing or contracting for these added capabilities.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 30, 1997 Compared with the Thirteen Weeks Ended July 31, 1996

        Net sales. Net sales for the thirteen weeks ended July 30, 1997, increased 24.5% to $5,811,000 from $4,667,000 for the thirteen weeks ended July 31, 1996. During this most recent quarter, the Company derived 90.5% of net sales from its retail coffeehouse operations. The Company's wholesale and mail order sales accounted for the remainder of net sales. Net retail sales for the thirteen weeks ended July 30, 1997 increased 23.2% to $5,259,000 from $4,269,000 in the thirteen weeks ended July 31, 1996 primarily due to the increase in the number of coffeehouses as well as replacing the closed coffeehouses with higher volume coffeehouses. The Company's ability to continue to increase net sales depends upon many factors, including existing and emerging competition. There can be no assurance that the Company's net sales will continue to increase.

        Wholesale and mail order sales combined increased 38.7% to $552,000 in the thirteen weeks ended July 30, 1997 from $398,000 in the thirteen weeks ended July 31, 1996. The increase was due to a more active sales effort, the hiring of a director of wholesale and continued favorable customer response from new and existing wholesale accounts. A moderate price increase on roasted whole bean coffee was implemented during the quarter in response to industry wide cost pressures resulting from increases in the price of green coffee.

        The percentage increase in second quarter of fiscal 1998 comparable store sales was 0.8%. Due to the remodeling of stores in Denver, only 22 of the Company's 38 coffeehouses were open for the full period in the second quarter in fiscal 1997. On average these comparable stores have been open for more than 3.5 years and had sales of approximately $170,000 per store for the thirteen weeks ended July 30, 1997.

        Net sales for the twenty-six weeks ended July 30, 1997 increased 30.6% to $11,678,000 from $8,942,000 for the twenty-six weeks ended July 31, 1996. Net retail sales for the twenty-six weeks ended July 30, 1997 increased 30.3% to $10,643,000 from $8,171,000 for the twenty-six weeks ended July 31, 1996 due to an increase in the number of coffeehouses and in coffeehouse sales. Wholesale and mail order sales for the twenty-six weeks ended July 30, 1997 increased 34.2% to $1,035,000 from $771,000 for the twenty-six weeks ended July 31, 1996.

        Cost of sales and related occupancy costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the thirteen weeks ended July 30, 1997 increased to $2,861,000 from $2,136,000 for the thirteen weeks ended July 31, 1996. As a percentage of retail net sales, cost of sales and related occupancy costs increased to 54.4% in the second quarter of fiscal 1998 from 50.0% for the second quarter of fiscal 1997. These figures include non-recurring expenses of closing stores, such as continuing lease payments.

        Cost of sales and related occupancy costs for the twenty-six weeks ended July 30, 1997 increased to $5,903,000 from $3,909,000 for the twenty-six weeks ended July 31, 1996. As a percentage of retail net sales, cost of sales and related occupancy costs increased to 55.5% for the first two quarters in fiscal 1998 from 47.8% for the first two fiscal quarters in fiscal 1997. This increase stems from the result of higher green coffee costs that were not entirely offset by the menu price increase implemented in the second quarter of fiscal 1998. Additionally, the increase was also attributable to some increases in related occupancy costs.

        Store operating expenses. Store operating expenses increased to $2,127,000 for the thirteen weeks ended July 30, 1997 from $1,873,000 for the thirteen weeks ended July 31, 1996. As a percentage of retail net sales, store operating expenses decreased to 40.4% in the second quarter of fiscal 1998 from 43.9% in the prior fiscal year's second quarter. For the twenty-six weeks ended July 31, 1997, store operating expenses, as a percentage of retail net sales, similarly decreased to 42.3% from 44.1% for the twenty-six weeks ended July 31, 1996. These decreases were due to improved sales projection methods and labor scheduling techniques.

        Other operating expenses. Other operating expenses (those associated with wholesale and mail order sales) increased to $76,000 for the second quarter of fiscal 1998 from $63,000 in the second quarter of fiscal 1997. These expenses, as a percentage of the net sales from the wholesale division, decreased to 13.8% from 15.8%. These decreases are due to an increase in wholesale sales. For the twenty-six weeks ended July 30, 1997, other operating expenses, as a percentage of wholesale net sales, decreased to 13.5% from 16.0% for the twenty-six weeks ended July 31, 1996. These decreases are a result of an increased in volume and prices, as well as an increase in equipment sales.

        Depreciation and Amortization. Depreciation and amortization increased to $439,000 for the thirteen weeks ended July 30, 1997 from $211,000 for the thirteen weeks ended July 31, 1996. As a percentage of net sales, depreciation and amortization increased to 7.6% from 4.5% for the same period in the prior year, principally due to depreciable assets related to the addition of the conversion costs for the acquired locations. Depreciation and amortization increased to $887,000 for the twenty-six weeks ended July 30, 1997 from $365,000 for the twenty-six weeks ended July 31, 1996.

        General and administrative expenses. General and administrative expenses increased to $970,000 for the second quarter of fiscal 1998 from $310,000 for the second quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses increased to 16.7% from 6.6% due to the adding of selected resources and personnel in order to implement the policies and procedures necessary for the effective control of multi-state operations and new points of distribution operating at various volume levels. Similarly, as a percentage of net sales, general and administrative expenses increased to 14.9% in the twenty-six weeks ended July 30, 1997 from 7.2% for the twenty-six weeks ended July 31, 1996. The Company expects to see a reduction in general and administrative expenses relative to sales over the next several quarters as revenue flows increase assuming continued successful execution of the new business plan.

        Provision for store closings and restructuring costs. In response to lower than expected profitability in certain of its operations the Company commenced a restructuring program which includes store closures, lease terminations and the write off of fixed assets. The $4.6 million, or $.84 per share provision for store closings and restructuring costs reflects anticipated expenses related to the program. The restructuring charge primarily includes lease termination and other costs associated with store closures as well as a provision for the impairment of long-lived assets in accordance with SFAS No. 121.

        Interest expense. Interest expense decreased to $22,000 for the thirteen weeks ended July 30, 1997 from $70,000 for the thirteen weeks ended July 31, 1996.

        Operating (loss) income. Operating loss for the thirteen weeks ended July 30, 1997 was $698,000 compared to operating income of $6,000 for the thirteen weeks ended July 31, 1996. This change was primarily the result of increases in cost of sales and related occupancy, depreciation and amortization, and general and administrative costs as a percentage of sales.

        Operating loss for the twenty-six ended July 30, 1997 was $6,081,000 compared to operating income of $113,000 for the twenty-six weeks ended July 31, 1996. This change was principally the result of the restructuring provision discussed above as well as increases in cost of sales and related occupancy, depreciation and amortization, and general and administrative costs as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficiency of $2,101,000 as of July 30, 1997 compared to working capital of $1,949,000 as of January 29, 1997. The current period working capital deficiency includes remaining restructuring liabilities of $1,483,000. Cash used by operating activities for the twenty-six weeks ended July 30, 1997 totaled $996,000.

        On May 27, 1997, the Company made a promissory note to The Palm Trust. The Note provides for borrowings up to $1,500,000 with interest accruing at the prime rate plus 3 1/2%. All outstanding principal and accrued interest is due and payable on January 27, 1998 or promptly after the closing of any new financing, debt or equity, in an amount exceeding $1,500,000. The amount outstanding as of July 30, 1997 was $1,250,000. On August 19, 1997 the Company borrowed an additional $250,000 under the facility.

        On August 19, 1997, the Company entered into a promissory note, term loan agreement, and a security agreement with the Virginia R. Cirica Trust. The loan provides for borrowings up to $500,000 with interest accruing at the prime rate plus 3-1/2%. All outstanding principal and accrued interest is due and payable on August 19, 2002. In connection with the loan, the Company issued a warrant to the Cirica Trust to purchase up to 170,000 shares of the Company's common stock at a price of $2.25 a share. The Company borrowed the full amount of the loan.

        The Company is actively pursuing additional working capital, which may include additional loans on similar terms, convertible debt or private placement of securities pursuant to Regulation D of the Securities Act of 1933. The Company expects this financing to be completed before the end of this year.

        The Company believes that cash from operations and these financing activities, if and when completed, will be sufficient to satisfy the Company's working capital needs for the remainder of the fiscal year. The Company anticipates that it will need to seek additional debt or equity financing to fund new retail locations and additional capital expenditures currently projected for fiscal 1999.

GREEN COFFEE AVAILABILITY

        The Company believes that it has adequate sources of supply of high quality green arabica coffee to meet its projected needs for the foreseeable future. While the Company seeks to carefully anticipate its green coffee needs, there can be no assurance that supplies and prices will not be affected by weather in coffee growing regions of the world, unexpected demand or incorrect forecasts.

SEASONALITY AND QUARTERLY RESULTS

        The Company's business is subject to seasonal fluctuations as well as general economic trends that affect retailers in general. Historically, the Company's net sales have not been realized proportionately in each quarter, with net sales being the highest during the last fiscal quarter which includes the December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to factors outside the Company's control. As a result of the combination of the seasonality of the retail operations, the financial results for any individual quarter may not be indicative of the results that may be achieved for a full fiscal year.

                           PART II - OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on June 26, 1997 at the Disneyland Hotel in Anaheim, California. Lawrence Goelman, Martin Diedrich, Paul Heeschen, and Peter Churm were elected to the Board of Directors to serve until the next Annual Meeting. In addition to the election of directors, the stockholders voted upon the following propositions:

        Voting was as follows, as recorded and reported by the inspector of elections:

For the Board of Directors

                                                               ABSTAIN OR                BROKER
       NAME                          FOR                        WITHHELD                NON-VOTES
       ----                          ---                        --------                ---------
Peter Churm                       4,498,355                      36,505                     --
Martin R. Diedrich                4,499,105                      35,755                     --
Lawrence Goelman                  4,500,105                      34,755                     --
Paul C. Heeschen                  4,501,555                      33,305                     --

Approval of an Amendment to the Diedrich Coffee, Inc. 1996 Stock Incentive Plan to increase by 300,000 shares the total number of shares of the Company's Common Stock that may be issued pursuant to such a plan.

                           AGAINST OR
             FOR            WITHHELD          ABSTAIN          BROKER NON-VOTES
             ---            --------          -------          ----------------
          2,847,799         156,561           19,677               1,510,823

Ratification of the Selection of KPMG Peat Marwick LLP as independent accountants for the company for the fiscal year ending January 28, 1998.

                           AGAINST OR
             FOR            WITHHELD          ABSTAIN          BROKER NON-VOTES
             ---            --------          -------          ----------------
          4,510,150         16,060             8,650                  --

                           PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        Set forth below is a list of the exhibits included as part of this Quarterly Report:

        EXHIBIT NO.          DESCRIPTION
        -----------          -----------
            3.1              Certificate of Incorporation of the Company(1)
            3.2              Bylaws of the Company(1)
           10.13             Employment Letter to Jonathan B. Eddison dated June 4, 1997
           10.14             Employment Letter to John Bayley dated July 21, 1997
           10.15             Employment Letter to Michael Reeves dated May 5, 1997
           10.16             Form of Promissory Note made in favor of the Palm Trust
           10.17             Form of Term Loan Agreement made to the Virginia R. Cirica Trust
           10.18             Form of Security Agreement made to the Virginia R. Cirica Trust
           10.19             Form of Warrant Agreement made to the Virginia R. Cirica Trust
           10.20             Form of Promissory Note made in favor of the Virginia R. Cirica Trust
           27                Financial data schedule

        (1) Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 ( No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

(b)     REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 11, 1997               DIEDRICH COFFEE, INC.



                                               /s/ Lawrence Goelman
                                        ----------------------------------------
                                        Lawrence Goelman,
                                        Chairman of the Board and Interim Chief
                                        Executive Officer


                                               /s/ John Bayley
                                        ----------------------------------------
                                        John Bayley,
                                        Vice President of Finance and
                                        Controller (principal financial officer)