Form 10-Q/A
period 1997-07-30
DIEDRICH COFFEE INC
filed 1997-10-23
CIK 947661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q/A

                              --------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         COMMISSION FILE NUMBER 0-21203


                              DIEDRICH COFFEE, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         33-0086628
  (State or Other Jurisdiction                             (IRS Employer
  Incorporate or Organization)                           Identification No.)


                              2144 MICHELSON DRIVE
                            IRVINE, CALIFORNIA 92612
           (Address of Principal Executive Offices including Zip Code)


                                 (714) 260-1600
               (Registrant's Telephone Number including Area Code)

                              --------------------

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

                              DIEDRICH COFFEE, INC.

                                      INDEX


                                                                                            PAGE NO.
                                                                                            --------
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Notes to Condensed Financial Statements....................................    8

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

                 Liquidity and Capital Resources............................................   12

         Signatures.........................................................................   15

                              DIEDRICH COFFEE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 30, 1997
                                   (UNAUDITED)


5.       SUBSEQUENT EVENTS

                  On August 19, 1997, the Company entered into a promissory note, term loan agreement, and security agreement with the Virginia R. Cirica Trust (the "Cirica Trust Loan Documents"). That trust is controlled by Ms. Cirica, who is the spouse of Lawrence Goelman, Chairman and Interim Chief Executive Officer of the Company.

                  Shortly before the Cirica Trust entered into the Cirica Trust Loan Documents, Mr. Goelman loaned Ms. Cirica approximately $250,000. Some of those funds were transferred by Ms. Cirica to the Cirica Trust and advanced by the Cirica Trust to the Company pursuant to the Cirica Trust Loan Documents. The loan is secured by the assets of the Company and provides for borrowings up to $500,000 with interest accruing at the prime rate plus 3 1/2 %. The Company borrowed $500,000 under this loan. All outstanding principal and accrued interest is due and payable on August 19, 2002.

                  In connection with the Cirica Trust Loan Documents, the Company issued a warrant to the Cirica Trust to purchase up to 85,000 shares of the Company's common stock if the loan is repaid in full within 120 days of closing, or up to 170,000 shares of the Company's common stock if the loan is not repaid within 120 days, all at a price of $2.25 a share. The warrants are exercisable immediately and expire on the later of August 19, 2003 or one year following payment in full of the loan. Mr. Goelman disclaims any pecuniary interest in the loan to the Company, and any beneficial interest in the Cirica Trust, except to the extent to which Mr. Goelman is a contingent beneficiary as to certain Cirica Trust assets (not including the loan to the Company) under the terms of the Cirica Trust.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

                  On August 19, 1997, the Company entered into a promissory note, term loan agreement, and security agreement with the Virginia R. Cirica Trust (the "Cirica Trust Loan Documents"). That trust is controlled by Ms. Cirica, who is the spouse of Lawrence Goelman, Chairman and Interim Chief Executive Officer of the Company.

                  Shortly before the Cirica Trust entered into the Cirica Trust Loan Documents, Mr. Goelman loaned Ms. Cirica approximately $250,000. Some of those funds were transferred by Ms. Cirica to the Cirica Trust and advanced by the Cirica Trust to the Company pursuant to the Cirica Trust Loan Documents. The loan is secured by the assets of the Company and provides for borrowings up to $500,000 with interest accruing at the prime rate plus 3 1/2 %. The Company borrowed $500,000 under this loan. All outstanding principal and accrued interest is due and payable on August 19, 2002.

                  In connection with the Cirica Trust Loan Documents, the Company issued a warrant to the Cirica Trust to purchase up to 85,000 shares of the Company's common stock if the loan is repaid in full within 120 days of closing, or up to 170,000 shares of the Company's common stock if the loan is not repaid within 120 days, all at a price of $2.25 a share. The warrants are exercisable immediately and expire on the later of August 19, 2003 or one year following payment in full of the loan. Mr. Goelman disclaims any pecuniary interest in the loan to the Company, and any beneficial interest in the Cirica Trust, except to the extent to which Mr. Goelman is a contingent beneficiary as to certain Cirica Trust assets (not including the loan to the Company) under the terms of the Cirica Trust.

                           PART II - OTHER INFORMATION


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: October 22, 1997                          DIEDRICH COFFEE, INC.


                                                 /s/ Lawrence Goelman
                                                 ------------------------------
                                                 Lawrence Goelman,
                                                 Chairman of the Board and
                                                 Interim Chief Executive Officer


                                                 /s/ John Bayley
                                                 ------------------------------
                                                 John Bayley,
                                                 Vice President of Finance
                                                 and Controller (principal
                                                 financial officer)