Form 10-Q
period 1997-10-29
DIEDRICH COFFEE INC
filed 1997-12-11
CIK 947661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 1O-Q

                                   ----------

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 29, 1997

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _________________ Yes |X| No |_|

         As of December 11, 1997, there were 5,391,650 shares of common stock of the registrant outstanding.

================================================================================

                              DIEDRICH COFFEE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                 Page No.

  Item 1.       Financial Statements

                Condensed Balance Sheets..............................................................3

                Condensed Statements of Operations....................................................4

                Condensed Statements of Cash Flows....................................................5

                Notes to Condensed Financial Statements...............................................6

  Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................................................9

PART II - OTHER INFORMATION

  Item 5.       Other Information....................................................................15

  Item 6.       Exhibits and Reports on Form 8-K.....................................................17

                Signatures...........................................................................17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS (Note 3)                                        OCTOBER 29, 1997   JANUARY 29, 1997
                                                       ----------------   ----------------
Current Assets:
  Cash                                                   $  1,550,276       $  2,071,904
  Accounts receivable                                         265,885            210,363
  Inventories (Note 2)                                      1,480,457          1,615,145
  Prepaid expenses                                            520,958            185,063
  Other current assets                                         43,328            285,072
                                                         ------------       ------------
    Total current assets                                    3,860,904          4,367,547

Property and equipment, net                                10,245,739         11,962,752
Costs in excess of net assets acquired, net                   394,713            796,178
Other assets                                                  339,818            344,942
                                                         ------------       ------------
    Total assets                                         $ 14,841,174       $ 17,471,419
                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                       $  1,412,472       $  1,800,292
  Accrued compensation                                        414,408            417,028
  Accrued expenses                                            415,985            201,487
  Current portion of obligation under capital lease            42,897                 --
  Restructuring liabilities                                 1,213,049                 --
                                                         ------------       ------------
    Total current liabilities                               3,498,811          2,418,807

Obligation under capital lease - long term                    103,922                 --
Long term debt                                              3,000,000                 --
Deferred rent                                                 160,238            154,384
                                                         ------------       ------------
    Total liabilities                                       6,762,971          2,573,191
                                                         ------------       ------------

Stockholders' Equity:

Preferred stock                                                    --
Common stock                                                   53,917             53,917
Additional paid-in capital                                 15,882,046         15,882,046
Accumulated deficit                                        (7,857,760)        (1,037,735)
                                                         ------------       ------------
    Total stockholders' equity                              8,078,203         14,898,228
                                                         ------------       ------------
Commitments and contingencies
    Total liabilities and stockholders' equity           $ 14,841,174       $ 17,471,419
                                                         ============       ============

           See accompanying Notes to condensed financial statements.

                                          DIEDRICH COFFEE, INC.
                                   CONDENSED STATEMENTS OF OPERATIONS

                                               (Unaudited)

                                                                THIRTEEN           THIRTEEN        THIRTY-NINE        THIRTY-NINE
                                                             WEEKS ENDED        WEEKS ENDED        WEEKS ENDED        WEEKS ENDED
                                                             OCTOBER 29,        OCTOBER 30,        OCTOBER 29,        OCTOBER 30,
                                                                    1997               1996               1997               1996
                                                            ------------       ------------       ------------       ------------
Net Sales:
  Retail                                                    $  4,989,024       $  4,716,301       $ 15,632,429       $ 12,887,504
  Wholesale and other                                            573,848            388,386          1,608,685          1,159,274
                                                            ------------       ------------       ------------       ------------
    Total                                                      5,562,872          5,104,687         17,241,114         14,046,778
                                                            ------------       ------------       ------------       ------------

Cost and Expenses:
  Cost of sales and related occupancy costs                    2,716,323          2,096,321          8,619,031          6,005,203
  Store operating expenses                                     2,029,491          2,226,610          6,536,446          5,834,033
  Other operating expenses                                        92,896             53,244            232,985            175,829
  Depreciation and amortization                                  426,778            238,798          1,313,294            603,349
  Provision for store closings and restructuring costs                --                 --          4,550,068                 --
  General and administrative expenses                            951,683            407,532          2,695,562          1,054,992
                                                            ------------       ------------       ------------       ------------
    Total                                                      6,217,171          5,022,505         23,947,386         13,673,406
                                                            ------------       ------------       ------------       ------------

Operating income (loss)                                         (654,299)            82,182         (6,706,272)           373,372

Interest expense                                                 (79,954)           (78,119)          (101,605)          (186,851)

Interest and other income (expense)                               (4,501)            73,182             (9,258)            75,188
                                                            ------------       ------------       ------------       ------------

Income (loss) before income taxes                               (738,754)            77,245         (6,817,135)           261,709

Provision for income taxes                                            --             31,670              2,890            103,319
                                                            ------------       ------------       ------------       ------------

Net income (loss)                                           $   (738,754)      $     45,575       $ (6,820,025)      $    158,390
                                                            ============       ============       ============       ============

Per share information:                                      $      (0.14)      $       0.01       $      (1.27)      $       0.04
                                                            ============       ============       ============       ============
  Net income (loss) per share

Weighted average shares outstanding                            5,391,650          4,764,491          5,391,650          4,190,131
                                                            ============       ============       ============       ============

           See accompanying Notes to condensed financial statements.

                              DIEDRICH COFFEE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    THIRTY-NINE       THIRTY-NINE
                                                                    WEEKS ENDED       WEEKS ENDED
                                                                    OCTOBER 29,       OCTOBER 30,
                                                                           1997              1996
                                                                    -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                                 $(6,820,025)      $   112,815
  Adjustments to reconcile net income (loss) to cash (used in)
   provided by operating activities:
    Depreciation and amortization                                     1,313,294           364,551
    Restructuring charge                                              1,682,325                --
    Impairment on long-lived assets                                   2,220,955                --
    Increase (decrease) from changes in:
      Accounts receivable                                               (55,522)          (16,580)
      Inventories                                                        45,466          (307,143)
      Prepaid expenses                                                 (335,895)          (64,634)
      Other current assets                                              241,744          (118,387)
      Other assets                                                        5,124          (316,668)
      Accounts payable                                                 (387,820)        1,059,666
      Accrued compensation                                             (115,363)          100,990
      Accrued expenses                                                  214,498            99,422
      Income taxes payable                                                   --           (24,916)
    Deferred rent                                                         5,854             6,546
                                                                    -----------       -----------
Net cash provided by (used in) operating activities                  (1,985,365)          895,662
                                                                    -----------       -----------

Cash flows from investing activities:
    Capital expenditures for property and equipment                  (1,536,263)       (3,609,893)
    Acquisition of coffeehouses                                              --        (1,800,000)
                                                                    ===========       ===========
Net cash provided by (used in) investing activities                 $(1,536,263)      $(5,409,893)
                                                                    ===========       ===========

Cash flows from financing activities:
    Checks issued against future deposits                                    --           204,145
    Proceeds from notes payable                                              --            10,000
    Payments on notes payable                                                --                --
    Proceeds from line of credit                                             --         3,386,530
    Payments on line of credit                                               --                --
    Proceeds from long-term debt                                      3,000,000         1,422,520
    Principal payments on long-term debt                                     --          (546,565)
    Proceeds from issuance of common stock, net of fees paid                 --                --
    Proceeds from sale of preferred stock                                    --                --
    Repurchase of common stock                                               --                --
                                                                    -----------       -----------
Net cash provided by financing activities                             3,000,000         4,476,630
                                                                    -----------       -----------
Net increase (decrease) in cash                                        (521,628)          (37,601)
                                                                    -----------       -----------
Cash at beginning of period                                           2,071,904            94,659
                                                                    -----------       -----------
Cash at end of period                                               $ 1,550,276       $    57,058
                                                                    ===========       ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                        $    64,729       $    86,021
    Income taxes                                                    $     2,890       $    62,500
Non-cash transactions
    Equipment purchased under capital lease                         $   146,819       $        --


           See accompanying Notes to condensed financial statements.

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 29, 1997
                                   (Unaudited)

1.       Summary of Significant Accounting Policies

         Basis of Presentation

                  The unaudited condensed financial statements of Diedrich Coffee, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position at October 29, 1997 and the results of operations and cash flows for the thirty-nine weeks ended October 29, 1997 and October 30, 1996 have been included. Results for the interim periods are not necessarily indicative of the results for an entire year. This information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 1997.

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

                              DIEDRICH COFFEE, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (Continued)
                                OCTOBER 29, 1997
                                   (Unaudited)

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

2.       Inventories

         Inventories consist of the following:

                                                           October 29,     January 29,
                                                              1997            1997
                                                           ----------      ----------
                    Green coffee                           $  562,715      $  357,255
                    Roasted coffee                             75,487          90,536
                    Accessory and specialty items             270,248         454,946
                    Other food, beverage and supplies         572,007         712,408
                                                           ----------      ----------
                                                           $1,480,457      $1,615,145
                                                           ==========      ==========

3.       Debt

                  On May 27, 1997, the Company made a promissory note (the "Note") for the benefit of the Palm Trust of which Paul Heeschen, a director, is a trustee. Mr. Heeschen has no beneficial interest in the Palm Trust. The Note provides for borrowings by the Company up to $1,500,000 with interest accruing at the prime rate plus 3 1/2%. All outstanding principal and accrued interest was due and payable on January 27, 1998 or promptly after the closing of any new debt or equity financing in an amount exceeding $1,500,000. This indebtedness was fully paid and discharged on October 20, 1997 with the proceeds of borrowings from the Ocean and Grandview Trusts described below.

                  On August 19, 1997, the Company entered into a promissory note, term loan agreement, and security agreement with the Virginia R. Cirica Trust (the "Cirica Trust") (collectively the "Cirica Trust Loan Documents"). That trust is controlled by Ms. Cirica, who is the spouse of Lawrence Goelman, Chairman and Interim Chief Executive Officer of the Company.

                  Shortly before the Cirica Trust entered into the Cirica Trust Loan Documents, Mr. Goelman loaned Ms. Cirica approximately $250,000. Some of those funds were transferred by Ms. Cirica to the Cirica Trust and advanced to the Company pursuant to the Cirica Trust Loan Documents. The loan is secured by the assets of the Company and provides for borrowings up to $500,000 with interest accruing at the prime rate plus 3 1/2 %. As of October 29, 1997 the Company borrowed the entire $500,000 available. All outstanding principal and accrued interest is due and payable on August 19, 2002.

                  In connection with the Cirica Trust Loan Documents, the Company issued a warrant to the Cirica Trust to purchase up to 85,000 shares of the Company's common stock if the loan is repaid in full in 120 days of closing, or up to 170,000 shares of the Company's common stock if the loan is not repaid within 120 days, all at a price of $2.25 a share. The warrants are exercisable immediately and expire on the later of August 19, 2003 or one year following payment in full of the loan. Mr. Goelman disclaims any pecuniary interest in the loan to the Company and any beneficial interest in the Cirica Trust, except to the extent to which Mr. Goelman is a contingent beneficiary under the terms of the Cirica Trust.

                  On September 30, 1997 the Company entered into a promissory note, term loan agreement and security agreement with Nuvrty, Inc., a Colorado corporation controlled by Amre Youness, a former director of the Company (the "Nuvrty Loan Documents"). The loan is secured by the assets of the Company and provides for borrowings up to $1,000,000 with interest accruing and paid monthly at the prime rate plus 3 1/2%. The Company borrowed the full amount under the loan.

                  In connection with the Nuvrty Loan Documents, the Company issued a warrant to Nuvrty to purchase up to 170,000 shares of the Company's common stock if the Loan is repaid in full within 120 days of closing and up to 340,000 shares of the Company's common stock if the loan is not repaid within 120 days, all at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of September 30, 2003 or one year following payment in full of the loan.

                  On October 16, 1997 the Company entered into parallel promissory notes, term loan agreements and security agreements with the Ocean and Grandview Trusts on terms identical to those entered into with the Cirica Trust and Nuvrty, Inc. (the "Ocean Trust Loan Documents" and the "Grandview Trust Loan Documents", respectively). The Ocean Trust Loan Documents and the Grandview Trust Loan Documents provide for borrowing up to $750,000 from each Trust. Each loan is secured by the assets of the Company. Interest on advances is accrued and payable monthly at the prime rate plus 3 1/2%. The Company borrowed $750,000 under each facility. All outstanding principal and accrued interest is due and payable to each of the Ocean and Grandview Trusts on October 16, 2002.

                  In connection with the Ocean Trust Loan Documents and the Grandview Trust Loan Documents the Company issued warrants to each Trust respectively to purchase up to 127,500 shares each of the Company's common stock if the loan is repaid in full within 120 days of closing, or up to 255,000 shares respectively of the Company's common stock if the loan is not repaid in full within 120 days of closing, all at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of October 16, 2003 or one year following payment in full of the respective loans. The Company used the proceeds from the Ocean Trust and Grandview Trusts Loans to pay off and discharge the outstanding indebtedness to the Palm Trust.

4.       Restructuring Charge

                  On March 12, 1997, the Company announced that it was reviewing the performance of all of the Company's coffeehouses to determine which units were meeting or not meeting management's long-term operational expectations. As a result of this review, twelve stores were identified to be closed. In connection with the planned store closures, the Company recorded an impairment provision and a restructuring charge totaling approximately $4,600,000 in the first quarter of fiscal 1998. The store closures, which were undertaken to streamline operations and improve profitability, began in late March 1997 and are expected to be completed during fiscal 1998. The Company believes that the reserve of $1,213,000 as of October 29, 1997 will be sufficient to cover the actual losses arising from final resolution of the terminated leases.

                         PART I - FINANCIAL INFORMATION

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         In addition to historical information, management's discussion and analysis includes certain forward-looking statements, including those related to the Company's growth and strategies, that involve risks and uncertainties. These projections or forward looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results and financial position could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, such as unexpected delays in implementing the new management and information systems, weaknesses in store operations and management, working capital limits, failure of the wholesale business to meet targets, the Company's ability to hire, train and retain optimum store and area management and volatile world coffee prices. The need for additional financing and other risks and uncertainties are described elsewhere in this report and in detail under "Certain Factors and Trends Affecting Diedrich Coffee and Its Business" in the Company's annual report on Form 10-K for the fiscal year ended January 29, 1997 and in reports filed by the Company with the Securities and Exchange Commission.

GENERAL

         The Company commenced operations in 1972 as a private company and completed its initial public offering in September 1996. The Company, a custom roaster of specialty coffee, sells coffee and a broad range of espresso drinks through its own coffeehouses. To complement beverage sales, the Company sells light food items and whole bean coffee through its coffeehouses. The Company also sells roasted coffee and a broad range of equipment through a wholesale sales force. At the conclusion of fiscal 1997 (January 29, 1997), the Company operated forty-seven coffeehouses or carts located in California, Colorado and Texas. As of October 29, 1997, the Company operated a total of thirty-six coffeehouses and one cart after closing eleven of the twelve locations identified for closure under the previously announced restructuring plan (see
Note 4 of Notes to Condensed Financial Statements) and the opening of a new coffeehouse in Houston, Texas in July, 1997.

         In the first three-quarters of the current fiscal year the Company experienced losses related to underperforming stores and as a consequence, recorded a restructuring charge of approximately $4,600,000. Management is committed to both grow the Company and return the Company to profitability, with the primary goal of positive cash flow by the end of fiscal 1998 (January 28, 1998). In order to achieve this goal, the Company must increase sales in several markets, add new channels of distribution and reduce expenses. Achieving these goals depends upon, among other things, maintaining sufficient working capital, successful implementation of new operational systems, execution of new store management systems and improved store management and customer satisfaction. Results were according to plan in the second quarter. While management continues to believe that the Company can return to profitability by year-end, the Company experienced lower than expected retail sales in the third quarter due to unusually warm weather in the Company's core Southern California markets, delays in establishing certain new wholesale business relationships, and green coffee inventory expense that exceeded average historical costs.

         Business plan. At the direction of the Board of Directors, the Company's new management team is implementing a business plan to strengthen the Company operationally in order to position it for growth and profitability. As previously announced, this business plan includes: (1) closing stores which do not meet the Company's performance standards; (2) developing carts and kiosks as well as new channels of distribution such as "co-branding", franchising, and office coffee service; (3) accelerating growth in wholesale sales; (4) improved cost controls through centralized purchasing and installing upgraded software and new management information and point-of-sale systems; (5) rolling out a more comprehensive training program and human resources systems designed to strengthen and build the Company's operating management and staff; and (6) concentrating on building brand awareness and brand equity.

         Progress against the plan. Eleven of the twelve stores targeted for closure were closed by October 29, 1997. Management remains confident that the remaining store identified for closure will be closed before the end of the fiscal year. The Company's projects operating losses to steadily diminish and end in the fourth quarter if all targets are met. While retail revenues for the third quarter increased 8.2% over the same quarter last year, the increase in the third quarter did not meet management's expectations. Controllable operating expenses at the store level are decreasing. The Company believes that further decreases are achievable. The Company believes that controllable operating expenses should stabilize in the first quarter of next year. Wholesale sales are continuing to grow. Wholesale sales increased 47.8% in the third quarter. The Company anticipates that seven pending transactions will close in the fourth quarter and the Company expects the wholesale division to record revenues for the year-end by that time. This expectation is based on the wholesale division's performance to date and projects in progress.

         Area Development. In September the Company informed its franchisee in Singapore that the franchisee was in default under the agreed development schedule under the applicable Master Development Agreement. No stores have opened in Singapore. A new understanding may be reached as to Singapore, Malaysia, and Indonesia only. The Company is engaged in preliminary discussions with possible area developers for several US and foreign markets. No forecasts can be made as to if and when such negotiations will lead to binding agreements, or how much revenue can be anticipated from any such agreement.

         Green coffee prices. In the third quarter of fiscal 1998, worldwide coffee commodity prices moderated from the levels reached earlier in the year but remained within the range of the highest levels experienced during the past nine years. The Company usually pays a premium over the commodity price for the select grade coffee beans that it purchases. As worldwide demand for coffee of all types remains strong, the Company expects the prices that it pays to remain comparatively high into the foreseeable future. Earlier this year, the Company mitigated the effect of the green coffee price increases by increasing the wholesale and retail sales prices of its roasted coffee beans, brewed coffee and related products, but there can be no assurance that any future price increases can be so integrated. Demand for the Company's coffee was not adversely affected by the price increase.

GREEN COFFEE AVAILABILITY

         The Company believes that it has adequate sources of supply of high quality, green arabica coffee to meet its projected needs for the foreseeable future. While the Company seeks to carefully anticipate its green coffee needs, there can be no assurance that supplies and prices will not be affected by political and social events, the weather in the coffee growing regions of the world, unexpected demand or other market forces. Green coffee is an international agricultural commodity product subject to considerable price fluctuations.

SEASONALITY AND QUARTERLY RESULTS

         The Company's business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, the Company's net sales have not been realized proportionately in each quarter, with net sales being the highest during the last fiscal quarter which includes the December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside the Company's control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year. Due to all of the foregoing and variables, the Company's future earnings and the market price of the Company's securities are subject to change. There can be no assurance that the Company will return to profitability when targeted nor of future growth rate.

         Roast capacity, packaging, shipping and distribution. The Company is actively seeking cost effective ways to expand its coffee roasting capacity and upgrade its packaging, shipping and distribution capabilities. These improvements are needed to enable the Company to expand and diversify its wholesale business.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 29, 1997 Compared with the Thirteen Weeks Ended October 30, 1996

         Net sales. Net sales for the thirteen weeks ended October 29, 1997 increased 9.0% to $5,563,000 from $5,105,000 for the thirteen weeks ended October 30, 1996, despite having fewer stores in operation. During this most recent quarter, the Company derived 89.7% of net sales from its retail coffeehouse operations. The Company's wholesale and mail order sales accounted for the remainder of net sales. Net retail sales for the thirteen weeks ended October 29, 1997 increased 5.8% to $4,989,000 from $4,716,000 in the thirteen weeks ended October 30, 1996 primarily due to higher per-store average sales. As of October 29, 1997, the Company operated 36 coffeehouses and one cart; as of October 30, 1996, the Company operated 40 coffeehouses and one cart. There can be no assurance that the Company's net sales will continue to increase. The Company's ability to continue to increase net sales depends upon many factors, including existing and emerging competition. The percentage decrease in third quarter of fiscal 1998 comparable store sales was 0.2%. Comparable store sales were adversely affected in the latter half of the current quarter as a result of rolling over the "80th Anniversary" promotion in the prior year, which increased unit average sales by approximately 10% for the six weeks that it ran.

         Wholesale and mail order sales combined increased 47.8% to $574,000 in the thirteen weeks ended October 29, 1997 from $388,000 in the thirteen weeks ended October 30, 1996. The increase was due to a more active sales effort, under the leadership of the new director of wholesale sales and continued favorable customer response from new and existing wholesale accounts. Although the Company anticipates continued improvement in wholesale sales there can be no assurance that this will happen.

         Net sales for the thirty-nine weeks ended October 29, 1997 increased 22.7% to $17,241,000 from $14,047,000 for the thirty-nine weeks ended October 30, 1996. Net retail sales for the thirty-nine weeks ended October 29, 1997 increased 21.3% to $15,632,000 from $12,888,000 for the thirty-nine weeks ended October 30, 1996 due to an increase in the number of average coffeehouses open and in coffeehouse sales. Wholesale and mail order sales for the thirty-nine weeks ended October 29, 1997 increased 38.8% to $1,609,000 from $1,159,000 for the thirty-nine weeks ended October 30, 1996.

         Cost of sales and related occupancy costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the thirteen weeks ended October 29, 1997 increased to $2,716,000 from $2,096,000 for the thirteen weeks ended October 30, 1996. As a percentage of retail net sales, cost of sales and related occupancy costs increased to 54.4% in the third quarter of fiscal 1998 from 44.4% for the third quarter of fiscal 1997. These figures include non-recurring expenses of closing stores, such as continuing lease payments.

         Cost of sales and related occupancy costs for the thirty-nine weeks ended October 29, 1997 increased to $8,619,000 from $6,005,000 for the thirty-nine weeks ended October 30, 1996. As a percentage of retail net sales, cost of sales and related occupancy costs increased to 55.1% for the first three-quarters in fiscal 1998 from 46.6% for the first three fiscal quarters in fiscal 1997. This increase stems from the result of higher green coffee costs that were not entirely offset by the menu price increase implemented in the second quarter of fiscal 1998. Additionally, the increase was also attributable to some increases in related occupancy costs. The Company is actively working to control and reduce green coffee costs, cost of sales and occupancy costs through several means. The Company's Director of Purchasing, hired in the second quarter, is focused on reducing the cost of goods purchased. The Company is evaluating and testing "co-branding" relationships at some locations and implementing new management and staff training and procedures. The Company believes that it will see the benefits of cost savings in the fourth quarter and the next fiscal year beginning January 29, 1998.

         Store operating expenses. Store operating expenses decreased to $2,029,000 for the thirteen weeks ended October 29, 1997 from $2,227,000 for the thirteen weeks ended October 30, 1996. As a percentage of retail net sales, store operating expenses decreased to 40.7% in the third quarter of fiscal 1998 from 47.2% in the prior fiscal year's third quarter. For the thirty-nine weeks ended July 31, 1997, store operating expenses, as a percentage of retail net sales, similarly decreased to 41.8% from 45.3% for the thirty-nine weeks ended October 30, 1996. These decreases were primarily due to improved labor scheduling methods. The Company plans to achieve further reductions in store operating expenses.

         Other operating expenses. Other operating expenses (those associated with wholesale and mail order sales) increased to $93,000 for the third quarter of fiscal 1998 from $53,000 in the third quarter of fiscal 1997. These expenses, as a percentage of the net sales from the wholesale division, increased to 16.2% from 13.7%. This increase reflects the cost of additional management and sales staff recruited to further develop the sales of the wholesale division. As a percentage of net sales these costs should go down as wholesale sales increase. For the thirty-nine weeks ended October 29, 1997, other operating expenses, as a percentage of wholesale net sales, decreased to 14.5% from 15.2% for the thirty-nine weeks ended October 30, 1996. This decrease is a result of an increase in sales volume on a year-to-date basis.

         Depreciation and Amortization. Depreciation and amortization increased to $427,000 for the thirteen weeks ended October 29, 1997 from $239,000 for the thirteen weeks ended October 30, 1996. As a percentage of net sales, depreciation and amortization increased to 7.7% from 4.7% for the same period in the prior year, principally due to depreciable assets related to the addition of new stores and the conversion costs for the acquired locations. Depreciation and amortization increased to $1,313,000 for the thirty-nine weeks ended October 29, 1997 from $603,000 for the thirty-nine weeks ended October 30, 1996.

         General and administrative expenses. General and administrative expenses increased to $952,000 for the third quarter of fiscal 1998 from $408,000 for the third quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses increased to 17.1% from 8.0% due to the adding of selected resources and personnel in order to implement the revenue building and cost saving elements of the Company's business plan. Similarly, as a percentage of net sales, general and administrative expenses increased to 15.6% in the thirty-nine weeks ended October 29, 1997 from 7.5% for the thirty-nine weeks ended October 30, 1996. The Company believes that it will see a reduction in general and administrative expenses relative to sales over the next several quarters as revenue flows increase and cost controls and other savings are realized, assuming continued successful execution of the new business plan.

         Provision for store closings and restructuring costs. In response to lower than expected profitability in certain of its operations, the Company commenced a restructuring program which includes store closures, lease terminations and the write off of fixed assets. The $4.6 million, or $.84 per share provision for store closings and restructuring costs reflects anticipated expenses related to the program. The restructuring charge primarily includes lease termination and other costs associated with store closures as well as a provision for the impairment of long-lived assets in accordance with SFAS No. 121.

         Interest expense. Interest expense increased to $82,000 for the thirteen weeks ended October 29, 1997 from $78,000 for the thirteen weeks ended October 30, 1996. Interest expense for the 39 weeks ended October 29, 1997 was $104,000 compared to $187,000 for the 39 weeks ended October 30, 1996.

         Income (loss) before taxes. Loss before taxes for the thirteen weeks ended October 29, 1997 was $739,000 compared to income before taxes of $77,000 for the thirteen weeks ended October 30, 1996. This change was primarily the result of increases in cost of sales and related occupancy, depreciation and amortization, and general and administrative costs as a percentage of sales.

         Operating loss for the thirty-nine weeks ended October 29, 1997 was $6,820,000 (including the restructuring charge of $4,200,000) compared to operating income of $262,000 for the thirty-nine weeks ended October 30, 1996. This change was principally the result of the restructuring provision discussed above as well as increases in cost of sales and related occupancy, depreciation and amortization, and general and administrative costs as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $362,000 as of October 29, 1997 compared to working capital of $1,949,000 as of January 29, 1997. The current period working capital includes remaining restructuring liabilities of $1,213,000. Cash used by operating activities for the thirty-nine weeks ended July 30, 1997 totaled $1,985,000.

         On May 27, 1997, the Company made a promissory note (the "Note") for the benefit of the Palm Trust of which Paul Heeschen, a director, is a trustee. Mr. Heeschen has no beneficial interest in the Palm Trust. The Note provides for borrowings by the Company up to $1,500,000 with interest accruing at the prime rate plus 3 1/2%. All outstanding principal and accrued interest was due and payable on January 27, 1998 or promptly after the closing of any new debt or equity financing in an amount exceeding $1,500,000. This indebtedness was fully paid and discharged on October 20, 1997 with the proceeds of borrowings from the Ocean and Grandview Trusts described below.

         On August 19, 1997, the Company entered into a promissory note, term loan agreement, and security agreement with the Virginia R. Cirica Trust (the "Cirica Trust Loan Documents"). That trust is controlled by Ms. Cirica, who is the spouse of Lawrence Goelman, Chairman and Interim Chief Executive Officer of the Company.

         Shortly before the Cirica Trust entered into the Cirica Trust Loan Documents, Mr. Goelman loaned Ms. Cirica approximately $250,000. Some of those funds were transferred by Ms. Cirica to the Cirica Trust and advanced to the Company pursuant to the Cirica Trust Loan Documents. The loan is secured by the assets of the Company and provides for borrowings up to $500,000 with interest accruing at the prime rate plus 3 1/2 %. All outstanding principal and accrued interest is due and payable on August 19, 2002.

         In connection with the Cirica Trust Loan Documents, the Company issued a warrant to the Cirica Trust to purchase up to 85,000 shares of the Company's common stock if the loan is repaid in full in 120 days of closing, or up to 170,000 shares of the Company's common stock if the loan is not repaid within 120 days, all at a price of $2.25 a share. The warrants are exercisable immediately and expire on the later of August 19, 2003 or one year following payment in full of the loan. Mr. Goelman disclaims any pecuniary interest in the loan to the Company, and any beneficial interest in the Cirica Trust, except to the extent to which Mr. Goelman is a contingent beneficiary under the terms of the Cirica Trust.

         On September 30, 1997 the Company entered into a promissory note, term loan agreement and security agreement with Nuvrty, Inc., a Colorado corporation controlled by Amre Youness, a former director of the Company (the "Nuvrty Loan Documents"). The loan is secured by the assets of the Company and provides for borrowings up to $1,000,000 with interest accruing and paid monthly at the prime rate plus 3 1/2 %. The Company borrowed the full amount under the loan.

         In connection with the Nuvrty Loan Documents, the Company issued a warrant to Nuvrty, Inc. to purchase up to 170,000 shares of the Company's common stock if the Loan is repaid in full within 120 days of closing and up to 340,000 shares of the Company's common stock if the loan is not repaid within 120 days, all at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of September 30, 2003 or one year following payment in full of the loan.

         On October 16, 1997 the Company entered into parallel promissory notes, term loan agreements and security agreements with the Ocean and Grandview Trusts on terms identical to those entered into with the Virginia R. Cirica Trust and Nuvrty, Inc. (the "Ocean Trust Loan Documents" and the "Grandview Trust Loan Documents", respectively). The Ocean Trust Loan Documents and the Grandview Trust Loan Documents provide for borrowing up to $750,000 from each Trust. Each loan is secured by the assets of the Company. Interest on advances is accrued and payable monthly at the prime rate plus 3 1/2%. The Company borrowed $750,000 under each facility. All outstanding principal and accrued interest is due and payable on October 16, 2002.

         In connection with the Ocean Trust Loan Documents and the Grandview Trust Loan Documents the Company issued warrants to each Trust respectively to purchase up to 127,500 shares each of the Company's common stock if the loan is repaid in full within 120 days of closing, or up to 255,000 shares each of the Company's common stock if the loan is not repaid in full within 120 days of closing, all at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of October 16, 2003 or one year following payment in full of the respective loans. The Company used the proceeds from the Ocean Trust and Grandview Trusts Loans to pay off and discharge the outstanding indebtedness to the Palm Trust.

         The Company believes that cash from operations and the aforementioned financing activities will be sufficient to satisfy the Company's working capital needs for the remainder of the fiscal year. The Company anticipates that it will need to seek additional debt or equity financing to fund development of new retail locations and additional capital expenditures currently projected for fiscal 1999, which begins as of January 29, 1998.

                           PART II - OTHER INFORMATION
                            ITEM 5. OTHER INFORMATION

NEW CHAIRMAN OF THE BOARD AND NEW PRESIDENT AND CHIEF EXECUTIVE OFFICER

         On November 18, 1997, the Company announced that former Taco Bell Worldwide Chairman and Chief Executive Officer Mr. John E. Martin had agreed to join the Company's Board of Directors as Chairman replacing Lawrence Goelman. On November 17, 1997, Mr. Martin entered into a letter agreement with the Company appointing him Chairman of the Board of the Company. Subject to stockholder approval, the Company entered into a performance-based Stock Option Plan and Agreement under which Mr. Martin will be granted the option to purchase up to 850,000 shares of the common stock of the Company. Mr. Martin and the Company also agreed to terms under which Mr. Martin will purchase 333,333 shares of the Company's common stock at $3.00 per share.

         The Stock Option Plan and Agreement grants Mr. Martin the option to purchase up to 850,000 shares of the common stock of the Company subject to stockholder approval. The options granted to Mr. Martin become exercisable at the following exercise prices: 450,000 shares of common stock at an exercise price of $4.00 per share; 100,000 shares of common stock at an exercise price of $5.00 per share; 150,000 shares of common stock at an exercise price of $8.00 and 150,000 shares of common stock at an exercise price of $10.00. All of the options granted to Mr. Martin become exercisable on the earlier of May 15, 2002 or as soon as the closing price of the Company's common stock exceeds the respective price for at least seven (7) trading days in any period of ten (10) consecutive trading days. All options are to terminate if unexercised on November 17, 2002. The Stock Option Plan and Agreement with Mr. Martin is attached hereto as Exhibit 10.22.

         The Company also entered into a Common Stock Purchase Agreement with Mr. Martin under which it has agreed to issue and sell 333,333 restricted shares of Common Stock of the Company to Mr. Martin at $3.00 per share, such price representing the fair market value of the Common Stock, as of November 17, 1997. The Common Stock Purchase Agreement is attached hereto as Exhibit 10.23.

         Lawrence Goelman will continue to serve as a Director. The authorized number of directors was increased, in accordance with the Bylaws, from four to six.

NEW CHIEF EXECUTIVE OFFICER

         On November 18, 1997, the Company announced that it named experienced restaurant industry executive Timothy J. Ryan, former president of Sizzler USA, and a former colleague of Mr. Martin's at Taco Bell Worldwide, as Diedrich Coffee's President and Chief Executive Officer to replace Lawrence Goelman, Interim Chief Executive Officer. Subject to stockholder approval, the Company entered into a performance based Stock Option Plan and Agreement under which Mr. Ryan will be granted the option to purchase up to 600,000 shares of the common stock of the Company. Mr. Ryan will also invest $50,000 in the Company pursuant to a private sale of restricted stock.

         On November 17, 1997, Mr. Ryan entered into an employment agreement with the Company to serve as Chief Executive Officer. The term of Mr. Ryan's agreement is two years. The agreement provides for an annual salary of $200,000 per year and a discretionary performance bonus.

         The Stock Option Plan and Agreement with Mr. Ryan grants Mr. Ryan the option to purchase an aggregate of 600,000 shares of the Common Stock of the Company, contingent upon the approval of the stockholders. The options granted to Mr. Ryan become exercisable at the following exercise prices: 50,000 shares of Common Stock at an exercise price of $3.50 per share; 75,000 shares of Common Stock at an exercise price of $4.50 per share; 125,000 shares of Common Stock at an exercise price of $5.00 per share; 175,000 shares of Common Stock at an exercise price of $8.00 per share and 175,000 shares of Common Stock at an exercise price of $10.00 per share. The shares become exercisable on the earlier of (i) May 15, 2002 or (ii) upon the satisfaction of two conditions: (x) the options having vested pursuant to a vesting schedule set forth in the agreement, and (y) after the date of the agreement, the closing price of the Common Stock shall have exceeded the option price per share for at least seven trading days in any period of ten consecutive trading days. The agreement is attached hereto as
Exhibit 10.25.

         The Company entered into a Common Stock Purchase Agreement with Mr. Ryan under which it has agreed to issue and sell 16,667 restricted shares of the Common Stock of the Company to Mr. Ryan at $3.00 per share, such price representing the fair market value of the Common Stock, on the date of the Ryan Employment Agreement. The Common Stock Purchase Agreement with Mr. Ryan is attached hereto as Exhibit 10.26.

         Mr. Kerry Coin, formerly President and Chief Operating Officer, continues as Chief Operating Officer.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Set forth below is a list of the exhibits included as part of this Quarterly Report:

         Exhibit No.     Description
         -----------     -----------
             3.1         Certificate of Incorporation of the Company (1)

             3.2         Bylaws of the Company (1)

            10.27 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust

            10.28        Form of Term Loan Agreement entered into with Nuvrty,
                         Inc., the Ocean Trust and the Grandview Trust

            10.29        Form of Security Agreement entered into with Nuvrty,
                         Inc., the Ocean Trust and the Grandview Trust

            10.30        Form of Warrant Agreement entered into with Nuvrty,
                         Inc., the Ocean Trust and the Grandview Trust

            10.31 Form of Inter Creditor Agreement among Nuvrty, Inc., the Ocean Trust, the Grandview Trust and the Cirica
                         Trust.

            10.32        Amendment to Kerry Coin's employment agreement dated
                         September 24, 1997

            10.33        Form of Indemnification Agreement - John Bayley

            10.34        Form of Indemnification Agreement - Jonathan Eddison

            10.35        Form of Indemnification Agreement - John Martin

            10.36        Form of Indemnification Agreement - Timothy J. Ryan

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

Dated: December __, 1997                DIEDRICH COFFEE, INC.



                                                 /s/ Timothy J. Ryan
                                        ----------------------------------------
                                        Timothy J. Ryan,
                                        Chief Executive Officer

                                                    /s/ John Bayley
                                        ----------------------------------------
                                        John Bayley,
                                        Vice President of Finance and
                                        Controller (principal financial officer)