Form 10-K
period 1998-01-28
DIEDRICH COFFEE INC
filed 1998-04-28
CIK 947661

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 28, 1998
                                       OR

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

                              2144 MICHELSON DRIVE
                            IRVINE, CALIFORNIA 92612
                                 (949) 260-1600
           (Address of principal executive offices, including zip code and telephone number, including area code)

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's Common Stock held by non-affiliates, based upon the closing sale price of the registrant's Common Stock on April 20, 1998, as reported on the NASDAQ National Market System, was $21,219,203.

        The number of shares of the registrant's Common Stock outstanding, as of April 20, 1998, was 5,941,650.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the registrant's definitive proxy statement pursuant to Schedule 14A for its annual meeting of stockholders to be held on June 23, 1998, which proxy statement will be filed not later than 120 days after the close of the registrant's fiscal year ended January 28, 1998.

                                TABLE OF CONTENTS


                                  PART I                                        PAGE
                                                                                ----

Item 1.    Business....................................................           1

Item 2.    Properties..................................................           8

Item 3.    Legal Proceedings...........................................           8

Item 4.    Submission of Matters to a Vote of Security Holders.........           9

                                 PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................          10

Item 6.    Selected Financial Data.....................................          11

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................          12

Item 7A    Quantitative and Qualitative Disclosures About Market Price.          18

Item 8.    Financial Statements and Supplementary Data.................          18

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................          18

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant..........          18

Item 11.   Executive Compensation......................................          18

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..............................................          18

Item 13.   Certain Relationships and Related Transactions..............          18

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.................................................          19

           Signatures..................................................          22

           Financial Statements........................................         F-1

           Index to Exhibits...........................................         S-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        From time to time, in both written reports and oral statements, the Company makes "forward-looking statements" within the meaning of Federal and state securities laws. Disclosures that use words such as the Company "believes," "anticipates," "expects," "may" or "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current expectations and are based upon data available at the time of the statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business, including the factors discussed below. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended.

        Diedrich Coffee, Inc. ("Diedrich Coffee" or the "Company") is a specialty coffee roaster, wholesaler, retailer and franchisor that currently operates thirty-six retail coffeehouses, seven coffee carts and services approximately 225 wholesale accounts. The retail units are located in Southern California, Colorado and Texas. Wholesale accounts are primarily located in Southern California. Diedrich Coffee sells premium quality coffee beverages made from its own freshly roasted select coffee beans. In addition to brewed coffee, the Company offers a broad range of Italian-style beverages such as espresso, cappuccino, cafe latte, cafe mocha and espresso machiato. To complement beverage sales, the Company sells light food items, whole bean coffee and accessories through its coffeehouses. The Company's objective is to be the leading national chain of neighborhood coffeehouses.

        To deliver and serve the high quality coffee for which the Company is known, the Company obtains its premium "green" or unroasted coffee beans from specialty coffee brokers and directly from coffee-producing nations through its contacts with exporters and growers in the United States and abroad. The beans purchased by the Company are of the premium grade arabica variety. These green coffee beans are custom roasted in carefully controlled batches according to the Company's proprietary recipes and standards.

        The Company seeks to differentiate itself and build brand name recognition by selling and serving the finest coffee and espresso drinks, selling only fresh custom roasted coffee beans and by developing and operating attractive coffeehouses intended, in most cases, to serve as neighborhood gathering places. Diedrich Coffee stresses the quality of its products through experienced sourcing of the green beans and its proprietary roasting methods. The Company believes that this strategy, together with enthusiastic and friendly customer service, creates a loyal customer base. Diedrich coffeehouses are generally established in high-visibility locations, consistent with the Company's strategy of developing a substantial repeat customer base. The Company's coffeehouses average approximately 1,300 square feet, ranging in size from 725 to 2,654 square feet.

        The first retail store operating under the name Diedrich Coffee commenced operations in Orange County, California in 1972. On September 11, 1996, the Company completed its initial public offering of 2,530,000 shares of Common Stock. The offering consisted of 1,600,000 shares sold on behalf of the Company and 930,000 shares sold on behalf of certain stockholders. The net proceeds of the offering to the Company, after deducting related expenses, were approximately $12.6 million. The Company used a portion of the net proceeds to repay all indebtedness outstanding. The remaining net proceeds were used to fund the opening of additional coffeehouses and to provide working capital.

        On March 12, 1997, the Company announced that it was reviewing the performance of all of the Company's coffeehouses to determine which units were not meeting management's long-term operational expectations. At that time, five coffeehouses had been identified on a preliminary basis for possible closure in the first quarter of fiscal 1998. Subsequently, as announced by the Company on April 29, 1997, seven additional coffeehouses were targeted for closure during fiscal 1998. In connection with the planned coffeehouse closures, the Company recorded an impairment provision and a restructuring charge totaling approximately $4.6 million in the first quarter of fiscal 1998. The coffeehouse closures, which were undertaken to streamline operations and improve profitability, began in late March 1997. Eleven of the original twelve coffeehouses identified for closure were closed in fiscal 1998, with leases terminated in most cases. In January, management reviewed the progress of all retail operations and decided that one of the twelve coffeehouses originally designated for closure would remain open. At year-end most of the lease terminations provided for in the restructuring had been completed at less cost than originally anticipated. As a result of these two factors, management determined that the remaining restructuring reserve of $885,000 could be reduced by $648,000. As of January 28, 1998, the Company had a remaining restructuring reserve of $237,000 and had incurred charges under its impairment provision and restructuring reserve totaling $3,665,000 of which $945,000 were cash and $2,720,000 were non-cash.

        On March 12, 1997, the Company announced the resignation of Steven A. Lupinacci as its President, Chief Executive Officer, Chief Financial Officer and Director and the appointment of Lawrence Goelman, one of the Company's board members, to serve as interim Chief Executive Officer. On April 25, 1997, the Company's Board of Directors (the "Board") approved the appointment of Kerry W. Coin as President and Chief Operating Officer and the appointment of John B. Bayley as Acting Vice President, Finance and Controller.

        At the direction of the Board, the Company's interim management team took steps to renew and strengthen the Company. Those steps included: (1) closing coffeehouses which did not meet the Company's performance standards; (2) developing new retail points of distribution such as "co-branding," carts and kiosks; (3) building the wholesale division's revenues by growing the core business as well as through new channels such as office coffee service; (4) improving cost controls by hiring an experienced purchasing manager and installing upgraded software point-of-sale systems; (5) developing and implementing enhanced training and human resources systems to strengthen and build the Company's operations staff; and (6) concentrating on building brand awareness and equity.

        Retail comparable unit revenues improved slightly in fiscal 1998 while controllable operating expenses at the coffeehouse level were significantly reduced. The Company experienced lower than expected retail sales in the third quarter due to unusually warm weather in the Company's core Southern California markets. Cost of sales were adversely affected by green coffee inventory expense that exceeded average historical costs which also reduced earnings. The Company did not meet its revenue targets in the fourth quarter for several reasons, including delays in opening of coffee carts, weaker results than projected from marketing programs, and slower than expected responses to improvements in operations and customer service, as well as delays in establishing certain wholesale relationships.

        On November 18, 1997 the Company announced that former Taco Bell Worldwide Chairman and Chief Executive Officer John E. Martin agreed to join the Company's Board as Chairman, replacing Lawrence Goelman who remains a Director. The Company also announced on November 18, 1997 that it named Timothy J. Ryan, former President of Sizzler USA and former Senior Vice President at Taco Bell Worldwide, as the Company's President and Chief Executive Officer to replace Lawrence Goelman, who had been serving as Interim Chief Executive Officer. Mr. Ryan also joined the Board. On January 22, 1998 the Company announced the resignation of Kerry Coin, Executive Vice President and Chief Operating Officer.

        The new executive team prepared a revised strategic plan for fiscal 1999 and beyond. That plan focuses on positioning Diedrich Coffee coffeehouses as the consumer's place of choice to get the best coffee and enjoy it in attractive coffeehouse surroundings. The Company plans to expand nationally through franchise area development agreements with large multi-unit franchise operators. The Company will concentrate on expansion in its core market area in Southern California and hopes to enter into some franchise area development agreements in the second half of fiscal 1999. In the first two quarters of fiscal 1999 management's emphasis will be on: (1) improving operations and customer service through new training programs and new hires; (2) developing new coffee and espresso drinks; (3) executing a new marketing plan; (4) developing and optimizing a prototype coffeehouse design; (5) expanding its wholesale activities; and (6) optimizing its product sourcing.

DIEDRICH COFFEE'S BUSINESS

        The Company's retail stores accounted for 90.3% of net sales during the fiscal year ended January 28, 1998. The Company's objective is to become the leading national chain of neighborhood coffeehouses. The Company's strategy to accomplish this goal is to expand in the Company's core market and by entering into franchise area development agreements in other markets as well as by selling the finest quality coffees and related products with a superior level of customer service.

        THE COFFEEHOUSE CONCEPT. The Company's coffeehouses attempt to reflect the character of the community or neighborhood in which they are located through the design and construction of the coffeehouse. The Company tailors the coffeehouse to the surrounding neighborhood. The coffeehouse concept and designs are being reviewed and refined in fiscal 1999 to arrive at a prototype that optimizes its use and can be adapted to a wider variety of neighborhoods. The coffeehouses feature varying amenities to promote this environment, such as tables for conversation and laptop computers, live music or outdoor patios where customers can enjoy their coffee and food.

        Diedrich Coffee's coffeehouse concept, however, is not limited to the physical structure of the coffeehouse. The relaxed and inviting environment is created in part by the employees in each coffeehouse. Employees are encouraged to know their customers and are trained to promote customer service. To further enhance the Company's market penetration, the Company intends to expand the use of alternative concepts such as kiosks and carts.

        COFFEEHOUSE OPERATIONS. The typical Diedrich coffeehouse is staffed with one to two managers, and a staff of ten to fifteen part-time hourly employees from which the operating shifts are filled. The hours for each coffeehouse are established based upon the locations and customer demand, but typically are from 6:00 a.m. to 10:00 p.m. in residential locations and from 6:00 a.m. to 5:00 p.m. Monday through Friday in commercial locations. The coffeehouse managers are overseen by Regional Directors of Operations (RDOs) and by District Managers in Denver, Colorado and Houston, Texas.

        In addition to coffee beverages, all Diedrich coffeehouses serve a select offering of light food items (bagels, croissants and pastries) and dessert items (pastries and cakes) to complement beverage sales. Management is working with selected suppliers to consolidate sources of these items. The Company is also working to improve the merchandising of food items. Diedrich coffeehouses also sell more than twenty different selections of regular and decaffeinated roasted whole bean coffee. The Company's coffeehouses also carry select coffee related merchandise items. In fiscal 1998, the Company's retail sales mix was 71.7% coffee beverages, 19.9% food items, 6.3% whole bean coffee and 2.1% accessories and clothing.

FRANCHISING AND AREA DEVELOPMENT

        In July 1996, the Company signed a franchise development agreement with a company based in Singapore. The agreement called for the development of a total of at least thirty Diedrich coffeehouses in Singapore, Malaysia and Indonesia over the following five years. In late 1997 the Company notified the area developer that it was in default of the development requirements of the area development agreement. Diedrich Coffee subsequently terminated that agreement.

        The Company's new strategic plan stresses the development of Company-owned coffeehouses, kiosks and carts in its core Southern California market, and franchise area development in other markets, including overseas markets. Franchise area development attention and discussions in fiscal 1999 will focus on experienced and well-capitalized franchisees and area developers. The Company plans to enter into several franchise area development agreements between the third quarter of fiscal 1999 and the first quarter of fiscal 2000.

WHOLESALE

        In fiscal 1998 the Company took significant steps to build its wholesale sales organization and grow this business channel. A new director of the Wholesale Division with substantial experience in the coffee business was hired and the sales staff expanded. These efforts were successful in fiscal 1998, when wholesale sales grew to $2.2 million of total sales, an increase of 31.1% from the prior year. Further growth is planned for fiscal 1999, including growth outside of Southern California, in office coffee service and sales to restaurant chains.

PRODUCT SUPPLY

        Coffee beans are an agricultural product grown commercially in over fifty countries in the tropical regions of the world. There are many varieties of coffee and a range of quality grades within each variety. While the broader coffee market generally treats coffee as a fungible commodity, the specialty coffee industry focuses on the highest grades of coffee. Diedrich Coffee purchases only premium grade arabica coffee beans and believes these beans are the best available from each producing region. The premium grade arabica bean is a higher quality variety than the average grade arabica or robusta variety coffee bean, which are typically found in non-specialty or mass-merchandised commercial coffees. These premium coffees are available in relatively small quantities. The

Company seeks to purchase the finest qualities and varieties of coffee by identifying the unique characteristics and flavor of the varieties available from each region of the world. The background and experience of the Company's personnel allow Diedrich Coffee to maintain its commitment to serve and sell only the highest quality coffee.

        During the buying season, the Company may enter into forward commitments for the purchase of more than a dozen different types of coffee plus specially featured coffees that may only be available in small quantities. Rotating its coffee selection enables the Company to provide its customers with a wider variety of coffees as well as certain coffees that are available only on a seasonal basis. The Company contracts for future delivery of green coffee to help ensure adequacy of supply and typically maintains a minimum six week supply of each variety of whole beans then available.

        Diedrich Coffee is committed to serving its customers beverages and whole bean products from freshly roasted coffee beans. The Company's coffee is delivered to its coffeehouses promptly after roasting to enable the Company to guarantee the freshness of each cup of coffee or package of whole coffee beans sold in its coffeehouses. Serving only freshly roasted coffee is imperative because roasted coffee is a highly perishable product, which steadily loses quality after being roasted, at a rate depending on exposure to oxygen in storing, packaging and handling. To maintain freshness, the Company had a multi-regional roasting approach to ensure freshness. In fiscal 1999 the Company plans to acquire sophisticated vacuum pack and nitrogen flush packing equipment that can extend roasted coffee shelf life from two weeks in the current packaging to approximately 90-150 days in the new packaging. In the interim, some roasting was outsourced, under the supervision of the Company's master roasters, to obtain the advantages of advanced packaging. Upon acquisition and implementation of the new packaging equipment in the second quarter, the Company plans to centralize roasting and packaging.

COMPETITION

        The Company competes directly against all other premium coffee roasters, coffeehouses and coffee bars as well as against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers and a growing number of specialty coffee stores. Both the Company's whole bean coffees and its coffee beverages compete to a greater or lesser extent against all other coffees on the market. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience and, to a lesser extent, on price.

        Although competition in the specialty coffee market is currently fragmented, the Company competes with Starbucks Corporation, the market leader, and other competitors who have significantly greater financial, marketing and other resources than the Company. The Company believes that Starbucks has increased the public awareness and experience of premium coffee nationwide, helping to create demand for Diedrich Coffee's coffee drinks, roasted whole beans and coffeehouses. In addition to these competitors, the attractiveness of the gourmet specialty coffeehouse market could draw additional competitors with substantially greater financial, marketing and operating resources than the Company. In the wholesale and office coffee service markets, the Company competes against well established providers, including Starbucks. Wholesale and office coffee service competition tends to revolve around price, product quality and customer service.

        The Company expects that competition for suitable sites for new coffeehouses will continue to be intense. The Company competes against other specialty retailers and restaurants for these sites, and there can be no assurance that management will be able to continue to secure adequate sites at acceptable rent levels.

TRADEMARKS

        The Company owns several trademarks and servicemarks that have been registered with the United States Patent and Trademark Office, including Diedrich Coffee(R), Wiener Melange(R) and Flor de Apanas(R). In addition, the Company has applications pending with the United States Patent and Trademark Office for a number of additional marks. The Diedrich Coffee trademark is material to the Company's business. The Company also has applications pending overseas for trademark protection of the Diedrich Coffee trademark and the related designs. Trademark registrations can generally be renewed for so long as the marks are in use. The Company owns copyrights on its promotional materials, coffeehouse graphics and operational and training materials. The Company does not believe that any of these copyrights, valuable as they are, are material to its business.

EMPLOYEES

        At January 28, 1998, the Company employed a work force of 749 persons, 103 of whom were employed full-time. None of the Company's employees is represented by a labor union, no employees are currently covered by collective bargaining agreements, and the Company considers its relations with its employees to be good. The Company is improving employee benefits, training and other aspects of employment to attract and retain valuable employees and managers.

RISK FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS

        LIMITED OPERATING HISTORY; HISTORY OF OPERATIONS. As of April 20, 1998, the Company operated thirty-six coffeehouses, only eight of which had been open more than three years. The Company had a net loss of $9,113,000 in fiscal 1998; a net loss of $986,000 in fiscal 1997; net income of $186,000 and $324,000 in fiscal 1996 and 1995, respectively, and a net loss of $89,000 in fiscal 1994. The Company went through a restructuring in fiscal 1998 and significant changes in executive, middle and coffeehouse management. The past successes of the new executive team members will not necessarily lead to similar results at the Company. Although the Company believes it is positioned for growth in fiscal 1999 there can be no assurances that the Company will meet that objective.

        PRIOR GROWTH STRATEGY; RAPID EXPANSION AND LOSSES. From the end of the fiscal 1992 through fiscal 1997, the Company expanded the number of its coffeehouses from three to forty-seven (now thirty-six) while incurring accumulated losses. The Company pursued an aggressive growth strategy in fiscal years 1997 and 1998 that was not successful for a number of reasons. Some locations acquired were not suitable for Diedrich Coffee coffeehouses. Company management and infrastructure did not keep pace with the growth, leading to inefficiencies and losses. Commencing in March, 1997, the Company's interim management developed a new strategy based upon focus on core markets, and building other channels of distribution, including but not limited to, new wholesale categories such as chain restaurants and office coffee service. The Company did not succeed in its objective of returning to positive cash flow by the last period of fiscal 1998, due in part to the one-time costs associated with the addition of a new permanent management team and related changes to its strategy. Even if the Company is successful in returning to profitability, there can be no assurances as to how long this will take or of the future profits that can be achieved.

        SITE SELECTION. The most important variable in the success of a new coffeehouse is its location. A poor location will prevent a coffeehouse from achieving the sales and earnings the Company expects from every coffeehouse.
New management intends to make site selection systematic and comparatively objective, but there can be no assurances that this project will be successful or yield consistent results. A new site selection model developed by the Company for its use will also be made available to franchise area developers.

        FRANCHISING. Franchise area development involves a number of risks, including the diversion of management's attention and resources. The Company has no prior experience in franchising, although certain executives and managers have substantial franchisor experience in other companies.

        NEED FOR CONTINUED IMPROVEMENTS IN OPERATIONS AND MANAGEMENT. The Company's new strategy presents numerous operational and competitive challenges to the Company's senior management and employees as a prototype store design is selected, operations are improved, potential sites are evaluated, developed and operated for Company-owned locations and in selecting the right franchise area developers. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses attributable to new management and new programs. There can be no assurances that any growth will be profitable or that it will not adversely affect the Company's results of operations. In addition, the success of the Company's new plan depends in part upon the Company's ability to: (1) continue to improve and expand its management and financial control systems, (2) attract, retain and motivate key employees and (3) raise additional capital. There can be no assurances that the Company will be successful in these regards.

        Successful execution of the Company's new plan depends in part upon its ability to: (1) compete successfully in new markets; (2) obtain (or have its franchise area developers obtain) suitable sites at acceptable costs in highly competitive real estate markets; (3) hire, train and retain qualified personnel; (4) integrate franchised locations into new as well as existing product distribution, improve inventory control, marketing and information systems; (5) expand roasting capacity and upgrade packaging capabilities to enable freshly roasted coffee deliveries wherever needed; and (6) impose and maintain strict quality control from green coffee acquisition to the fresh cup of perfectly brewed coffee in a customer's hand. There can be no assurances that the Company will achieve its planned expansion goals, manage its growth effectively or operate its existing and new coffeehouses profitably. The failure of the Company to manage its growth effectively or operate existing or any new coffeehouses profitably would have a material adverse effect on the Company's financial condition and results of operations.

        NEED FOR ADDITIONAL FINANCING. In order to achieve and maintain the Company's anticipated growth and the expansion of its wholesale business in fiscal 1999, including new coffeehouse construction and franchising, the Company will need to incur debt or issue additional equity securities in public or private financings. There can be no assurances that any such additional financing will be available on terms satisfactory to the Company. (See Note 12, Subsequent Event.)

        FLUCTUATIONS IN AVAILABILITY AND COST OF UNROASTED COFFEE. The Company depends upon both its outside brokers and its direct contacts with exporters and growers in countries of origin for the supply of its green coffee. Coffee supply and price are subject to significant volatility beyond the control or influence of the Company. During fiscal 1998 worldwide coffee commodity prices were at high levels. Although prices have since come down, worldwide demand for high quality coffee remains strong. In fiscal 1998, the Company mitigated the effect of green coffee price increases through moderate price increases in the wholesale and retail sales prices of its roasted coffee beans, as well as for its brewed coffee and espresso drinks and related products. Demand for the Company's coffee was not adversely affected by these price increases. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the origin, supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather and political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization or the Association of Coffee Producing Countries, that have historically attempted to establish commodity price controls of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. No assurance can be given that these organizations (or others) will not succeed in raising green coffee prices or that, in such events, the Company will be able or choose to maintain its gross margins by raising prices without affecting demand. Increases in the price of green coffee, or the unavailability of adequate supplies of green coffee of the quality sought by the Company whether due to the failure of its suppliers to perform, conditions in the coffee-producing countries, or otherwise - could have a material adverse effect on the Company's results of operations.

        To mitigate the risks associated with increases in coffee prices and to provide greater predictability in the prices the Company pays for its coffee, the Company has from time to time, depending upon market volatility, entered into fixed-price purchase commitments for a portion of its green coffee requirements. At January 28, 1998 these commitments totaled $451,500. There can be no assurances that these activities will significantly protect the Company against the risks of increase in coffee prices or that they will not result in the Company having to pay substantially more for its supply of coffee than would have been required absent such activities.

        COMPETITION. The market for prepared specialty coffee beverages is fragmented and highly competitive. Competition is expected to increase substantially. The Company's coffee beverages compete directly against all restaurant and beverage outlets that serve coffee as well as a growing number of espresso stands, carts and stores. The Company's whole bean coffees compete directly against specialty coffee sold at retail through supermarkets and a growing number of specialty coffee stores. The coffee industry is currently dominated by several large companies, such as Kraft Foods, Inc., Proctor & Gamble Co. and Nestle S.A., many of which have begun aggressively marketing gourmet coffee products. While the market for specialty gourmet coffee stores remains fragmented, the Company competes directly with Starbucks Corporation, the largest U.S. specialty coffee retailer and numerous other regional coffee bar and coffeehouse chains. Starbucks Corporation has substantially greater financial, marketing and other resources than the Company and has operations in the markets in which the Company currently operates or intends to expand.

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

        SEASONALITY. The Company's business is subject to seasonal fluctuations as well as general trends and fluctuations that affect retail restaurants and retailers in general. Hot weather tends to depress sales of hot coffee and espresso drinks, especially unseasonably warm weather in any season. The Company intends to develop and promote new iced blended coffee and espresso drinks in warm weather to counterbalance this effect, but there can be no assurances that such products will be successful.

        LACK OF DIVERSIFICATION. The Company's business is centered on one product: premium fresh custom roasted coffee. To date, the Company's operations have been limited to the purchase and roasting of green coffee beans and the sale of whole bean coffee and coffee beverages and espresso drinks, together with other food products, through its coffeehouses and its wholesale and mail order businesses. Any decrease in demand for coffee would have a material adverse effect on the Company's business, operating results and financial condition.

        LEASES; UNCERTAINTY OF RENEWAL TERMS. The Company's thirty-six operating coffeehouses are all on leased premises. Upon the expiration of certain of these leases, there is no automatic renewal or option to renew. No assurances can be given that these leases can be renewed or, if renewed, that rents will not increase substantially, either of which could adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value.

        EFFECTS OF COMPLIANCE WITH GOVERNMENT REGULATIONS. The Company is subject to various federal, state and local laws, rules and regulations affecting its business and operations. Each Diedrich coffeehouse and roasting facility is and will be subject to licensing and reporting requirements by numerous governmental authorities which may include the building, land use, environmental protection, health, safety and fire agencies of the state or municipality in which each is located. Difficulties in obtaining or failure to obtain the necessary licenses or approvals could delay or prevent the development or operation of a given coffeehouse, or limit the products available in a coffeehouse. Any problems that the Company may encounter in renewing such licenses in one jurisdiction, may adversely affect its licensing status on a federal, state or municipal level in other relevant jurisdictions.

        RELIANCE ON KEY EXISTING AND FUTURE PERSONNEL. The Company's success will depend to a large degree upon the efforts and abilities of its officers and key management employees, particularly John E. Martin, (Chairman of the Board), Martin Diedrich (Chief Coffee Officer), and Timothy J. Ryan (President and Chief Executive Officer). The loss of the services of one or more of its key employees could have a material adverse effect on the Company's business prospects and potential earnings capacity. The Company has entered into employment agreements with Messrs. Martin, Diedrich and Ryan, which include, among other things, provisions restricting them from competing with the Company during the terms of their respective agreements. As discussed elsewhere in this report, Mr. Martin invested $1 million in the Company through a private placement in January 1998 and Mr. Ryan invested $50,000. Messrs. Martin and Ryan have significant stock options to purchase Company stock pursuant to stock option agreements (see Item 4 below). The Company maintains and is sole beneficiary of key person life insurance in the amount of $1,000,000 on the life of Mr. Diedrich. The Company will need to continue to recruit and retain additional key senior managers to manage anticipated growth, but there can be no assurance that the Company will be able to recruit or retain additional members of senior management on terms suitable to the Company.

        YEAR 2000. The Year 2000 problem is the result of computer programs using two digits to define the applicable year. Computer programs with date-sensitive software could recognize a year indicator of "00" as the year 1900 instead of the year 2000. This could result in miscalculations or program failures. The potential impact of such miscalculations or program failures cannot be quantified at this time. The Company is addressing the Year 2000 problem as part of a comprehensive enterprise architecture review and upgrade of its data processing hardware and software. Systems and programs purchased, replaced or developed under this program will, in addition to being Year 2000 compliant, provide significantly enhanced performance which will benefit the Company in future years. We do not expect the Year 2000 issue to materially affect the total cost of this project.

ITEM 2. PROPERTIES.

        The Company leases approximately 25,000 square feet of office space for administrative offices, warehousing, roasting and training facilities in Irvine, California. The lease for this facility expires in October 2000, with an option for one additional five-year term. The Company also leases a 2,500 square foot facility in Denver, Colorado for warehousing and roasting. This lease was terminated as of April 1, 1998. In addition, as of January 28, 1998, the Company was a party to various leases for a total of forty-four retail locations including thirty-eight operating coffeehouses, three subleased units, and three carts. The Company closed eleven retail locations in fiscal 1998 of which eight leases were terminated. All of the Company's operating coffeehouses are on leased premises and are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or if renewed, that rents will not increase substantially, both of which would adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial increases or are subject to renewal with a scheduled rent increase, which could result in rents being above fair market value.

ITEM 3. LEGAL PROCEEDINGS.

        In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of April 20, 1998, the Company was not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On January 22, 1998, there was a Special Meeting of Stockholders called to vote upon the following matters:

        1. To approve the Stock Option Plan and Agreement by and between the Company and John E. Martin, dated as of November 17, 1997, granting Mr. Martin options to purchase up to 850,000 shares of common stock, $0.01 par value per share, (the "Common Stock") of the Company; and

        2. To approve the Stock Option Plan and Agreement by and between the Company and Timothy J. Ryan, dated as of November 17, 1997, granting Mr. Ryan options to purchase up to 600,000 shares of the Common Stock of the Company.

        Voting was as follows, as recorded and reported by the Inspector of
Elections:

Approval of the Stock Option Plan and Agreement by and between the Company and John E. Martin.


        FOR               AGAINST OR WITHHELD           ABSTAIN         BROKER NON-VOTES
        ---               -------------------           -------         ----------------
     3,259,592                  220,725                 17,206                  0


Approval of the Stock Option Plan and Agreement by and between the Company and Timothy J. Ryan.


        FOR               AGAINST OR WITHHELD           ABSTAIN         BROKER NON-VOTES
        ---               -------------------           -------         ----------------
     3,255,967                  224,415                 17,141                  0

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is reported on the NASDAQ National Market System under the symbol "DDRX." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ National Market System since September 11, 1996. Prior to September 11, 1996, there was no established public trading market for the Company's Common Stock.


                                                     PRICE RANGE
                                              -----------------------
                PERIOD                          HIGH            LOW
 ---------------------------------------      --------        -------
FISCAL YEAR 1997

    Third Quarter (beginning September 11)      12             9 1/2

    Fourth Quarter                              10 1/2         8

FISCAL YEAR 1998

    First Quarter                               8 3/4          2 5/8

    Second Quarter                              3 1/2          2 5/8

    Third Quarter                               3 15/16        2 7/16

    Fourth Quarter                              9              3 1/8

        At January 28, 1998, there were 5,741,650 shares outstanding and 112 stockholders of record of Diedrich Coffee's Common Stock. The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

        The following five-year selected financial data should be read in conjunction with the Company's financial statements.

                                              YEAR         YEAR
                                             ENDED        ENDED
                                           JANUARY       JANUARY
                                               28,          29,                YEARS ENDED JANUARY 31,
                                           --------       -------        --------------------------------------
                                              1998          1997           1996           1995           1994
                                           --------       --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA

    Net sales:

        Retail                             $ 20,760       $ 18,118       $  8,879       $  6,673       $  3,912

        Wholesale and other                   2,222          1,694          1,365            918            502
                                           --------       --------       --------       --------       --------

           Total                             22,982         19,812         10,244          7,591          4,414
                                           --------       --------       --------       --------       --------

    Cost and expenses:

        Cost of sales and related
         occupancy costs                     11,458          9,263          4,409          3,164          1,796

        Store operating expenses             10,447          8,280          3,520          2,584          1,594

        Other operating expenses                290            240            277            282            146

        Depreciation and amortization         1,785          1,054            354            255            102

        Provision for asset impairment
         and restructuring costs              3,902             --             --             --             --

        General and administrative
         expenses                             4,006          2,003          1,335            851            809
                                           --------       --------       --------       --------       --------

           Total                             31,888         20,840          9,895          7,136          4,447
                                           --------       --------       --------       --------       --------

Operating (loss) income                      (8,906)        (1,028)           349            455            (33)

Interest expense and other, net                (205)            86             34             78             55
                                           --------       --------       --------       --------       --------

(Loss) income before income taxes            (9,111)        (1,114)           315            377            (88)

Income tax provision (benefit)                    1           (128)           129             53              1
                                           --------       --------       --------       --------       --------

Net (loss) income                          $ (9,112)      $   (986)      $    186       $    324       $    (89)
                                           --------       --------       --------       --------       --------

Basic (loss) income per share (1)             (1.69)          (.22)

Diluted (loss) income per share               (1.69)          (.22)

Pro forma net income per share (2)                                            .06

BALANCE SHEET DATA

    Working capital (deficiency)           $   (959)      $  1,949       $    (53)      $   (418)      $   (564)

    Total assets                             13,948         17,471          5,316          2,503          2,163

    Long-term obligations, less
      current portion                         2,817             --            829            471            544

    Total stockholders' equity                6,835         14,898          3,304            973            649

----------

(1) Net income (loss) per share for periods prior to the year ended January 31, 1996 is not presented due to the noncomparable capital structure. Net loss per share for fiscal 1998 and 1997 is presented as Basic EPS under the provisions of SFAS 128.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        From time to time, in both written reports and oral statements, the Company makes "forward-looking statements" within the meaning of Federal and state securities laws. Disclosures that use words such as the Company "believes," "anticipates," "expects," "may" or "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current expectations and are based upon data available at the time of the statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business, including the factors discussed below. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended.

        Effective February 1, 1996, the Company changed its fiscal year end from January 31 to a fiscal year ending on the Wednesday nearest January 31. In connection with the change in fiscal year end, the Company began reporting quarterly results in thirteen-week periods. Prior to the change in fiscal year end, the Company's quarterly periods included twelve weeks, except for the fourth quarter, which had approximately sixteen weeks.

        The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. At the conclusion of fiscal 1998, the Company operated a total of thirty-eight coffeehouses and three coffee carts located in California, Colorado and Texas. Diedrich Coffee sells high quality coffee beverages made with its own freshly roasted coffee. In addition to brewed coffee, the Company offers a broad range of Italian-style beverages such as espresso, cappuccino, cafe latte, cafe mocha and espresso machiato. To complement beverage sales, the Company sells light food items and whole bean coffee through its coffeehouses.

        The Company grew rapidly in fiscal 1997 and experienced difficulties associated with that growth in fiscal 1998. In March 1997, the Company announced the resignation of Steven Lupinacci, President and Chief Executive Officer and that it would take a restructuring charge of $4.6 million for closing 12 coffeehouses. In addition to closing 11 of these 12 coffeehouses, the Company opened new coffeehouses in Houston, Texas as well as Irvine and Santa Monica, California. The Company also entered into an agreement to place coffee carts at premium office facilities of the Irvine Company in Orange County, California; two carts were operating under this agreement at fiscal year-end.

        Lawrence Goelman became Chairman of the Board and Interim Chief Executive Officer on March 12, 1997. Kerry Coin was appointed President and Chief Operating Officer on April 25, 1997. Pursuant to the direction of the Board of Directors, the Company developed and executed a turnaround plan intended to return the Company to operating profitability. Pursuant to this plan, underperforming stores were closed, leases assigned, terminated or sublet and new channels of distribution were developed. Experienced professional managers were recruited. The Wholesale Division was given aggressive growth targets and resources to meet them. New management and training systems were developed and implemented. In the third quarter of fiscal year 1998 the Company raised $3 million of working capital through private placement of secured debt (see Note 5 of Notes to the Financial Statements).

        Mr. John E. Martin was appointed as Chairman of the Board, replacing Larry Goelman, by the Board as of November 17, 1997. From 1983 to 1996, Mr. Martin was Chairman and Chief Executive Officer of Taco Bell Worldwide. From October 1996 to June 1997, Mr. Martin was president of PepsiCo's Casual Dining Division. Mr. Martin is also Chairman of publicly traded Newriders Inc., which owns and operates Easyriders Cafes, and Chairman of Pacific Restaurant Adventures, a privately held company in Newport Beach,

California. Mr. Martin serves on the Boards of Directors of the following public companies: Williams Sonoma, Inc., Franchise Mortgage Acceptance Company and The Good Guys! Inc.

        Mr. Timothy J. Ryan was appointed as President and Chief Executive Officer replacing Larry Goelman, Interim Chief Executive Officer, by the Board effective November 17, 1997. From December 1995 to December 1996, Mr. Ryan was President of Sizzler U.S.A., a division of Sizzler International, Inc., of which he was also Senior Vice President. From November 1998 to December 1993, Mr. Ryan was Senior Vice President of Marketing at Taco Bell Worldwide, and from December 1993 to December 1995, he was Senior Vice President of Taco Bell's Casual Dining Division.

        Despite the efforts of the interim management team led by Messrs. Goelman and Coin, the Company did not meet its stated goal of cash-flow positive operating results by the end of the last accounting period of fiscal 1998. The reasons for the shortfall are several: the increased one-time general and administrative costs associated with the addition of the new executive management team headed by John Martin and Tim Ryan, inadequate and unsuccessful marketing, delays in installation of coffee carts in Orange County and inadequate management of certain labor costs.

        Messrs. Martin and Ryan determined that, while the turnaround plan implemented by the interim management team had stabilized the Company operationally, it was not likely to result in profitable growth in the near future. Accordingly, they initiated a business planning process that resulted in a strategic five-year plan directed toward growth through franchise area development agreements combined with focused Company unit growth and centralization of production facilities. This plan also built on the interim management strategy of developing new wholesale business channels. New management also reviewed the existing asset base and determined that one coffeehouse designated for closure would remain open and two additional coffeehouses and the Denver warehouse would be closed. Charges for these closures as well as provisions for other contingencies resulted in additional operating expenses of approximately $1.7 million in the fourth quarter.

        The Company plans to focus, in the first half of fiscal 1999, on significant improvements in operations and customer service, to design and develop prototype optimized coffeehouses, kiosks and carts, to continue the automation and improvement of management information systems, to acquire and use modern vacuum packaging equipment, to develop a site selection model for its own use and use by franchise area developers, to test relationships with Arrowhead Water (office coffee service and brewing water) and selected suppliers for premium baked goods and develop and implement a comprehensive marketing plan. There can be no assurances of positive year-end earnings or as to when the Company will be cash flow positive.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 28, 1998 COMPARED TO YEAR ENDED JANUARY 29, 1997

        Net sales. Net sales for the year ended January 28, 1998 increased 16.0% to $22,982,000 from $19,812,000 for the year ended January 29, 1997. Net retail sales for the year ended January 28, 1998 increased 14.6% to $20,760,000 from $18,118,000 for the year ended January 29, 1997, despite closing 11 stores in fiscal 1998. Wholesale and mail order sales for the year ended January 28, 1998 increased 31.1% to $2,222,000 from $1,694,000 for the year ended January 29, 1997.

        The percentage increase in comparable coffeehouse sales comparing net sales for stores open during the full year in fiscal 1998 to net sales for the same stores in fiscal 1997 was 0.1%. The number of coffeehouses involved in this calculation ranged from 12 to 33 reflecting the number of stores added during fiscal 1997.

        Cost of sales and related occupancy costs. Cost of sales and related occupancy costs for the year ended January 28, 1998 increased to $11,458,000 from $9,263,000 for the year ended January 29, 1997. As a percentage of net sales, cost of sales and related occupancy costs increased to 49.9% for fiscal 1998 from 46.8% for fiscal 1997. This increase was primarily the result of increased costs related to higher green coffee prices, increased retail discounting, an increased percentage of wholesale sales as a percentage of total company sales as well as scheduled rent increases.

        Store operating expenses. For the year ended January 28, 1998, coffeehouse-operating expenses, as a percentage of retail net sales, increased to 50.3% from 45.7% for the year ended January 29, 1997. The year end one time charge of $1.7 million described above accounted for 8.2% of retail net sales and more than offset decreases achieved during the year primarily as a result of improved labor scheduling methods.

        Other operating expenses. For the year ended January 28, 1998, other operating expenses, as a percentage of wholesale and other net sales, decreased to 13.0% from 14.2% for the year ended January 29, 1997. This decrease reflects the fact that the cost of the additional management and sales staff was more than offset by the growth in sales for the Wholesale Division.

        Depreciation and amortization. Depreciation and amortization increased to $1,785,000 for the year ended January 28, 1998 from $1,054,000 for the year ended January 29, 1997, principally due to depreciable assets related to the addition of new coffeehouses during fiscal 1997 and the conversion costs of the acquired locations being depreciated for the full year.

        Provision for store closings and restructuring costs. On March 12, 1997 the Company announced that it was reviewing the performance of all coffeehouses to determine which units were not meeting management's long-term operational expectations. Subsequently, on April 29, 1997, the Company recorded an impairment provision and a restructuring charge of approximately $4.6 million in connection with the closure of 12 coffeehouses and other related expenses. Eleven of the original 12 coffeehouses identified for closure were closed in fiscal 1998 with leases terminated in most cases. In January the new management reviewed the progress of all retail operations and determined that one coffeehouse originally designed for closure would remain open. At year end, most of the lease terminations provided for in the restructuring had been completed at less cost than originally anticipated. As a result of these two factors, management determined that the remaining restructuring reserve could be reduced by $648,000.

        General and administrative expenses. As a percentage of net sales, general and administrative expenses increased to 17.4% in the year ended January 28, 1998 from 10.1% for the year ended January 29, 1997 due to adding the resources and senior executive personnel required to manage the business more effectively, turn the Company around and position it for future growth.

        Interest expense. Interest expense decreased to $182,000 for the year ended January 28, 1998 from $190,000 for the year ended January 29, 1997.

        Income taxes. Net operating losses generated in fiscal 1998, fiscal 1997, fiscal 1994 and prior were carried back or forward, as the case may be, and utilized to offset the allowable portion of income tax in fiscal 1996. As of January 28, 1998, a net operating loss for Federal income tax purposes of $8,007,000 is available to be utilized against future taxable income for years through fiscal 2013, subject to a possible annual limitation due to the change in ownership rules under the Internal Revenue Code.

        Net loss. The net loss for the year ended January 28, 1998 was $9,113,000 compared to net loss of $986,000 for the year ended January 29, 1997.

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

        Other operating expenses. For the year ended January 29, 1997, other operating expenses, as a percentage of wholesale and other net sales, decreased to 14.2% from 20.3% for the year ended January 31, 1996. These decreases were a result of a decrease in the overall salary expense of the sales force due to the reduction of sales management personnel.

        Depreciation and amortization. Depreciation and amortization increased to $1,054,000 for the year ended January 29, 1997 from $354,000 for the year ended January 31, 1996, primarily as a result of the Company's opening or acquiring an additional thirty-four coffeehouses.

        General and administrative expenses. As a percentage of net sales, general and administrative expenses decreased to 10.1% in the year ended
January 29, 1997 from 13.0% for the year ended January 31, 1996 due to the increase in sales volume without a concomitant increase in management staff. The Company added selected resources and personnel in order to implement the policies and procedures necessary for the effective control of multi-state operations and new points of distribution operating at various volume levels.

        Interest expense. Interest expense increased to $190,000 for the year ended January 29, 1997 from $50,000 for the year ended January 31, 1996. The increase was due primarily to higher average debt outstanding principally as a result of the acquisition of the Acquired Stores. This debt was entirely repaid with proceeds from the initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

        On September 11, 1996, the Company completed its initial public offering of 2,530,000 shares of common stock. The offering consisted of 1,600,000 shares sold on behalf of the Company and 930,000 shares sold on behalf of certain stockholders. The net proceeds of the offering to the Company, after deducting related expenses, were $12,579,000. These net proceeds were used to repay indebtedness outstanding under the Company's short-term revolving credit facility in the amount of approximately $4.1 million, to repay indebtedness outstanding under a subordinated revolving promissory note with one of the Company's stockholders in the amount of approximately $1,615,000 and to repay the outstanding balance on several other items of indebtedness in the amount of approximately $373,000. The Company used the remaining net proceeds to fund the opening of additional coffeehouses, infrastructure enhancements and to provide working capital for general corporate purposes.

        The Company had working capital (deficit), as of January 28, 1998, of $(959,000) compared to $1,949,000 at January 29, 1997. Cash (used in) provided by operating activities totaled $(2,489,000) for the year ended January 28, 1998 as compared to $113,000 for the year ended January 29, 1997.

        Net cash used in investing activities for the year ended January 28, 1998 totaled $1,724,000 which consisted entirely of capital expenditures for property and equipment. Net cash provided by financing activities for the year ended January 28, 1998 totaled $3,550,000. This consists of the net proceeds from the private placement of secured debt after repayment of an unsecured loan of $1.5 million and a secured loan of $500,000 and the sale of restricted stock to Messrs. Martin and Ryan.

        Future cash requirements, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the construction of new coffeehouses, working capital to support the growth of the wholesale business, and the continued development of infrastructure to support the Company's expansion. The Company also anticipates additional expenditures for enhancing its roasting and packaging facilities. Management estimates that capital expenditures through fiscal 1999 will be approximately $2.9 million to $3.5 million. The Company presently is evaluating various financing alternatives. (See Note 12, Subsequent Event.)

        In July 1996, the Company entered into a revolving line of credit with Bank of America that permitted the Company to borrow up to $6 million upon completion of the Company's initial public offering. The Company's credit agreement in connection with this line of credit contained various covenants which, among other things, required the delivery of regular financial information, the maintenance of positive net income and the maintenance of unencumbered liquid assets. In addition, the credit agreement imposed certain restrictions on the Company, including, with respect to the incurrence of additional indebtedness, the payment of dividends and the ability to make acquisitions. On March 31, 1997, the Company was notified that it was in breach of its covenant to maintain the required level of net income pursuant to the credit agreement. In light of this fact, the additional fact that the Company had no outstanding borrowings under this line of credit and the fact that the credit agreement continued to impose numerous restrictions upon the Company, the Company determined that it was in its best interest to terminate this line of credit on April 21, 1997.

        In March 1997, the Company received a commitment for a $1 million line of credit on arms-length terms from a significant stockholder of the Company.

        On May 27, 1997, the Company made a promissory note (the "Note") for the benefit of The Palm Trust of which Paul Heeschen, a director, is a trustee. Mr. Heeschen has no beneficial interest in the Palm Trust. The Note provides for borrowings by the Company up to $1,500,000 with interest accruing at the prime rate plus 3 1/2%. The Company borrowed the full amount under the Note. All outstanding principal and accrued interest was due and payable on January 27, 1998 or promptly after the closing of any new debt or equity financing in an amount exceeding $1,500,000. This indebtedness was fully paid and discharged on October 20, 1997 with the proceeds of borrowing from the Ocean and Grandview Trusts described below.

        On August 19, 1997, the Company entered into a promissory note, term loan agreement, and security agreement with the Virginia R. Cirica Trust (the "Cirica Trust") (collectively the "Cirica Trust Loan Documents"). That trust is controlled by Ms. Cirica, who is the spouse of Lawrence Goelman, then Chairman and Interim Chief Executive Officer of the Company.

        Shortly before the Cirica Trust entered into the Cirica Trust Loan Documents, Mr. Goelman loaned Ms. Cirica approximately $250,000. Some of those funds were transferred by Ms. Cirica to the Cirica Trust and advanced to the Company pursuant to the Cirica Trust Loan Documents. The loan was secured by the assets of the Company and provided for borrowings up to $500,000 with interest accruing at the prime rate plus 3 1/2%. As of October 29, 1997 the Company borrowed the entire $500,000 available. This Note was fully paid and discharged on December 17, 1997.

        In connection with the Cirica Trust Loan Documents, the Company issued a warrant to the Cirica Trust to purchase up to 85,000 shares of the Company's common stock if the loan were repaid in full within 120 days of closing, or up to 170,000 shares of the Company's common stock if the loan was not repaid within 120 days, all at a price of $2.25 a share. The warrants are exercisable immediately and expire on the later of August 19, 2003 or one year following payment in full of the loan. Mr. Goelman disclaims any pecuniary interest in the loan to the Company and any beneficial interest in the Cirica Trust, except to the extent to which Mr. Goelman is a contingent beneficiary under the terms of the Cirica Trust. The warrants were reduced to 85,000 shares of the Company's Common Stock by virtue of the December repayment of the Note in full.

        On September 30, 1997 the Company entered into a promissory note, term loan agreement and security agreement with Nuvrty, Inc., a Colorado corporation controlled by Amre Youness, a former director of the Company (the "Nuvrty Loan Documents"). All outstanding principal and accrued interest is due and payable on September 30, 2002. The loan is secured by the assets of the Company and provides for borrowings up to $1,000,000 with interest accruing and paid monthly at the prime rate plus 3 1/2%. The Company borrowed the full amount under the loan.

        In connection with the Nuvrty Loan Documents, the Company issued a warrant to Nuvrty to purchase up to 170,000 shares of the Company's common stock if the Loan were repaid in full within 120 days of closing and up to 340,000 shares of the Company's common stock if the loan was not repaid within 120 days, all at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of September 30, 2003 or one year following payment in full of the loan.

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

        On March 30, 1998 the Company agreed to a private placement of 200,000 shares of the Company's common stock to Franchise Mortgage Acceptance
Company ("FMAC") at a price of $6.375 (the stock's closing sale price for that day on the Nasdaq National Stock Market). In addition, FMAC also received an option to purchase 100,000 additional shares of the Company's common stock; this option may be exercised in increments of 25,000 shares or more and expires on April 3, 2000. The exercise prices of this option are as follows: 50,000 shares are exercisable at $10.00 per share and $12.50 per share, respectively. This transaction was completed on April 3, 1998.

        The Company believes that cash from operations, existing working capital, the additional equity described above and an anticipated line of credit will be sufficient to satisfy the Company's working capital needs at the anticipated operating levels for the next twelve months. The Company announced on April 14, 1998 that it is in the process of obtaining a line of credit from FMAC adequate to meet its expected capital requirements. This line of credit is expected to be closed in the second quarter following approval of the final documentation by both FMAC and the Company.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The new statement is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 130 will require restatement of prior years' statements to report any applicable comprehensive income. Management has not determined the impact of SFAS 130 on its financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 uses a "management approach" concept as the basis for identifying reportable segments.

        The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. Furthermore, the management approach facilitates consistent descriptions of an enterprise in its annual report and various other published information. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters.

        Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not determined the effect of SFAS No. 131 on its financial statements.

        In February 1998, the FASB released SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The new statement is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 132 will require restatement of disclosures regarding pensions and other postretirement benefits for each year that is reported. Management has determined SFAS 132 will not have a material impact on its financial statements.

        AICPA Statement of Position (SOP), "Reporting on the Costs of Start Up Activities," will require that costs incurred during a start-up activity (including organization costs) be expensed as incurred. Anticipated release of the SOP is in the second quarter of 1998. The SOP will be effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company's policy is consistent with the SOP.

        Year 2000

               The Year 2000 problem is the result of computer programs using two digits to define the applicable year. Computer programs with date-sensitive software could recognize a year indicator of "00" as the year 1900 instead of the year 2000. This could result in miscalculations or program failures. The potential impact of such miscalculations or program failures cannot be quantified at this time. The Company is addressing the Year 2000 problem as part of a comprehensive enterprise architecture review and upgrade of its data processing hardware and software. Systems and programs purchased, replaced or developed under this program will, in addition to being Year 2000 compliant, provide significantly enhanced performance which will benefit the Company in future years. We expect this project to be completed in 12 months. We do not expect the Year 2000 issue to materially affect the total cost of this project. Any costs that are specific to the resolution of the Year 2000 problem will be expensed as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        DERIVATIVE INSTRUMENTS. The Company does not and did not invest in market risk sensitive instruments in fiscal 1998. From time to time, the Company enters into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At January 28, 1998 these commitments totaled $451,500. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. The Company does not use commodity based financial instruments to hedge coffee or any other commodity as the Company believes there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of the Company's products.

        MARKET RISK. The Company's market risk exposure with regard to financial instruments is to changes in the "prime rate" in the United States. The Company borrowed $2,500,000 at the prime rate plus 3 1/2%. At January 28, 1998, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $25,278 on an annualized basis.

        The Company does not and has not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information required by this item is incorporated herein by reference from the portions of the Company's definitive proxy statement pursuant to
Schedule 14A for its annual meeting of stockholders to be held on June 23, 1998 (the "Definitive Proxy Statement") captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended January 28, 1998.

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

    2. Exhibits.

         2.1      Form of Agreement and Plan of Merger(1)

         3.1      Certificate of Incorporation of the Company(1)

         3.2      Bylaws of the Company(1)

         4.1 Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P.
                  (1)

         4.2 Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P. and Diedrich Partners I, L.P.(1)

         4.3      Representative's Warrant Agreement(1)

         4.4      Specimen Stock Certificate(1)

         4.5 Form of Conversions Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(1)

        10.1      Martin R. Diedrich Employment Agreement, dated June 29, 1995
                  (1)

        10.2      Steven A. Lupinacci Employment Agreement, dated June 29, 1995
                  (1)

        10.3 Stock Option Plan and Agreement of Steven A. Lupinacci, dated June 29, 1995(1)

        10.4      Form of Indemnification Agreement(1)

        10.5      Diedrich Coffee 1996 Stock Incentive Plan(1)

        10.6      Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan
                  (1)

        10.7 Business Loan Agreement dated as of July 19, 1996 by and between Bank of America National Trust and Savings Association and Diedrich Coffee(1)

        10.8 Revolving Promissory Note dated May 20, 1996 by Diedrich Coffee in favor of Redwood Enterprises VII, L.P.(1)

        10.9 Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(1)

        10.10     Kerry W. Coin Employment Agreement, dated August 26, 1996(1)

        10.11 Letter Agreement between Diedrich Coffee and Lawrence Goelman, dated April 23, 1997, regarding appointment as Interim President and Chief Executive Officer(2)

        10.12 Separation agreement dated May 13, 1997 between Steven A. Lupinacci and Diedrich Coffee, Inc.(3)

        10.13     Employment Letter to Jonathan B. Eddison dated June 4, 1997
                  (4)

        10.14     Employment Letter John Bayley dated July 21, 1997(4)

        10.15     Employment Letter to Michael Reeves dated May 5, 1997(4)

        10.16     Form of Promissory Note made in favor of the Palm Trust(4)

        10.17     Form of Term Loan Agreement made to the Virginia R. Cirica
                  Trust(4)

        10.18     Form of Security Agreement made to the Virginia R. Cirica
                  Trust(4)

        10.19     Form of Warrant Agreement made to the Virginia R. Cirica Trust
                  (4)

        10.20 Form of Promissory Note made in favor of the Virginia R. Cirica Trust(4)

        10.21 Letter agreement by and between the Company and John E. Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997(5)

        10.22 Stock Option Plan and Agreement by and between the Company and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of the Common Stock of the Company, dated as of November 17, 1997(5)

        10.23 Common Stock Purchase Agreement by and between the Company and John E. Martin under which Mr. Martin agrees to purchase 333,333 shares of the Common Stock of the Company, dated as of November 17, 1997(5)

        10.24 Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997(5)

        10.25 Stock Option Plan and Agreement by and between the Company and Timothy J. Ryan granting Mr. Ryan the option to purchase up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997(5)

        10.26 Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17, 1997(5)

        10.27 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)

        10.28 Form of Term Loan Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)

        10.29 Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)

        10.30 Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)

        10.31 Form of Intercreditor Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)

        10.32 Amendment to Kerry Coin's employment agreement dated September 24, 1997(6)

        10.33     Form of Indemnification Agreement - John Bayley(6)

        10.34     Form of Indemnification Agreement - Jonathan B. Eddison(6)

        10.35     Form of Indemnification Agreement - John E. Martin(6)

        10.36     Form of Indemnification Agreement - Timothy J. Ryan(6)

        10.37 Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998

        10.38 Separation and Release Agreement dated January 28, 1998 with Kerry W. Coin

        10.39 Separation and Release Agreement dated January 30, 1998 with Jonathan B. Eddison

        11.1      Statement re Computation of Per Share Earnings

        27        Financial Data Schedule

----------

        (1) Incorporated by reference to the exhibit of the same number of the Company's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

        (2) Incorporated by reference to the exhibit of the same number to the Company's annual report on Form 10-K for the fiscal year ended January 29, 1997.

        (3) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 1997, filed with the Securities and Exchange Commission on June 13, 1997.

        (4) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q, for the period ended July 30, 1997, filed with the Securities and Exchange Commission on September 12, 1997.

        (5) Incorporated by reference to the exhibit of the same number to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1997.

        (6) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(b)    Reports on Form 8-K.

       On March 13, 1997, the Company filed a Current Report on Form 8-K, reporting Item 5, in connection with the resignation of Steven A. Lupinacci as a director, President, Chief Executive Officer and Chief Financial Officer of the Company and the appointment of Lawrence Goelman as Interim President and Chief Executive Officer.

       On November 25, 1997, the Company filed a Current Report on Form 8-K reporting Item 5, in connection with the appointment of John
       E. Martin as Chairman of the Board, replacing Lawrence Goelman and the appointment of Timothy J. Ryan as President and CEO, replacing Lawrence Goelman as Interim CEO. The report also described the employment, stock option and stock purchase agreements entered into with each of Mr. Martin and Mr. Ryan.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIEDRICH COFFEE, INC.

April 27, 1998                         By:  /s/ TIMOTHY J. RYAN
                                          --------------------------------------
                                          Timothy J. Ryan
                                          President, Chief Executive Officer and
                                          Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
---------                     -----                         ----

/s/ JOHN E. MARTIN            Chairman of the Board         April 27, 1998
-------------------------
John E. Martin

/s/ TIMOTHY J. RYAN           President, Chief
-------------------------     Executive Officer and         April 27, 1998
Timothy J. Ryan               Director (Principal
                              Executive Officer)

/s/ JOHN B. BAYLEY            Vice President, Finance
-------------------------     and Controller (Principal     April 27, 1998
John B. Bayley                Financial and Accounting
                              Officer)

/s/ MARTIN R. DIEDRICH        Chief Coffee Officer,
-------------------------     Vice Chairman of the          April 24, 1998
Martin R. Diedrich            Board of Directors and
                              Secretary

/s/ LAWRENCE GOELMAN          Director
-------------------------                                   April 24, 1998
Lawrence Goelman

/s/ PETER CHURM               Director
-------------------------                                   April 24, 1998
Peter Churm

/s/ PAUL C. HEESCHEN          Director                      April 24, 1998
-------------------------
Paul C. Heeschen

                              DIEDRICH COFFEE, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                PAGE
                                                                ----
Independent Auditors' Report                                     F-2

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

Statements of Cash Flows                                         F-7

Notes to Financial Statements                                    F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Diedrich Coffee, Inc.:


We have audited the accompanying balance sheets of Diedrich Coffee, Inc. as of January 28, 1998 and January 29, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. as of January 28, 1998 and January 29, 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                            KPMG Peat Marwick LLP

Orange County, California
March 28, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Diedrich Coffee, Inc.
Irvine, California


        We have audited the accompanying statements of operations, stockholders' equity and cash flows of Diedrich Coffee, Inc. for the year ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Diedrich Coffee, Inc. for the year ended January 31, 1996 in conformity with generally accepted accounting principles.

                                        BDO SEIDMAN, LLP

Costa Mesa, California
March 11, 1996

                              DIEDRICH COFFEE, INC.
                                 BALANCE SHEETS


ASSETS (Note 5)                                     JANUARY 28, 1998     JANUARY 29, 1997
                                                    ----------------     ----------------
Current Assets:
Cash                                                   $  1,408,161       $  2,071,904
Accounts receivable, less allowance for doubtful
 accounts of $22,134 and $4,000                             181,628            210,363
Inventories (Note 2)                                      1,375,119          1,615,145
Prepaid expenses                                            157,393            185,063
Income taxes receivable                                      42,528            285,072
                                                       ------------       ------------
Total current assets                                      3,164,829          4,367,547

Property and equipment, net (Note 3)                     10,104,843         11,962,752
Costs in excess of net assets acquired, net (Note 4)        389,651            796,178
Other assets                                                289,103            344,942
                                                       ------------       ------------
Total assets                                           $ 13,948,426       $ 17,471,419
                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current installments of obligations under
 capital leases (Note 6)                               $    168,139       $         --
Accounts payable                                          1,204,366          1,800,292
Accrued compensation                                        716,742            417,028
Accrued expenses (Note 7)                                 1,796,869            201,487
Restructuring charge (Note 10)                              237,320                 --
                                                       ------------       ------------
Total current liabilities                                 4,123,436          2,418,807

Obligations under capital leases - long-term (Note 6)       317,292                 --
Long term debt (Note 5)                                   2,500,000                 --
Deferred rent                                               172,231            154,384
                                                       ------------       ------------
Total liabilities                                         7,112,959          2,573,191
                                                       ------------       ------------

Stockholders' Equity:
Common stock, $.01 par value; authorized
 25,000,000 shares; issued and outstanding
 5,741,650 shares at January 28, 1998 and
 5,391,650 at January 29, 1997                               57,417             53,917
Additional paid-in capital                               16,928,546         15,882,046
Accumulated deficit                                     (10,150,496)        (1,037,735)
                                                       ------------       ------------
Total stockholders' equity                                6,835,467         14,898,228
Commitments and contingencies (Note 6)
                                                       ------------       ------------
Total liabilities and stockholders' equity             $ 13,948,426       $ 17,471,419
                                                       ============       ============

                 See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                            STATEMENTS OF OPERATIONS


                                                            YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                           JANUARY 28,        JANUARY 29,        JANUARY 31,
                                                                  1998               1997               1996
                                                          ------------       ------------       ------------
Net Sales:
Retail                                                    $ 20,759,993       $ 18,117,720       $  8,878,904
Wholesale and other                                          2,221,704          1,694,686          1,365,271
                                                          ------------       ------------       ------------
Total                                                       22,981,697         19,812,406         10,244,175
                                                          ------------       ------------       ------------

Cost and Expenses:
Cost of sales and related occupancy costs                   11,457,612          9,263,286          4,409,485
Store operating expenses                                    10,447,349          8,279,621          3,520,140
Other operating expenses                                       289,867            240,227            276,788
Depreciation and amortization                                1,785,271          1,053,770            353,840
Provision for asset impairment and restructuring costs       3,902,332                 --                 --
General and administrative expenses                          4,005,853          2,003,483          1,334,694
                                                          ------------       ------------       ------------
Total                                                       31,888,284         20,840,387          9,894,947
                                                          ------------       ------------       ------------

Operating (loss) income                                     (8,906,587)        (1,027,981)           349,228
Interest expense                                              (182,135)          (189,549)           (50,187)
Interest and other (expense) income                            (23,239)           103,718             15,814
                                                          ------------       ------------       ------------
(Loss) income before income taxes                           (9,111,961)        (1,113,812)           314,855
Income tax provision (benefit)                                     800           (128,107)           129,211
                                                          ------------       ------------       ------------
Net (loss) income                                         $ (9,112,761)      $   (985,705)      $    185,644
                                                          ============       ============       ============
Basic net (loss) income per share                         $      (1.69)      $      (0.22)      $         --
                                                          ============       ============       ============
Diluted net (loss) income per share                       $      (1.69)      $      (0.22)      $         --
                                                          ============       ============       ============

Pro forma information (Note 1):
Net income per share                                                --                 --       $       0.06
                                                          ============       ============       ============

Weighted average shares outstanding                          5,392,609          4,414,000          3,153,000
                                                          ============       ============       ============

                 See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Series A Preferred Stock       Series B Preferred Stock           Common Stock
                                       --------------------------    --------------------------    --------------------------
                                          Shares         Amount        Shares        Amount         Shares         Amount
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 31, 1995                1,000,000    $   800,000             --    $        --      1,127,660    $    11,277

Repurchase of common stock                      --             --             --             --       (229,787)        (2,298)

Issuance of Series B preferred stock            --             --      1,608,568      2,225,813             --             --

Common stock issued                             --             --             --             --        285,209          2,852

Net income for the year                         --             --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance, January 31, 1996                1,000,000        800,000      1,608,568      2,225,813      1,183,082         11,831

Initial public offering net                     --             --             --             --      1,600,000         16,000

Conversion of Series A and
 B preferred stock                      (1,000,000)      (800,000)    (1,608,568)    (2,225,813)     2,608,568         26,086

Net loss for the year                           --             --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 29, 1997                       --             --             --             --      5,391,650         53,917

Common stock issued                             --             --             --             --        350,000          3,500

Net loss for the year                           --             --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance, January 28, 1998                       --    $        --             --    $        --      5,741,650    $    57,417
                                       ===========    ===========    ===========    ===========    ===========    ===========



                                       Additional     Accumulated     Stockholder       Total
                                         Paid In        Deficit       Receivable
                                         Capital
                                       -----------    ------------    -----------    -----------
Balance, January 31, 1995              $   135,723    $     51,024    $   (25,000)   $   973,024

Repurchase of common stock                 (14,004)       (288,698)        25,000       (280,000)

Issuance of Series B preferred stock            --              --             --      2,225,813

Common stock issued                        197,148              --             --        200,000

Net income for the year                         --         185,644             --        185,644
                                       -----------    ------------    -----------    -----------

Balance, January 31, 1996                  318,867         (52,030)            --      3,304,481

Initial public offering net             12,563,452              --             --     12,579,452

Conversion of Series A and
 B preferred stock                       2,999,727              --             --             --

Net loss for the year                           --        (985,705)            --       (985,705)
                                       -----------    ------------    -----------    -----------
Balance, January 29, 1997               15,882,046      (1,037,735)            --     14,898,228

Common stock issued                      1,046,500              --             --      1,050,000

Net loss for the year                           --      (9,112,761)            --     (9,112,761)
                                       -----------    ------------    -----------    -----------

Balance, January 28, 1998              $16,928,546    $(10,150,496)   $       --     $ 6,835,467
                                       ===========    ============    ===========    ===========


                See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.
                            STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                     JANUARY 28, 1998   JANUARY 29, 1997   JANUARY 31, 1996
                                                     ----------------   ----------------       ------------
Cash flows from operating activities:
Net (loss) income                                        $ (9,112,761)      $   (985,705)      $    185,644
Adjustments to reconcile net (loss) income
to cash (used in) provided by operating activities:
Depreciation and amortization                               1,785,271          1,053,770            353,840
Deferred income taxes                                              --             48,192             (8,218)
Restructuring charge                                          987,590                 --                 --
Impairment on long-lived assets                             2,203,217                 --                 --
Changes in assets and liabilities:
Accounts receivable                                            28,735            (75,790)           (68,031)
Inventories                                                   150,804           (969,652)          (345,390)
Prepaid expenses                                               27,670            (78,696)           (35,614)
Income taxes receivable                                       242,544           (272,182)            13,095
Other assets                                                   26,637           (121,881)           (12,768)
Accounts payable                                             (595,926)         1,164,864            218,371
Accrued compensation                                          186,971            232,137             83,505
Accrued expenses                                            1,562,055            136,250              4,572
Income taxes payable                                               --            (51,235)           (37,042)
Deferred rent                                                  17,847             33,240             10,766
                                                         ------------       ------------       ------------
Net cash (used in) provided by
operating activities                                       (2,489,346)           113,312            362,730
                                                         ------------       ------------       ------------
Cash flows from investing activities:
Capital expenditures for property and equipment            (1,724,397)        (7,813,263)        (2,673,634)
Acquisition of coffeehouses                                        --         (1,916,000)                --
                                                         ------------       ------------       ------------
Net cash (used in) investing activities                    (1,724,397)        (9,729,263)        (2,673,634)
                                                         ------------       ------------       ------------
Cash flows from financing activities:
Proceeds from notes payable                                        --             10,000                 --
Payments on notes payable                                          --            (49,398)                --
Proceeds from line of credit                                       --          4,100,000                 --
Payments on line of credit                                         --         (4,100,000)                --
Proceeds from long-term debt                                4,500,000          1,622,520            580,000
Principal payments on long-term debt                       (2,000,000)        (2,569,378)          (179,134)
Proceeds from issuance of common stock, net of
fees paid                                                   1,050,000         12,579,452                 --
Proceeds from sale of preferred stock                              --                 --          2,225,813
Repurchase of common stock                                         --                 --           (280,000)
                                                         ------------       ------------       ------------
Net cash provided by financing activities                   3,550,000         11,593,196          2,346,679
                                                         ------------       ------------       ------------
Net (decrease) increase in cash                              (663,743)         1,977,245             35,775
Cash at beginning of year                                   2,071,904             94,659             58,884
                                                         ------------       ------------       ------------
Cash at end of year                                      $  1,408,161       $  2,071,904       $     94,659
                                                         ============       ============       ============
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                                                 $    154,999       $    164,140       $     50,187
                                                         ============       ============       ============
Income taxes                                             $        800       $    108,773       $     89,458
                                                         ============       ============       ============
Non-cash Transactions
Equipment Purchased under Capital Leases                 $    498,513       $         --       $         --
                                                         ============       ============       ============

                See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
             JANUARY 28, 1998, JANUARY 29, 1997 AND JANUARY 31, 1996

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business

                Diedrich Coffee, Inc. (the "Company") operates a chain of coffeehouses located in Southern California, Colorado and Texas, which sell coffee beverages made with its own freshly roasted coffee. In addition, the Company sells light food items and whole bean coffee through its coffeehouses. The Company also operates a wholesale and mail order business in Southern California, which sells whole bean coffee and related supplies and equipment.

        Change in Fiscal Year

               Effective February 1, 1996, the Company changed its year-end from January 31 to a fiscal year ending on the Wednesday nearest January 31.

        Inventories

               Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

        Property and Equipment

               Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of five to seven years. Property and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of their estimated useful lives or the term of the related leases.

               Major renewals and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

        Store Pre-opening Costs

               Certain direct and incremental costs incurred prior to the opening of a coffeehouse location are expensed as incurred.

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

                              DIEDRICH COFFEE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


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

        Net Income (Loss) per Common Share

               In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Basic earnings per share are presented for the fiscal years ended January 28, 1998 and January 29, 1997; diluted earnings per share are the same as basic as losses were incurred in those years.

        Pro Forma Net Income per Share

               Pro forma net income per share for fiscal 1996 is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, of stock options granted and after giving pro forma effect to the conversion of the Company's outstanding preferred stock to common stock in connection with the initial public offering. Dividends on the preferred stock have been excluded from the computation since the preferred stock has been assumed to have been converted to common stock. Historical net income per share has not been presented as such amount is based on a calculation that is not reflective of the Company's ongoing capital structure.

        Costs in Excess of Net Assets Acquired

               Costs in excess of net assets acquired are amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                              DIEDRICH COFFEE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

               The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on February 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded an impairment provision of $2,203,000 in fiscal 1998.

        Advertising and Promotion Costs

               Advertising costs are expensed as incurred. Promotion costs are charged to income in the period of the promotional event. General and administrative expenses include advertising and promotion costs of approximately $377,000 for the year ended January 28, 1998 and $157,000 for the year ended January 29, 1997. Advertising and promotion costs were insignificant for the year ended January 31, 1996.

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

                              DIEDRICH COFFEE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


2.      INVENTORIES

        Inventories consist of the following:

                                 JANUARY 28, 1998  JANUARY 29, 1997
                                 ----------------  ----------------

Unroasted coffee                       $  535,885        $  357,255
Roasted coffee                             67,965            90,536
Accessory and specialty
items                                     230,502           454,946
Other food, beverage and supplies         540,767           712,408
                                       ----------        ----------
                                       $1,375,119        $1,615,145
                                       ==========        ==========

3.      PROPERTY AND EQUIPMENT

        Property and equipment, net, consist of the following:

                            JANUARY 28, 1998   JANUARY 29, 1997
                            ----------------   ----------------
Leasehold improvements          $  7,017,125       $  7,528,844
Equipment                          4,047,109          4,085,947
Furniture and fixtures             2,022,252          2,121,702
Construction in progress             250,716            144,068
Assets under capital lease           498,513                 --
                                ------------       ------------
                                  13,835,715         13,880,561
Accumulated depreciation
  and amortization                (3,730,872)        (1,917,809)
                                ------------       ------------
                                $ 10,104,843       $ 11,962,752
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

                              DIEDRICH COFFEE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.      DEBT

        Long-term debt consists of the following:

                                                      JANUARY 28, 1998        JANUARY 29, 1997
                                                      ----------------        ----------------
NUVRTY, INC
Note payable bearing interest at prime rate
plus 3 1/2%, interest payable monthly.  Note
is secured by the assets of the Company.
Due September 30, 2002                                  $1,000,000                   $--

GRANDVIEW TRUST
Note payable bearing interest at prime rate
plus 3 1/2%, interest payable monthly.  Note
is secured by the assets of the Company. Due
October 16, 2002                                           750,000                    --

OCEAN TRUST
Note payable bearing interest at prime rate
plus 3 1/2%, interest payable monthly.  Note
is secured by the assets of the Company Due
October 16, 2002                                           750,000                    --
                                                        ----------                   ---
                                                        $2,500,000                   $--
                                                        ==========                   ===

        In March 1997, the Company received a commitment for a $1 million line of credit on arms-length terms from a significant stockholder of the Company.

        On May 27, 1997, the Company made a promissory note (the "Note") for the benefit of The Palm Trust of which Paul Heeschen, a director, is a trustee. Mr. Heeschen has no beneficial interest in the Palm Trust. The Note provided for borrowings by the Company up to $1,500,000 with interest accruing at the prime rate plus 3 1/2%. All outstanding principal and accrued interest was due and payable on January 27, 1998 or promptly after the closing of any new debt or equity financing in an amount exceeding $1,500,000. This indebtedness was fully paid and discharged on October 20, 1997 with the proceeds of borrowing from the Ocean and Grandview Trusts described below.

        On August 19, 1997, the Company entered into a promissory note, term loan agreement, and security agreement with the Virginia R. Cirica Trust (the "Cirica Trust") (collectively the "Cirica Trust Loan Documents"). That trust is controlled by Ms. Cirica, who is the spouse of Lawrence Goelman, then Chairman and Interim Chief Executive Officer of the Company.

        Shortly before the Cirica Trust entered into the Cirica Trust Loan Documents, Mr. Goelman loaned Ms. Cirica approximately $250,000. Some of those funds were transferred by Ms. Cirica to the Cirica Trust and advanced to the Company pursuant to the Cirica Trust Loan Documents. The loan was secured by the assets of the Company and provided for borrowings up to $500,000 with interest accruing at the prime rate plus 3 1/2 %. As of October 29, 1997 the Company borrowed the entire $500,000 available.

        In connection with the Cirica Trust Loan Documents, the Company issued a warrant to the Cirica Trust to purchase up to 85,000 shares of the Company's common stock if the loan was repaid in full within 120 days of closing, or up to 170,000 shares of the Company's common stock if the loan was not repaid within 120 days, all at a price of $2.25 a share. The warrants are exercisable immediately and expire on the later of August 19, 2003 or one year following payment in full of the loan. Mr. Goelman disclaims any pecuniary interest in the loan to the Company and any beneficial interest in the Cirica Trust, except to the extent to which Mr. Goelman is a contingent beneficiary under the terms of the Cirica Trust. The loan was repaid in full and discharged on December 17, 1997.

                              DIEDRICH COFFEE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

        On September 30, 1997 the Company entered into a promissory note, term loan agreement and security agreement with Nuvrty, Inc., a Colorado corporation controlled by Amre Youness, a former director of the Company (the "Nuvrty Loan Documents"). All outstanding principal and accrued interest is due and payable on September 30, 2002. The loan is secured by the assets of the Company and provides for borrowings up to $1,000,000 with interest accruing and paid monthly at the prime rate plus 3 1/2%. The Company borrowed the full amount under the loan.

        In connection with the Nuvrty Loan Documents, the Company issued a warrant to Nuvrty to purchase up to 170,000 shares of the Company's common stock if the Loan was repaid in full within 120 days of closing and up to 340,000 shares of the Company's common stock if the loan was not repaid within 120 days, all at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of September 30, 2003 or one year following payment in full of the loan.

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

        In connection with the Ocean Trust Loan Documents and the Grandview Trust Loan Documents the Company issued warrants to each Trust respectively to purchase up to 127,500 shares each of the Company's common stock if the loans were repaid in full within 120 days of closing, or up to 255,000 shares respectively of the Company's common stock if the loans were not repaid in full within 120 days of closing, all at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of October 16, 2003 or one year following payment in full of the respective loans. The Company used the proceeds from the Ocean Trust and Grandview Trusts Loans to pay off and discharge the outstanding indebtedness to the Palm Trust.

          The warrants associated with all the above debt were accounted for in accordance with the provisions of APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." In accordance with APB 14, none of the proceeds from issuance of the debt was allocated to the warrants based on their relative fair value calculated using both a Cost of Replacement model and a Monte Carlo simulation of possible warrant exercise and no expense was recognized.

        At January 28, 1998 the prime rate was 8.5%.

6.      COMMITMENTS AND CONTINGENCIES

        LEASE COMMITMENTS

        As of January 28, 1998, the Company leases warehouse and office space in Irvine, California, warehouse space in Denver, Colorado, and thirty-eight coffeehouse locations in Southern California, Colorado and Texas expiring through December 2007. The leases for five of the coffeehouse locations are guaranteed by an officer/director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

        The Company purchased point-of-sale equipment and other operating assets under capital leases.

        Future minimum lease payments under non-cancelable operating leases as of January 28, 1998 are as follows:

Year Ending January                          Non-cancellable
                                             Operating Leases      Capital Leases
                                             ----------------      --------------
1999 ......................................     $ 1,946,000            $168,139
2000 ......................................       1,954,000             153,301
2001 ......................................       1,811,000             153,301
2002 ......................................       1,502,000             149,485
2003 ......................................       1,227,000              53,365
Thereafter ................................       3,146,000                  --
                                                -----------            --------
                                                $11,586,000            $676,591
                                                ===========            ========
Less amount representing interest..........                             191,160
                                                                       --------
Present value of minimum lease payments....                             485,431
Less current portion.......................                             168,139
                                                                       --------
Long-term portion..........................                            $317,292
                                                                       ========

        Rent expense under operating leases approximated $2,232,000, $1,772,000, and $667,000 for the years ended January 28, 1998 and January 29, 1997 and January 31, 1996, respectively.

                              DIEDRICH COFFEE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

        PURCHASE COMMITMENTS

        As of January 28, 1998, the Company had entered into fixed price purchase contracts for unroasted coffee aggregating approximately $451,500. Such contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

        CONTINGENCIES

        In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of April 20, 1998, the Company was not party to any material pending legal proceedings.

7.      ACCRUED EXPENSES

        The following table sets forth details of accrued expenses:

          Accrued costs for store/warehouse closures        $  986,000
          Other accrued taxes                                  331,224
          Accrued worker's compensation insurance              147,532
          Other accrued expenses                               332,113
                                                            ----------
          Total accrued expenses                            $1,796,869
                                                            ==========

8.      STOCKHOLDERS' EQUITY

        In June 1995 the Company repurchased 229,787 shares of common stock from a stockholder for $305,000 which consideration was offset by a $25,000 Stockholder receivable related to the original purchase of the shares.

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

        In June 1995, one executive officer was granted options to purchase 131,350 shares of the Company's common stock at $1.45 per share, the estimated fair value of the common stock on the grant date. The options become exercisable upon the occurrence of certain events, including the IPO and a change in control (as defined). If not exercisable earlier, the options become exercisable in June 2003 and expire 10 years from the date of grant. In May, 1997 the Company and the executive agreed to terms under which 52,167 options were forfeited and the expiration date for the remaining 79,183 was changed to March 12, 1999.

        In July 1996, the Company adopted the 1996 Stock Incentive Plan (the "Incentive Plan"), which authorized the granting of a variety of stock-based incentive awards, including incentive and nonstatutory stock options. A total of 775,000 shares have been reserved for issuance under the Incentive Plan. The stockholders approved at the 1997 annual meeting of stockholders, an increase of 300,000 shares reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by a committee of the Board of Directors, who determine the recipients and terms of the awards granted. Under the Incentive Plan, options to purchase common stock may be granted with an exercise price below market value of such stock on the grant date.

        In July 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"), which authorizes the granting of non-qualified stock options to independent directors. A total of 125,000 shares have been reserved for issuance under the Directors Plan. Pursuant to the Directors Plan, each non-employee director receives certain automatic grants of options, which generally vest over two years. All non-employee director options have a term of ten years and an exercise price equal to the fair market value of the Company's common stock on the date of grant.

        In August 1996, one executive officer was granted options to purchase 120,000 shares of the Company's common stock at an exercise price equal to the initial public offering price per share. The options become exercisable as follows:

                              DIEDRICH COFFEE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(a) 100,000 share options vest monthly over three years at the rate of 30% in the first year, 30% in the second year and 40% in the third year, (b) 10,000 share options of which 5,000 options vest immediately upon the commencement of employment and the remaining 5,000 options vest monthly over the first six months of employment and (c) 10,000 share options which fully vest 65 days after the commencement of employment. On September 24, 1997 the Company and the executive agreed to revise the exercise price of these options to $3.00 per share (the closing price of the Company's stock on that date). In January, 1998 the Company and the executive agreed to terms under which the employee retained the 62,500 options vested under the foregoing schedule and to grant the right to an additional 17,500 shares vesting on August 31, 1998. The expiration date of these options was changed to November 1, 1998. The remaining 40,000 options listed on the foregoing schedule were canceled.

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

        In connection with the IPO, the managing underwriter received warrants exercisable for 160,000 shares of the Company's common stock at $11.50 per share. The warrants are exercisable commencing September 1997. The warrants were repriced to $5.25 pursuant to written agreement on December 10, 1997 and expire on December 10, 1998.

        On April 25, 1997 the Company's Board of Directors approved the 1997 Non-Employee Director's Stock Option Plan under which options for 10,000 shares each were granted to two non-employee directors. These options have an exercise price of $2.75, became vested on April 25, 1998 and expire on April 25, 2007.

        On November 18, 1997, Mr. John E. Martin joined the Company's Board of Directors as Chairman, replacing Lawrence Goelman. On November 17,
1997, Mr. Martin entered into a letter agreement with the Company appointing him Chairman of the Board of the Company. The Company and Mr. Martin after entered into an agreement under which Mr. Martin would be granted the option to purchase up to 850,000 shares of the common stock of the Company subject to stockholder approval. Mr. Martin and the Company also agreed to terms under which Mr. Martin would purchase 333,333 shares of the Company's common stock at $3.00 per share, following stockholder approval of the Martin Option Agreement.

        On November 18, 1997, Mr. Timothy J. Ryan joined the Company as President and Chief Executive Officer to replace Lawrence Goelman,
Interim CEO. Subject to stockholder approval, the Company entered into a performance based Stock Option Plan and Agreement under which Mr. Ryan would be granted the option to purchase up to 600,000 shares of the common stock of the Company and Mr. Ryan would purchase 16,667 shares of the Company's stock at $3.00 per share pursuant to a private sale of restricted stock.

        On January 22, 1998 the stockholders of the Company approved the stock option plans and agreements with John Martin and Timothy Ryan. On January 28, 1998 Messrs. Martin and Ryan completed their respective private purchases of Company stock of $1,000,000 and $50,000, respectively.

                              DIEDRICH COFFEE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

        Information regarding the Company's stock option plan is summarized below:

                                       Weighted      1996            Weighted        1997        Weighted
                            1995       Average     Directors         Average       Directors      Average     1996 Stock
                            Stock      Exercise      Stock           Exercise        Stock       Exercise      Incentive
                           Options      Price     Option Plan         Price       Option Plan      Price      Option Plan
                           -------      -----     -----------         -----       -----------      -----      -----------
Shares authorized         131,350                   125,000                          20,000                       775,000
Shares under option

Outstanding at:
January 31, 1995
      Granted             131,350       $  1.45          --                --            --            --              --
      Exercised                --                        --                --            --            --              --
      Forfeited                --                        --                --            --            --              --

Outstanding at:
January 31, 1996          131,250       $  1.45      30,000           $ 10.00            --            --              --
      Granted                  --                        --                                                       140,000
      Exercised                --                        --                                                            --
      Forfeited                --                        --                                                            --

Outstanding at:
January 29, 1997          131,350       $  1.45      30,000           $ 10.00            --                       140,000
      Granted                  --                    10,000              2.75        20,000       $  2.75         405,000
      Exercised                --                        --                              --                            --
      Forfeited            52,167            --      10,000           $ 10.25            --            --         140,000

Outstanding at:
January 28, 1998           79,183       $  1.45      30,000           $  7.50        20,000       $  2.75         405,000

Weighted-average
fair value of
options granted
during the fiscal
year:
   1995                      1.33            --         --                 --            --                            --
   1997                        --            --     $  5.28                --            --            --        $   5.01
   1998                        --            --     $  1.47                --       $  1.47            --        $   2.61

Options exercisable:
  At January 31, 1996          --                        --                --            --            --              --

  At January 29, 1997      79,183                        --                --            --            --          31,667

  At January 28, 1998      79,183                    10,000                --            --            --         237,500

                            Weighted                      Weighted                      Weighted
                            Average         John E.       Average       Timothy J.      Average
                            Exercise        Martin        Exercise     Ryan Option      Exercise
                             Price        Option Plan      Price          Plan           Price
                             -----        -----------      -----          ----           -----
Shares authorized                             850,000                    600,000
Shares under option                              --                           --

Outstanding at:
January 31, 1995
      Granted                   --               --                           --
      Exercised                 --               --                           --
      Forfeited                 --               --                           --

Outstanding at:
January 31, 1996                --               --                           --
      Granted                 9.61               --                           --
      Exercised                                  --                           --
      Forfeited                                  --                           --

Outstanding at:
January 29, 1997
      Granted                 9.61               --                           --
      Exercised               5.65            850,000     $ 5.88         600,000       $   7.15
      Forfeited               9.61

Outstanding at:
January 28, 1998              2.90            850,000     $ 5.88         600,000       $   7.15

Weighted-average
fair value of
options granted
during the fiscal
year:
   1995                                                                                      --
   1997                                            --
   1998                         --            $  2.83                                  $   2.79

Options exercisable:
  At January 31, 1996

  At January 29, 1997

  At January 28, 1998                         550,000                    250,000

                              DIEDRICH COFFEE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

        The following table summarizes information about stock options outstanding on January 28, 1998:

                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                 --------------------------------------------------     ------------------------------------
                                                         WEIGHTED
                 NUMBER OUTSTANDING        WEIGHTED       AVERAGE      NUMBER EXERCISABLE    WEIGHTED AVERAGE
                         AT           AVERAGE REMAINING   EXERCISE              AT               EXERCISE
                  JANUARY 28, 1998       LIFE (YEARS)       PRICE       JANUARY 28, 1998          PRICE
                  ----------------      -------------       ------       ----------------          -----
    $ 1.45             79,183               1.12           $ 1.45            79,183              $ 1.45
$ 2.75 - $ 4.00       935,000               5.54           $ 3.47           737,500              $ 3.58
$ 4.01 - $ 6.00       300,000               9.81           $ 4.88           300,000              $ 4.88
$ 6.01 - $ 9.00       325,000               9.81           $ 8.00                --                --
$ 9.01 - $10.50       345,000               9.74           $ 9.99            10,000              $ 9.88

Pro forma income and pro forma income per share, as if the fair value-based method has been applied in measuring compensation cost for stock-based awards:

                                                                       1998
                                                               -------------
REPORTED
        Net Loss                                                $ (9,112,761)
        Basic loss per share                                          $(1.69)

PRO FORMA
        Net Loss                                                $(13,588,746)
        Basic loss per share                                    $      (2.52)

The pro forma net income (loss) and net income (loss) per share calculated pursuant to the provisions of SFAS No. 123 for the year ended January 29, 1997 would not be significantly different from amounts reported and therefore are not included herein.

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                                       1998
                                                                 --------------
        Risk free interest rate                                        5.5%
        Expected Life                                                 6 years
        Expected volatility                                            128%
        Expected dividend yield                                         0%

9.      INCOME TAXES

        The components of the income tax provision (benefit) are as follows:

                  YEAR ENDED         YEAR ENDED         YEAR ENDED
               JANUARY 28, 1998   JANUARY 29, 1997   JANUARY 31, 1996
               ----------------   ----------------   ----------------
Current:
     Federal ... $      --            $(171,284)        $ 106,297
     State .....       800               (5,015)           31,132
                 ---------            ---------         ---------
                       800             (176,299)          137,429
                 ---------            ---------         ---------
Deferred:
     Federal ...        --               40,542            (6,483)
     State .....        --                7,650            (1,735)
                 ---------            ---------         ---------
                                         48,192            (8,218)
                                      ---------         ---------
                 $     800            $(128,107)        $ 129,211
                 =========            =========         =========

                              DIEDRICH COFFEE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                            JANUARY 28, 1998  JANUARY 29, 1997
                                            ----------------  ----------------
Deferred tax assets:
     Net operating loss carryforwards ........   $ 2,965,213      $   317,604
     Accrued expenses ........................       456,844           90,574
      Restructure and Store closure Reserves .       410,933               --
     AMT credit ..............................         1,069           14,236
                                                 -----------      -----------
Total deferred tax assets ....................     3,834,059          422,414
                                                 -----------      -----------
Deferred tax liabilities:
     Depreciation and amortization ...........      (199,432)        (175,006)
     State income taxes ......................            --          (14,556)
                                                 -----------      -----------
Total deferred tax liabilities ...............      (199,432)        (189,562)
                                                 -----------      -----------
Total deferred tax assets ....................     3,634,627          232,852
Less: Valuation allowance ....................    (3,634,627)        (232,852)
                                                 -----------      -----------
Net deferred tax assets ......................   $        --      $        --
                                                 ===========      ===========

        A reconciliation of the statutory Federal income tax rate with the Company's effective income tax provision (benefit) rate is as follows:

                                                    YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                 JANUARY 28, 1998    JANUARY 29, 1997    JANUARY 31, 1996
                                                 ----------------    ----------------    ----------------
Federal statutory rate ...........................     (34.0)%           (34.0)%            34.0%
State income taxes, net of Federal benefit .......      (3.3)              2.6               6.1
Net operating loss carryforward ..................      --                --                (2.0)
Other ............................................      (0.1)             (1.0)              2.9
Valuation allowance ..............................      37.4              20.9              --
                                                 ----------------    ----------------    ------------
                                                        --               (11.5)%            41.0%
                                                 ================    ================    ============

        As of January 28, 1998, the Company had net operating loss (NOL) carryforwards of approximately $8,007,000 and $4,160,000 for Federal and state purposes, respectively. The Federal NOL is available to offset future federal taxable income through 2013, and the state NOL is available to offset future state taxable income through 2003. The utilization of certain NOL carryforwards could be limited due to restriction imposed under Federal and state laws upon a change in ownership.

        A valuation allowance against deferred tax assets of $3,634,627 was recorded in fiscal 1998 to fully offset NOL carryforwards and other net deferred tax assets at January 28, 1998.

10.     RESTRUCTURING CHARGE

        On March 12, 1997, the Company announced that it was reviewing the performance of all of the Company's coffeehouses to determine which units were not meeting management's long-term operational expectations. As a result of this review, twelve stores were identified to be closed. In connection with the store closures and other related expenses, the Company recorded an impairment provision and restructuring charge totaling approximately $4.6 million in the first quarter of fiscal 1998. Eleven of the twelve stores were closed with eight leases terminated and three locations subleased. In January, the new management reviewed the progress of all retail operations and determined that one coffeehouse originally designated for closure would remain open. At year end, most of the lease terminations provided for in the restructuring had been completed at less cost than originally anticipated. As a result of these two factors, management determined that the remaining restructuring reserve could be reduced by $648,000 to $237,000. The remaining balance is designated for severance payments and costs related to three closed locations currently under sublease.

11.     EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

                                     January 28, 1998   January 29, 1997
                                     ----------------   ----------------
NUMERATOR:
     Net (loss) income                  (9,112,761)         (985,705)

DENOMINATOR:
     Basic weighted average
      common shares outstanding          5,392,609          4,414,000

     Effect of dilutive securities              --                 --

     Diluted weighted average common
      shares outstanding                 5,392,609          4,414,000

Basic (loss) earnings per share              (1.69)             (0.22)
Diluted (loss) earnings per share            (1.69)             (0.22)

        The January 31, 1996 basic and dilutive earnings per share are not shown due to the noncomparative capital structure.

        For the years ended January 28, 1998 and January 29, 1997, employee stock options of 1,984,183 and 301,350 respectively, were not included in the computation of diluted earnings per share as losses were incurred in those years.

12.     SUBSEQUENT EVENT (UNAUDITED)

        On March 30, 1998 the Company agreed to a private placement of 200,000 shares of the Company's common stock to Franchise Mortgage Acceptance
Company ("FMAC") at a price of $6.375 (the stock's closing sale price for that day on the Nasdaq National Market). In addition, FMAC also received an option to purchase 100,000 additional shares of the Company's common stock; this option may be exercised in increments of 25,000 shares or more and expire on April 3, 2000. The exercise prices of this option are as follows: 50,000 shares are exercisable at $10.00 per share and $12.50 per share respectively. This transaction was completed on April 3, 1998. Mr. John E. Martin, Chairman of Diedrich Coffee, Inc., serves on the Board of Directors of FMAC.

13.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The results of operations for fiscal 1998 and 1997 were as follows:

                                        First Quarter       Second Quarter      Third Quarter      Fourth Quarter
                                        -------------       --------------      -------------      --------------
                                                             (in thousands, except per share data)
Fiscal 1998:
     Net sales                              $ 5,868             $ 5,811             $ 5,563             $ 5,740
     Operating (loss)                        (5,390)               (661)               (654)             (2,202)
     Net (loss)                              (5,383)               (698)               (739)             (2,293)
     Basic net (loss) per share               (1.00)               (.13)               (.14)               (.42)

Fiscal 1997:
     Net sales                              $ 4,275               4,667               5,105               5,765
     Operating income (loss)                    216                  75                  82              (1,401)
     Net income (loss)                          107                   6                  46              (1,145)
     Basic net income (loss) per share          .03                  --                 .01                (.21)

                             DIEDRICH COFFEE, INC.
                               INDEX TO EXHIBITS

                                                                            SEQUENTIALLY
   EXHIBIT                                                                    NUMBERED
   NUMBER     DESCRIPTION                                                      PAGES
   ------     -----------                                                      -----
     2.1      Form of Agreement and Plan of Merger (1)

     3.1      Certificate of Incorporation of the Company (1)

     3.2      Bylaws of the Company (1)

     4.1      Purchase Agreement for Series A Preferred Stock dated as of
              December 11, 1992 by and among Diedrich Coffee, Martin R.
              Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P.
              (1)

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

    10.5      Diedrich Coffee 1996 Stock Incentive Plan (1)

    10.6      Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan
              (1)

    10.7 Business Loan Agreement dated as of July 19, 1996 by and between Bank of America National Trust and Savings Association and Diedrich Coffee (1)

    10.8      Revolving Promissory Note dated May 20, 1996 by Diedrich
              Coffee in favor of Redwood Enterprises VII, L.P. (1)

    10.9 Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc.
              and Brothers Gourmet Coffees, Inc. (as sellers) (1)

    10.10     Kerry W. Coin Employment Agreement, dated August 26, 1996 (1)

    10.11 Letter Agreement between Diedrich Coffee and Lawrence Goelman, dated April 23, 1997, regarding appointment as Interim
              President and Chief Executive Officer (2)

    10.12     Separation agreement dated May 13, 1997 between Steven A.
              Lupinacci and Diedrich Coffee, Inc. (3)

    10.13     Employment Letter to Jonathan B. Eddison dated June 4, 1997
              (4)

    10.14     Employment Letter John Bayley dated July 21, 1997 (4)

    10.15     Employment Letter to Michael Reeves dated May 5, 1997 (4)

    10.16     Form of Promissory Note made in favor of the Palm Trust (4)

    10.17     Form of Term Loan Agreement made to the Virginia R. Cirica
              Trust (4)

    10.18     Form of Security Agreement made to the Virginia R. Cirica
              Trust (4)

    10.19     Form of Warrant Agreement made to the Virginia R. Cirica Trust
              (4)

    10.20     Form of Promissory Note made in favor of the Virginia R.
              Cirica Trust (4)

    10.21 Letter agreement by and between the Company and John E. Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997 (5)

    10.22 Stock Option Plan and Agreement by and between the Company and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of the Common Stock of the Company, dated as of November 17, 1997 (5)

    10.23     Common Stock Purchase Agreement by and between the Company and
              John E. Martin under which Mr. Martin agrees to purchase
              333,333 shares of the Common Stock of the Company, dated as of November 17, 1997 (5)

    10.24     Employment Agreement by and between the Company and Timothy J.
              Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997 (5)

    10.25 Stock Option Plan and Agreement by and between the Company and Timothy J. Ryan granting Mr. Ryan the option to purchase up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997 (5)

    10.26     Common Stock Purchase Agreement by and between the Company and
              Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17, 1997 (5)

    10.27 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)

    10.28     Form of Term Loan Agreement made in favor of Nuvrty, Inc., the
              Ocean Trust and the Grandview Trust (6)

    10.29 Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)

    10.30 Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)

    10.31 Form of Intercreditor Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)

    10.32     Amendment to Kerry Coin's employment agreement dated September
              24, 1997 (6)

    10.33     Form of Indemnification Agreement - John Bayley (6)

    10.34     Form of Indemnification Agreement - Jonathan B. Eddison (6)

    10.35     Form of Indemnification Agreement - John E. Martin (6)

    10.36     Form of Indemnification Agreement - Timothy J. Ryan (6)

    10.37     Form of Common Stock and Option Purchase Agreement with
              Franchise Mortgage Acceptance Company dated as of April 3,
              1998

    10.38     Separation and Release Agreement dated January 28, 1998 with
              Kerry W. Coin

    10.39     Separation and Release Agreement dated January 30, 1998 with
              Jonathan B. Eddison

    11.1      Statement re Computation of Per Share Earnings

    27        Financial Data Schedule

----------

        (1) Incorporated by reference to the exhibit of the same number of the Company's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

        (2) Incorporated by reference to the exhibit of the same number to the Company's annual report on Form 10-K for the fiscal year ended January 29, 1997.

        (3) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 1997, filed with the Securities and Exchange Commission on June 13, 1997.

        (4) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q, for the period ended July 30, 1997, filed with the Securities and Exchange Commission on September 12, 1997.

        (5) Incorporated by reference to the exhibit of the same number to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1997.

        (6) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.