Form 10-Q
period 1998-04-29
DIEDRICH COFFEE INC
filed 1998-06-11
CIK 947661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           -------------------------

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 1998

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         COMMISSION FILE NUMBER 0-21203

                              DIEDRICH COFFEE, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          33-0086628
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                         Identification No.)

                              2144 MICHELSON DRIVE
                            IRVINE, CALIFORNIA 92612
           (Address of Principal Executive Offices including Zip Code)

                                 (949) 260-1600
               (Registrant's Telephone Number including Area Code)

                          ----------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]

        As of June 10, 1998, there were 5,941,650 shares of common stock of the registrant outstanding.

================================================================================

                              DIEDRICH COFFEE, INC.

                                      INDEX


                                                                                      PAGE NO.
                                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Balance Sheets.........................................           3

               Condensed Statements of Operations...............................           4

               Condensed Statements of Cash Flows...............................           5

               Notes to Condensed Financial Statements..........................           6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................          11

Item 3         Quantitative and Qualitative Disclosures About Market Risk.......          15

PART II- OTHER INFORMATION

Item 1         Legal Proceedings................................................          15

Item 6         Exhibits and Reports on Form 8-K.................................          15

               Signatures.......................................................          17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                            CONDENSED BALANCE SHEETS

ASSETS                                                   APRIL 29, 1998    JANUARY 28, 1998
                                                         --------------    ----------------
Current Assets:
  Cash                                                    $    1,913,609     $   1,408,161
  Accounts receivable                                            197,658           181,628
  Inventories (Note 2)                                         1,201,472         1,375,119
  Prepaid expenses                                               184,403           157,393
  Income taxes receivable                                         19,363            42,528
                                                          --------------     -------------
    Total current assets                                       3,516,505         3,164,829

Property and equipment, net                                    9,594,202        10,104,843
Costs in excess of net assets acquired, net                      349,545           389,651
Other assets                                                     260,391           289,103
                                                          --------------     -------------
    Total assets                                          $   13,720,643     $  13,948,426
                                                          ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current installments of obligations under capital       $      169,488     $     168,139
  lease
  Accounts payable                                             1,150,696         1,204,366
  Accrued compensation                                           586,202           716,742
  Accrued expenses                                             1,258,824         1,796,869
  Restructuring charge                                           159,394           237,320
                                                          --------------     -------------
    Total current liabilities                                  3,324,604         4,123,436

Obligation under capital lease - long term                       349,457           317,292
Long term debt (Note 3)                                        2,500,000         2,500,000
Deferred rent                                                    181,739           172,231
                                                          --------------     -------------
    Total liabilities                                          6,355,800         7,112,959
                                                          --------------     -------------

Stockholders' Equity: (Note 4)
Common stock                                                      59,417            57,417
Additional paid-in capital                                    18,204,113        16,928,546
Accumulated deficit                                          (10,898,687)      (10,150,496)
                                                          ---------------    --------------
    Total stockholders' equity                                 7,364,843         6,835,457
                                                          --------------     -------------
Commitments and contingencies
    Total liabilities and stockholders' equity            $   13,720,643     $  13,948,426
                                                          ==============     =============

See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                         THIRTEEN WEEKS   THIRTEEN WEEKS
                                                         ENDED APRIL 29,  ENDED APRIL 30,
                                                              1998            1997
                                                        ---------------   ---------------
Net Sales:
  Retail                                                 $  5,285,060    $  5,384,625
  Wholesale and other                                         638,301         483,095
                                                         ------------    ------------
    Total                                                   5,923,361       5,867,720
                                                         ------------    ------------

Cost and Expenses:
  Cost of sales and related occupancy costs                 2,682,665       3,041,815
  Store operating expenses                                  2,283,903       2,380,227
  Other operating expenses                                    148,785          64,325
  Depreciation and amortization                               482,222         447,439
  Provision for store closings and restructuring costs           --         4,550,068
  General and administrative expenses                         974,848         774,325
                                                         ------------    ------------
    Total                                                   6,572,422      11,258,199
                                                         ------------    ------------

Operating loss                                               (649,061)     (5,390,479)

Interest expense                                              (97,273)             --

Interest and other income                                       1,510           7,660
                                                         ------------    ------------

Loss before income taxes                                     (744,825)     (5,382,819)

Income tax provision                                              800              --
                                                         ------------    ------------

Net Loss                                                     (745,625)   $ (5,382,819)
                                                         ============    ============

  Basic net loss per share:                              $      (0.13)   $      (1.00)
                                                         ============    ============
  Diluted net loss per share:
                                                         $      (0.13)   $      (1.00)
                                                         ============    ============

Weighted average shares outstanding                         5,800,991       5,391,650
                                                         ============    ============


See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         THIRTEEN WEEKS     THIRTEEN WEEKS
                                                         ENDED APRIL 29,    ENDED APRIL 30,
                                                              1998               1997
                                                         ---------------    ---------------
Cash flows from operating activities:
  Net loss                                                $  (745,625)      $(5,382,819)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation and amortization                             482,222           447,439
    Provision for asset impairment and
      restructuring costs                                        --           4,287,660
    Changes in assets and liabilities:
      Accounts receivable                                     (16,030)           11,274
      Inventories                                             173,647            94,130
      Prepaid expenses                                        (27,010)          (31,354)
      Income taxes receivable                                  23,165            82,653
      Other assets                                                430            (7,531)
      Accounts payable                                        (53,670)         (715,545)
      Accrued compensation                                   (189,616)         (168,751)
      Accrued expenses                                        (32,385)           78,374
      Deferred rent                                             9,508              --
                                                          -----------       -----------
Net cash used in operating activities                        (375,364)       (1,304,470)
                                                          -----------       -----------

Cash flows from investing activities:
    Capital expenditures for property and equipment          (373,575)         (623,625)
                                                          -----------       -----------
Net cash used in investing activities                     $  (373,575)      $  (623,625)
                                                          ===========       ===========

Cash flows from financing activities:
    Proceeds from issuance of common stock, net fees        1,275,000              --
    paid
    Payment on capital lease obligation                       (20,613)             --
                                                          -----------       -----------
Net cash provided by financing activities                 $ 1,254,387       $      --
                                                          -----------       -----------
Net increase (decrease) in cash                               505,448        (1,928,095)
                                                          -----------       -----------
Cash at beginning of period                                 1,408,161         2,071,904
                                                          -----------       -----------
Cash at end of period                                       1,913,609       $   143,809
                                                          ===========       ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                              $    75,000       $      --
                                                          ===========       ===========
    Income taxes                                                  800       $      --
                                                          ===========       ===========

Non-cash Transactions
Equipment Purchased under Capital Lease                   $    54,127       $      --
                                                          ===========       ===========

See accompanying notes to financial statements

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 29, 1998
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The unaudited condensed financial statements of Diedrich Coffee, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position at April 29, 1998 and the results of operations and cash flows for the thirteen weeks ended April 29, 1998 and April 30, 1997 have been included. Results for the interim periods are not necessarily indicative of the results for an entire year. This information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1998.

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has determined that the impact of SFAS No. 130 on its consolidated financial statements is not material.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 131 on its consolidated financial statements. SFAS No. 131 will be applied in the preparation of the Company's annual financial statements for the year ending January 27, 1999.

        In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as a cumulative effect of a change in accounting principle. The Company has adopted SOP 98-5 which had an impact of $22,000 in the thirteen weeks ended April 29, 1998.

        Net Loss Per Common Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies new

                              DIEDRICH COFFEE, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                                 APRIL 29, 1998
                                   (UNAUDITED)

standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Basic earnings per share are presented for the thirteen weeks ended April 29, 1998 and April 30, 1997; diluted earnings per share are not presented as losses were incurred in those years.

2.      INVENTORIES

        Inventories consist of the following:

                                                          APRIL 29, 1998   JANUARY 28, 1998
                                                          --------------   ----------------
        Green coffee                                     $       406,725     $      535,885
        Roasted coffee                                            91,348             67,965
        Accessory and specialty items                            194,843            230,502
        Other food, beverage and supplies                        508,556            540,767
                                                         ---------------     --------------
                                                         $     1,201,472     $    1,375,119
                                                         ===============     ==============

3.      DEBT

        Long-term debt consists of the following:

                                                          APRIL 29, 1998        JANUARY 28, 1998
                                                          --------------        ----------------
          NUVRTY, INC.
          Note payable bearing interest at prime rate
          plus 3 1/2%, interest payable monthly.  Note
          is secured by the assets of the Company.          $1,000,000             $1,000,000
          Due September 30, 2002

          GRANDVIEW TRUST
          Note payable bearing interest at prime rate
          plus 31/2%, interest payable monthly.  Note          750,000                750,000
          is secured by the assets of the Company.
          Due October 15, 2002

          OCEAN TRUST
          Note payable bearing interest at prime rate
          plus 31/2%, interest payable monthly.  Note          750,000               $750,000
          is secured by the assets of the Company.
          Due October 16, 2002
                                                            ----------             ----------
                                                            $2,500,000             $2,500,000
                                                            ==========             ==========

        In March 1997, the Company received a commitment for a $1 million line of credit on arms-length terms from a significant stockholder of the Company.

                              DIEDRICH COFFEE, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                                 APRIL 29, 1998
                                   (UNAUDITED)

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

                              DIEDRICH COFFEE, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                                 APRIL 29, 1998
                                   (UNAUDITED)

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

        The warrants associated with all the above debt were accounted for in accordance with the provisions of APB 14, "Accounting for Convertible Debt and Debt Issued Stock Purchase Warrants." In accordance with APB 14, none of the proceeds from issuance of the debt was allocated to the warrants based on their relative fair value calculated using both a Cost of Replacement Model and the Monte Carlo simulation of possible warrant exercise and no expense was recognized.

4.      STOCKHOLDERS' EQUITY

        On April 25, 1997, the Company's Board of Directors approved the 1997 Non-Employee Director's Stock Option Plan under which options for 10,000 shares each were granted to two non-employee directors. These options have an exercise price of $2.75, became vested on April 25, 1998 and expire on April 25, 2007.

        On November 18, 1997, Mr. John E. Martin joined the Company's Board of Directors as Chairman, replacing Lawrence Goelman. On November 17, 1997, Mr. Martin entered into a letter agreement with the Company appointing him Chairman of the Board of the Company. The Company and Mr. Martin also entered into an agreement under which Mr. Martin would be granted the option to purchase up to 850,000 shares of the common stock of the Company subject to stockholder approval. Mr. Martin and the Company also agreed to terms under which Mr. Martin would purchase 333,333 shares of the Company's common stock at $3.00 per share, following stockholder approval of the Martin Option Agreement.

        On November 18, 1997, Mr. Timothy J. Ryan joined the Company as Diedrich Coffee's President and Chief Executive Officer to replace Lawrence Goelman, Interim Chief Executive Officer. Subject to stockholder approval, the Company entered into a performance based Stock Option Plan and Agreement under which Mr. Ryan would be granted the option to purchase up to 600,000 shares of the common stock of the Company and Mr. Ryan would purchase 16,667 shares at $3.00 per share in the Company pursuant to a private sale of restricted stock.

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

                              DIEDRICH COFFEE, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                                 APRIL 29, 1998
                                   (UNAUDITED)


The fair value of this option is estimated to be $72,042. The estimated fair value of the option has been charged to equity and will be amortized ratably over the two year life of the option. Amortization for the period ended April 29, 1998 totaled $2,566. This transaction was completed on April 3, 1998.

                         PART I - FINANCIAL INFORMATION

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        From time to time, in both written reports and oral statements, the Company makes "forward-looking statements" within the meaning of Federal and state securities laws. Disclosures that use words such as the Company "believes," "anticipates," "expects," "may" or "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current expectations and are based upon data available at the time of the statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business, including the factors discussed below. These projections or forward looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors and Trends Affecting Diedrich Coffee and Its Business" in the Company's annual report on Form 10-K for the fiscal year ended January 28, 1998 and in reports filed by the Company with the Securities and Exchange Commission.

GENERAL

        The Company commenced operations in 1972 as a private company and completed its initial public offering in September 1996. The Company, a custom roaster of specialty coffee, sells coffee and a broad range of espresso drinks through its own coffeehouses. The Company's objective is to be the leading national chain of neighborhood coffeehouses serving the best coffee possible-technically and by consumer choice. To complement beverage sales, the Company sells light food items and whole bean coffee through its coffeehouses. The Company also sells roasted coffee as well as coffee brewing and espresso equipment through a wholesale sales force. As of April 29, 1998, the Company operated thirty-six coffeehouses and seven coffee carts located in California, Colorado and Texas.

        First Quarter. In the first quarter of the current fiscal year the Company experienced losses of approximately $740,000 principally related to an increase in interest expense and general and administrative expense. The level of general and administrative expense is directly related to management's commitment to grow the Company through retail coffeehouse development, new wholesale channels, and franchise area development. Achieving this goal depends upon, among other things, obtaining and maintaining sufficient working capital, aggressive growth in the wholesale division, execution of new store management systems, successful negotiation of franchise area development agreements and improved store management and customer satisfaction.

        Developments in the First Quarter. Pursuant to the Company's strategic plan, the roasting facility in Denver, Colorado was closed in the first quarter and the roasting was consolidated in Southern California. The Company also closed an under-performing store in San Diego and one in Denver, Colorado. Four coffee cart locations at premium Irvine Office Company locations were opened in the first quarter. Additional coffee cart locations are under consideration and in discussion with the Irvine Office Company and similar commercial property managers, but no assurances can be given as to when or how many more coffee carts may be installed.

        Area Development Objectives. Management's franchise area development goals are to enter into fifteen to seventeen franchise area development agreements covering most major U. S. markets by the end of fiscal year 2000. Although the Company is engaged in preliminary discussions with potential area developers, there can be no assurances given as to when or at what rate area development agreements are entered into. Successful area development depends significantly upon the expertise, staff and capital of the area developer as well as all of the contingencies and uncertainties to which the Company and its business are subject.

        Management plans to continue to develop, over the next five years, Company-owned coffee houses, kiosks and mobile carts in Orange County, California and in two to four other major U. S. markets. Outside of Orange County, Company-owned store development will depend upon franchise area development revenues and continued growth and improvements in Company operations and coffee house-level execution.

        Franchise Area Development Financing. On April 14, 1998 the Company announced a strategic relationship with the Franchise Mortgage Acceptance Company ("FMAC") located in Los Angeles. FMAC stated its willingness to finance, through secured lending, franchise area developers selected by the Company. FMAC is a leading company in multi-unit restaurant franchise financing. The Company believes that this relationship will facilitate the Company's planned program of franchise area development, but no assurances can be given as to actual financing commitments or the effects of any such commitment. The Company does not anticipate entering into any franchise area development agreement before the latter half of the fiscal year. Area development agreements commit the area developer to build and open coffeehouses in the agreed-upon territory according to an agreed-upon schedule covering several years. No assurances can be given as to the rate of new coffeehouse construction, much less related franchise revenues.

        Private Placement. On April 3, 1998 the Company closed a private placement with Franchise Mortgage Acceptance Company ("FMAC"). FMAC purchased 200,000 shares of restricted stock at a price of $6.675 per share and received 50,000 options exercisable at $10 per share and 50,000 options exercisable at $12.50 per share. FMAC is the leading mortgage lender to the multi-unit restaurant industry.

        Secured Debt. On April 14, 1998 the Company announced FMAC's commitment, subject to approval of final documentation by the Boards of Directors of both companies, to make a secured revolving loan of up to $5 million to the Company. When closed in the second quarter, management believes that this facility will provide sufficient working capital, along with other anticipated internal sources, for the balance of the fiscal year.

        Master License Agreement with Home Savings. Home Savings notified the Company in the first quarter that, in light of changes related to Home Savings merger with Washington Mutual, the Master License Agreement dated January 29, 1997 between the Company and Home Savings was terminated. The termination does not affect the existing Santa Monica coffeehouse. Although it is possible that the successor in interest to Home Savings and the Company may enter into future real estate and coffee house transactions, there can be no assurance as to when or whether there will be any future agreements between the parties.

        Green Coffee Prices. Worldwide coffee commodity prices moderated from the record levels reached in the second and third quarters of fiscal 1998. In the first quarter of fiscal year 1999, however, the Company's cost of green coffee exceed prior year levels by approximately 7%. The Company usually pays a premium over the commodity price for the select grade coffee beans that it purchases. As worldwide demand for coffee of all types remains strong, the Company expects the prices that it pays to remain comparatively high into the foreseeable future.

        Green Coffee Availability. The Company believes that it has adequate sources of supply of high quality, green arabica coffee to meet its projected needs for the foreseeable future. While the Company seeks to carefully anticipate its green coffee needs, there can be no assurance that supplies and prices will not be affected by political and social events, the weather in the coffee growing regions of the world, unexpected demand or other market forces. Green coffee is an international agricultural commodity product subject to considerable price fluctuations.

        Seasonality and Quarterly Results. The Company's business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, the Company's net sales have not been realized proportionately in each quarter, with net sales being the highest during the last fiscal quarter which includes the December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside the Company's control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year. Due to all of the foregoing and variables, the Company's future earnings and the market price of the Company's securities are subject to change. There can be no assurance of when the Company will return to profitability nor of future growth rate.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 29; 1998 Compared with the Thirteen Weeks Ended April 30, 1997

        Net sales. Net sales for the thirteen weeks ended April 29, 1998 increased 1.0% to $5,923,000 from $5,868,000 for the thirteen weeks ended April 30, 1997. During this most recent quarter, the Company derived 89.2% of net sales from its retail coffeehouse operations. The Company's wholesale and mail order sales accounted for the remainder of net sales. Net retail sales for the thirteen weeks ended April 29, 1998 decreased 1.9% to $5,285,000 from $5,385,000 in the thirteen weeks ended April 30, 1997. As of April 29, 1998, the Company operated 36 coffeehouses and seven carts; as of April 30, 1997, the Company operated 44 coffeehouses and one cart. The percentage increase in first quarter of fiscal 1999 comparable store sales was 2.2%.

        Wholesale and other sales increased 32.1% to $638,000 in the thirteen weeks ended April 29, 1998 from $483,000 in the thirteen weeks ended April 30, 1997. The increase reflects increasing demand for the Company's wholesale coffee products and increased sales efforts. Although the Company anticipates continued improvement in wholesale sales, this depends upon successful acquisition, installation and operation of new packaging equipment scheduled for the second quarter. There can be no assurances that the anticipated wholesale sales gains will happen.

        Cost of Sales and Related Occupancy Costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the thirteen weeks ended April 29, 1998 decreased to $2,683,000 from $3,042,000 for the thirteen weeks ended April 30, 1997. As a percentage of net sales, cost of sales and related occupancy costs decreased to 45.3% in the first quarter of fiscal 1999 from 51.8% for the first quarter of fiscal 1998. This decreased percentage was the result of average unit volume efficiencies resulting from the closure of low volume locations as well as purchasing efficiencies. These more than offset the impact of higher green coffee prices, increased occupancy costs, and an increase in the percentage of total revenues contributed by wholesale sales.

        Store operating expenses. Store operating expenses decreased to $2,284,000 for the thirteen weeks ended April 29, 1998 from $2,380,000 for the thirteen weeks ended April 30, 1997. As a percentage of retail net sales, store operating expenses decreased to 43.2% in the first quarter of fiscal 1999 from 44.2% in the prior fiscal year's first quarter.

        Other Operating Expenses. Other operating expenses (those associated with wholesale and other sales) increased to $149,000 for the first quarter of fiscal 1999 from $64,000 in the first quarter of fiscal 1998. These expenses, as a percentage of the net sales from the wholesale division, increased to 23.4% from 13.3%. This increase reflects the cost of additional management and sales staff recruited to further develop the sales of the wholesale division. As a percentage of net sales these costs should decrease as wholesale sales increase.

        Depreciation and Amortization. Depreciation and amortization increased to $482,000 for the thirteen weeks ended April 29, 1998 from $447,000 for the thirteen weeks ended April 30, 1997. As a percentage of net sales, depreciation and amortization increased to 8.1% from 7.6% for the same period in the prior year, principally due to higher average store volumes.

        General and Administrative Expenses. General and administrative expenses increased to $975,000 for the first quarter of fiscal 1999 from $774,000 for the first quarter of fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 16.4% from 13.2% due to the adding of selected resources and personnel in order to implement the Company's business plan. The Company believes that it will see a reduction in general and administrative expenses relative to sales over the next several quarters as revenue flows increase - assuming successful execution of the new business plan.

        Provision for Store Closings and Restructuring Costs. The restructuring charge recorded in fiscal 1998 included primarily lease termination and other costs associated with store closures as well as a provision for the impairment of long-lived assets in accordance with SFAS No. 121.

        Interest Expense. Interest expense increased to $97,000 for the thirteen weeks ended April 29, 1998 from $0 for the thirteen weeks ended April 30, 1997 reflecting the addition of the $2.5 million in long-term debt and $500,000 in assets under capital leases.

        Loss Before Taxes. Loss before taxes for the thirteen weeks ended April 29, 1998 was $739,000 compared to loss before taxes of $5,383,000 for the thirteen weeks ended April 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $192,000 as of April 29, 1998 compared to working capital deficit of $(959,000) as of January 28, 1998. The current period working capital includes remaining restructuring liabilities of $159,000. Cash used by operating activities for the thirteen weeks ended April 29, 1998 totaled $(375,364).

        On April 3, 1998, the Company closed a private placement with Franchise Mortgage Acceptance Company of Los Angeles, California ("FMAC") of 200,000 shares of Company restricted common stock at a price of $6.675 a share, or approximately a $1,275,000 equity investment in the Company. In addition to the private purchase, FMAC also acquired options to purchase restricted shares of the Company's common stock, 50,000 shares at $10.00 and 50,000 shares at $12.50. John Martin, Chairman of the Board of the Company, serves as a member of the Board of Directors of FMAC.

        On April 14, 1998 the Company announced FMAC's commitment, subject to approval of final documentation by the Boards of Directors of both companies, to make a secured revolving loan of up to $5 million to the Company. When closed in the second quarter, management believes that this facility will provide sufficient working capital, along with other anticipated internal sources, for the balance of the fiscal year.

        The Company believes that cash from operations and the aforementioned financing activities will be sufficient to satisfy the Company's working capital needs for the remainder of the fiscal year.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

        Derivative Instruments. The Company did not invest in market risk sensitive instruments in fiscal 1998, nor in the first quarter of 1999. From time to time, the Company enters into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At April 29, 1998 these commitments totaled $987,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. The Company does not use commodity based financial instruments to hedge coffee or any other commodity as the Company believes there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of the Company's products.

        Market Risk. The Company's market risk exposure with regard to financial instruments is to changes in the "prime rate" in the United States. The Company borrowed $2,500,000 at the prime rate plus 3 1/2%. At April 29, 1998, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $25,278 on an annualized basis. At April 29, 1998 the prime rate was 8 1/2%.

        The Company does not and has not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

                           PART II- OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

        In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of June 8, 1998, the Company was not a party to any material pending legal proceedings.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        None.

(A)     EXHIBITS

        Set forth below is a list of the exhibits included as part of this Quarterly Report.

        EXHIBIT NO.   DESCRIPTION
        -----------   -----------
        3.1           Certificate of Incorporation of the Company (1)
        3.2           Bylaws of the Company (1)
        10.40         Employment Agreement - Ann Wride
        10.41         Indemnification Agreement - Ann Wride
        27            Financial data schedule

------------------------
        (1) Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 ( No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

(B)     REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 11, 1998                DIEDRICH COFFEE, INC.

                                    /s/ Timothy J. Ryan
                                    -------------------------------------------
                                    Timothy J. Ryan,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Ann Wride
                                    -------------------------------------------
                                    Ann Wride
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


        EXHIBIT NO.      DESCRIPTION
        -----------      -----------
        3.1              Certificate of Incorporation of the Company (1)

        3.2              Bylaws of the Company (1)

        10.40            Employment Agreement - Ann Wride

        10.41            Indemnification Agreement - Ann Wride

        27               Financial data schedule

---------------------
        (1) Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 ( No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.