Form 10-Q
period 1998-07-29
DIEDRICH COFFEE INC
filed 1998-09-10
CIK 947661

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                     -------------------------------------

                                    FORM 10-Q

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 1998

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

                   -----------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        As of September 9, 1998, there were 5,941,650 shares of common stock of the registrant outstanding.

================================================================================

                              DIEDRICH COFFEE, INC.

                                      INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1         Financial Statements

               Condensed Balance Sheets.........................................           3

               Condensed Statements of Operations...............................           4

               Condensed Statements of Cash Flows...............................           5

               Notes to Condensed Financial Statements..........................           6

Item 2         Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................          10

               Liquidity and Capital Resources..................................          13

Item 3         Quantitative and Qualitative Disclosures About Market Risk.......          14

PART II- OTHER INFORMATION

Item 1         Legal Proceedings................................................          15

Item 4         Submission of Matters to a Vote of Security Holders..............          15

Item 5         Other Information................................................          15

Item 6         Exhibits and Reports on Form 8-K.................................          16

               Signatures.......................................................          16

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                            CONDENSED BALANCE SHEETS

                                                          JULY 29, 1998     JANUARY 28, 1998
                                                          --------------    ----------------
ASSETS (Note 3)
Current Assets:
  Cash                                                    $    1,001,625     $   1,408,161
  Accounts receivable                                            332,140           181,628
  Inventories (Note 2)                                         1,263,933         1,375,119
  Prepaid expenses                                               235,634           157,393
  Income taxes receivable                                         19,363            42,528
                                                          --------------     -------------
    Total current assets                                       2,852,695         3,164,829

Property and equipment, net                                    9,581,398        10,104,843
Costs in excess of net assets acquired, net                      342,706           389,651
Other assets                                                     248,995           289,103
                                                          --------------     -------------
    Total assets                                          $   13,025,794     $  13,948,426
                                                          ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current installments of obligations under capital
  lease                                                   $      169,488     $     168,139
  Accounts payable                                               952,707         1,204,366
  Accrued compensation                                           942,306           716,742
  Accrued expenses                                             1,199,276         1,796,869
  Provision for store closings and restructuring costs           138,379           237,320
                                                          --------------     -------------
    Total current liabilities                                  3,402,156         4,123,436

Obligation under capital lease - long term                       328,319           317,292
Long term debt (Note 3)                                        2,500,000         2,500,000
Deferred rent                                                    191,743           172,231
                                                          --------------     -------------
    Total liabilities                                          6,422,218         7,112,959
                                                          --------------     -------------

Stockholders' Equity: (Note 4)
Common stock                                                      59,417            57,417
Additional paid-in capital                                    18,213,094        16,928,546
Accumulated deficit                                          (11,668,935)      (10,150,496)
                                                          ---------------    --------------
    Total stockholders' equity                                 6,603,576         6,835,457
                                                          --------------     -------------
Commitments and contingencies
    Total liabilities and stockholders' equity            $   13,025,794     $  13,948,426
                                                          ==============     =============

See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                  THIRTEEN WEEKS   THIRTEEN WEEKS  TWENTY-SIX WEEKS  TWENTY-SIX WEEKS
                                      ENDED             ENDED           ENDED              ENDED
                                  JULY 29, 1998    JULY 30, 1997    JULY 29, 1998      JULY 30, 1997
                                  --------------   --------------  ----------------  ----------------
Net Sales:
  Retail                           $  5,343,789     $  5,258,780    $  10,628,849      $ 10,643,405
  Wholesale and other                   685,726          551,742        1,324,027         1,034,837
                                   ------------     ------------    -------------      ------------
    Total                             6,029,515        5,810,522       11,952,876        11,678,242
                                   ------------     ------------    -------------      ------------

Cost and Expenses:
  Cost of sales and related
    occupancy costs                   2,712,403        2,860,893        5,395,068         5,902,708
  Store operating expenses            2,273,005        2,126,728        4,556,908         4,506,955
  Other operating expenses              146,516           75,764          295,301           140,089
  Depreciation and amortization         461,352          439,077          943,574           886,516
  Provision for store closings
  and restructuring costs                     -                -                -         4,550,068
  General and administrative          1,113,530          969,554        2,088,378         1,743,879
                                   ------------     ------------    -------------      ------------
  expenses
    Total                             6,706,806        6,472,016       13,279,229        17,730,215
                                   ------------     ------------    -------------      ------------

Operating loss                         (677,291)        (661,494)      (1,326,353)       (6,051,973)


Interest expense                        (99,981)         (21,651)        (197,254)          (21,651)


Interest and other income                18,896          (12,417)          20,406            (4,757)
                                   ------------     ------------    -------------      ------------


Loss before income taxes               (758,376)        (695,562)      (1,503,201)       (6,078,381)


Income tax provision                      2,890            2,890            3,690             2,890
                                   ------------     ------------    -------------      ------------

Net loss                           $   (761,266)    $   (698,452)   $  (1,506,891)     $ (6,081,271)
                                   ============     ============    =============      ============

   Basic net loss per share:       $      (0.13)    $      (0.13)   $       (0.26)     $      (1.13)
                                   ============     ============    =============      ============
   Diluted net loss per share:     $      (0.13)    $      (0.13)   $       (0.26)     $      (1.13)
                                   ============     ============    =============      ============
Weighted average shares
  outstanding                         5,941,650        5,391,650        5,871,320         5,391,650
                                   ============     ============    =============      ============


See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        TWENTY-SIX WEEKS  TWENTY-SIX WEEKS
                                                         ENDED JULY 29,    ENDED JULY 30,
                                                              1998              1997
                                                       -----------------  ---------------
Cash flows from operating activities:
  Net loss                                               $(1,506,891)      $(6,081,271)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation and amortization                            943,574           886,516
    Provision for Asset Impairment and
      restructuring costs                                       --           4,550,068
    Changes in assets and liabilities:
      Accounts receivable                                   (150,512)           32,107
      Inventories                                            111,186           (27,043)
      Prepaid expenses                                       (78,241)         (155,132)
      Income taxes receivable                                 23,165            82,653
      Other assets                                             8,053            (6,428)
      Accounts payable                                      (251,659)         (301,935)
      Accrued compensation                                   112,649           (96,183)
      Accrued expenses                                       (59,079)          114,910
      Deferred rent                                           19,512             5,854
                                                         -----------       -----------
Net cash used in operating activities                       (828,243)         (995,884)
                                                         -----------       -----------

Cash flows from investing activities:
    Capital expenditures for property and equipment         (811,542)       (1,150,095)
    Property disposition                                        --            (604,173)
                                                         -----------       -----------
Net cash used in investing activities                    $  (811,542)      $(1,754,268)
                                                         ===========       ===========

Cash flows from financing activities:
    Proceeds from issuance of common stock,
      net fees paid                                        1,275,000              --
    Proceeds from long-term debt                                --           1,250,000
    Payment on capital lease obligation                      (41,751)             --
                                                         -----------       -----------
Net cash provided by financing activities                $ 1,233,249       $ 1,250,000
                                                         -----------       -----------
Net increase (decrease) in cash                             (406,536)       (1,500,152)
                                                         -----------       -----------
Cash at beginning of period                                1,408,161         2,071,904
                                                         -----------       -----------
Cash at end of period                                      1,001,625       $   571,752
                                                         ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                             $   150,000       $      --
                                                         ===========       ===========
    Income taxes                                         $     3,690       $     2,890
                                                         ===========       ===========

Non-cash transactions
Equipment purchased under capital lease                  $    54,127       $      --
                                                         ===========       ===========

See accompanying notes to financial statements

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 29, 1998
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The unaudited condensed financial statements of Diedrich Coffee, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position at July 29, 1998 and the results of operations and cash flows for both the thirteen and twenty-six weeks ended July 29, 1998 and July 30, 1997 have been included. Results for the interim periods are not necessarily indicative of the results for an entire year. This information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1998.

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

        Net Loss Per Common Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Basic earnings per share are presented for the thirteen and twenty-six weeks ended July 29, 1998 and July 30, 1997; diluted earnings per share are not presented as losses were incurred in those periods.

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 29, 1998
                                   (UNAUDITED)

2.      INVENTORIES

        Inventories consist of the following:

                                                  JULY 29, 1998       JANUARY 28, 1998
                                                  -------------       ----------------
              Green coffee (raw materials)         $  443,138            $  535,885
              Roasted coffee (finished goods          100,581                67,965
              Accessory and specialty items           190,170               230,502
              Other food, beverage and supplies       530,044               540,767
                                                   ----------            ----------
                                                   $1,263,933            $1,375,119
                                                   ==========            ==========

3.      DEBT

        Long-term debt consists of the following:

                                                  JULY 29, 1998       JANUARY 28, 1998
                                                  -------------       ----------------
          NUVRTY, INC.
          Note payable bearing interest at
          prime rate plus 3 1/2%, interest
          payable monthly.  Note is secured
          by the assets of the Company.
          Due September 30, 2002                   $1,000,000            $1,000,000

          GRANDVIEW TRUST
          Note payable bearing interest at
          prime rate plus 3 1/2%, interest
          payable monthly.  Note is secured
          by the assets of the Company.
          Due October 15, 2002                        750,000               750,000

          OCEAN TRUST
          Note payable bearing interest at
          prime rate plus 3 1/2%, interest
          payable monthly.  Note is secured
          by the assets of the Company.
          Due October 16, 2002                     $  750,000            $  750,000
                                                   ----------            ----------
                                                   $2,500,000            $2,500,000
                                                   ==========            ==========

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

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 29, 1998
                                   (UNAUDITED)

        On October 16, 1997 the Company entered into parallel promissory notes, term loan agreements and security agreements with the Ocean and Grandview Trusts on terms identical to those entered into with Nuvrty, Inc. (the "Ocean Trust Loan Documents" and the "Grandview Trust Loan Documents", respectively). The Ocean Trust Loan Documents and the Grandview Trust Loan Documents provide for borrowing up to $750,000 from each Trust. Each loan is secured by the assets of the Company. Interest on advances is accrued and payable monthly at the prime rate plus 3 1/2%. The Company borrowed $750,000 under each facility. All outstanding principal and accrued interest is due and payable to each of the Ocean and Grandview Trusts on October 16, 2002.

        In connection with the Ocean Trust Loan Documents and the Grandview Trust Loan Documents the Company issued warrants to each Trust respectively to purchase up to 127,500 shares each of the Company's common stock if the loans were repaid in full within 120 days of closing, or up to 255,000 shares respectively of the Company's common stock if the loans were not repaid in full within 120 days of closing, all at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of October 16, 2003 or one year following payment in full of the respective loans. The Company used the proceeds from the Ocean Trust and Grandview Trusts Loans to pay off and discharge outstanding indebtedness.

        On April 14, 1998 the Company announced the commitment of Franchise Mortgage Acceptance Company ("FMAC") , subject to approval of final documentation by the Boards of Directors of both companies, to make a secured loan of up to $5 million to the Company. The loan was expected to be closed in the second quarter, however, the transaction was not completed. The Company expects it to be approved by the Board of Directors and FMAC by the third quarter.

        The warrants associated with all the above debt were accounted for in accordance with the provisions of APB 14, "Accounting for Convertible Debt and Debt Issued Stock Purchase Warrants." Due to the relative immateriality of the fair value of the warrants, none of the proceeds from issuance of the debt were allocated to the warrants. The determination of fair value was calculated using both a Cost of Replacement Model and the Monte Carlo simulation of possible warrant exercise.

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

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 29, 1998
                                   (UNAUDITED)

        On January 22, 1998 the stockholders of the Company approved the stock option plans and agreements with John Martin and Timothy Ryan. On January 28, 1998 Messrs. Martin and Ryan completed their respective private purchases of Company stock of $1,000,000 and $50,000, respectively.

        On March 30, 1998 the Company agreed to a private placement of 200,000 shares of the Company's common stock to Franchise Mortgage Acceptance Company ("FMAC") at a price of $6.375 (the stock's closing sale price for that day on the Nasdaq National Stock Market). In addition, FMAC also received an option to purchase 100,000 additional shares of the Company's common stock; this option may be exercised in increments of 25,000 shares or more and expires on April 3, 2000. The exercise prices of this option are as follows: 50,000 shares are exercisable at $10.00 per share and $12.50 per share, respectively. The fair value of this option is estimated to be $72,042. The estimated fair value of the option has been charged to equity and will be amortized ratably over the two year life of the option. Amortization for the period ended July 29, 1998 totaled $11,548. This transaction was completed on April 3, 1998.

        The Company's registration statements on Form S-8 for the 1997 Non-employee Director's Stock Option Plan, the John E. Martin Option Plan and Agreement and the Tim J. Ryan Option Plan and Agreement were filed on August 12, 1998.

        The Company filed a registration statement on Form S-3 which was declared effective on August 24, 1998 registering the following shares: 79,183 shares of common stock are issuable upon exercise of options granted to Steven Lupinacci (former President and Chief Executive Officer of the Company), 160,000 shares of Common Stock are issuable to The Boston Group (underwriters of the Company's initial public offering) and certain of its officers and affiliates upon exercise of warrants to purchase common stock, 25,000 shares of common stock are issuable upon exercise of options granted to Gregg Rondinelli (financial consultant to the Company), 85,000 shares of common stock are issuable to Virginia R. Cirica Trust upon exercise of a warrants, 340,000 shares of common stock issuable to Nuvurty, Inc. upon the exercise of warrants, 255,000 shares of common stock issuable to Ocean Trust upon exercise of warrants, 255,000 shares of common stock issuable to Grandview Trust upon exercise of warrants, 200,000 shares of common stock were issued pursuant to the Common Stock and Option Purchase Agreement with FMAC, and 100,000 shares issuable upon exercise of options to purchase common stock pursuant to the FMAC agreement.

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

GENERAL

        The Company commenced operations in 1972 as a private company and completed its initial public offering in September 1996. The Company, a custom roaster of specialty coffee, sells coffee and a broad range of espresso drinks through its own coffeehouses. The Company's objective is to be the leading national chain of neighborhood coffeehouses serving the best coffee possible. To complement its beverage sales, the Company sells light food items and whole bean coffee through its coffeehouses. The Company also sells roasted coffee as well as coffee brewing and espresso equipment through its wholesale division. As of July 29, 1998, the Company operated thirty-six coffeehouses and seven coffee carts located in California, Colorado and Texas.


        First Two Quarters. In the first twenty-six weeks of the current fiscal year the Company experienced losses of approximately $1,507,000 principally related to an increase in interest expense and general and administrative expense. The level of general and administrative expense is directly related to management's commitment to grow the Company through retail coffeehouse development, new wholesale channels, and franchise area development. Achieving this goal depends upon, among other things, obtaining and maintaining sufficient working capital, aggressive growth in the wholesale division, execution of new store management systems, successful negotiation of franchise area development agreements and improved store management and customer satisfaction. Pursuant to the Company's strategic plan, the roasting facility in Denver, Colorado was closed in the first quarter and the roasting was consolidated in Southern California. The Company also closed an under-performing store in San Diego and one in Denver, Colorado. Four coffee cart locations at premium Irvine Office Company locations were opened in the first quarter. Additional coffee cart locations are under consideration and in discussion with the Irvine Office Company and similar commercial property managers, but no assurances can be given as to when or how many more coffee carts may be installed.

        New Executives. On May 20, 1998 the Company announced that Dolf Berle, former Senior Director of Operations for Tricon Restaurants International had joined Diedrich Coffee as Vice President of Franchise Development. Mr. Berle will lead franchise sales for the Company in order to expand Diedrich Coffee with area developers across the country in accordance with the Company's business plan. He will oversee all areas of training and development for franchisees as area development agreements are completed. Mr. Berle will direct operations and create and implement area developer expansion programs. On July 30, 1998 the Company announced that Catherine Saar, former Vice President of California-based eyeglass retailer, Frame-n-Lens, had joined Diedrich Coffee as Vice President, Marketing and Wholesale Sales. Ms. Saar has over 10 years of retail marketing experience which includes service with Taco Bell International. With the Company's planned franchise expansion into new markets across the country Ms. Saar will manage the introduction of the Diedirch Coffee brand in both the retail and wholesale channels.

         Area Development. Management's franchise area development goals are to enter into fifteen to seventeen franchise area development agreements covering most major U. S. markets by the end of fiscal year 2000. As of July 29, 1998, the Company had filed a Uniform Franchise Offering Circular in 32 states which describes the expected terms of the offered franchises. Although the Company is engaged in preliminary discussions with potential area developers, there can be no assurances given as to when or at what rate area development agreements are entered into. The Company does not anticipate entering into any franchise area development agreements before the latter half of the fiscal year. Area development agreements commit the area developer to build and open coffeehouses in the agreed-upon territory according to an agreed-upon schedule covering several years. No assurances can be given as to the rate of new coffeehouse construction, much less related franchise revenues. Successful area development depends significantly upon the expertise, staff and capital of the area developer as well as all of the contingencies and uncertainties to which the Company and its business are subject.

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

        Green Coffee Prices. Worldwide coffee commodity prices have moderated from the record levels reached in the second and third quarters of fiscal 1998. In the first quarter of fiscal year 1999, however, the Company's cost of green coffee exceeded prior year levels by approximately 7%, while in the second quarter the Company cost of green coffee fell below the prior year levels by approximately 3%. The Company usually pays a premium over the commodity price for the select grade coffee beans that it purchases. As worldwide demand for coffee of all types remains strong, the Company expects the prices that it pays to remain comparatively high into the foreseeable future.

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

        Year 2000 As a component of the Company's comprehensive enterprise information systems architecture review the Year 2000 problem is being addressed on a system by system basis. To date the Company has upgraded its general accounting and fixed assets systems to current releases which are Year 2000 compliant. The general accounting system upgrade was planned prior to the emergence of the Year 2000 problem as a specific project; the cost of this upgrade was approximately $30,000. The fixed asset system upgrade was implemented earlier than originally planned in order to address the Year 2000 problem; the cost of this upgrade was approximately $3,500. The Company is continuing to review its information technology ("IT") hardware and software for Year 2000 compliance issues and has identified selected additional required upgrades that in aggregate are expected to cost less that $20,000; the Company has not completed its review at this time. The Company has not begun its review of non-IT systems but expects to do this before the end of the current fiscal year. The Company believes that the most significant risks associated with Year 2000 compliance exist in its general accounting system (which includes invoicing and accounts receivable for its wholesale business) and within the systems of the five banks with whom it maintains depository accounts as well as the credit card processing services. The Company has not confirmed that these organizations have Year 2000 compliant systems. The Company has no formal contingency plan at this time. The Company has not yet determined the extent to which it will develop a formal contingency plan.

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

RESULTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended July 29; 1998 Compared with the Thirteen and Twenty-Six Weeks Ended July 30, 1997

        Net Sales. Net sales for the thirteen weeks ended July 29, 1998 increased 3.8% to $6,030,000 from $5,811,000 for the thirteen weeks ended July 30, 1997. During this most recent quarter, the Company derived 88.6% of net sales from its retail coffeehouse operations. The Company's wholesale and mail order sales accounted for the remainder of net sales. Net retail sales for the thirteen weeks ended July 29, 1998 increased 1.6% to $5,344,000 from $5,259,000 in the thirteen weeks July 30, 1997. As of July 29, 1998, the Company operated 36 coffeehouses and seven carts; as of July 30, 1997, the Company operated 39 coffeehouses and one cart. The percentage decrease in comparable store sales was (0.1%) during the second quarter of fiscal 1999.

        Wholesale and other sales increased 24.3% to $686,000 in the thirteen weeks ended July 29, 1998 from $552,000 in the thirteen weeks ended July 30, 1997. The increase reflects increasing demand for the Company's wholesale coffee products and increased sales efforts. Although the Company anticipates continued improvement in wholesale sales, this depends upon successful marketing of products produced using the new packaging equipment which the Company acquired and installed in the second quarter. There can be no assurances that the anticipated wholesale sales gains will happen.

         Net sales for the twenty-six weeks ended July 29, 1998 increased 2.4% to $11,953,000 from $11,678,000 for the twenty-six weeks ended July 30, 1997. Net retail sales for the twenty-six weeks ended July 29, 1998 decreased 0.1% to $10,629,000 from $10,643,000 in the twenty-six weeks July 30, 1997. Wholesale and other sales for the twenty-six weeks ended July 29, 1998 increased 27.9% to $1,324,000 from $1,035,000 for the twenty-six weeks ended July 30, 1997. The percentage increase in comparable store sales was 1.1% for the twenty-six weeks ended July 29, 1998.

        Cost of Sales and Related Occupancy Costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the thirteen weeks ended July 29, 1998 decreased to $2,712,000 from $2,861,000 for the thirteen weeks ended July 30, 1997. As a percentage of net sales, cost of sales and related occupancy costs decreased to 45.0% in the second quarter of fiscal 1999 from 49.2% for the second quarter of fiscal 1998. This decreased percentage was the result of average unit volume efficiencies resulting from the closure of low volume locations, lower green coffee prices as well as purchasing efficiencies. These more than offset the impact of increased occupancy costs, and an increase in the percentage of total revenues contributed by wholesale sales.

        Cost of sales and related occupancy costs for the twenty-six weeks ended July 29, 1998 decreased to $5,395,000 from $5,903,000 for the twenty-six weeks ended July 30, 1997. As a percentage of net sales, costs of sales and related occupancy costs decreased to 45.1% for the first two quarters in fiscal 1999 from 50.5% for the first two quarters in fiscal 1998. This decrease stems from lower green coffee prices, the closure of low volume locations, and improved controls.

        Store Operating Expenses. Store operating expenses increased to $2,273,000 for the thirteen weeks ended July 29, 1998 from $2,127,000 for the thirteen weeks ended July 30, 1997. As a percentage of retail net sales, store operating expenses increased to 42.5% in the second quarter of fiscal 1999 from 40.4% in the prior fiscal year's second quarter. For the twenty-six weeks ended July 29, 1998, store operating expenses, as a percentage of retail net sales, increased to 42.9% from 42.3% for the twenty-six weeks ended July 30, 1997. These increases were due to additional management at the coffeehouse level.

        Other Operating Expenses. Other operating expenses (those associated with wholesale and other sales) increased to $147,000 for the second quarter of fiscal 1999 from $76,000 in the second quarter of fiscal 1998. These expenses, as a percentage of the net sales from the wholesale division, increased to 21.4% from 13.7%. As a percentage of net sales these costs should decrease as wholesale sales increase. For the twenty-six weeks ended July 29, 1998, other operating expenses, as a percentage of wholesale net sales, increased to 22.3% from 13.5% for the twenty-six weeks ended July 30, 1998. These increases reflect the cost of additional management and sales staff recruited to further develop the sales of the wholesale division.

        Depreciation and Amortization. Depreciation and amortization increased to $461,000 for the thirteen weeks ended July 29, 1998 from $439,000 for the thirteen weeks ended July 30, 1997. As a percentage of net sales, depreciation and amortization increased to 7.7% in comparison to 7.6% in the prior year. Depreciation and amortization increased to $944,000 for the twenty-six weeks ended July 29, 1998 from $887,000 for the twenty-six weeks ended July 30, 1997.

        General and Administrative Expenses. General and administrative expenses increased to $1,114,000 for the second quarter of fiscal 1999 from $970,000 for the second quarter of fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 18.5% from 16.7% due to the addition of selected resources and personnel in order to implement the Company's business plan. The Company believes that it will see a reduction in general and administrative expenses relative to sales over the next several quarters as revenue flows increase - assuming successful execution of the new business plan. Similarly, as a percentage of net sales, general and administrative expenses increased to 17.5% for the twenty-six weeks ended July 29, 1998 from 14.9% for the twenty-six weeks ended July 30, 1997.

        Provision for Store Closings and Restructuring Costs. The restructuring charge recorded in fiscal 1998 included primarily lease termination and other costs associated with store closures as well as a provision for the impairment of long-lived assets in accordance with SFAS No. 121.

        Interest Expense. Interest expense increased to $100,000 for the thirteen weeks ended July 29, 1998 from $22,000 for the thirteen weeks ended July 30, 1997 reflecting the addition of the $2.5 million in long-term debt and $500,000 in assets under capital leases.

        Loss Before Taxes. Loss before taxes for the thirteen weeks ended July 29, 1998 was $758,000 compared to loss before taxes of $696,000 for the thirteen weeks ended July 30, 1997. This increased loss was primarily due to increases in general and administrative costs. Loss before taxes for the twenty-six weeks ended July 29, 1998 was $1,503,000 compared to a loss before taxes of $6,078,000 for the twenty-six weeks ended July 30, 1997. This change was principally the result of the restructuring charge taken in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital deficit of $(549,000) as of July 29, 1998 compared to working capital deficit of $(959,000) as of January 28, 1998. The current period working capital includes remaining restructuring liabilities of $138,000. Cash used by operating activities for the twenty-six weeks ended July 29, 1998 totaled $(828,000).

        On April 3, 1998, the Company closed a private placement with Franchise Mortgage Acceptance Company of Los Angeles, California ("FMAC") of 200,000 shares of Company restricted common stock at a price of $6.375 per share, or approximately a $1,275,000 equity investment in the Company. In addition to the private purchase, FMAC also acquired options to purchase restricted shares of the Company's common stock, 50,000 shares at $10.00 and 50,000 shares at $12.50. John Martin, Chairman of the Board of the Company, serves as a member of the Board of Directors of FMAC.

        On April 14, 1998 the Company announced FMAC's commitment, subject to approval of final documentation by the Boards of Directors of both companies, to make a secured loan of up to $5 million to the Company. When closed in the third quarter, the proceeds from this transaction will be used to repay the Company's existing $2.5 million in long-term debt, as well as provide additional working capital.

        The Company believes that cash from operations and the aforementioned financing activities will be sufficient to satisfy the Company's working capital needs for the remainder of the fiscal year.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

        Derivative Instruments. The Company did not invest in market risk sensitive instruments in fiscal 1998, nor in the first two quarters of 1999. From time to time, the Company enters into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At July 29, 1998 these commitments totaled $1,491,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. The Company does not use commodity based financial instruments to hedge coffee or any other commodity as the Company believes there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of the Company's products.

        Market Risk. The Company's market risk exposure with regard to financial instruments is to changes in the "prime rate" in the United States. The Company borrowed $2,500,000 at the prime rate plus 3 1/2%. At July 29, 1998, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $25,278 on an annualized basis. At July 29, 1998 the prime rate was 8 1/2%.

        The Company does not and has not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

                           PART II- OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

        In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of September 9, 1998, the Company was not a party to any material pending legal proceedings.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on June 23, 1998 at the Disneyland Hotel in Anaheim, California. John Martin, Tim Ryan, Lawrence Goelman, Martin Diedrich, Paul Heeschen, and Peter Churm were elected to the Board of Directors to serve until the next Annual Meeting. In addition to the election of directors, the stockholders voted upon the following proposition:

        Voting was as follows, as recorded and reported by the inspector of elections:

For the Board of Directors

       NAME                FOR              ABSTAIN OR WITHHELD           BROKER NON-VOTES
       ----                ---              -------------------           ----------------
Peter Churm             5,144,202                  9,690                        ---
Martin R. Diedrich      5,144,202                  9,690                        ---
Lawrence Goelman        5,144,202                  9,690                        ---
Paul C. Heeschen        5,143,702                 10,190                        ---
John E. Martin          5,144,202                  9,690                        ---
Timothy J. Ryan         5,144,202                  9,690                        ---

Ratification of the Selection of KPMG Peat Marwick LLP as independent accountants for the company for the fiscal year ending January 27, 1999.


         FOR                AGAINST OR WITHHELD          ABSTAIN         BROKER NON-VOTES
      ---------             -------------------          -------         ----------------
      5,110,602                    18,440                 24,850               ---

                            ITEM 5. OTHER INFORMATION

        Minimum Advance Notice of Stockholder Proposals. Stockholders of the Company are advised that the Company must be notified at least 45 days prior to the month and day of mailing the prior year's proxy statement of any proposal or solicitation that any stockholder intends to present at the next annual meeting of stockholders and which the stockholder has not sought to have included in the Company's Proxy Statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act. If a proponent fails to notify the Company before the required deadline, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the Company's Proxy Statement.

                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)     EXHIBITS

        Set forth below is a list of the exhibits included as part of this Quarterly Report.

      EXHIBIT NO.   DESCRIPTION
      -----------   -----------
         3.1        Certificate of Incorporation of the Company (1)
         3.2        Bylaws of the Company (1)
        10.42       Employment Agreement - Dolf Berle
        10.43       Indemnification Agreement - Dolf Berle
        10.44       Employment Agreement - Catherine Saar
        10.45       Indemnification Agreement - Catherine Saar
        27          Financial data schedule

-------------------
        (1) Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 ( No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

(B)     REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: September 9, 1998                   DIEDRICH COFFEE, INC.


                                           /s/ Timothy J. Ryan
                                           -------------------------------------
                                           Timothy J. Ryan,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                           /s/ Ann Wride
                                           -------------------------------------
                                           Ann Wride
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)