Form 10-Q
period 1998-10-28
DIEDRICH COFFEE INC
filed 1998-12-11
CIK 947661

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               -------------

                                 FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 28, 1998

                                    OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ____________

                      COMMISSION FILE NUMBER 0-21203

                           DIEDRICH COFFEE, INC.
          (Exact name of registrant as specified in its charter)

           DELAWARE                                    33-0086628
  (State or Other Jurisdiction             (IRS Employer Identification No.)
of Incorporation or Organization)

                           2144 MICHELSON DRIVE
                         IRVINE, CALIFORNIA 92612
        (Address of Principal Executive Offices including Zip Code)

                              (949) 260-1600
            (Registrant's Telephone Number including Area Code)

                               -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     As of December 1, 1998, there were 5,988,764 shares of common stock of the registrant outstanding.

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                           DIEDRICH COFFEE, INC.

                                   INDEX

PART I - FINANCIAL INFORMATION                                  PAGE NO.

Item 1.   Financial Statements

          Condensed Balance Sheets............................     3

          Condensed Statements of Operations..................     4

          Condensed Statements of Cash Flows..................     5

          Notes to Condensed Financial Statements.............     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................    10

          Liquidity and Capital Resources.....................    13

Item 3    Quantitative and Qualitative Disclosures About
          Market Risk.........................................    14

PART II - OTHER INFORMATION

Item 1    Legal Proceedings...................................    15

Item 5    Other Information...................................    15

Item 6    Exhibits and Reports on Form 8-K....................    15

          Signatures..........................................    16

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                            CONDENSED BALANCE SHEETS

                                                                     OCTOBER 28, 1998        JANUARY 28, 1998
                                                                     -----------------       -----------------
ASSETS (Note 3)

Current Assets:
   Cash                                                              $         863,730       $       1,408,161
   Accounts receivable                                                         289,131                 181,628
   Inventories (Note 2)                                                      1,334,488               1,375,119
   Prepaid expenses                                                            292,459                 157,393
   Income taxes receivable                                                      17,686                  42,528
                                                                     -----------------       -----------------
     Total current assets                                                    2,797,494               3,164,829

Property and equipment, net                                                  9,388,599              10,104,843
Costs in excess of net assets acquired, net                                    335,897                 389,651
Other assets                                                                   270,107                 289,103
                                                                     -----------------       -----------------
     Total assets                                                    $      12,792,097       $      13,948,426
                                                                     -----------------       -----------------
                                                                     -----------------       -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current installments of obligations under capital lease           $         169,488       $         168,139
   Accounts payable                                                          1,395,798               1,204,366
   Accrued compensation                                                        848,774                 716,742
   Accrued expenses                                                          1,220,318               1,796,869
   Provision for store closings and restructuring costs                        124,217                 237,320
                                                                     -----------------       -----------------
     Total current liabilities                                               3,758,595               4,123,436

Obligation under capital lease - long term                                     306,183                 317,292
Long term debt (Note 3)                                                      2,500,000               2,500,000
Deferred rent                                                                  200,338                 172,231
                                                                     -----------------       -----------------
     Total liabilities                                                       6,765,116               7,112,959
                                                                     -----------------       -----------------

Stockholders' Equity: (Note 4)

Common stock                                                                    59,478                  57,417
Additional paid-in capital                                                  18,254,247              16,928,546
Accumulated deficit                                                        (12,286,744)            (10,150,496)
                                                                     ------------------      ------------------
     Total stockholders' equity                                              6,026,981               6,835,457
                                                                     -----------------       -----------------
Commitments and contingencies

     Total liabilities and stockholders' equity                      $      12,792,097       $      13,948,426
                                                                     -----------------       -----------------
                                                                     -----------------       -----------------

See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                           THIRTEEN WEEKS      THIRTEEN WEEKS     THIRTY-NINE WEEKS    THIRTY-NINE WEEKS
                                          ENDED OCTOBER 28,   ENDED OCTOBER 29,    ENDED OCTOBER 28,    ENDED OCTOBER 29,
                                               1998                1997                 1998                 1997
                                          ----------------     ---------------    ----------------       ---------------
Net Sales:
   Retail                                 $      5,268,622     $     4,989,024    $     15,897,471       $    15,632,429
   Wholesale and other                             674,630             573,848           1,998,657             1,608,685
   Franchise area development fees                 100,000                   -             100,000                     -
                                          ----------------     ---------------    ----------------       ---------------
     Total                                       6,043,252           5,562,872          17,996,128            17,241,114
                                          ----------------     ---------------    ----------------       ---------------

Cost and Expenses:

   Cost of sales and related
     occupancy costs                             2,718,436           2,716,323           8,113,504             8,619,031
   Store operating expenses                      2,187,605           2,029,491           6,744,513             6,536,446
   Other operating expenses                        165,595              92,896             460,896               232,985
   Depreciation and amortization                   490,531             426,778           1,434,105             1,313,294
   Provision for store closings and
     restructuring costs                                 -                   -                     -           4,550,068
   General and administrative expenses           1,002,556             951,683           3,090,934             2,695,562
                                          ----------------     ---------------    ----------------       ---------------
     Total                                       6,564,723           6,217,171          19,843,952            23,947,386
                                          ----------------     ---------------    ----------------       ---------------


Operating loss                                    (521,471)           (654,299)         (1,847,824)           (6,706,272)


Interest expense                                   (94,640)            (79,954)           (291,894)             (101,605)


Interest and other income                            7,280              (4,501)             27,686                (9,258)
                                          ----------------     ----------------   ----------------       ----------------


Loss before income taxes                          (608,831)           (738,754)         (2,112,032)           (6,817,135)


Income tax provision                                     -                   -               3,690                 2,890
                                          ----------------     ---------------    ----------------       ---------------


Net loss                                          (608,831)    $      (738,754)         (2,115,722)      $    (6,820,025)
                                          ----------------     ---------------    ----------------       ---------------
                                          ----------------     ---------------    ----------------       ---------------


   Basic net loss per share:              $          (0.10)    $         (0.14)   $          (0.36)      $         (1.27)
                                          ----------------     ---------------    ----------------       ---------------
                                          ----------------     ---------------    ----------------       ---------------

   Diluted net loss per share:

                                          $          (0.10)    $         (0.14)   $          (0.36)      $         (1.27)
                                          ----------------     ---------------    ----------------       ---------------
                                          ----------------     ---------------    ----------------       ---------------



Weighted average shares outstanding              5,944,146           5,391,650           5,895,596             5,391,650
                                          ----------------     ---------------    ----------------       ---------------
                                          ----------------     ---------------    ----------------       ---------------

See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     THIRTY-NINE WEEKS       THIRTY-NINE WEEKS
                                                                     ENDED OCTOBER 28,       ENDED OCTOBER 29,
                                                                            1998                   1997
                                                                     -----------------       -----------------
Cash flows from operating activities:
   Net loss                                                          $     (2,115,722)        $     (6,820,025)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                          1,434,105                1,313,294
     Provision for asset impairment and restructuring costs                        -                 3,903,280
     Changes in assets and liabilities:
       Accounts receivable                                                   (107,503)                 (55,522)
       Inventories                                                             40,631                   45,466
       Prepaid expenses                                                      (135,066)                (335,895
       Income taxes receivable                                                 24,842                  241,744
       Other assets                                                           (16,947)                   5,124
       Accounts payable                                                       191,432                 (387,820)
       Accrued compensation                                                    19,117                 (115,363)
       Accrued expenses                                                       (47,660)                 214,498
       Deferred rent                                                           28,107                    5,854
                                                                     ----------------         ----------------
Net cash used in operating activities                                        (684,664)              (1,985,365)
                                                                     -----------------        ----------------

Cash flows from investing activities:
     Capital expenditures for property and equipment                       (1,103,116)              (1,536,263)
     Property disposition                                                           -                        -
                                                                     ----------------         ----------------
Net cash used in investing activities                                $     (1,103,116)        $     (1,754,268)
                                                                     ----------------         ----------------
                                                                     ----------------         ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net fees paid                  1,307,236                        -
     Proceeds from long-term debt                                                  -                 3,000,000
     Payment on capital lease obligation                                      (63,887)                       -
                                                                     -----------------        ----------------

Net cash provided by financing activities                            $      1,243,349         $      3,000,000
                                                                     ----------------         ----------------
Net increase (decrease) in cash                                              (544,431)                (521,628)
                                                                     -----------------        -----------------
Cash at beginning of period                                                 1,408,161                2,071,904
                                                                     ----------------         ----------------
Cash at end of period                                                         863,730         $      1,550,276
                                                                     ----------------         ----------------
                                                                     ----------------         ----------------


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                        $        205,950         $         64,729
                                                                     ----------------         ----------------
                                                                     ----------------         ----------------
     Income taxes                                                    $          3,690         $          2,890
                                                                     ----------------         ----------------
                                                                     ----------------         ----------------

Non-cash transactions

Equipment purchased under capital lease                              $         54,127         $        146,819
                                                                     ----------------         ----------------
                                                                     ----------------         ----------------


See accompanying notes to financial statements

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 OCTOBER 28, 1998
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The unaudited condensed financial statements of Diedrich Coffee, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position at October 28, 1998 and the results of operations and cash flows for both the thirteen and thirty-nine weeks ended October 28, 1998 and October 29, 1997 have been included. Results for the interim periods are not necessarily indicative of the results for an entire year. This information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1998.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will require the Company to recognize derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. The Company expects that this new standard will not have a significant effect on its results of operations. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

         NET LOSS PER COMMON SHARE

         The computation of basic earnings per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" is based on the weighted average number of common shares outstanding during the periods presented. All periods presented have been calculated in accordance with SFAS No. 128.

2.       INVENTORIES

         Inventories consist of the following:

                                                            OCTOBER 28, 1998             JANUARY 28, 1998
                                                            ----------------             ----------------

                Green coffee (raw materials)                   $  449,568                   $  535,885
                Roasted coffee (finished goods)                   134,909                       67,965
                Accessory and specialty items                     215,153                      230,502
                Other food, beverage and supplies                 534,858                      540,767
                                                               ----------                   ----------
                                                               $1,334,488                   $1,375,119
                                                               ----------                   ----------
                                                               ----------                   ----------

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   OCTOBER 28, 1998
                                   (UNAUDITED)

3.         DEBT

           Long-term debt consists of the following:

                                                         OCTOBER 28, 1998     JANUARY 28, 1998
                                                         ----------------     ----------------


           NUVRTY, INC.
           Note payable bearing interest at prime
           rate plus 3 1/2%, interest payable monthly.
           Note is secured by the assets of the
           Company.  Due September 30, 2002                    $1,000,000           $1,000,000

           GRANDVIEW TRUST
           Note payable bearing interest at prime
           rate plus 3 1/2%, interest payable monthly.
           Note is secured by the assets of the
           Company.  Due October 15, 2002                         750,000              750,000

           OCEAN TRUST
           Note payable bearing interest at prime
           rate plus 3 1/2%, interest payable monthly.
           Note is secured by the assets of the
           Company.  Due October 16, 2002                         750,000             $750,000
                                                               ----------           ----------
                                                               $2,500,000           $2,500,000
                                                               ----------           ----------
                                                               ----------           ----------



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

         In connection with the Ocean Trust Loan Documents and the Grandview Trust Loan Documents the Company issued warrants to each Trust respectively to purchase up to 127,500 shares each of the Company's common stock if the loans were repaid in full within 120 days of closing, or up to 255,000 shares respectively of the Company's common stock if the loans were not repaid in full within 120 days of closing, all at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of October 16, 2003 or one year following payment in full of the respective loans. The Company used the proceeds from the Ocean Trust and Grandview Trust loans to pay off and discharge outstanding indebtedness.

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 28, 1998
                                   (UNAUDITED)

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

         On April 14, 1998 the Company announced the commitment of Franchise Mortgage Acceptance Company ("FMAC") to make a secured loan of up to $5 million to the Company. After extensive discussions, the Company determined that the structure required by FMAC was not in the Company's best interest. In anticipation of this possible outcome, the Company engaged an investment banker in November 1998 to seek alternative sources of capital. The Company is currently operating at a net cash deficit and, in addition to working with the investment bankers, is pursuing alternative sources of capital. Management believes that one or more of these sources will be in place by the end of the current fiscal year.

4.       STOCKHOLDERS' EQUITY

         On April 25, 1997, the Company's Board of Directors approved the 1997 Non-Employee Directors Stock Option Plan under which options for 10,000 shares each were granted to two non-employee directors. These options have an exercise price of $2.75, became vested on April 25, 1998 and expire on April 25, 2007.

         On November 18, 1997, Mr. John E. Martin joined the Company's Board of Directors as Chairman, replacing Lawrence Goelman. On November 17, 1997, Mr. Martin entered into a letter agreement with the Company appointing him Chairman of the Board of the Company. The Company and Mr. Martin also entered into an agreement under which Mr. Martin would be granted the option to purchase up to 850,000 shares of the common stock of the Company subject to stockholder approval ("Martin Option Agreement"). Mr. Martin and the Company also agreed to terms under which Mr. Martin would purchase 333,333 shares of the Company's common stock at $3.00 per share, following stockholder approval of the Martin Option Agreement.

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

         The Company's registration statements on Form S-8 for the 1997 Non-employee Directors Stock Option Plan, the John E. Martin Option Plan and Agreement and the Tim J. Ryan Option Plan and Agreement were filed on August 12, 1998.

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 28, 1998
                                   (UNAUDITED)

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

         On September 22, 1998, 6,140 shares of common stock were issued pursuant to the exercise of certain Boston Group warrants. On October 28, 1998 ,
18.382 shares of common stock were issued pursuant to the exercise of certain options granted under the Company's 1996 Stock Incentive Plan.

         Subsequently to the end of the quarter an additional 15,120 shares of common stock were issued pursuant to the exercise of certain Boston Group warrants and 7,472 shares of common stock were issued pursuant to the exercise of options granted under the Company's 1996 Stock Incentive Plan.

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

GENERAL

         The Company commenced operations in 1972 as a private company and completed its initial public offering in September 1996. The Company, a custom roaster of specialty coffee, sells coffee and a broad range of espresso drinks through its own coffeehouses. The Company's objective is to be the leading national chain of neighborhood coffeehouses serving the best coffee possible. To complement its beverage sales, the Company sells light food items and whole bean coffee through its coffeehouses. The Company also sells roasted coffee as well as coffee brewing and espresso equipment through its wholesale division. As of October 28, 1998, the Company operated thirty-six coffeehouses and seven coffee carts located in California, Colorado and Texas.

         FIRST THREE QUARTERS. In the first thirty-nine weeks of the current fiscal year the Company experienced losses of approximately $2.1 million principally related to an increase in interest expense and general and administrative expense. The level of general and administrative expense is directly related to management's commitment to grow the Company through retail coffeehouse development, new wholesale channels, and franchise area development. Achieving this goal depends upon, among other things, obtaining and maintaining sufficient working capital, aggressive growth in the wholesale division, execution of new store management systems, successful negotiation of franchise area development agreements and improved store management and customer satisfaction. Pursuant to the Company's strategic plan, the roasting facility in Denver, Colorado was closed in the first quarter and the roasting was consolidated in Southern California. The Company also closed an under-performing store in San Diego and one in Denver, Colorado. Four coffee cart locations at premium Irvine Office Company locations were opened in the first quarter. Additional coffee cart locations are under consideration and in discussion with the Irvine Office Company and similar commercial property managers, but no assurances can be given as to when or how many more coffee carts may be installed.

         AREA DEVELOPMENT. Management's franchise area development goals are to enter into fifteen to seventeen franchise area development agreements covering most major U. S. markets by the end of fiscal year 2000. As of July 29, 1998, the Company had filed a Uniform Franchise Offering Circular in 32 states which describes the expected terms of the offered franchises. On September 16, 1998 the Company announced its first franchise area development agreement which calls for the development of 44 coffeehouses and an undisclosed number of carts and kiosks in the state of North Carolina over a five year period. In connection with the signing this agreement the Company recorded area development fee income of $100,000. On November 16, 1998 the Company announced its second franchise area development agreement which provides for the development of 50 coffeehouses and an undisclosed number of carts and kiosks in San Diego, Palm Springs and Temecula, California over the next five years.

         Although the Company is engaged in discussions with potential additional area developers, there can be no assurances given as to when or at what rate area development agreements are entered into. Area development agreements commit the area developer to build and open coffeehouses in the agreed-upon territory according to an agreed-upon schedule covering several years. No assurances can be given as to the rate of new coffeehouse construction, much less related franchise revenues. Successful area development depends significantly upon the expertise, staff and capital of the area developer as well as all of the contingencies and uncertainties to which the Company and its business are subject.

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

         On April 14, 1998 the Company announced the commitment of Franchise Mortgage Acceptance Company ("FMAC") to make a secured loan of up to $5 million to the Company. After extensive discussions, the Company determined that the structure required by FMAC was not in the Company's best interest. In anticipation of this possible outcome, the Company engaged an investment banker in November 1998 to seek alternative sources of capital. The Company is currently operating at a net cash deficit and, in addition to working with the investment bankers, is pursuing alternative sources of capital. Management believes that one or more of these sources will be in place by the end of the current fiscal year.

         GREEN COFFEE PRICES. Worldwide coffee commodity prices have moderated from the record levels reached in the second and third quarters of fiscal 1998. In the first quarter of fiscal year 1999, however, the Company's cost of green coffee exceeded prior year levels by approximately 7%, while in the second and third quarters the Company's cost of green coffee fell below the prior year levels by approximately 8% on a year to date basis. The Company usually pays a premium over the commodity price for the select grade coffee beans that it purchases. As worldwide demand for coffee of all types remains strong, the Company expects the prices that it pays to remain comparatively high into the foreseeable future.

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

         SEASONALITY AND QUARTERLY RESULTS. The Company's business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, the Company's net sales have not been realized proportionately in each quarter, with net sales being the highest during the last fiscal quarter which includes the December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside the Company's control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year. Due to all of the foregoing and variables, the Company's future earnings and the market price of the Company's securities are subject to change. There can be no assurance of when the Company will return to profitability nor of its future growth rate.

RESULTS OF OPERATIONS

THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 1998 COMPARED WITH THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 1997

         NET SALES. Net sales for the thirteen weeks ended October 28, 1998 increased 8.6% to $6,043,000 from $5,563,000 for the thirteen weeks ended October 29, 1997. During this most recent quarter, the Company derived 87.2% of net sales from its retail coffeehouse operations. The Company's wholesale and mail order sales accounted for 11.2% of net sales and franchise area development fees accounted for 1.7% of net sales. Net retail sales for the thirteen weeks ended October 28, 1998 increased 5.6% to $5,269,000 from $4,989,000 in the thirteen weeks October 29, 1997. As of October 28, 1998, the Company operated 36 coffeehouses and seven carts; as of October 29, 1997, the Company operated 36 coffeehouses and one cart. The percentage increase in comparable store sales was 1.3% during the third quarter of fiscal 1999.

         Wholesale and other sales increased 17.6% to $675,000 in the thirteen weeks ended October 28, 1998 from $574,000 in the thirteen weeks ended October 29, 1997. The increase reflects increasing demand for the Company's wholesale coffee products and increased sales efforts. Although the Company anticipates continued improvement in wholesale sales, this depends upon successful marketing of products produced using the new packaging equipment which the Company acquired and installed in the second quarter. There can be no assurances that the anticipated wholesale sales gains will happen.

          Net sales for the thirty-nine weeks ended October 28, 1998 increased 4.4% to $17,996,000 from $17,241,000 for the thirty-nine weeks ended October 29, 1997. Net retail sales for the thirty-nine weeks ended October 28, 1998 increased 1.7% to $15,897,000 from $15,632,000 in the thirty-nine weeks October 29, 1997. Wholesale and other sales for the thirty-nine weeks ended October 28, 1998 increased 24.2% to $1,999,000 from $1,609,000 for the thirty-nine weeks ended October 29, 1997. The percentage increase in comparable store sales was 1.1% for the thirty-nine weeks ended October 28, 1998.

         COST OF SALES AND RELATED OCCUPANCY COSTS. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the thirteen weeks ended October 28, 1998 increased to $2,718,000 from $2,716,000 for the thirteen weeks ended October 29, 1997. As a percentage of net sales, cost of sales and related occupancy costs decreased to 44.9% in the third quarter of fiscal 1999 from 48.8% for the third quarter of fiscal 1998. This decreased percentage was the result of average unit volume efficiencies resulting from the closure of low volume locations, lower green coffee prices as well as purchasing efficiencies and the addition of franchise area development revenues. These more than offset the impact of increased occupancy costs, and an increase in the percentage of total revenues contributed by wholesale sales.

         Cost of sales and related occupancy costs for the thirty-nine weeks ended October 28, 1998 decreased to $8,114,000 from $8,619,000 for the thirty-nine weeks ended October 29, 1997. As a percentage of net sales, costs of sales and related occupancy costs decreased to 45.1% for the first three quarters in fiscal 1999 from 50.0% for the first three quarters in fiscal 1998. This decrease stems from lower green coffee prices, the closure of low volume locations, and improved controls.

         STORE OPERATING EXPENSES. Store operating expenses increased to $2,188,000 for the thirteen weeks ended October 28, 1998 from $2,029,000 for the thirteen weeks ended October 29, 1997. As a percentage of retail net sales, store operating expenses increased to 41.5% in the third quarter of fiscal 1999 from 40.7% in the prior fiscal year's third quarter. For the thirty-nine weeks ended October 28, 1998, store operating expenses, as a percentage of retail net sales, increased to 42.4% from 41.8% for the thirty-nine weeks ended October 29, 1997. These increases were due to additional management and related expenses at the coffeehouse level.

         OTHER OPERATING EXPENSES. Other operating expenses (those associated with wholesale and other sales) increased to $166,000 for the third quarter of fiscal 1999 from $93,000 in the third quarter of fiscal 1998. These expenses, as a percentage of the net sales from the wholesale division, increased to 24.5% from 16.2%. For the thirty-nine weeks ended October 28, 1998, other operating expenses, as a percentage of wholesale net sales, increased to 23.1% from 14.5% for the thirty-nine weeks ended October 29, 1997. These increases reflect the cost of additional management and sales staff recruited to further develop the sales of the wholesale division. As a percentage of net sales these costs should decrease as wholesale sales increase

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $491,000 for the thirteen weeks ended October 28, 1998 from $427,000 for the thirteen weeks ended October 29, 1997. As a percentage of net sales, depreciation and amortization increased to 8.1% in comparison to 7.7% in the prior year. Depreciation and amortization increased to $1,434,000 for the thirty-nine weeks ended October 28, 1998 from $1,313,000 for the thirty-nine weeks ended October 29, 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,003,000 for the third quarter of fiscal 1999 from $952,000 for the third quarter of fiscal 1998. As a percentage of net sales, general and administrative expenses decreased to 16.6% from 17.1%. The Company believes that it will continue to see a reduction in general and administrative expenses relative to sales over the next several quarters as revenue flows increase, assuming successful execution of the new business plan. As a percentage of net sales, general and administrative expenses increased to 17.2% for the thirty-nine weeks ended October 28, 1998 from 15.6% for the thirty-nine weeks ended October 29, 1997 due to the ongoing costs associated with the management resources added in the fourth quarter of fiscal 1998 and the first half of fiscal 1999.

         PROVISION FOR STORE CLOSINGS AND RESTRUCTURING COSTS. The restructuring charge recorded in fiscal 1998 included primarily lease termination and other costs associated with store closures as well as a provision for the impairment of long-lived assets in accordance with SFAS No. 121.

         INTEREST EXPENSE. Interest expense increased to $87,000 for the thirteen weeks ended October 28, 1998 from $84,000 for the thirteen weeks ended October 29, 1997. For the thirty-nine weeks ended October 28, 1998 interest and other increased to $264,000 from $111,000 for the thirty-nine weeks ended October 29, 1997; this increase resulted from the addition of the $2.5 million in long-term debt and $553,000 in assets under capital leases.

         LOSS BEFORE TAXES. Loss before taxes for the thirteen weeks ended October 28, 1998 was $609,000 compared to loss before taxes of $739,000 for the thirteen weeks ended October 29, 1997. This decreased loss was primarily due to franchise area development income and improved retail operating margins. Loss before taxes for the thirty-nine weeks ended October 28, 1998 was $2,112,000 compared to a loss before taxes of $6,820,000 for the thirty-nine weeks ended October 29, 1997. This change was principally the result of the restructuring charge taken in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital deficit of $(961,000) as of October 28, 1998 compared to working capital deficit of $(959,000) as of January 28, 1998. The current period working capital includes remaining restructuring liabilities of $124,000. Cash used by operating activities for the thirty-nine weeks ended October 28, 1998 totaled $(685,000).

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

         On April 14, 1998 the Company announced the commitment of Franchise Mortgage Acceptance Company ("FMAC") to make a secured loan of up to $5 million to the Company. After extensive discussions, the Company determined that the structure required by FMAC was not in the Company's best interest. In anticipation of this possible outcome, the Company engaged an investment banker in November 1998 to seek alternative sources of capital. The Company is currently operating at a net cash deficit and, in addition to working with the investment bankers, is pursuing alternative sources of capital. Management believes that one or more of these sources will be in place by the end of the current fiscal year.

         The Company believes that cash from operations and the aforementioned financing activities will be sufficient to satisfy the Company's working capital needs through fiscal year 2000.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

         DERIVATIVE INSTRUMENTS. The Company did not invest in market risk sensitive instruments in fiscal 1998, nor in the first two quarters of 1999. From time to time, the Company enters into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At October 28, 1998 these commitments totaled $559,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but the Company has significant flexibility in selecting the date of the market price to be used in each contract. The Company does not use commodity based financial instruments to hedge coffee or any other commodity as the Company believes there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of the Company's products.

         MARKET RISK. The Company's market risk exposure with regard to financial instruments is to changes in the "prime rate" in the United States. The Company borrowed $2,500,000 at the prime rate plus 3 1/2%. At July 29, 1998, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $25,278 on an annualized basis. At October 28, 1998 the prime rate was 8%.

         The Company does not and has not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

                        PART II - OTHER INFORMATION

                         ITEM 1. LEGAL PROCEEDINGS

         In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of December 1, 1998, the Company was not a party to any material pending legal proceedings.

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

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

         Set forth below is a list of the exhibits included as part of this Quarterly Report.

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
         3.1               Certificate of Incorporation of the Company (1)
         3.2               Bylaws of the Company (1)
         10.46             Form of Franchise Agreement
         10.47             Form of Area Development Agreement
         27                Financial data schedule

         (1) Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

(B)      REPORTS ON FORM 8-K

         None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 10, 1998        DIEDRICH COFFEE, INC.

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