Form 10-K405
period 1999-01-27
DIEDRICH COFFEE INC
filed 1999-04-27
CIK 947661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 27, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing sale price of the registrant's common stock on April 7, 1999, as reported on the Nasdaq National Market, was $15,874,826.

     The number of shares of the registrant's common stock outstanding, as of April 7, 1999, was 6,173,538.

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
          A Warning About Forward-Looking Statements..................    1

                                     PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related              11
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition    13
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          19
          Price.......................................................
Item 8.   Financial Statements and Supplementary Data.................   19
Item 9.   Changes in and Disagreements with Accountants on Accounting    19
          and Financial Disclosure....................................

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   19
Item 11.  Executive Compensation......................................   22
Item 12.  Security Ownership of Certain Beneficial Owners and            30
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   31

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    31
          8-K.........................................................
          Signatures..................................................   34
          Financial Statements........................................  F-1
          Index to Exhibits...........................................  S-1

                   A WARNING ABOUT FORWARD-LOOKING STATEMENTS

     We make forward-looking statements in this document that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of the company's financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of Diedrich Coffee. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

        1. Our growth strategy may not be as successful as we expect if we are unable to attract franchise area developers or single store franchisees.

        2. Inclement weather or adverse political changes may significantly increase our coffee costs.

        3. Competition within the retail specialty coffee market may intensify.

        4. Adverse changes may occur in the securities or financial markets.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Diedrich Coffee roasts and sells specialty coffee beans and brewed coffee beverages primarily through its 40 company-operated retail locations and its two franchised retail locations. In addition to brewed coffee, our retail locations in Southern California, Colorado and Texas offer espresso-based beverages, such as cappuccino, cafe latte, cafe mocha and espresso machiato, and various blended drinks. To complement beverage sales, we sell light food items, whole bean coffee and accessories through our coffeehouses. Diedrich Coffee also sells whole bean coffees through its wholesale operations to over 300 businesses and restaurant chains located primarily in Southern California.

     The specialty coffee market consists of three distinct segments: espresso/coffee bars, coffeehouses and mall-based coffee stores. Starbucks is the leader in the espresso/coffee bar segment, Gloria Jean's is the leader in the mall-based coffee store segment and the coffeehouse segment does not yet have a leader. Our objective is to become the leading national chain of neighborhood coffeehouses. Our strategy to accomplish this goal is to expand the core Southern California market through the development of company-operated stores, to enter into franchise area development agreements and selected strategic acquisitions in other markets.

     We believe that Diedrich Coffee offers customers a broad line of superior tasting coffee products and a high level of customer service, which generates strong sales and customer loyalty. As the coffeehouse business is marked by high frequency of usage, often more than once a day, this produces high unit sales levels and attractive profit margins.

     The high quality, distinctive flavors that our roasting and drink recipes produce enables us to differentiate ourself from competing specialty coffee concepts. In addition to offering a superior product, our coffee is served in attractive, comfortable neighborhood coffeehouses. Coffeehouses are ideally suited for neighborhoods in the suburbs of metropolitan areas.

INDUSTRY OVERVIEW

     According to the National Coffee Association's 1999 study, 48% of Americans drink coffee and on average they drink 1.4 cups per day. The U.S. coffee market consists of two distinct product categories: (1) commercial ground roast, mass-merchandised coffee and (2) specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies). According to the National Coffee Association's 1999 study, 4.9% of U.S. consumers stated that they drank a specialty coffee "yesterday." This figure is up sharply from 3.3% in 1998.

     We believe that several factors have contributed to the increase in demand for gourmet coffee including:

        - greater consumer awareness of gourmet coffee as a result of its increasing availability;

        - increased quality differentiation over commercial grade coffees by consumers;

        - increased demand for all premium food products, including gourmet coffee, where the differential in price from the commercial brands is small compared to the perceived improvement in product quality and taste;

        - ease of preparation of gourmet coffees resulting from the increased use of automatic drip coffee makers and home espresso machines; and

        - the decline in alcoholic beverage consumption.

     The Specialty Coffee Association of America estimates that the number of specialty coffee beverage outlets in the United States jumped from approximately 200 in 1989 to approximately 4,000 in 1995, and projects this number to increase to over 10,000 by the end of 1999. We believe that, despite the increase in the number of specialty coffee stores, retail distribution of specialty coffees continues to be fragmented and the industry remains relatively unbranded.

BUSINESS STRATEGY

     Our objective is to become the leading national chain of neighborhood coffeehouses. Each element of Diedrich Coffee's business strategy is designed to differentiate and reinforce our brand identity, to engender a high degree of customer loyalty and to position us as the leading specialty coffeehouse retailer. The key elements of this strategy include:

     High Quality, Fresh Proprietary Roasted Coffee. To deliver and serve the high quality coffee for which Diedrich Coffee is known, two essential elements are required: (1) using the finest quality green coffee beans and (2) ensuring that these are freshly roasted, using proprietary recipes.

     Superior Customer Service. The friendliness, speed and consistency of the service and the coffee knowledge of our employees are critical to developing Diedrich Coffee's quality brand identity and to building a loyal customer base. We place strong emphasis on identifying, hiring and retaining employees and invest substantial resources in training them in customer service, sales skills, coffee knowledge and beverage preparation. Our store employees receive ongoing customer service training as part of our efforts to enable employees to take on increasing levels of responsibility within stores. We are able to provide fast, efficient morning service in coffeehouses and through conveniently located carts and kiosks.

     Brand Marketing. Our marketing strategy is to differentiate its concept and create brand name recognition based upon the quality of its coffee products and the image of its coffeehouses as neighborhood gathering places. We promote the distinctive qualities of its products, educate customers about our offerings of various coffees and roasts, promote our image of coffeehouses as neighborhood gathering places and deliver enthusiastic customer service.

     The Coffeehouse Concept. A Diedrich Coffee coffeehouse experience is strongly influenced by three components: hospitality, ambiance and coffee knowledge. Each component is made up of elements that are unique to Diedrich
Coffee:

          Hospitality. Our coffeehouses deliver specific consumer benefits that address a wide range of otherwise unmet needs in the suburban neighborhoods of America. As a neighborhood coffeehouse chain, Diedrich Coffee is the non-alcoholic answer to the corner pub. Operations personnel acknowledge patrons by name at the point of drink pick-up and greet regular customers by name. While approximately 35% of coffeehouse business is quick morning coffee pick-up, the coffeehouse focus on hospitality encourages development of strong afternoon and evening business, complemented by the availability of desserts, pastries and quality, non-caffeinated beverages. Surveys and customer comments indicate that patrons are treated as part of the Diedrich Coffee community and frequently revisit the coffeehouse.

          Ambiance. Diedrich Coffee guest comments indicate taste superiority of our products versus the competition. Moreover, surveys also indicate that customers are not only loyal to a better, specialty cup of coffee, but also to the ambiance provided by the comfortable surroundings designed into every Diedrich Coffee coffeehouse. Our coffeehouses are specifically designed to encourage guests to linger with friends and business associates, or to relax alone in comfort.

          The architectural design of the Diedrich Coffee prototype is a contemporary American interpretation of the European colonial plantation style of the 1800's. Ample seating is augmented with cozy sofas and comfortable chairs to create intimate nooks for meeting and relaxing. A weekly entertainment schedule is provided to encourage patrons to revisit on weekend evenings.

          Coffee Knowledge. Diedrich Coffee is the only specialty retailer whose founder, Martin Diedrich, has three generations of coffee growing, roasting and global relationships. Mr. Diedrich, currently Chief Coffee Officer, is intimately involved in the daily business of sourcing, tasting and roasting coffees. He is also directly involved in the training of coffeehouse team members. The coffee knowledge and expertise that is transferred from coffeehouse to customer is a competitive advantage, as the interest in specialty coffee continues to develop. Like the wine industry, as customer sophistication grows, so does the customer's desire for more and better information, and for a wider selection of quality coffee varieties. Mr. Diedrich is able to identify and secure exceptional, rare coffees, roast them to perfection, and then offer them for sale to our customers.

GROWTH STRATEGY

     In order to achieve our objective to become the leading national chain of neighborhood coffeehouses, we have a growth strategy to increase our number of retail locations and the sale of coffee products through other distribution channels.

     Franchising and Area Development. Our strategic plan stresses franchise area development in markets outside of the core Southern California market. The franchise area development program is focused on experienced and well-capitalized franchise operators and area developers who are interested in opening between 30 and 70 retail outlets within their area over a 5 to 7 year period. Diedrich Coffee has registered, is exempt or is not required to register to sell franchises in 38 states. In September 1998, Diedrich Coffee announced its first franchise area development agreement which calls for the development of at least 44 coffeehouses, as well as coffee carts and kiosks in the state of North Carolina over the next five years. In November 1998, Diedrich Coffee announced its second franchise area development agreement which provides for the development of 50 coffeehouses, as well as coffee carts and kiosks in San Diego, Palm Springs and Temecula, California over the next five years. This area development agreement includes a one-year option to begin development of 45 coffeehouses in Arizona.

     We are currently in various stages of discussion and negotiations with several additional potential area developers. We have recently added two franchise sales organizations to assist in the sales program. These sales organizations are compensated through success-fees based on executed franchise area development agreements. We intend to enter into franchise area development agreements covering most major U.S. markets in order to complete the national expansion of Diedrich Coffee coffeehouses, carts, kiosks and wholesale sales.

     We have identified that area development franchising with experienced multi-unit franchise operators as the preferred growth vehicle for Diedrich Coffee for several reasons:

        - familiarity with the trade areas and commitment to community businesses;

        - existing operating, financial, real estate, construction, training, accounting, human resources and management functions that are ready to expand;

        - better operators in their own markets than a national corporation; and

        - commitment to being involved in the communities in which they operate.

     The franchisee component of the Diedrich Coffee business plan is critical to its success. We believe that the unit level economics of our area development franchising strategy are compelling enough to attract experienced multi-unit franchise operators who will play an integral role in completing our planned expansion.

     Selective Acquisitions. We evaluate potential acquisitions that may accelerate our critical mass in existing or new markets. We believe our unique, high-quality product and efficient operational system can add value to an acquired location. We also believe that acquisitions will continue to be available at a discount to the cost of constructing new stores, especially where targets may be currently underperforming despite attractive real estate attributes. To this end, Diedrich Coffee entered into a merger agreement with Coffee People, Inc. on March 16, 1999, which contemplates the acquisition of Coffee People, Inc. The acquisition of Coffee People will add 40 new coffeehouses to the Diedrich Coffee brand. Additionally, it will make Diedrich Coffee the leader in the mall-based coffee store segment with the acquisition of 280 retail locations operating under the Gloria Jean's name.

     Internal Growth. We will also continue to stress the development of company-owned coffeehouses, kiosks and carts in its core Southern California market and possibly other markets. Diedrich Coffee seeks to build additional retail outlets in high visibility, high traffic locations ranging from 1,200 to 1,800 square feet plus an exterior patio. We are currently in lease negotiations on four additional sites in Orange County. We will maintain Orange County and some other markets for company-owned operations.

     Wholesale. Diedrich Coffee has taken significant steps to build its wholesale sales organization and to grow this business channel. The new director of the wholesale division has substantial experience in the coffee business and the sales staff also has been expanded. Wholesale sales accounted for approximately 11% of sales in fiscal 1999. We have added regional divisions of a number of well-known restaurant groups as wholesale customers, including Islands Restaurants, Inc., Ruth's Chris Steakhouses, Culinary Adventures and Claim Jumper, and recently announced a contract with El Torito to provide coffee to its locations nationwide. These restaurant chains help solidify brand recognition and demand for Diedrich Coffee. Additionally, we are actively seeking new distribution channels for our products. For example, Diedrich Coffee now offers its coffee on its website, www.diedrich.com, and is seeking to expand this rapidly growing channel of distribution.

PRODUCT SUPPLY AND ROASTING

     Sourcing. Coffee beans are an agricultural product grown commercially in over fifty countries in tropical regions of the world. Coffee is the world's second largest traded commodity. Its price and supply are subject to significant volatility. There are many varieties of coffee and a range of quality grades within each variety. Although the broader coffee market generally treats coffee as a fungible commodity, the specialty coffee industry focuses on the highest grades of coffee. Diedrich Coffee purchases only premium grade arabica coffee beans and believes these beans are the best available from each producing region. The premium grade arabica bean is a higher quality variety than the average grade arabica or robusta variety coffee bean, which are typically found in non-specialty or mass-merchandised commercial coffees. We seek to purchase the finest qualities and varieties of coffee by identifying the unique characteristics and flavor of the varieties available from each region of the world. The background and experience of our personnel allows Diedrich Coffee to maintain its commitment to serve and sell only the highest quality coffee.

     During the buying season, we may enter into forward commitments for the purchase of more than a dozen different types of coffee, plus specially featured coffees, that may only be available in small quantities. Rotating its coffee selection enables us to provide our customers with a wider variety of coffees, as well as certain coffees that are available only on a seasonal basis. We contract for future delivery of green coffee to help ensure adequacy of supply and typically maintain a minimum six week supply of each variety of whole beans then available.

     Roasting. Diedrich Coffee employs a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. We utilize formulas and recipes that have been developed over three generations to bring out the best characteristics of the coffee during the roasting process and to develop the optimal flavor conditions that a coffee has to offer. This approach differentiates Diedrich Coffee from commercial coffee producers and other specialty producers employing uniform roasting processes that do not differentiate between the types of coffee being roasted.

     We have several master roasters who are directly responsible for overseeing the roasting process. These master roasters are trained by the company. They are craftsmen who employ Diedrich Coffee's proprietary roasting formulas while adjusting the formula to take into account the specific attributes of the coffee being roasted. Each coffee bean contains aromatic oils and flavor characteristics that develop from the soil, climate and environment where the bean is gown. The skilled roastmaster analyzes the unroasted beans and carefully controls the roasting process in an effort to maximize the flavor potential of the coffee. The roastmaster hears how the roast pops, smells the developing aroma, and identifies the right shades of color. He draws upon experience and knowledge to properly adjust airflow, time and temperature while the roast is in progress in order to optimize each roast.

     Freshness. We are committed to serving our customers beverages and whole bean products from freshly roasted coffee beans. Our coffee is delivered to our coffeehouses promptly after roasting to guarantee the freshness of each cup of coffee or package of whole coffee beans sold in our coffeehouses. Serving only freshly roasted coffee is imperative because roasted coffee is a highly perishable product, which steadily loses quality after being roasted at a rate that varies in relation to its exposure to oxygen in storing, packaging and handling. We recently acquired new vacuum pack and nitrogen flush packing equipment that can extend roasted coffee shelf life from two weeks to approximately 90 - 150 days.

COFFEEHOUSE OPERATIONS

     The typical Diedrich Coffee coffeehouse is staffed with one or two managers, and a staff of ten to fifteen part-time hourly employees from which the operating shifts are filled. Additionally, informal local entertainment is utilized on the weekends to enhance the neighborhood environment. The hours for each coffeehouse are established based upon the locations and customer demand, but typically are from 6:00 a.m. to 11:00 p.m., Monday through Saturday, in residential locations and from 6:00 a.m. to 5:00 p.m., Monday through Friday, in commercial locations.

     In addition to coffee beverages, all Diedrich Coffee coffeehouses offer a limited selection of light food items, such as bagels, croissants and pastries, and dessert items, such as cookies and cakes, to complement beverage sales. Our coffeehouses also sell more than twenty different selections of regular and decaffeinated roasted whole bean coffees, and they carry select coffee related merchandise items. In fiscal 1999, our coffeehouse retail sales mix was approximately 73% coffee beverages, 19% food items, 6% whole bean coffee and 2% accessories and clothing.

MARKETING THE BUSINESS

     Our marketing strategy is to differentiate Diedrich Coffee and build a brand identity for our freshly roasted coffee and our coffeehouses. We implement this strategy by promoting the distinctive qualities of Diedrich Coffee products, educating consumers about our offering of various coffees, including private estate coffees and roasts, and delivering enthusiastic customer service. Our marketing efforts are based upon the belief that the fresh roasted flavor achieved by Diedrich Coffee's commitment to quality and freshness delivers a distinctive advantage in coffee flavor. A steady introduction of new coffee, drink and food products is part of our marketing strategy to keep the concept fresh and drive incremental sales volume.

     To date, we have relied primarily upon the high visibility of our real estate locations, word-of-mouth, public relations, local store marketing and the inviting atmosphere of our coffeehouses to drive growth. We also conduct in-store coffee tastings, provide brewed coffee at local neighborhood events, donate coffee to local charities and mail periodic announcements to neighborhood residents to announce a store opening or the introduction of a new product. The costs of these promotions do not have a material impact on our operating results. In addition, we seek to develop our brand identity through participation in local and regional community events.

     As Diedrich Coffee enters new markets, we plan to tailor our marketing strategy to the overall level of awareness and availability of specialty coffee in that market. Our promotions will focus on the superior roast recipes and taste of Diedrich Coffee. In markets that are more knowledgeable about specialty coffees, our advertising will focus on the superiority of our guaranteed freshly roasted products versus competitive specialty brands. We plan to use direct mail print and other mass media advertising to expand brand awareness when Diedrich Coffee has achieved sufficient market penetration, in our judgment, to make such efforts cost-effective. There is no assurance that we will achieve such a level of market penetration.

COMPETITION

     We compete directly against all other premium coffee roasters, coffeehouses and coffee bars, as well as against restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. In addition, we compete to draw consumers of standard or commercial coffee to premium coffee. Diedrich Coffee's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers and a growing number of specialty coffee stores. We believe that our customers choose among retailers primarily on the basis of product quality, service, coffeehouse ambiance, convenience and, to a lesser extent, on price.

     Although competition in the specialty coffee market is currently fragmented, Diedrich Coffee competes with Starbucks Corporation, the market leader, and other competitors who have significantly greater financial, marketing and other resources than Diedrich Coffee. We believe that Starbucks has increased the public awareness and experience of premium coffee nationwide, helping to create consumer demand for Diedrich Coffee's coffee drinks and roasted whole beans. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than Diedrich Coffee. In the wholesale and office coffee service markets, we compete against well established providers, including Starbucks. The suppliers of commercial-grade coffee in supermarkets, restaurants and office coffee service are much larger than Diedrich Coffee. Some of these companies have premium coffee product lines and may enter the specialty coffee market.

     We expect that competition for suitable sites for new coffeehouses will remain intense. We compete against other specialty retailers and restaurants for these sites, and there is no assurance that we will be able to continue to secure adequate sites at acceptable rent levels.

TRADEMARKS

     Diedrich Coffee owns several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Diedrich Coffee(R), Wiener Melange Blend(R), Harvest Peak(R), SCOOP-A-CCINO(R) and Flor de Apanas(R). In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks. The Diedrich Coffee trademark is material to our business. We also own registrations and has applications pending in numerous foreign countries for trademark protection of the Diedrich Coffee trademark and service mark. Trademark registrations can generally be renewed so long as we continue to use the marks. Diedrich Coffee owns copyrights on its promotional materials, coffeehouse graphics and operational and training materials. We do not believe that any of these copyrights, valuable as they are, are material to our business.

EMPLOYEES

     At January 27, 1999, Diedrich Coffee employed a work force of 830 persons, 114 of whom were employed full-time. None of our employees is represented by a labor union, no employees are currently covered by collective bargaining agreements, and we consider our relations with employees to be good. We are improving employee benefits, training and other aspects of employment to attract and retain valuable employees and managers.

RISK FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS

     Historical Losses May Continue.

     Diedrich Coffee had a net loss of $2,562,000 in fiscal 1999; a net loss of $9,113,000 in fiscal 1998; a net loss of $986,000 in fiscal 1997. A strategic plan was put into place during fiscal 1999, that included growing the company through area development agreements. We signed two area development agreements during fiscal 1999; however, this did not enable us to become profitable. We went through a restructuring in fiscal 1998 and significant changes in executive, middle and coffeehouse management. The past successes of the new executive team members will not necessarily lead to similar results at the company. Although we believe the company is positioned for growth in fiscal 2000 there is no assurance that we will meet that objective. Please see "-- Recent Developments" below.

     Our growth strategy may be difficult to manage.

     As of April 7, 1999, Diedrich Coffee owned 40 retail locations, which it managed on a day-to-day basis, and operated two franchised retail locations. Our growth strategy contemplates franchise area development for additional Diedrich Coffee coffeehouses, as well as opening new company-operated coffeehouses and increasing wholesale sales. Implementation of our growth strategy may divert management's attention from other aspects of our business and place a strain on management, operational and financial resources, and accounting systems. Our continued growth will require us to:

        - attract franchise area developers;

        - expand wholesale sales;

        - obtain (or have our franchise area developers obtain) suitable sites at acceptable costs in highly competitive real estate markets;

        - hire, train and retain qualified personnel;

        - integrate newly franchised or corporate locations into existing product distribution;

        - improve inventory control, marketing and information systems; and

        - impose and maintain strict quality control from green coffee acquisition to the fresh cup of perfectly brewed coffee in a customer's hand.

     Should our franchisees encounter business or operational difficulties, anticipated revenues from franchise fees and product sales to franchisees could be adversely affected. These adverse results also could affect our ability to sell additional franchises.

     Franchise area development involves risks.

     Franchise area development involves a number of risks. The company has no prior experience in franchising, although some executives and managers have substantial franchisor experience from other companies. Our training programs and processes, although developed with franchisee needs in mind, will be tested in fiscal year 2000. Over time, assuming that our franchise area development plans are successful, our earnings will be increasingly dependent upon the efforts of our franchisees. Area development may not proceed at the expected rate nor with the projected profitability. There are additional risks associated with administering a franchise system, such as support of franchisee organizations. Franchise area development outside of Southern California requires us to grow to manage and support operations at long distance.

     If we are unable to obtain acceptable financing, it could have a material adverse effect on our growth strategy.

     In order to achieve our anticipated growth and the expansion of our wholesale and retail business in fiscal 2000, including new coffeehouse construction and franchising, Diedrich Coffee will need to incur debt or issue additional equity securities in public or private financings. If additional funds are raised through the issuance of equity securities, dilution to stockholders may result. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants, which could have a material adverse effect on our business, financial condition and results of operations. This additional financing may not be available on terms satisfactory to Diedrich Coffee or at all.

     Our supply costs may be higher than we expect because of fluctuations in availability and cost of unroasted coffee.

     Increases in the price of green coffee, or the unavailability of adequate supplies of green coffee of the quality sought by Diedrich Coffee, whether due to the failure of its suppliers to perform, conditions in coffee-producing countries, or otherwise, could have a material adverse effect on our results of operations. We depend upon both outside brokers and our direct contacts with exporters and growers in countries of origin for our supply of green coffee. Coffee supply and price are subject to significant volatility beyond our control. Although most coffee trades in the commodity market, coffee of the quality sought by Diedrich Coffee tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the origin, supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization or the Association of Coffee Producing Countries. These organizations have historically attempted to establish commodity price controls of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. These organizations, or others, may succeed in raising green coffee prices and, in such events, we may not be able to maintain our gross margins by raising prices without affecting demand.

     We are likely to continue experiencing fluctuations in quarterly results because the sales of coffee products are seasonal.

     Our business is subject to seasonal fluctuations as well as general trends and fluctuations that affect retail restaurants and retailers in general. The fall-winter holiday season generally experiences the highest sales. Hot weather tends to depress sales of hot coffee and espresso drinks, especially unseasonably warm weather in any season. Consequently, we will continue to experience significant fluctuations in quarterly results.

     Our industry is highly competitive and we may not compete effectively.

     The highly competitive nature of the retail specialty coffee market could adversely affect our business and financial condition. Our beverages compete directly against restaurant and other retail locations that serve coffee. Our whole bean coffees compete directly against specialty coffee sold at retail through supermarkets and a growing number of specialty coffee stores. Barriers to entry are low, and we expect competition to increase substantially. The coffee industry is currently dominated by several large companies, such as Kraft Foods, Inc., Proctor & Gamble Co. and Nestle S.A., many of which have begun aggressively marketing gourmet coffee products. Although the retail specialty coffee market remains fragmented, we compete directly with Starbucks, the largest U.S. specialty coffee retailer, and numerous other regional coffee bar and coffeehouse operators. Starbucks has substantially greater financial, marketing and other sources than Diedrich Coffee and has operations in the markets in which we currently operate or intend to expand.

     The loss of key personnel could significantly disrupt our business.

     Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees, particularly John E. Martin, Chairman of the Board, Timothy J. Ryan, President and Chief Executive Officer, and Martin Diedrich, Chief Coffee Officer. The loss of services of these individuals could disrupt operations. Although Diedrich Coffee has employment agreements with Messrs. Martin, Ryan and Diedrich, any of its executive officers can terminate their employment if they choose to do so.

     Our lack of diversification may affect business if demand is reduced.

     Our business is primarily centered on one product: fresh premium custom roasted coffee. To date, our operations have been limited to primarily the purchase and roasting of green coffee beans and the sale of whole bean coffee, coffee beverages and espresso drinks through our coffeehouses and our wholesale coffee and mail order businesses. Any decrease in demand for coffee would have a material adverse effect on our business, operating results and financial condition.

     We may not be able to renew leases or control rents increases at our retail locations.

     As of April 7, 1999, all of Diedrich Coffee's thirty-three company-operated coffeehouses are on leased premises. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, these leases may not be renewed. If they are renewed, rents may increase substantially. Either of these events could adversely affect Diedrich Coffee. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value.

     Compliance with health and franchising government regulations applicable to us could have a material adverse effect on our business, financial condition and results of operations.

     Each retail location and roasting facility is and will be subject to licensing and reporting requirements by numerous governmental authorities. These governmental authorities include health and safety agencies, such as OSHA and state or county health departments. Difficulties in obtaining or failure to obtain the necessary licenses or approvals could delay or prevent the development or operation of a given retail location or roasting facility. Any problems that we may encounter in renewing such licenses in one jurisdiction, may adversely affect our licensing status on a federal, state or county level in other relevant jurisdictions.

     We are also subject to federal regulation and certain state laws that govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require companies to register certain materials before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect our business, financial condition and results of operations.

RECENT DEVELOPMENTS

     On March 16, 1999, Diedrich Coffee signed a merger agreement with Coffee People, Inc., which contemplates a merger in which Coffee People will become a wholly-owned subsidiary of Diedrich Coffee. As a result of the merger, Coffee People stockholders will receive from Diedrich Coffee in the aggregate:

     - $17.75 million in cash;

     - $1.5 million shares of Diedrich Coffee common stock; and

     - $5.25 million in cash or shares of Diedrich Coffee common stock, depending on the success of an equity offering or other type of financing by Diedrich Coffee.

     The merger's completion is subject to a number of conditions, including securing financing and obtaining regulatory and stockholder approval. We expect to complete the merger during the summer of 1999.

     After the merger's completion, we anticipate the combined company will have annual system-wide sales of more than $150 million through 363 retail outlets in 38 states and seven countries. The combined company's brands will include Diedrich Coffee, Coffee People, Coffee Plantation and the Gloria Jean's mall-based retail coffee locations.

     After the merger, Coffee People and Coffee Plantation coffeehouses will begin the process of evolving into Diedrich coffeehouses. By virtue of the merger, we will acquire significant additional roasting capacity, packaging and distribution capabilities and valuable infrastructure and management expertise. We expect to realize some cost savings, after the merger through greater efficiencies; although no assurance can be provided as to the extent, if any, of savings. The combined company should facilitate further franchise area development.

ITEM 2. PROPERTIES.

FACILITIES AND RETAIL LOCATIONS

     Diedrich Coffee leases approximately 25,000 square feet of office space for administrative offices, warehousing, roasting and training facilities in Irvine, California. The lease for this facility expires in October 2000, with an option for one additional five-year term. As of January 27, 1999, we were also a party to various leases for a total of forty-five retail locations, including thirty-six operating coffeehouses, two subleased units and seven carts. We converted and subleased two retail locations to a franchisee after the year ended January 27, 1999. This was part of a signed area development agreement that also includes the addition of 48 more locations throughout the San Diego area. We closed two retail locations and the Denver warehouse in fiscal 1999 and eleven retail locations in fiscal 1998 of which nine leases were terminated. All of our operating coffeehouses are on leased premises and are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, some of these leases expire in the near future, and there is no automatic renewal or option to renew.

     Set forth below is a list of each of our retail locations as of January 27, 1999, separated by the states in which they are located. As indicated in the table, as of January 27, 1999, we were operating thirty-six coffeehouses and seven carts.

                                                              NUMBER
                                                              ------
COFFEEHOUSES
  California................................................    25
  Colorado..................................................     7
  Texas.....................................................     4
COFFEE CARTS
  California................................................     7
                                                                --
          Total Retail Locations............................    43
                                                                ==

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of our business, Diedrich Coffee may become involved in legal proceedings from time-to-time. As of January 27, 1999, we were not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended January 27, 1999.

                                    PART II

ITEM 5. MARKET FOR DIEDRICH COFFEE'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Diedrich Coffee common stock is reported on the Nasdaq National Market under the symbol "DDRX." The following table sets forth the high and low bid information for the quarterly periods indicated for our common stock as reported on the Nasdaq National Market since January 30, 1997.

                                                                  PRICE RANGE
                                                                ----------------
                           PERIOD                                HIGH      LOW
                           ------                               ------    ------
FISCAL YEAR ENDED JANUARY 28, 1998
  First Quarter.............................................    8 3/4     2 3/8
  Second Quarter............................................    4         2 1/2
  Third Quarter.............................................    4 1/16    2 7/16
  Fourth Quarter............................................    9         2 3/4
FISCAL YEAR ENDED JANUARY 27, 1999
  First Quarter.............................................    8         5 11/16
  Second Quarter............................................    8 1/4     6 9/16
  Third Quarter.............................................    7 1/4     3 3/8
  Fourth Quarter............................................    6 1/2     3 7/8

     At April 7, 1999, there were 6,173,538 shares outstanding and 147 stockholders of record of Diedrich Coffee common stock. Diedrich Coffee has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following five-year selected financial data may not be indicative of Diedrich Coffee's future results of operations and should be read in conjunction with "Item 7. Management's Discussion and Results of Operations" and our consolidated financial statements and related notes.

                                               YEAR          YEAR          YEAR          YEAR          YEAR
                                               ENDED         ENDED         ENDED         ENDED         ENDED
                                            JANUARY 27,   JANUARY 28,   JANUARY 29,   JANUARY 31,   JANUARY 31,
                                               1999          1998          1997          1996          1995
                                            -----------   -----------   -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales:
     Retail...............................    $21,248       $20,760       $18,118       $ 8,879       $6,673
     Wholesale and other..................      2,767         2,222         1,694         1,365          918
     Franchise area development fees......        200            --            --            --           --
                                              -------       -------       -------       -------       ------
          Total...........................     24,215        22,982        19,812        10,244        7,591
                                              -------       -------       -------       -------       ------
     Cost and expenses:
     Cost of sales and related occupancy
       costs..............................     10,955        11,458         9,263         4,409        3,164
     Store operating expenses.............      8,936        10,448         8,280         3,520        2,584
     Other operating expenses.............        634           290           240           277          282
     Depreciation and amortization........      1,941         1,785         1,054           354          255
     Provision for asset impairment and
       restructuring costs................         --         3,902            --            --           --
     General and administrative
       expenses...........................      4,014         4,006         2,003         1,335          851
                                              -------       -------       -------       -------       ------
          Total...........................     26,480        31,889        20,840         9,895        7,136
                                              -------       -------       -------       -------       ------
Operating (loss) income...................     (2,265)       (8,907)       (1,028)          349          455
Interest expense and other, net...........       (293)         (205)          (86)          (34)         (78)
                                              -------       -------       -------       -------       ------
(Loss) income before income taxes.........     (2,558)       (9,112)       (1,114)          315          377
Income tax provision (benefit)............          4             1          (128)          129           53
                                              -------       -------       -------       -------       ------
Net (loss) income.........................    $(2,562)      $(9,113)      $  (986)      $   186       $  324
                                              =======       =======       =======       =======       ======
Basic (loss) income per common share(1)...    $  (.43)      $ (1.69)      $  (.22)
                                              =======       =======       =======
Diluted (loss) income per share...........    $  (.43)      $ (1.69)      $  (.22)
                                              =======       =======       =======
Pro forma net income per share(2).........                                              $   .06
                                                                                        =======
BALANCE SHEET DATA:
  Working capital (deficiency)............    $  (655)      $  (959)      $ 1,949       $   (53)      $ (418)
  Total assets............................     12,736        13,948        17,471         5,316        2,503
  Long-term debt and long-term
     obligations, less current portion....      2,783         2,817            --           829          471
  Total stockholders' equity..............      6,027         6,835        14,898         3,304          973

---------------
(1) Net income (loss) per share for periods before the year ended January 31, 1996 is not presented due to the noncomparable capital structure. Net loss per share for fiscal 1999, 1998 and 1997 is presented as basic earnings per share under the provisions of SFAS 128.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Effective February 1, 1996, Diedrich Coffee changed its fiscal year end from January 31 to a fiscal year ending on the Wednesday nearest January 31. In connection with the change in fiscal year end, we began reporting quarterly results in thirteen-week periods. Before the change in fiscal year end, our quarterly periods included twelve weeks, except for the fourth quarter, which had approximately sixteen weeks. References to fiscal 1999 refer to the fiscal year ended January 27, 1999, references to fiscal 1998 refer to the fiscal year ended January 28, 1998 and references to fiscal 1997 refer to the fiscal year ended January 29, 1997.

     The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. At the conclusion of fiscal 1999, we operated a total of thirty-six coffeehouses and seven coffee carts located in California, Colorado and Texas. We sell high quality coffee beverages made with our own freshly roasted coffee. In addition to brewed coffee, we offer a broad range of espresso based beverages such as cappuccino, cafe latte, cafe mocha and espresso machiato. To complement beverage sales, we sell light food items and whole bean coffee through our coffeehouses. In addition, we have a strong wholesale division that markets our products directly to independent and chain food service establishments, as well as to businesses for office coffee systems through brokers and sales representatives.

     Diedrich Coffee grew rapidly in fiscal 1997 and experienced difficulties associated with that growth in fiscal 1998. In March 1997, we announced the resignation of Steven Lupinacci, President and Chief Executive Officer. We took a restructuring charge of $3.9 million for closing 12 coffeehouses in fiscal 1997. In addition to closing 11 of these 12 coffeehouses, we opened new coffeehouses in Houston, Texas as well as Irvine and Santa Monica, California. We also entered into an agreement to place coffee carts at premium office facilities of the Irvine Company in Orange County, California; seven carts were operating under this agreement at fiscal year-end 1999.

     Mr. Lawrence Goelman became Chairman of the Board and Interim Chief Executive Officer on March 12, 1997. Kerry Coin was appointed President and Chief Operating Officer on April 25, 1997. Under the board's direction, management developed and executed a turnaround plan intended to return Diedrich Coffee to operating profitability. Underperforming stores were closed, leases assigned, terminated or sublet and new channels of distribution were developed. Experienced professional managers were recruited. The wholesale division was given aggressive growth targets and the resources needed to meet them. New management and training systems were developed and implemented. In the third quarter of fiscal 1998, we raised $3 million of working capital through the private placement of secured debt. On November 17, 1997, the board appointed Mr. John E. Martin as Chairman of the Board and Mr. Timothy J. Ryan as President and Chief Executive Officer.

     Despite the efforts of the interim management team led by Messrs. Goelman and Coin, Diedrich Coffee did not meet its stated goal of cash-flow positive operating results by the end of the last quarter of fiscal 1998. The reasons for the shortfall are several: the increased one-time general and administrative costs associated with the addition of the new executive management team headed by John Martin and Tim Ryan, inadequate and unsuccessful marketing programs, delays in the installation of coffee carts in Orange County and inadequate management of certain labor costs.

     Messrs. Martin and Ryan determined that, while the turnaround plan implemented by the interim management team had stabilized Diedrich Coffee operationally, it was not likely to result in profitable growth in the near future. Accordingly, they initiated a business planning process that resulted in a strategic five-year plan directed toward growth through franchise area development agreements combined with focused company unit growth and centralization of production facilities. This plan also built on the interim management strategy of developing new wholesale business channels. New management also reviewed the existing asset base and determined that one coffeehouse designated for closure would remain open and two additional coffeehouses and the Denver warehouse would be closed. Charges for these closures as well as provisions for other contingencies resulted in additional operating expenses of approximately $1.7 million in the fourth quarter of fiscal 1998.

     According to Diedrich Coffee's strategic plan, the roasting facility in Denver, Colorado was closed in the first quarter of fiscal 1999 and roasting was consolidated in Southern California. We also closed an under-performing store in San Diego and one in Denver, Colorado. Four coffee cart locations at premium Irvine Office Company locations were opened in the first quarter of fiscal 1999. Additional coffee cart and kiosk locations are under consideration and in discussion with the Irvine Office Company and similar commercial property managers, but no assurances can be given as to when or how many more coffee carts may be installed. We recruited several senior level executives during fiscal 1999 as part of our strategic growth plan in the areas of finance, marketing and franchise development.

     Management undertook several steps to ensure that the base business was operating well before initiating the franchising sales program. It upgraded the quality of the store management teams and then undertook a program to retrain every Diedrich Coffee coffeehouse employee. This program was completed during fiscal 1999. The team also developed, tested and introduced several new product programs, including:

     - Martin Diedrich Signature Coffee Selections featuring coffee beans that were only available in the United States at Diedrich Coffee coffeehouses;

     - a line of five new Icy Blended drinks to address seasonal softness in the warmer months;

     - Chai Tea and new mocha products, including white chocolate mocha, were added to the menu; and

     - a new line of holiday merchandise was introduced in November.

FRANCHISE AREA DEVELOPMENT AGREEMENTS

     Management's franchise area development goal is to enter into franchise area development agreements covering most major U.S. markets. On September 16, 1998, Diedrich Coffee announced its first franchise area development agreement, which calls for the development of 44 coffeehouses and an undisclosed number of carts and kiosks in the state of North Carolina over a five year period. In connection with the signing of this agreement, we recorded and collected area development fee income of $100,000. On November 16, 1998, we announced our second franchise area development agreement, which provides for the development of 50 coffeehouses and an undisclosed number of carts and kiosks in San Diego, Palm Springs and Temecula, California over the next five years. This franchise area development agreement includes a one-year option to begin development of 45 coffeehouses in Arizona. In connection with the signing of this agreement, we recorded area development fee income of $100,000 and a note receivable for $100,000.

     Management is currently in various stages of discussion and negotiations with several additional potential area developers. It has recently added two franchise sales organizations to assist in the sales program. These sales organizations are compensated through success-fees based on the execution of area development agreements. There can be no assurances that positive sales will result from these activities.

WHOLESALE

     In fiscal 1998, we also took significant steps to build our wholesale sales organization and grow this business channel. A new director of the wholesale division, with substantial experience in the coffee business, was hired and the sales staff was expanded. These efforts proved successful in fiscal 1998, when wholesale sales grew to $2,222,000, an increase of 31.1% from the prior year. The new management team focused on continued sales growth in the wholesale sales division in fiscal 1999 and delivered improved results: $2,767,000 in total sales, an increase of 24.5% from fiscal 1998. In fiscal 1999, the wholesale division placed its emphasis on upgrading coffee consumed at chain restaurants. As a result, we added regional divisions of a number of well-known restaurant groups as wholesale customers such as: Islands Restaurants, Inc., Ruth's Chris Steakhouses, Culinary Adventures and Claim Jumper. In addition, we recently announced an alliance with El Torito to provide coffee to their locations nationwide.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total sales, unless otherwise indicated, of certain items included in Diedrich Coffee's statements of income for the years indicated:

                                                               YEAR           YEAR           YEAR
                                                               ENDED          ENDED          ENDED
                                                            JANUARY 27,    JANUARY 28,    JANUARY 29,
                                                               1999           1998           1997
                                                            -----------    -----------    -----------
Net Sales:
  Retail..................................................      87.8%          90.3%          91.4%
  Wholesale and Other.....................................      11.4            9.7            8.6
  Franchise area development fees.........................       0.8             --             --
                                                               -----          -----          -----
          Total...........................................     100.0%         100.0%         100.0%
                                                               -----          -----          -----
Cost and Expenses:
  Cost of sales and related occupancy costs(1)............      45.6%          49.9%          46.8%
  Store operating expenses(2).............................      42.1           50.3           45.7
  Other operating expenses(3).............................      22.9           13.0           14.2
  Depreciation and amortization...........................       8.0            7.8            5.3
  Asset impairment and restructuring costs................        --           17.0             --
  General and administrative expenses.....................      16.6           17.4           10.1
Operating (loss) income...................................      (9.4)         (38.8)          (5.2)
Interest expense..........................................      (1.6)          (0.8)          (1.0)
Interest and other (expense) income.......................       0.4           (0.1)           0.5
                                                               -----          -----          -----
Loss before income taxes..................................     (10.6)         (39.6)          (5.6)
                                                               -----          -----          -----
Income tax provision (benefit)............................        --             --           (0.6)
                                                               -----          -----          -----
Net (loss) income.........................................     (10.6)%        (39.7)%         (5.0)%
                                                               =====          =====          =====

---------------
(1) As a percentage of sales from retail and wholesale operations

(2) As a percentage of sales from retail operations

(3) As a percentage of sales from wholesale operations

FISCAL YEAR ENDED JANUARY 27, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 28,
1998

     Net sales. Net sales for fiscal 1999 increased 5.4% to $24,215,000 from $22,982,000 for fiscal 1998. Net retail sales for fiscal 1999 increased 2.4% to $21,248,000 from $20,760,000 for fiscal 1998, despite closing 2 stores in fiscal 1999. Wholesale and mail order sales for the year ended January 27, 1999 increased 24.5% to $2,767,000 from $2,222,000 for the year ended January 28, 1998.

     The percentage increase in comparable coffeehouse sales comparing net sales for stores open during the full year in fiscal 1999 to net sales for the same stores in fiscal 1998 was 1.5%. The number of coffeehouses involved in this calculation ranged from 33 to 37, reflecting the number of stores added during fiscal 1998 and closed during fiscal 1999.

     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs for fiscal 1999 decreased to $10,955,000 from $11,458,000 for fiscal 1998. As a percentage of net sales from retail and wholesale, cost of sales and related occupancy costs decreased to 45.6% for fiscal 1999 from 49.9% for fiscal 1998. This decrease resulted from average unit volume efficiencies associated with the closure of low volume locations, lower green coffee prices and other efficiencies gained at the coffeehouse level. Interactive training programs were developed during fiscal 1999 covering guest satisfaction and product training. These programs assisted management in scrutinizing and reducing the cost of sales. This reduction more than offset the impact of increased occupancy costs, and an increase in the percentage of total revenues contributed by wholesale sales.

     Store operating expenses. For fiscal 1999, coffeehouse-operating expenses, as a percentage of retail net sales, decreased to 42.1% from 50.3% for fiscal 1998. In fiscal 1998, the company recorded a one-time charge of $1,700,000 associated with the closure of two coffeehouses and the Denver warehouse, which accounted for 8.2% of retail net sales.

     Other operating expenses. For fiscal 1999, other operating expenses, as a percentage of wholesale and other net sales, increased to 22.9% from 13.0% for fiscal 1998. This increase reflects the costs of additional management and sales staff recruited to further develop the sales of the wholesale division. In general, as chain accounts are based on negotiated pricing structures, the margins may not be quite as favorable. As a percentage of net sales, these costs should decrease as wholesale sales increase.

     Depreciation and amortization. Depreciation and amortization increased to $1,941,000 for fiscal 1999 from $1,785,000 for fiscal 1998, principally due to the write-off of $55,000 associated with the remodel of one of the coffeehouses to demonstrate the new Diedrich Coffee prototype.

     General and administrative expenses. As a percentage of net sales, general and administrative expenses decreased to 16.6% in fiscal 1999 from 17.4% for fiscal 1998 due to the increase in sales and successful execution of the new business plan. The current level of general and administrative expense is a direct result of management's commitment to grow the company through franchise area development and the development of new retail locations and wholesale channels.

     Interest expense. Interest expense increased to $385,000 for fiscal 1999 from $182,000 for fiscal 1998. The increase reflects a full year of interest on the $2,500,000 in long-term debt and $553,000 in assets under capital leases.

     Income taxes. Net operating losses generated in fiscal 1999, fiscal 1998, fiscal 1997, fiscal 1994 and prior were carried back or forward, as the case may be, and utilized to offset the allowable portion of income tax in fiscal 1996. As of January 27, 1999, a net operating loss for federal income tax purposes of $10,655,000 is available to be utilized against future taxable income for years through fiscal 2013, subject to a possible annual limitation due to the change in ownership rules under the Internal Revenue Code.

     Net loss. The net loss for fiscal 1999 was $2,562,000 compared a net loss of $9,113,000 for fiscal 1998. This change is primarily the result of the restructuring charge taken in the first quarter of fiscal 1998 and an additional $1,700,000 of operating expenses recorded in the fourth quarter of fiscal 1998. In addition, store level margins improved during fiscal 1999 and comparable sales increased 1.5%. The current year's net loss is principally related to an increase in interest expense and general and administrative expenses.

FISCAL YEAR ENDED JANUARY 28, 1998 COMPARED TO FISCAL YEAR ENDED JANUARY 29,
1997

     Net sales. Net sales for fiscal 1998 increased 16.0% to $22,982,000 from $19,812,000 for fiscal 1997. Net retail sales for fiscal 1998 increased 14.6% to $20,760,000 from $18,118,000 for fiscal 1997, despite the closure of 11 stores in fiscal 1998. Wholesale and mail order sales for fiscal 1998 increased 31.1% to $2,222,000 from $1,694,000 for fiscal 1997.

     The percentage increase in comparable coffeehouse sales comparing net sales for stores open during the full year in fiscal 1998 to net sales for the same stores in fiscal 1997 was 0.1%. The number of coffeehouses involved in this calculation ranged from 12 to 33 reflecting the number of stores added during fiscal 1997.

     Cost of sales and related occupancy costs. Cost of sales and related occupancy costs for fiscal 1998 increased to $11,458,000 from $9,263,000 for fiscal 1997. As a percentage of net sales, cost of sales and related occupancy costs increased to 49.9% for fiscal 1998 from 46.8% for fiscal 1997. This increase was primarily the result of increased costs related to higher green coffee prices, increased retail discounting, an increased percentage of wholesale sales as a percentage of total company sales as well as scheduled rent increases.

     Store operating expenses. For fiscal 1998, coffeehouse operating expenses, as a percentage of retail net sales, increased to 50.3% from 45.7% for fiscal 1997. The year-end one-time charge of $1.7 million, described above, accounted for 8.2% of retail net sales and more than offset decreases achieved during the year primarily as a result of improved labor scheduling methods.

     Other operating expenses. For fiscal 1998, other operating expenses, as a percentage of wholesale and other net sales, decreased to 13.0% from 14.2% for fiscal 1997. This decrease reflects the fact that the cost of the additional management and sales staff was more than offset by the growth in sales for the wholesale division.

     Depreciation and amortization. Depreciation and amortization increased to $1,785,000 for fiscal 1998 from $1,054,000 for fiscal 1997, principally due to the addition of depreciable assets related to new coffeehouses added during fiscal 1997 and the conversion costs of the acquired locations being depreciated for the full year.

     Provision for store closings and restructuring costs. On March 12, 1997, we announced that we were reviewing the performance of all coffeehouses to determine which units were not meeting management's long-term operational expectations. Subsequently, on April 29, 1997, we recorded an impairment provision and a restructuring charge of approximately $4.6 million in connection with the closure of 12 coffeehouses and other related expenses. Eleven of the original 12 coffeehouses identified for closure were closed in fiscal 1998 with leases terminated in most cases. In January 1998, the new management reviewed the progress of all retail operations and determined that one coffeehouse originally designated for closure would remain open. At year end, most of the lease terminations provided for in the restructuring had been completed at a lower cost than originally anticipated. As a result of these two factors, management determined that the remaining restructuring reserve could be reduced by $648,000.

     General and administrative expenses. As a percentage of net sales, general and administrative expenses increased to 17.4% in fiscal 1998 from 10.1% for fiscal 1997, due to the addition of senior executive personnel and other resources required to manage the business more effectively, turn Diedrich Coffee around and position it for future growth.

     Interest expense. Interest expense decreased to $182,000 for fiscal 1998 from $190,000 for fiscal 1997.

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

     Net loss. The net loss for fiscal 1998 was $9,113,000 compared to net loss of $986,000 for fiscal 1997 due to the previously described factors.

LIQUIDITY AND CAPITAL RESOURCES

     Diedrich Coffee had a working capital deficit, as of January 27, 1999, of $655,000 compared to $959,000 at January 28, 1998. Cash used in operating activities totaled $351,000 for fiscal 1999 as compared to $2,489,000 for fiscal 1998.

     Net cash used in investing activities for fiscal 1999 totaled $1,523,000, which consisted entirely of capital expenditures for property and equipment. Net cash provided by financing activities for fiscal 1999 totaled $1,667,000. This consists of the net proceeds from the issuance of common stock and stock options exercised.

     On March 30, 1998, we agreed to a private placement of 200,000 shares of our common stock to Franchise Mortgage Acceptance Company, or the FMAC, at a price of $6.375 (the stock's closing sale price for that day on the Nasdaq National Market). In addition, the FMAC also received an option to purchase 100,000 additional shares of our common stock; this option may be exercised in increments of 25,000 shares or more and expires on April 3, 2000. The exercise prices of this option are as follows: 50,000 shares are exercisable at $10.00 per share and $12.50 per share, respectively. This transaction was completed on April 3, 1998.

     We announced on April 14, 1998 that we were in the process of obtaining a financing from FMAC to meet its expected capital requirements. After extensive discussions, we determined that the structure required by FMAC was not in our best interest. In anticipation of this possible outcome, we engaged an investment banker in November 1998 to seek alternative sources of capital.

     On April 6, 1999, Diedrich Coffee entered into a $1,000,000 loan agreement and security agreement with Amre Youness, a former director of Diedrich Coffee. All outstanding principal and interest is due and payable on April 6, 2000. The loan is secured by our assets with interest accruing and paid monthly at the prime rate plus 3%. In connection with the loan agreement, we issued warrants to Mr. Youness to purchase 70,000 shares of our common stock at a price of $5.625 per share.

     We believe that cash from operations and the additional loan described above will be sufficient to satisfy our working capital needs at the anticipated operating levels for the next twelve months. However, if the proposed merger with Coffee People is completed, additional capital will be required to finance the cash portion of the payment to the Coffee People stockholders and to pay related fees and expenses. See "Item 1. Business -- Recent Developments."

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." or SOP 98-5. SOP 98-5 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It is effective for fiscal years beginning after December 15, 1998. We currently do not have any computer software developed internally.

     In June 1998, FASB issues SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement established standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We have no instruments or transactions subject to this statement.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for sale by a Mortgage Banking Enterprise." This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This statement is not applicable to Diedrich Coffee.

YEAR 2000

     We are currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by our computerized information systems. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. We are investigating the impact of the year 2000 problem on our business, including our operational, information and financial systems. Based on the preliminary review of our existing businesses, we do not expect the year 2000 problem, including the cost of making our computerized information systems year 2000 compliant, to have a material adverse impact on our financial position or results of operations in future periods. However, our inability to resolve all potential year 2000 problems in a timely manner could have a material adverse impact on Diedrich Coffee. We have also initiated communications with significant suppliers and key business partners on which we rely in an effort to determine the extent to which our business is vulnerable to the failure by these third parties' to remediate their year 2000 problems. Although we have not been informed of any material risks associated with the year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties' will be year 2000 compliant on a timely basis. The inability of these third parties to remediate their year 2000 problems could have a material adverse impact on Diedrich Coffee.

     We will have to modify certain applications and replace some of the hardware used in the processing of financial information. In conjunction with these upgrades, which are expected to be completed by the end of June 1999, we believe we will have addressed any potential significant year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to cost less than $20,000. As of January 27,

1999, we had incurred and expensed approximately $34,000 of expenditures consisting of internal staff costs, outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows. To the extent possible, we will be developing and executing contingency plans designed to allow continued operation in the event of failure of our or third parties' computer information systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

DERIVATIVE INSTRUMENTS

     Diedrich Coffee does not and did not invest in market risk sensitive instruments in fiscal 1999. From time to time, we enter into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At January 27, 1999, these commitments totaled $1,135,000. These agreements are tied to specific market prices, defined by both the origin of the coffee and the month of delivery, but we have significant flexibility in selecting the date of the market price to be used in each contract. We do not use commodity based financial instruments to hedge coffee or any other commodity, as we believe there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of our products.

     We do not and have not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

MARKET RISK

     Diedrich Coffee's market risk exposure with regard to financial instruments is to changes in the "prime rate" in the United States. We borrowed $2,500,000 at the prime rate plus 3 1/2%. At January 27, 1999, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $25,000 on an annualized basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this item are set forth at the end of this annual report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Diedrich Coffee's directors, executive officers and other key employees, and their ages as of January 27, 1999, are as follows:

       NAME          AGE                          POSITION(S) HELD
       ----          ---                          ----------------
John E. Martin.....  53     Chairman of the Board and Director
Timothy J. Ryan....  59     President, and Chief Executive Officer and Director
Martin R.            40     Vice Chairman of the Board, Secretary, Chief Coffee Officer
  Diedrich.........         and Director
Peter Churm........  73     Director
Lawrence Goelman...  58     Director
Paul C. Heeschen...  42     Director
Ann Wride..........  37     Vice President and Chief Financial Officer
Dolf Berle.........  36     Vice President of Franchise Development and Operations
Catherine Saar.....  39     Vice President of Marketing and Wholesale Sales

     The principal occupation for the last five years of each director and executive officer of Diedrich Coffee, as well as some other information, is set forth below.

     JOHN E. MARTIN was appointed Chairman of the Board of Directors by the board of directors as of November 17, 1997. From 1983 to 1996, Mr. Martin was Chairman and Chief Executive Officer of Taco Bell Worldwide. From October 1996 to June 1997, Mr. Martin was Chairman of PepsiCo's Casual Dining Division. Mr. Martin is also Chairman of publicly held Easyriders, Inc., a publishing company, and Chairman of Culinary Adventures, a privately held company which owns and operates several restaurants in Southern California. Mr. Martin serves on the board of directors of: Williams Sonoma, Inc., Franchise Mortgage Acceptance Company and The Good Guys! Inc.

     MARTIN R. DIEDRICH has served as an officer and director of Diedrich Coffee since 1985. In April 1997, he became Vice Chairman of the Board and Chief Coffee Officer as well as continuing as Diedrich Coffee's Corporate Secretary. Prior to that time, Mr. Diedrich served as Director of Coffee. In addition, he served as Chairman of the Board from January 1996 to April 1997. Mr. Diedrich is an internationally recognized specialty coffee expert who is a frequent speaker at industry and trade association functions.

     TIMOTHY J. RYAN was appointed as President and Chief Executive Officer by the board of directors effective November 1997. From December 1995 until his retirement in December 1996, Mr. Ryan was president of Sizzler U.S.A., a division of Sizzler International, Inc. of which he was also Senior Vice President. From November 1988 to December 1993, Mr. Ryan was Senior Vice President of Marketing at Taco Bell Worldwide, and from December 1993 to December 1995, he was Senior Vice President of Taco Bell's Casual Dining Division.

     PETER CHURM joined the board of directors in October 1996. He has been Chairman Emeritus of Furon Company since 1992. He served as Chairman of the Board of Furon Company from May 1980 through February 1992 and was President of that company for more than sixteen years prior to that time. He is presently a member of the boards of directors of Furon Company and CKE Restaurants, Inc.

     LAWRENCE GOELMAN was the interim Chief Executive Officer of Diedrich Coffee from March 1997 to November 1997 and has served as a member of the board of directors since October 1996. He assumed the position of Chairman of the Board in March 1997 until he was replaced by John E. Martin on November 17, 1997. Most recently, Mr. Goelman served as President and Chief Executive Officer of Pinnacle Micro, Inc. from May 1996 to December 1996. Mr. Goelman has also been a managing partner of Tremont Partners, Inc. since June 1995. Prior to that, he served as Chairman, President and Chief Executive Officer of CostCare, Inc. for fourteen years. Mr. Goelman also currently serves as a director of Imagyn Medical Technologies, Inc.

     PAUL C. HEESCHEN became a director of Diedrich Coffee in January 1996. For the past five years, Mr. Heeschen has been a principal of Heeschen & Associates, a private investment firm. He is also the sole general partner of D.C.H., L.P. and Redwood Enterprises VII, L.P., and a trustee of the Palm Trust, each of which are stockholders of Diedrich Coffee.

     ANN WRIDE joined Diedrich Coffee in April 1998 as Vice President and Chief Financial Officer. Previously, Ms. Wride was Vice President and Chief Financial Officer of Advantica Restaurant Group Inc.'s Coco's/Carrows Division from May 1996 to March 1998. Prior to joining Advantica, Ms. Wride served as Vice President, Finance of Family Restaurants Inc. where she worked in various capacities since 1989.

     DOLF A. BERLE was appointed Vice President of Franchise Development in May 1998. In addition, Mr. Berle assumed the additional responsibility of Company Operations in June 1998. Prior to joining Diedrich Coffee, Mr. Berle was Senior Director of Operations for Pepsi Restaurants International from July 1997 to May 1998. From September 1996 to June 1997 Mr. Berle was Director of Operations for Taco Bell International. Before joining the international division, Mr. Berle served as Market Manager for Taco Bell in Nashville, Tennessee between June 1994 and August 1996.

     CATHERINE A. SAAR was appointed Vice President of Marketing and Wholesale Sales in July 1998. Ms. Saar was Vice President Marketing and Merchandising for Frame-N-Lens from January 1998 to June

1998. From May 1993 to December 1997, Ms. Saar was Director of Corporate Marketing for Smart and Final, Inc. Prior to this, Ms. Saar held various marketing positions at Taco Bell Corporation.

BOARD COMMITTEES AND MEETINGS

     Diedrich Coffee's board of directors has standing compensation and audit committees. We do not have a standing nominating committee. Instead, the board of directors acts as a committee of the whole with respect to nominations for membership on the board. The members of each committee and the functions performed thereby are described below:

     Audit Committee. The audit committee of the board currently consists of Mr. Churm, Mr. Heeschen and Mr. Goelman, each of whom have been a member of the audit committee since its formation. The audit committee reviews the results and scope of the audit and other services provided by our independent auditors, reviews and evaluates our internal control functions and monitors transactions between Diedrich Coffee and its employees, officers and directors.

     Compensation Committee. The compensation committee of the board consists of Messrs. Churm, Goelman and Heeschen. The compensation committee administers our stock option plans and sets compensation levels for our executive officers.

     During our fiscal year ended January 27, 1999, there were five meetings of the board of directors, one meeting of the audit committee and one meeting of the compensation committee. While a director, each of the current board members attended 100% of the meetings of the board of directors and meetings of the committees on which he served during such period.

DIRECTORS' COMPENSATION

     Directors who are also employees of Diedrich Coffee receive no extra compensation for their service on the board. Non-employee directors receive reimbursement for out-of-pocket expenses incurred in attending board meetings and receive stock option grants under our 1996 Non-Employee Directors Stock Option Plan.

     Under our non-employee directors plan, each non-employee director automatically receives, upon becoming a director, a one-time grant of an option to purchase up to 10,000 shares of Diedrich Coffee common stock. These initial options will vest and become exercisable with respect to 50% of the underlying shares upon the earlier of (1) the first anniversary of the grant date or (2) immediately before the first annual meeting of stockholders following the grant date, if the recipient has remained a non-employee director for the entire period from the grant date to such earlier date, and with respect to the remaining 50% of the underlying shares upon the earlier of (1) the second anniversary of the grant date or (2) immediately before the second annual meeting of stockholders following the grant date, if the recipient has remained a non-employee director for the entire period from the grant date to such earlier date. In addition to an initial grant, each non-employee director will also receive, upon re-election to the board, an automatic grant of an option to purchase up to 5,000 additional shares of our common stock. These additional options will vest and become exercisable upon the earlier of (1) the first anniversary of the grant date or (2) immediately before the annual meeting of stockholders following the grant date, if the recipient has remained a non-employee director for the entire period from the grant date to such earlier date.

     All non-employee director options have a term of ten years and an exercise price equal to the fair market value of Diedrich Coffee common stock on the date of grant. The non-employee directors plan provides that the exercise price may be paid by company loan or withholding of underlying stock, or deferred until completion of broker-assisted exercise and sale transactions. Vesting of non-employee director options accelerates if the recipient of the option ceases to be a director of Diedrich Coffee in connection with a change-in-control. During the fiscal year ended January 27, 1999, options to purchase an aggregate of 15,000 shares of our common stock were issued to non-employee directors according to the terms of the non-employee directors plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the directors and officers of Diedrich Coffee and persons who own more than 10% of our equity securities are required to report their initial ownership of our equity securities and any subsequent changes in that ownership to the Commission and the Nasdaq National Market. Specific due dates for these reports have been established, and we are required to disclose in this document any late filings during the fiscal year ended January 27, 1999. To our knowledge, based solely on our review of the copies of such reports required to be furnished to the company during the fiscal year ended January 27, 1999, all of these reports were timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to compensation paid by Diedrich Coffee during the last three fiscal years to our Chief Executive Officer and our next most highly compensated persons who were serving as executive officers of Diedrich Coffee on January 27, 1999 and whose total annual salary and bonus for fiscal 1999 exceeded $100,000.

                                                                                        LONG-TERM
                                                                           ANNUAL      COMPENSATION
                                                                        COMPENSATION      AWARDS
                                                              FISCAL    ------------   ------------
                                                               YEAR                     SECURITIES
                                                               ENDED                    UNDERLYING
                NAME AND PRINCIPAL POSITION                   JANUARY    SALARY($)      OPTIONS(#)
                ---------------------------                   -------   ------------   ------------
John E. Martin(1)...........................................   1999       $100,000            --
  Chairman of the Board                                        1998         20,385       850,000
                                                               1997             --            --
Timothy J. Ryan(2)..........................................   1999       $200,000            --
  Chief Executive Officer and President                        1998         33,035       600,000
                                                               1997             --            --
Martin R. Diedrich..........................................   1999       $111,692         4,000
  Vice Chairman of the Board, Secretary and Chief Coffee
Officer                                                        1998        100,000            --
                                                               1997        100,000            --
Ann Wride(2)................................................   1999       $122,808        54,000
  Vice President and Chief Financial Officer                   1998             --            --
                                                               1997             --            --
Dolf Berle(3)...............................................   1999       $105,519        54,000
  Vice President of Franchise Development and Operations       1998             --            --
                                                               1997             --            --

---------------
(1) Mr. Martin was appointed Chairman of the Board on November 17, 1997. Accordingly, he did not earn or receive any compensation from Diedrich Coffee before fiscal 1998.

(2) Mr. Ryan was appointed President and Chief Executive Officer on November 17, 1997. Accordingly, he did not earn or receive any compensation from Diedrich Coffee before fiscal 1998.

(3) Ms. Wride joined Diedrich Coffee as Vice President and Chief Financial Officer in April 1998. Accordingly, she did not earn or receive any compensation from Diedrich Coffee until fiscal 1999.

(4) Mr. Berle joined Diedrich Coffee as Vice President of Franchise Development in May 1998. Accordingly, he did not earn or receive any compensation from Diedrich Coffee until fiscal 1999.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding stock options granted to the following executive officers during the fiscal year ended January 27, 1999.

                                                                                               POTENTIAL
                                                  PERCENT OF                              REALIZABLE VALUE AT
                                                    TOTAL                                ASSUMED ANNUAL RATES
                                     NUMBER OF     OPTIONS                                  OF STOCK PRICE
                                     SECURITIES   GRANTED TO                            APPRECIATION FOR OPTION
                                     UNDERLYING   EMPLOYEES    EXERCISE                         TERM(1)
                                      OPTIONS     IN FISCAL      PRICE     EXPIRATION   -----------------------
               NAME                  GRANTED(#)      YEAR      ($/SHARE)      DATE        5%($)        10%($)
               ----                  ----------   ----------   ---------   ----------   ----------   ----------
John E. Martin.....................        --          --           --           --            --           --
Timothy J. Ryan....................        --          --           --           --            --           --
Martin R. Diedrich(2)..............     4,000         2.1%       $7.00      6/23/08      $ 16,209     $ 41,825
Ann Wride(3).......................    50,000        25.9%        5.81      3/25/08       168,169      433,932
                                        4,000         2.1%        7.00      6/23/08        16,209       41,825
Dolf Berle(4)......................    50,000        25.9%        6.25      3/23/08       180,905      466,795
                                        4,000         2.1%        7.00      6/23/08        16,209       41,825

---------------
(1) The potential realizable values listed are based on an assumption that the market price of Diedrich Coffee common stock appreciates at the stated rate, compounded annually, from the date of grant to the expiration date. The 5% and 10% assumed rates of appreciation are determined by the rules of the Commission and do not represent our estimate of the future market price of our common stock.

(2) All of Mr. Diedrich's options were granted pursuant to the 1996 Stock Incentive Option Plan which was approved by our board of directors on June 23, 1998.

(3) 50,000 of Ms. Wride's options were granted pursuant to her employment letter dated April 8, 1998, the terms of which are described under "-- Employment Agreements and Compensatory Arrangements." 4,000 of Ms. Wride's options were granted pursuant to the 1996 Stock Incentive Option Plan.

(4) 50,000 of Mr. Berle's options were granted pursuant to her employment letter dated April 8, 1998, the terms of which are described under "-- Employment Agreements and Compensatory Arrangements." 4,000 of Mr. Berle's options were granted pursuant to the 1996 Stock Incentive Option Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth the number of shares covered by exercisable and unexercisable options held by the following executive officers on January 27, 1999, and the aggregate gains that would have been realized had these options been exercised on January 27, 1999, even though these options were not exercised, and the unexercisable options could not have been exercised, on that date. The following executive officers did not exercise any stock options during fiscal year 1999.

                                        NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                            UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                              FISCAL YEAR END(#)                FISCAL YEAR END($)(1)
                                        -------------------------------    -------------------------------
                 NAME                   EXERCISABLE    UNEXERCISABLE(2)    EXERCISABLE    UNEXERCISABLE(2)
                 ----                   -----------    ----------------    -----------    ----------------
John E. Martin........................    550,000          300,000          $198,000            --
Timothy J. Ryan.......................    250,000          350,000            47,000            --
Martin Diedrich.......................         --            4,000                --            --
Ann Wride.............................         --           54,000                --            --
Dolf Berle............................         --           54,000                --            --

---------------
(1) These amounts represent the difference between the exercise price of the in-the-money options and the market price of Diedrich Coffee common stock on January 27, 1999. The closing price of our common stock on that day on the Nasdaq National Market was $4.44. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

(2) Future exercisability is subject to a number of factors, including, but not limited to, the optionee remaining employed by Diedrich Coffee.

1996 STOCK INCENTIVE PLAN

     In July 1996, we adopted the 1996 Stock Incentive Plan, which authorized the granting of a variety of stock-based incentive awards, including incentive and nonstatutory stock options. The purpose of the incentive plan is to promote the interests of Diedrich Coffee and our stockholders by using investment interests in Diedrich Coffee to attract, retain and motivate its management and other persons, to encourage and reward their contributions to the performance of Diedrich Coffee and to align their interests with the interests of our stockholders. A total of 775,000 shares have been reserved for issuance under the incentive plan. The incentive plan is administered by the compensation committee of the board of directors, who determine the recipients and terms of the awards granted. The compensation committee is comprised of disinterested directors. The disinterested directors are eligible only to receive automatic nondiscretionary awards under the 1996 Non-Employee Directors Stock Option Plan described below. Under the incentive plan, options to purchase common stock may be granted with an exercise price below market value of such stock on the grant date. No such below market options have been granted.

     The board of directors or the compensation committee may amend, suspend or terminate the incentive plan at any time. Only the compensation committee, however, may take actions affecting the selection of award recipients or the timing, pricing and amounts of any awards. In addition, the maximum number of shares that may be sold or issued under the incentive plan may be increased and the class of persons eligible to participate in the incentive plan may be altered only with the approval of our stockholders. With respect to all other amendments to the incentive plan, the board may, in its discretion, determine that the amendment shall only become effective upon approval by our stockholders. If the board determines that stockholder approval may be advisable, such as for the purpose of obtaining or retaining any statutory or regulatory benefits under federal or state securities laws, federal or state tax laws, or for the purpose of satisfying applicable stock exchange listing requirements.

1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     In July 1996, we adopted the 1996 Non-Employee Directors Stock Option Plan, which authorizes the granting of non-qualified stock options to disinterested directors. The purpose of the directors plan is to promote the interests of Diedrich Coffee and our stockholders by using investment interests in Diedrich Coffee to attract and retain highly qualified independent directors. A total of 125,000 shares have been reserved for issuance under the directors plan. Pursuant to the directors plan, each non-employee director automatically receives an initial, one-time grant of an option to purchase up to 10,000 shares of Diedrich Coffee common stock. In addition to the initial grant, each non-employee director will also receive, upon each re-election to our board, an automatic grant of an option to purchase up to 5,000 additional shares of our common stock. The initial grant vests over two years. The automatic re-election grant vests immediately prior to the next annual meeting of stockholders. All disinterested employee director options have a term of ten years and an exercise price equal to the fair market value of our common stock on the date of grant.

1997 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN AND AGREEMENT

     In April 1997, the disinterested directors on the board of directors adopted and approved the 1997 Non-Employee Directors' Stock Option Plan and Agreement to recognize and compensate the disinterested directors for their service to Diedrich Coffee above and beyond normal requirements. Pursuant to that plan, one-time grants of options to purchase up to 10,000 shares of our common stock were granted to each of Mr. Churm and Mr. Heeschen. These options vested on April 25, 1998, twelve months after they were granted. No additional options are available for grant under the 1997 Non-Employee Directors Stock Option Plan and Agreement.

EMPLOYMENT AGREEMENTS AND COMPENSATORY ARRANGEMENTS

  John E. Martin

     On November 17, 1997, John E. Martin entered into a letter agreement with Diedrich Coffee appointing him as a director and as Chairman of the Board. The agreement provides for a base salary of $100,000 per year for so long as Mr. Martin continues as Chairman of the Board. Mr. Martin is not to receive employee benefits nor any other compensation to which he would otherwise be entitled for serving on the board and he may be terminated at the discretion of the board at any time with or without reason. We have agreed to employ a full-time executive assistant on his behalf with an annual salary not to exceed $72,000 per year. We have also agreed (1) to reimburse Mr. Martin for all reasonable and necessary travel and other business expenses incurred in connection with the performance of services under the agreement; (2) to enter into an indemnification agreement with Mr. Martin in the form provided to each of our other directors and executive officers; and (3) to reimburse Mr. Martin for reasonable legal and accounting fees incurred in connection with the negotiation and execution of the agreement in an amount not to exceed $10,000. Finally, the agreement recognizes that Mr. Martin's other business interests relate to restaurants and provides that we waive any rights or claims to other business opportunities involving the restaurant business which may become available to Mr. Martin, other than opportunities involving the coffeehouse business or other businesses in which the principal activity involves the sale of coffee and coffee beverages.

     On November 17, 1997, Mr. Martin also entered into a stock option plan and agreement with Diedrich Coffee. Mr. Martin's option agreement was approved by our stockholders at a special meeting held on January 22, 1998. Mr. Martin was granted options to purchase an aggregate of 850,000 shares of Diedrich Coffee common stock for the purpose of encouraging and rewarding Mr. Martin's contributions to the performance of the company and to align Mr. Martin's interests with the interests of the stockholders. The options granted to Mr. Martin are exercisable, at the following exercise prices:

     (1) 450,000 shares of common stock at an exercise price of $4.00 per share;

     (2) 100,000 shares of common stock at an exercise price of $5.00 per share;

     (3) 150,000 shares of common stock at an exercise price of $8.00 per share; and

     (4) 150,000 shares of common stock at an exercise price of $10.00 per share.

     All of the options granted to Mr. Martin become exercisable on the earlier of May 15, 2002 or as soon as the closing price of our common stock on the Nasdaq National Market exceeds the respective exercise price for at least seven trading days in any period of ten consecutive trading days. All options are to terminate if unexercised on November 17, 2002 or, if Mr. Martin resigns from Diedrich Coffee or we terminate Mr. Martin's employment for cause, the options will become unexercisable within sixty days. Only Mr. Martin is eligible to receive options under his option agreement and the options are not transferable or assignable. Subject to the discretion of the compensation committee of the board of directors, Mr. Martin may pay the exercise price for his options with cash or by delivery of shares of Diedrich Coffee common stock with a value equal to the exercise price or through a combination of cash and shares.

  Timothy J. Ryan

     On November 17, 1997, Timothy J. Ryan entered into a two-year employment agreement with Diedrich Coffee as our President and Chief Executive Officer. The agreement provides for an annual salary of $200,000 per year, a discretionary performance bonus which may be awarded by the compensation committee after twelve months of employment (not to initially exceed 25% of Mr. Ryan's base salary), and employee benefits that include three weeks annual vacation leave, reimbursement for all reasonable and necessary travel and other business expenses incurred in connection with the performance of services under the agreement, and the payment of a monthly car allowance of $600.00. The employment agreement may be terminated before the completion of two years in the event of Mr. Ryan's sustained incapacity as defined in the agreement or by us for cause as defined in the agreement. Mr. Ryan may also be terminated for any other reason, however, in such event, Mr. Ryan will be entitled to receive a severance payment equal to fifty percent of his base salary.

     On November 17, 1997, Mr. Ryan also entered into a stock option plan and agreement with Diedrich Coffee. Mr. Ryan's option agreement was approved by our stockholders at a special meeting held on January 22, 1998. Mr. Ryan was granted options to purchase an aggregate of 600,000 shares of Diedrich Coffee common stock for the purpose of encouraging and rewarding Mr. Ryan's contributions to the performance of the company and to align Mr. Ryan's interests with the interests of the stockholders. The options granted to Mr. Ryan are exercisable, at the following exercise prices:

     (1) 50,000 shares of common stock at an exercise price of $3.50 per share;

     (2) 75,000 shares of common stock at an exercise price of $4.50 per share;

     (3) 125,000 shares of common stock at an exercise price of $5.00 per share;

     (4) 175,000 shares of common stock at an exercise price of $8.00 per share; and

     (5) 175,000 shares of common stock at an exercise price of $10.00 per share.

     The options become exercisable on the earlier of May 15, 2002 or upon the satisfaction of two conditions: (1) the options having vested pursuant to a vesting schedule set forth in the agreement, and (2) after the date of the agreement, the closing price of the common stock on the Nasdaq National Market shall have exceeded the option price per share for at least seven trading days in any period of ten consecutive trading days. All options are to terminate if unexercised on November 17, 2002 or, if Mr. Ryan resigns from Diedrich Coffee without good cause or we terminate Mr. Ryan's employment for cause, the options will become unexercisable within sixty days. Only Mr. Ryan is eligible to receive options under the his option agreement and the options are not transferable or assignable. Subject to the discretion of the compensation committee of the board of directors, Mr. Ryan may pay the exercise price for his options with cash or by delivery of shares of Diedrich Coffee common stock with a value equal to the exercise price or through a combination of cash and shares.

  Martin R. Diedrich

     Martin R. Diedrich entered into a new employment agreement with Diedrich Coffee, which appointed Mr. Diedrich as Diedrich Coffee's Chief Coffee Officer beginning as of June 29, 1998. The term of the agreement is three years. The agreement provides for a base salary of $120,000 per annum, increasing to $140,000 per annum beginning in the second year of the agreement, and to $160,000 in the third year. Mr. Diedrich receives employee benefits consistent with the company's policies for other senior executives.

  Ann Wride

     In April 1998, Ann Wride entered into an employment agreement with Diedrich Coffee appointing her Vice President and Chief Financial Officer. The agreement provides for a base salary of $155,000 per annum and an annual incentive bonus of up to 25% of base salary based on the company's performance and Ms. Wride's performance against objectives approved by the board. If terminated without cause, Ms. Wride is entitled to six months salary as severance compensation. Ms. Wride also received options to purchase up to 50,000 shares of Diedrich Coffee common stock at an exercise price of $5.8125 vesting over two years. Ms. Wride receives employee benefits consistent with the company's policies from other senior executives.

  Dolf Berle

     In April 1998, Dolf Berle entered into an employment agreement with Diedrich Coffee appointing him Vice President of Franchise Development. The agreement provides for a base salary of $155,000 per annum and an annual incentive bonus of up to 25% of base salary based on the company's performance and Mr. Berle's performance against objectives approved by the board. If terminated without cause, Mr. Berle is entitled to six months salary as severance compensation. Mr. Berle also received options to purchase up to 50,000 shares of Diedrich Coffee common stock at an exercise price of $6.25 vesting over two years. According to the terms of the employment agreement, Mr. Berle was also granted 10,000 stock options annually for each of the five years following the end of the two-year vesting period of the initial grant. The exercise price of those options will be the date of the annual grant. Mr. Berle receives employee benefits consistent with the company's policies from other senior executives.

  Catherine Saar

     On June 11, 1998, Catherine Saar entered into an employment agreement with Diedrich Coffee appointing her Vice President, Marketing. The agreement provides for a base salary of $120,000 per annum and an annual incentive bonus of up to 25% of base salary based on the company's performance and Ms. Saar's performance against objectives approved by the board. If terminated without cause, Ms. Saar is entitled to four months salary as severance compensation. Ms. Saar also received options to purchase up to 20,000 shares of Diedrich Coffee common stock at an exercise price of $7.75 vesting over two years. Ms. Saar is eligible for subsequent option grants. Ms. Saar receives employee benefits consistent with the company's policies for other senior executives.

REPORT OF THE COMPENSATION COMMITTEE

     The compensation committee consists of Messrs. Churm, Goelman and Heeschen. The compensation committee administers our stock option plans and sets compensation levels for our executive officers. The company's executive compensation policies and programs are designed to:

        - provide competitive levels of overall compensation that will attract and retain the best executive talent in the industry;

        - motivate executive officers to perform at their highest level;

        - align executive officer and stockholder interests to create stockholder value; and

        - reward executive officers for achievement of corporate and individual objectives.

     To achieve these goals, the compensation committee and the board of directors have established an executive compensation program consisting primarily of three integrated components: base salary, annual bonus and stock options.

     Base Salary. Base salaries for executive officers are set by the compensation committee after considering factors such as competitive environment, experience level, position, responsibility and overall contribution of the executive. Base salaries for the executive officers were established in their respective employment agreements.

     Annual Bonus. All executive officers, including the Chief Executive Officer, are eligible to receive an annual bonus. The employment agreements for the executive officers provide for discretionary performance bonuses based upon the company's performance and the respective executive officer's contribution thereto. The board awarded annual bonuses to sixteen employees, including three of the executive officers, for the fiscal year ended January 27, 1999, because of outstanding performance by such persons during the year. These bonuses were paid after the fiscal year ended January 27, 1999, but related to performance during the fiscal year.

     Stock Options. The third component of the compensation program for executive officers is in the form of stock option awards. Diedrich Coffee's 1996 Stock Incentive Plan provides for long-term incentive compensation for Diedrich Coffee employees, including executive officers. Stock option awards align the interests of executive officers with those of stockholders by providing an equity interest in the company, thereby providing incentive for the executive officers to maximize stockholder value. Option awards directly tie executive compensation to the value of Diedrich Coffee common stock. The compensation committee is responsible for determining, subject to the terms of the 1996 Stock Incentive Plan, the individuals to whom grants are made, the timing of grants and the number of shares per grant. The number of shares are determined based upon the individual's position in the company, competitive company practices and the number of unvested shares already held by the individual. Stock options are generally granted with an exercise price equal to the fair market value of Diedrich Coffee common stock on the date of grant. During fiscal 1999, the compensation committee granted stock options to approximately 76 employees. This was a wider employee base than in past years. The goal of the compensation committee was to ensure employees were focused on increasing stockholder value. The group included the majority of corporate office employees as well as general managers and assistant managers at the coffeehouse level.

     Chief Executive Officer. In November 1997, Diedrich Coffee entered into an employment agreement as well as a stock option plan and agreement with Mr. Ryan. Our stockholders approved the stock option plan and agreement at a special meeting called for that purpose on January 22, 1998. The terms of Mr. Ryan's employment agreement and stock option plan and agreement were previously described above. The process of establishing the Chief Executive Officer's compensation parallels the process and criteria used in establishing compensation levels for other executive officers. There were no changes made during the fiscal year ended January 27, 1999 to Mr. Ryan's employment agreement or his compensation package.

     Policy with Respect to Internal Revenue Code Section 162(m). In 1993, the Internal Revenue Code was amended to add Section 162(m). Section 162(m) and the regulations thereunder place a limit of $1 million on the amount of compensation that may be deducted by Diedrich Coffee in any year with respect to certain of our most highly compensated officers. Section 162(m) does not, however, disallow a deduction for qualified "performance-based compensation," the material terms of which are disclosed to and approved by stockholders. At the present time, our executive officer compensation levels, other than "perform once-based compensation," do not exceed $1 million. The compensation committee and the board of directors plan to take such actions in the future to minimize the loss of tax deductions related to compensation as they deem necessary and appropriate in light of specific compensation objectives.

                                          Respectfully submitted,

                                          Peter Churm
                                          Paul C. Heeschen
                                          Lawrence Goelman

COMPENSATION COMMITTEE INTERLOCKS

     During the fiscal year ended January 27, 1999, the compensation committee of Diedrich Coffee's board of directors consisted of Mr. Churm, Mr. Goelman and Mr. Heeschen. No member of the compensation committee was, at any time during the fiscal year ended January 27, 1999 or at any other time, an officer or employee of Diedrich Coffee. There are no compensation committee interlocks between Diedrich Coffee and other entities involving our executive officers and board members who serve as executive officers or board members of such other entities.

STOCK PERFORMANCE GRAPH

     The following graph shows a comparison of the cumulative total returns for the period beginning on September 12, 1996, the date Diedrich Coffee common stock was first publicly traded, and ending on January 27, 1999 for:

     - Diedrich Coffee common stock;

     - the Total Return Index for the Nasdaq National Market (U.S. companies);
       and

     - the Total Return Index for Nasdaq Retail Trade Stocks.

     Each of the above assumes an initial value of $100 and reinvestment of dividends. Although the graph would normally cover a five-year period, our common stock has been publicly traded only since September 12, 1996, so the graph begins on that date. The comparisons in the graph are required by the Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

                                                         RETAIL                      NASDAQ                       DDRX
                                                         ------                      ------                       ----
'9/12/96'                                                100.00                      100.00                      100.00
'10/30/96'                                                98.41                      102.88                       97.62
'1/29/97'                                                 97.34                      116.09                       80.95
'4/30/97'                                                 88.70                      107.83                       25.00
'7/30/97'                                                107.69                      136.25                       27.38
'10/29/97'                                               111.49                      137.99                       26.79
'1/28/98'                                                114.79                      139.16                       59.52
'4/29/98'                                                134.05                      159.67                       76.19
'7/29/98'                                                131.19                      161.73                       64.89
'10/28/98'                                               108.69                      150.99                       40.48
'1/27/99'                                                136.62                      209.69                       42.27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the number of shares of Diedrich Coffee common stock beneficially owned as of April 7, 1999, by each person known by us to beneficially own 5% or more of our common stock, by each of the directors, by each of the executive officers named in the summary compensation table, and by all directors and executive officers of Diedrich Coffee as a group. On April 7, 1999, there were 6,173,538 shares of common stock outstanding. Unless otherwise stated, and except for voting and investment powers held jointly with a person's spouse, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. All information with respect to beneficial ownership is based on filings made by the respective beneficial owners with the Commission or information provided to us by such beneficial owners.

                      NAME AND ADDRESS                            AMOUNT AND NATURE         PERCENT OF
                   OF BENEFICIAL OWNER(1)                     OF BENEFICIAL OWNERSHIP(2)      CLASS
                   ----------------------                     --------------------------    ----------
D.C.H., L.P.................................................          1,473,197(3)             23.9%
  450 Newport Center Drive
  Suite 450
  Newport Beach, CA 92660
Amre A. Youness.............................................            430,958(4)              6.6%
  301 North Lake Avenue
  Suite 910
  Pasadena, CA 91101
Cosleno, Inc. ..............................................            340,000(5)              5.2%
  3753 Howard Hughes Parkway
  Suite 200
  Las Vegas, NV 89109
Dolf A. Berle...............................................             25,000(6)                *
Peter Churm.................................................             45,000(7)                *
Martin Diedrich.............................................            655,107                10.6%
Lawrence Goelman............................................            112,700(8)              1.8%
Paul C. Heeschen............................................          1,786,480(9)             28.8%
Steven A. Lupinacci.........................................            309,061(10)             5.0%
John E. Martin..............................................          1,258,533(11)            17.9%
Timothy J. Ryan.............................................            629,367(12)             9.3%
Ann Wride...................................................             25,000(13)               *
All directors and executive officers as a group (8
  persons)..................................................          4,537,187(14)            58.0%

---------------
  *  Less than 1%

 (1) Unless otherwise indicated, the address of each person in this table is c/o Diedrich Coffee, 2144 Michelson Dr., Irvine, California 92612.

 (2) Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of April 7, 1999 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage owned by each other stockholder listed. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

 (3) Paul C. Heeschen, a director of Diedrich Coffee, is the sole general partner of this limited partnership with voting and investment power as to all shares beneficially owned by the limited partnership.

 (4) Pursuant to Schedule 13D filed with the Commission and dated as of October 14, 1997, includes 340,000 shares that are subject to warrants exercisable within 60 days of which he has shared voting and dispositive power with Cosleno, Inc.

 (5) Pursuant to Schedule 13D as filed with the Commission and dated as of October 14, 1997, Cosleno, Inc. and Amre A. Youness, who is the sole stockholder of Cosleno, Inc., have shared voting and dispositive power of the 340,000 shares that are subject to warrants exercisable within 60 days.

 (6) Includes 25,000 shares subject to options that are exercisable within 60 days.

 (7) Includes 25,000 shares subject to options that are exercisable within 60 days.

 (8) Includes 100,000 shares subject to options that are exercisable within 60 days. This number does not include 85,000 shares held by the Virginia R. Cirica Trust. Ms. Cirica is Mr. Goelman's wife. Mr. Goelman disclaims any beneficial interest in the Virginia R. Cirica Trust, except to the extent to which Mr. Goelman is a contingent beneficiary under the terms of that trust.

 (9) Includes 1,473,197 shares beneficially owned by D.C.H., L.P. and 255,914 shares beneficially owned by Redwood Enterprises VII, L.P. Mr. Heeschen is the sole general partner of each of these partnerships with voting and investment power as to all of such shares. Also includes 25,000 shares held personally by Mr. Heeschen subject to options that are exercisable within 60 days and 25,000 shares purchased on the open market by the Palm Trust, of which Mr. Heeschen is a trustee with shared voting and investment power as to all of such shares.

(10) Mr. Lupinacci resigned as Chief Executive Officer, President and Chief Financial Officer effective March 12, 1997.

(11) Includes 850,000 shares subject to options that are exercisable within 60 days.

(12) Includes 600,000 shares subject to options that are exercisable within 60 days.

(13) Includes 25,000 shares subject to options that are exercisable within 60 days.

(14) Includes 1,650,000 shares subject to options that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 6, 1999, Diedrich Coffee entered into a $1,000,000 loan agreement and security agreement with Amre Youness, a former director of Diedrich Coffee and the beneficial owner of approximately 6.6% of the outstanding shares of Diedrich Coffee common stock. Under the loan agreement, all outstanding principal and interest is due and payable on April 6, 2000. The loan is secured by the assets of Diedrich Coffee with interest accruing and paid monthly at the prime rate plus 3%. In connection with the loan agreement, we issued warrants to Mr. Youness to purchase 70,000 shares of Diedrich Coffee's common stock at a price of $5.625 per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS.
       The financial statements required to be filed hereunder are set forth at the end of this document beginning on page F-1.

2. EXHIBITS.

     2.1   Form of Agreement and Plan of Merger by and between Diedrich
           Coffee, a California corporation, and Diedrich Coffee, Inc., a Delaware corporation(1)
     2.2 Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People(2)
     3.1   Certificate of Incorporation of the company(1)
     3.2   Bylaws of the company(1)
     4.1   Purchase Agreement for Series A Preferred Stock dated as of
           December 11, 1992 by and among Diedrich Coffee, Martin R.
           Diedrich, Donald M. Holly, SNV Enterprises and D.C.H.,
           L.P.(1)
     4.2   Purchase Agreement for Series B Preferred Stock dated as of
           June 29, 1995 by and among Diedrich Coffee, Martin R.
           Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P.
           and Diedrich Partners I, L.P.(1)
     4.3   Specimen Stock Certificate(1)
     4.4 Form of Conversions Agreement in connection with the conversion of Series A and Series B Preferred Stock into
           Common Stock(1)
     4.5   Form of Lock-up Letter Agreement among The Second Cup, Ltd.
           and Diedrich Coffee, Inc.(3)
     4.6   Voting Agreement and Irrevocable Proxy dated as of March 16,
           1999 by and among Diedrich Coffee, Inc., D.C.H., L.P., Peter
           Churm, Martin R. Diedrich, Lawrence Goelman, Paul C.
           Heeschen, John E. Martin, Timothy J. Ryan, and Second Cup
           USA Holdings Ltd.(3)
    10.1   Form of Indemnification Agreement(1)
    10.2   Diedrich Coffee 1996 Stock Incentive Plan(1)
    10.3   Diedrich Coffee 1996 Non-Employee Directors Stock Option
           Plan(1)
    10.4 Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars,
           Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(1)
    10.5   Separation agreement dated May 13, 1997 between Steven A.
           Lupinacci and Diedrich Coffee, Inc.(4)
    10.6   Letter agreement by and between the Company and John E.
           Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997(5)
    10.7 Stock Option Plan and Agreement by and between the Company and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of the Common Stock of the Company, dated as of November 17, 1997(5)
    10.8 Common Stock Purchase Agreement by and between the Company and John E. Martin under which Mr. Martin agrees to purchase
           333,333 shares of the Common Stock of the Company, dated as of November 17, 1997(5)
    10.9   Employment Agreement by and between the Company and Timothy
           J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997(5)
    10.10 Stock Option Plan and Agreement by and between the Company and Timothy J. Ryan granting Mr. Ryan the option to purchase up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997(5)
    10.11 Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase
           16,667 shares of the Common Stock of the Company, dated as of November 17, 1997 (5)
    10.12 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)

    10.13  Form of Term Loan Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)
    10.14  Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)
    10.15  Form of Warrant Agreement made in favor of Nuvrty, Inc., the
           Ocean Trust and the Grandview Trust (6)
    10.16  Form of Intercreditor Agreement made in favor of Nuvrty,
           Inc., the Ocean Trust and the Grandview Trust (6)
    10.17  Form of Common Stock and Option Purchase Agreement with
           Franchise Mortgage Acceptance Company dated as of April 3,
           1998 (7)
    10.18  Separation and Release Agreement dated January 28, 1998 with
           Kerry W. Coin (7)
    10.19  Employment Agreement with Ann Wride dated April 8, 1998 (8)
    10.20  Employment Agreement with Dolf Berle dated April 8, 1998 (9)
    10.21  Employment Agreement with Catherine Saar dated June 11, 1998
           (9)
    10.22  Form of Franchise Agreement (10)
    10.23  Form of Area Development Agreement (10)
    10.24  Employment Agreement with Martin Diedrich dated June 29,
           1998 (3)
    11.1   Statement re: Computation of Per Share Earnings *
    21.1   List of Subsidiaries (3)
    24.1   Power of Attorney (contained on signature page of this
           document)
    27.1   Financial Data Schedule *

---------------
  *  Filed herewith

 (1) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-1(No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

 (2) Previously filed as Appendix A to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

 (3) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

 (4) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended April 30, 1997, filed with the Securities and Exchange Commission on June 13, 1997.

 (5) Previously filed as an exhibit to Diedrich Coffee's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1997.

 (6) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

 (7) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K for the fiscal year ended January 28, 1998.

 (8) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended April 29, 1998, filed with the Securities and Exchange Commission on June 11, 1998.

 (9) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended July 29, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

(10) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended October 28, 1998, filed with the Securities and Exchange Commission on December 11, 1998.

 (b) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIEDRICH COFFEE, INC.

April 27, 1999                            By:      /s/ TIMOTHY J. RYAN
                                            ------------------------------------
                                            Timothy J. Ryan
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     Each director and/or officer of Diedrich Coffee whose signature appears below hereby constitutes and appoints TIMOTHY J. RYAN and ANN WRIDE as the true and lawful attorneys-in-fact and agents for the undersigned, acting together or alone, with full powers of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign and file any and all amendments and exhibits to this Report on Form 10-K, and any and all applications and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, acting together or alone, full powers and authority to do and perform each and every act and thing requisite and necessary or desirable to be done, hereby ratifying and confirming all that said attorneys-in-fact and agents, acting together or alone, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----

             /s/ JOHN E. MARTIN                  Chairman of the Board                  April 27, 1999
---------------------------------------------
               John E. Martin

             /s/ TIMOTHY J. RYAN                 President, Chief Executive Officer     April 27, 1999
---------------------------------------------    and Director (Principal Executive
               Timothy J. Ryan                   Officer)

                /s/ ANN WRIDE                    Vice President and Chief Financial     April 27, 1999
---------------------------------------------    Officer (Principal Financial and
                  Ann Wride                      Accounting Officer)

           /s/ MARTIN R. DIEDRICH                Chief Coffee Officer, Vice Chairman    April 27, 1999
---------------------------------------------    of the Board of Directors and
             Martin R. Diedrich                  Secretary

            /s/ LAWRENCE GOELMAN                 Director                               April 27, 1999
---------------------------------------------
              Lawrence Goelman

               /s/ PETER CHURM                   Director                               April 27, 1999
---------------------------------------------
                 Peter Churm

            /s/ PAUL C. HEESCHEN                 Director                               April 27, 1999
---------------------------------------------
              Paul C. Heeschen

                             DIEDRICH COFFEE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Balance Sheets..............................................  F-3
Statements of Operations....................................  F-4
Statements of Stockholders' Equity..........................  F-5
Statements of Cash Flows....................................  F-6
Notes to Financial Statements...............................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders'
Diedrich Coffee, Inc.:

     We have audited the accompanying balance sheets of Diedrich Coffee, Inc. as of January 27, 1999 and January 28, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended January 27, 1999, January 28, 1998 and January 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. as of January 27, 1999 and January 28, 1998, and the results of its operations and its cash flows for the years ended January 27, 1999, January 28, 1998 and January 29, 1997, in conformity with generally accepted accounting principles.

                                      /s/ KPMG LLP

Orange County, California
March 26, 1999, except the
second paragraph of note 13
which is April 6, 1999

                             DIEDRICH COFFEE, INC.

                                 BALANCE SHEETS

                                ASSETS (NOTE 5)

                                                              JANUARY 27,     JANUARY 28,
                                                                  1999            1998
                                                              ------------    ------------
Current Assets:
  Cash......................................................  $  1,200,861    $  1,408,161
  Accounts receivable, less allowance for doubtful accounts
     of $29,438 and $22,134.................................       263,651         181,628
  Note receivable...........................................       100,000              --
  Inventories (Note 2)......................................     1,279,436       1,375,119
  Prepaid expenses..........................................       188,993         157,393
  Income taxes receivable...................................        17,686          42,528
                                                              ------------    ------------
       Total current assets.................................     3,050,627       3,164,829
Property and equipment, net (Note 3)........................     9,119,859      10,104,843
Costs in excess of net assets acquired, net (Note 4)........       329,086         389,651
Other assets................................................       236,880         289,103
                                                              ------------    ------------
                                                              $ 12,736,452    $ 13,948,426
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of obligations under capital leases
     (Note 6)...............................................  $    169,488    $    168,139
  Accounts payable..........................................     1,415,067       1,204,366
  Accrued compensation......................................       970,034         716,742
  Accrued expenses (Note 7).................................     1,039,097       1,796,869
  Restructuring charge (Note 10)............................       112,400         237,320
                                                              ------------    ------------
       Total current liabilities............................     3,706,086       4,123,436
Obligations under capital lease -- long-term (Note 6).......       283,106         317,292
Long term debt (Note 5).....................................     2,500,000       2,500,000
Deferred rent...............................................       219,865         172,231
                                                              ------------    ------------
       Total liabilities....................................     6,709,057       7,112,959
                                                              ------------    ------------
Stockholders' Equity:
  Common stock, $.01 par value; authorized 25,000,000
     shares; issued and outstanding 6,167,313 shares at
     January 27, 1999 and 5,741,650 at January 28, 1998.....        61,674          57,417
  Additional paid-in capital................................    18,708,032      16,928,546
  Accumulated deficit.......................................   (12,742,311)    (10,150,496)
                                                              ------------    ------------
       Total stockholders' equity...........................     6,027,395       6,835,467
       Commitments and contingencies (Note 6)
                                                              ------------    ------------
                                                              $ 12,736,452    $ 13,948,426
                                                              ============    ============

See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.

                            STATEMENTS OF OPERATIONS

                                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                      JANUARY 27,    JANUARY 28,    JANUARY 29,
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net Sales:
  Retail............................................  $21,248,462    $20,759,993    $18,117,720
  Wholesale and other...............................    2,766,741      2,221,704      1,694,686
  Franchise area development fees...................      200,000             --             --
                                                      -----------    -----------    -----------
       Total........................................   24,215,203     22,981,697     19,812,406
                                                      -----------    -----------    -----------
Cost and Expenses:
  Cost of sales and related occupancy costs.........   10,955,197     11,457,612      9,263,286
  Store operating expenses..........................    8,935,644     10,447,349      8,279,621
  Other operating expenses..........................      634,124        289,867        240,227
  Depreciation and amortization.....................    1,941,020      1,785,271      1,053,770
  Provision for asset impairment and restructuring
     costs..........................................           --      3,902,332             --
  General and administrative expenses...............    4,013,809      4,005,853      2,003,483
                                                      -----------    -----------    -----------
       Total........................................   26,479,794     31,888,284     20,840,387
                                                      -----------    -----------    -----------
Operating (loss) income.............................   (2,264,591)    (8,906,587)    (1,027,981)
Interest expense....................................     (384,544)      (182,135)      (189,549)
Interest and other (expense) income.................       90,517        (23,239)       103,718
                                                      -----------    -----------    -----------
Loss before income taxes............................   (2,558,618)    (9,111,961)    (1,113,812)
Income tax provision (benefit)......................        3,690            800       (128,107)
                                                      -----------    -----------    -----------
Net loss............................................  $(2,562,308)   $(9,112,761)   $  (985,705)
                                                      ===========    ===========    ===========
Net loss per share -- basic & diluted:..............  $     (0.43)   $     (1.69)   $     (0.22)
                                                      ===========    ===========    ===========
  Weighted average shares outstanding...............    5,934,287      5,392,609      4,414,000
                                                      ===========    ===========    ===========

See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                             SERIES A PREFERRED        SERIES B PREFERRED
                                   STOCK                     STOCK                COMMON STOCK
                           ----------------------   ------------------------   -------------------     ADDITIONAL      ACCUMULATED
                             SHARES      AMOUNT       SHARES       AMOUNT       SHARES     AMOUNT    PAID IN CAPITAL     DEFICIT
                           ----------   ---------   ----------   -----------   ---------   -------   ---------------   ------------
Balance, January 31,
  1996...................   1,000,000   $ 800,000    1,608,568   $ 2,225,813   1,183,082   $11,831     $   318,867     $   (52,030)
Initial public offering,
  net....................          --          --           --            --   1,600,000    16,000      12,563,452              --
Conversion of Series A
  and B preferred
  stock..................  (1,000,000)   (800,000)  (1,608,568)   (2,225,813)  2,608,568    26,086       2,999,727              --
Net loss for the year....          --          --           --            --          --        --              --        (985,705)
                           ----------   ---------   ----------   -----------   ---------   -------     -----------     ------------
Balance, January 29,
  1997...................          --          --           --            --   5,391,650    53,917      15,882,046      (1,037,735)
Common stock issued......          --          --           --            --     350,000     3,500       1,046,500              --
Net loss for the year....          --          --           --            --          --        --              --      (9,112,761)
                           ----------   ---------   ----------   -----------   ---------   -------     -----------     ------------
Balance, January 28,
  1998...................          --          --           --            --   5,741,650    57,417      16,928,546     (10,150,496)
Common stock issued......          --          --           --            --     200,000     2,000       1,273,000              --
Exercise of options and
  warrants...............          --          --           --            --     225,663     2,257         476,979              --
Amortization of
  options................          --          --           --            --          --        --          29,507         (29,507)
Net loss for the year....          --          --           --            --          --        --              --      (2,562,308)
                           ----------   ---------   ----------   -----------   ---------   -------     -----------     ------------
Balance, January 27,
  1999...................          --   $      --           --   $        --   6,167,313   $61,674     $18,708,032     $(12,742,311)
                           ==========   =========   ==========   ===========   =========   =======     ===========     ============


                              TOTAL
                           -----------
Balance, January 31,
  1996...................  $ 3,304,481
Initial public offering,
  net....................   12,579,452
Conversion of Series A
  and B preferred
  stock..................           --
Net loss for the year....     (985,705)
                           -----------
Balance, January 29,
  1997...................   14,898,228
Common stock issued......    1,050,000
Net loss for the year....   (9,112,761)
                           -----------
Balance, January 28,
  1998...................    6,835,467
Common stock issued......    1,275,000
Exercise of options and
  warrants...............      479,236
Amortization of
  options................           --
Net loss for the year....   (2,562,308)
                           -----------
Balance, January 27,
  1999...................  $ 6,027,395
                           ===========

See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.

                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                           JANUARY 27, 1999   JANUARY 28, 1998   JANUARY 29, 1997
                                                           ----------------   ----------------   ----------------
Cash flows from operating activities:
  Net (loss) income......................................    $(2,562,308)       $(9,112,761)       $  (985,705)
  Adjustments to reconcile net (loss) income to cash
    (used in) provided by operating activities:
    Depreciation and amortization........................      1,941,020          1,785,271          1,053,770
    Deferred income taxes................................             --                 --             48,192
    Restructuring charge.................................             --            987,590
    Impairment on long-lived assets......................             --          2,203,217
    Changes in operating assets and liabilities:
      Accounts and notes receivable......................       (182,023)            28,735            (75,790)
      Inventories........................................         95,683            150,804           (969,652)
      Prepaid expenses...................................        (31,600)            27,670            (78,696)
      Income taxes receivable............................         24,842            242,544           (272,182)
      Other assets.......................................         12,392             26,637           (121,881)
      Accounts payable...................................        210,701           (595,926)         1,164,864
      Accrued compensation...............................        165,614            186,971            232,137
      Accrued expenses...................................        (73,236)         1,562,055            136,250
      Income taxes payable...............................             --                 --            (51,235)
      Deferred rent......................................         47,634             17,847             33,240
                                                             -----------        -----------        -----------
  Net cash (used in) provided by operating activities....       (351,281)        (2,489,346)           113,312
                                                             -----------        -----------        -----------
  Cash flows from investing activities:
    Capital expenditures for property and equipment......     (1,672,076)        (1,724,397)        (7,813,263)
    Disposal of property and equipment...................        148,785
    Acquisition of coffeehouses..........................             --                 --         (1,916,000)
                                                             -----------        -----------        -----------
    Net cash (used in) investing activities..............     (1,523,291)        (1,724,397)        (9,729,263)
                                                             -----------        -----------        -----------
  Cash flows from financing activities:
    Proceeds from notes payable..........................             --                 --             10,000
    Payments on notes payable............................             --                 --            (49,398)
    Proceeds from line of credit.........................             --                 --          4,100,000
    Payments on line of credit...........................             --                 --         (4,100,000)
    Proceeds from long-term debt.........................             --          4,500,000          1,622,520
    Principal payments on long-term debt.................             --         (2,000,000)        (2,569,378)
    Payments on capital lease obligations................        (86,964)                --                 --
    Proceeds from issuance of common stock, net of fees
      paid...............................................      1,275,000          1,050,000         12,579,452
    Proceeds from stock options exercised................        479,236                 --                 --
                                                             -----------        -----------        -----------
  Net cash provided by financing activities..............      1,667,272          3,550,000         11,593,196
                                                             -----------        -----------        -----------
  Net (decrease) increase in cash........................       (207,300)          (663,743)         1,977,245
  Cash at beginning of year..............................      1,408,161          2,071,904             94,659
                                                             -----------        -----------        -----------
  Cash at end of year....................................    $ 1,200,861        $ 1,408,161        $ 2,071,904
                                                             ===========        ===========        ===========
  Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
      Interest...........................................    $   299,670        $   154,999        $   164,140
                                                             ===========        ===========        ===========
      Income taxes.......................................    $     3,690        $       800        $   108,773
                                                             ===========        ===========        ===========
    Non-cash Transactions
      Equipment Purchased under Capital Leases...........    $    54,127        $   498,513                 --
                                                             ===========        ===========        ===========

See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
            JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Business

     Diedrich Coffee, Inc. (the "Company") operates coffeehouses in Southern California, Colorado and Texas, which sell coffee beverages made with its own freshly roasted coffee. In addition, the Company sells light food items and whole bean coffee through its coffeehouses. The Company also operates a wholesale and mail order business in Southern California, which sells whole bean coffee and related supplies and equipment.

Fiscal Year

     The Company's fiscal year ends on the Wednesday closest to January 31.

Inventories

     Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method.

Property and Depreciation

     Property and equipment, including assets under capital leases are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of five to seven years. Property and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of their estimated useful lives or the term of the related leases.

     Major renewals and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense.

Store Pre-opening Costs

     Direct and incremental costs prior to the opening of a coffeehouse location are expensed as incurred.

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

Rent Expense

     Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Rent expense is recorded on a straight-line basis over the respective terms of the leases.

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

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

Net Income (Loss) per Common Share

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in fiscal 1998. SFAS 128 requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per-share reflecting the dilutive effect of all common stock equivalents is also required.

Costs in Excess of Net Assets Acquired

     Costs in excess of net assets acquired is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

Long-Lived Assets

     It is the Company's policy to account for long-lived assets, including intangibles, at the lower of amortized cost or fair value, less disposition costs. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this assessment indicates that the intangibles will not be recoverable, as determined by a non-discounted cash flow generated by the asset, the carrying value of the Company's long-lived assets will be reduced to its estimated fair market value based on the discounted cash flows.

Advertising and Promotion Costs

     Advertising costs are expensed as incurred. Promotion costs are charged to income in the period of the promotional event. During fiscal 1999, the retail stores were charged approximately $427,000, which was included in store operating expenses and wholesale was charged $56,000, which was included in other operating expenses, with the remaining amount to general and administrative expenses. General and administrative expenses included approximately $98,000 for the year ended January 27, 1999, $377,000 for the year ended January 28, 1998 and $157,000 for the year ended January 29, 1997.

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

Business Segment Reporting

     The Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," effective in 1999. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are wholesale and retail. Information regarding these segments are in Note 11.

Revenue Recognition

     Sales are recorded when payment is tendered at point of sale for retail and upon shipment of product for wholesale.

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

2. INVENTORIES

     Inventories consist of the following:

                                                    JANUARY 27,    JANUARY 28,
                                                       1999           1998
                                                    -----------    -----------
Unroasted coffee..................................  $  412,103     $  535,885
Roasted coffee....................................     115,979         67,965
Accessory and specialty items.....................     275,386        230,502
Other food, beverage and supplies.................     475,968        540,767
                                                    ----------     ----------
                                                    $1,279,436     $1,375,119
                                                    ==========     ==========

3. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                  JANUARY 27,    JANUARY 28,
                                                     1999           1998
                                                  -----------    -----------
Leasehold improvements..........................  $ 6,475,369    $ 7,017,125
Equipment.......................................    4,555,017      4,047,109
Furniture and fixtures..........................    1,948,423      2,022,252
Construction in progress........................      504,279        250,716
Assets under capital lease......................      552,640        498,513
                                                  -----------    -----------
                                                   14,035,728     13,835,715
Accumulated depreciation and amortization.......   (4,915,869)    (3,730,872)
                                                  -----------    -----------
                                                  $ 9,119,859    $10,104,843
                                                  ===========    ===========

4. ACQUISITIONS

     During fiscal 1997, the Company purchased substantially all assets of twelve coffeehouses previously owned by Brothers Gourmet Coffees, Inc., seven bakery-espresso cafes from an unrelated third party and another coffeehouse from an unrelated third party for total cash consideration of $1,916,000.

     These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of the coffeehouses acquired have been included with those of the Company as of their respective acquisition date. The costs in excess of net assets acquired related to these acquisitions was $874,000 and is being amortized over 15 years. The Company has expensed or reserved these costs in connection with store closures. (See Note 7 and 10).

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

5. DEBT

     Long-term debt consists of the following:

                                                    JANUARY 27,    JANUARY 28,
                                                       1999           1998
                                                    -----------    -----------
NUVRTY, INC.
Note payable bearing interest at prime rate plus
  3 1/2%, interest payable monthly. Note is
  secured by the assets of the Company. Due
  September 30, 2002..............................  $1,000,000     $1,000,000

GRANDVIEW TRUST
Note payable bearing interest at prime rate plus
  3 1/2%, interest payable monthly. Note is
  secured by the assets of the Company. Due
  October 15, 2002................................     750,000        750,000

OCEAN TRUST
Note payable bearing interest at prime rate plus
  3 1/2%, interest payable monthly. Note is
  secured by the assets of the Company. Due
  October 16, 2002................................     750,000        750,000
                                                    ----------     ----------
                                                    $2,500,000     $2,500,000
                                                    ==========     ==========

     On September 30, 1997 the Company entered into a promissory note, term loan agreement and security agreement with Nuvrty, Inc., a Colorado corporation and predecessor-in-interest to Cosleno, Inc. controlled by Amre Youness, a former director of the Company (the "Nuvrty Loan Documents"). All outstanding principal and accrued interest is due and payable on September 30, 2002. The loan is secured by the assets of the Company and provides for borrowings up to $1,000,000 with interest accruing and paid monthly at the prime rate plus
3 1/2%. The Company borrowed the full amount under the loan.

     In connection with the Nuvrty Loan Documents, the Company issued a warrant to Nuvrty to purchase 340,000 shares of the Company's common stock at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of September 30, 2003 or one year following payment in full of the loan.

     On October 16, 1997 the Company entered into parallel promissory notes, term loan agreements and security agreements with the Ocean and Grandview Trusts on terms identical to those entered into with Nuvrty, Inc. (the "Ocean Trust Loan Documents" and the "Grandview Trust Loan Documents," respectively). The Ocean Trust Loan Documents and the Grandview Trust Loan Documents provide for borrowing up to $750,000 from each Trust. Each loan is secured by the assets of the Company. Interest on advances is accrued and payable monthly at the prime rate plus 3 1/2%. The Company borrowed $750,000 under each facility. All outstanding principal and accrued interest is due and payable to each of the Ocean and Grandview Trusts on October 16, 2002.

     In connection with the Ocean Trust Loan Documents and the Grandview Trust Loan Documents the Company issued warrants to each Trust respectively to purchase 255,000 shares of the Company's common stock at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of October 16, 2003 or one year following payment in full of the respective loans.

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

     The warrants associated with all the above debt were accounted for in accordance with the provisions of APB 14, "Accounting for Convertible Debt and Debt Issued Stock Purchase Warrants." In accordance with APB 14, none of the proceeds from issuance of the debt was allocated to the warrants based on their relative fair value, which is insignificant, calculated using both a Cost of Replacement Model and the Monte Carlo simulation of possible warrant exercise and no expense was recognized.

     At January 27, 1999 the prime rate was 7.75%.

6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

     As of January 27, 1999, the Company leases warehouse and office space in Irvine, California, warehouse space in Denver, Colorado, and thirty-six coffeehouse locations in Southern California, Colorado and Texas expiring through February 2009. The leases for five of the coffeehouse locations are guaranteed by an officer/director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

     Future minimum lease payments under non-cancelable operating leases as of January 27, 1999 are as follows:

                                                 NON-CANCELABLE
             YEAR ENDING JANUARY                OPERATING LEASES    CAPITAL LEASES
             -------------------                ----------------    --------------
2000..........................................     $1,842,000          $169,488
2001..........................................      1,711,000           169,488
2002..........................................      1,413,000           165,672
2003..........................................      1,172,000            95,179
2004..........................................        974,000             1,389
Thereafter....................................      1,957,000                --
                                                   ----------          --------
                                                   $9,069,000          $601,216
                                                   ==========          ========
Less amount representing interest.............                          148,622
                                                                       --------
Present value of minimum lease payments.......                          452,594
Less current portion..........................                          169,488
                                                                       --------
Long-term portion.............................                         $283,106
                                                                       ========

     Rent expense under operating leases approximated $2,070,000, $2,232,000, and $1,772,000 for the years ended January 27, 1999, January 28, 1998 and January 29, 1997, respectively.

Purchase Commitments

     As of January 27, 1999 and January 28, 1998, the Company had entered into fixed price purchase contracts for unroasted coffee aggregating approximately $1,135,000 and $451,500, respectively. Such contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

Contingencies

     In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of March 26, 1999, the Company was not aware of any pending legal proceedings which in the opinion of management would adversely affect continuing operations..

7. ACCRUED EXPENSES

     The following table sets forth details of accrued expenses:

                                                    JANUARY 27,    JANUARY 28,
                                                       1999           1998
                                                    -----------    -----------
Accrued costs for store/warehouse closures........  $  471,915     $  986,000
Other accrued taxes...............................     113,664        331,224
Accrued worker's compensation insurance...........     159,872        147,532
Other accrued expenses............................     293,646        332,113
                                                    ----------     ----------
Total accrued expenses............................  $1,039,097     $1,796,869
                                                    ==========     ==========

8. STOCKHOLDERS' EQUITY

     In June 1995, one executive officer was granted options to purchase 131,350 shares of the Company's common stock at $1.45 per share, the estimated fair value of the common stock on the grant date. The options were to become exercisable on the eighth anniversary of the date of grant or earlier upon the occurrence of certain events, including an IPO or a change in control (as defined). If not exercised earlier, the options were to expire 10 years from the date of grant. In May 1997, in connection with the termination of the executive's employment agreement, the Company and the executive agreed to terms under which 52,167 options were forfeited and the expiration date for the remaining 79,183 options was changed to March 12, 1999. During Fiscal 1999, the options to purchase 79,183 shares were exercised.

     In July 1996, the Company adopted the 1996 Stock Incentive Plan (the "Incentive Plan"), which authorized the granting of a variety of stock-based incentive awards, including incentive and nonstatutory stock options. A total of 475,000 shares were reserved for issuance under the Incentive Plan. The stockholders approved at the 1997 annual meeting of stockholders, an increase of 300,000 shares for a total of 775,000 shares reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by a committee of the Board of Directors, who determine the recipients and terms of the awards granted. Under the Incentive Plan, options to purchase common stock may be granted with an exercise price below market value of such stock on the grant date.

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

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

     In August 1996, one executive officer was granted options to purchase 120,000 shares of the Company's common stock, subject to a specified vesting schedule, at an exercise price equal to the public offering price per share in the Company's initial public offering. On September 24, 1997 the Company and the executive agreed to revise the exercise price of these options to $3.00 per share (the closing price of the Company's stock on that date). In January 1998, in connection with the termination of executive's employment agreement, the Company and the executive agreed to terms under which the employee retained options to purchase 80,000 shares. The remaining 40,000 options were canceled. Options to purchase 62,500 shares were exercised in fiscal 1999 and options to purchase 17,500 shares were exercised in fiscal 2000.

     In September 1996, the holders of the Series A and Series B Preferred Shares converted their shares into shares of common stock on a one-for-one basis.

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

     In connection with the IPO, the managing underwriter received warrants exercisable for 160,000 shares of the Company's common stock at $11.50 per share. The warrants were exercisable commencing September 1997 and were to expire in September 1999. The warrants were repriced to $5.25 and the exercise period was shortened to provide for expiration in December 1998 pursuant to written agreement on December 10, 1997. During fiscal 1999, 28,960 warrants were exercised and the remaining 131,040 expired.

     On April 25, 1997, the Company's Board of Directors approved the 1997 Non-Employee Director's Stock Option Plan which granted options to purchase 10,000 shares each to two non-employee directors. These options have an exercise price of $2.75, became vested on April 25, 1998 and expire on April 25, 2007.

     On November 18, 1997, Mr. John E. Martin joined the Company's Board of Directors as Chairman. The Company and Mr. Martin entered into an agreement under which Mr. Martin was granted the option to purchase 850,000 shares of the common stock of the Company. Mr. Martin and the Company also agreed to terms under which Mr. Martin purchased 333,333 shares of the Company's common stock at $3.00 per share.

     On November 18, 1997, Mr. Timothy J. Ryan joined the Company as Diedrich Coffee's President and Chief Executive Officer. The Company entered into a performance based Stock Option Plan and Agreement under which Mr. Ryan was granted the option to purchase up to 600,000 shares of the common stock of the Company. In addition, Mr. Ryan purchased 16,667 shares of common stock at $3.00 per share pursuant to a private sale of restricted stock.

     On January 22, 1998 the stockholders of the Company approved the stock option plans and agreements with John Martin and Timothy Ryan. On January 28, 1998 Messrs. Martin and Ryan completed their respective private purchases of Company stock of $1,000,000 and $50,000, respectively.

     On March 30, 1998 the Company agreed to a private placement of 200,000 shares of the Company's common stock to Franchise Mortgage Acceptance Company ("FMAC") at a price

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

of $6.375 (the stock's closing sale price for that day on the Nasdaq National Market). In addition, FMAC also received an option to purchase 100,000 additional shares of the Company's common stock; this option may be exercised in increments of 25,000 shares or more and expires on April 3, 2000. 50,000 shares are exercisable at $10.00 per share and 50,000 shares are exercisable at $12.50 per share. This transaction was completed on April 3, 1998. Mr. John E. Martin, Chairman of Diedrich Coffee, Inc., serves on the Board of Directors of FMAC.

     Information regarding the Company's stock options plans is summarized below:

                                                                WEIGHTED
                                                                AVERAGE
                                                 OPTIONS     EXERCISE PRICE
                                                ---------    --------------
Shares authorized.............................  2,501,350
Shares under option
Outstanding at: January 31, 1996..............    161,250        $3.04
     Granted..................................    140,000        $9.61
     Exercised................................         --           --
     Forfeited................................         --           --
Outstanding at: January 29, 1997..............    301,350        $6.09
     Granted..................................  1,885,000        $5.60
     Exercised................................         --           --
     Forfeited................................    202,167        $7.53
Outstanding at: January 28, 1998..............  1,984,183        $5.48
     Granted..................................    308,100        $7.81
     Exercised................................    111,703        $2.26
     Forfeited................................     70,017        $3.20
Outstanding at: January 27, 1999..............  2,057,267        $6.17
Weighted-average fair value of options granted
  during the fiscal year:
     1997.....................................                   $5.01
     1998.....................................                   $2.56
     1999.....................................                   $4.29
Options exercisable:
  At January 29, 1997.........................    110,850
  At January 28, 1998.........................  1,125,683
  At January 27, 1999.........................  1,169,152

     In connection with debt (Note 5) the Company issued warrants to purchase common stock at a price of $2.25 expiring at various times. As of January 27, 1999, January 28, 1998 and January 29, 1997, warrants of 850,000, 1,095,000 and
160,000, respectively, were outstanding and vested.

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

     The following table summarizes information about stock options outstanding on January 27, 1999:

                                       OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                            ------------------------------------------   ------------------------------
                                 NUMBER          WEIGHTED     WEIGHTED        NUMBER         WEIGHTED
                              OUTSTANDING        AVERAGE      AVERAGE      EXERCISABLE        AVERAGE
                                   AT           REMAINING     EXERCISE          AT           EXERCISE
                            JANUARY 27, 1999   LIFE (YEARS)    PRICE     JANUARY 27, 1999      PRICE
                            ----------------   ------------   --------   ----------------   -----------
$2.75 - $4.00.............      779,167            5.97        $ 3.54        749,152          $ 3.57
$4.01 - $6.00.............      376,500            7.02        $ 4.97        300,000          $ 4.88
$6.01 - $9.00.............      456,600            6.58        $ 7.66             --              --
$9.01 - $10.50............      445,000            7.04        $10.22        120,000          $10.81

     Pro forma income and pro forma income per share, as if the fair value-based method has been applied in measuring compensation cost for stock-based awards:

                                                  1999              1998
                                               -----------      ------------
REPORTED
  Net Loss...................................  $(2,562,308)     $ (9,112,761)
  Basic loss per share.......................  $     (0.43)     $      (1.69)
PRO FORMA
  Net Loss...................................  $(3,082,569)     $(13,588,746)
  Basic loss per share.......................  $     (0.52)     $      (2.52)

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

     The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                           1999       1998
                                                          -------    -------
Risk free interest rate.................................      4.5%       5.5%
Expected Life...........................................  6 years    6 years
Expected volatility.....................................       53%       128%
Expected dividend yield.................................        0%         0%

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

9. INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                 JANUARY 27,    JANUARY 28,    JANUARY 29,
                                                    1999           1998           1997
                                                 -----------    -----------    -----------
Current:
  Federal......................................    $   --          $ --         $(171,284)
  State........................................     3,690           800            (5,015)
                                                   ------          ----         ---------
                                                    3,690           800          (176,299)
                                                   ------          ----         ---------
Deferred:
  Federal......................................        --            --            40,542
  State........................................        --            --             7,650
                                                   ------          ----         ---------
                                                                                   48,192
                                                                                ---------
                                                   $3,690          $800         $(128,107)
                                                   ======          ====         =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                          JANUARY 27,    JANUARY 28,
                                                             1999           1998
                                                          -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards......................  $ 3,900,495    $ 2,965,213
  Accrued expenses......................................      457,872        456,844
  Restructure and Store closure Reserves................       98,179        410,933
  AMT credit............................................        1,069          1,069
                                                          -----------    -----------
Total deferred tax assets...............................    4,457,615      3,834,059
                                                          -----------    -----------
Deferred tax liabilities:
  Depreciation and amortization.........................      164,543       (199,432)
  State income taxes....................................           --             --
                                                          -----------    -----------
Total deferred tax liabilities..........................      164,543       (199,432)
                                                          -----------    -----------
Total deferred tax assets...............................    4,622,158      3,634,627
Less: Valuation allowance...............................   (4,622,158)    (3,634,627)
                                                          -----------    -----------
Net deferred tax assets.................................  $        --    $        --
                                                          ===========    ===========

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

     A reconciliation of the statutory Federal income tax rate with the Company's effective income tax provision (benefit) rate is as follows:

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  JANUARY 27,    JANUARY 28,    JANUARY 29,
                                                     1999           1998           1997
                                                  -----------    -----------    -----------
Federal statutory rate..........................     (34.0)%        (34.0)%        (34.0)%
State income taxes, net of Federal benefit......      (1.6)          (3.3)           2.6
Other...........................................      (2.8)          (0.1)          (1.0)
Valuation allowance.............................      38.6           37.4           20.9
                                                     -----          -----          -----
                                                       0.2%            --%         (11.5)%
                                                     -----          -----          -----

     As of January 27, 1999, the Company had net operating loss (NOL) carryforwards of approximately $10,655,000 and $4,760,000 for Federal and state purposes, respectively. The Federal NOL is available to offset future federal taxable income through 2013, and the state NOL is available to offset future state taxable income through 2003. The utilization of certain NOL carryforwards could be limited due to restriction imposed under Federal and state laws upon a change in ownership.

     A valuation allowance against deferred tax assets of $4,622,158 was recorded in fiscal 1999 to fully offset NOL carryforwards and other net deferred tax assets at January 27, 1999.

10. RESTRUCTURING CHARGE

     On March 12, 1997, the Company announced that it was reviewing the performance of all of the Company's coffeehouses to determine which units were not meeting management's long-term operational expectations. As a result of this review, twelve stores were identified to be closed. In connection with the store closures and other related expenses, the Company recorded an impairment provision and restructuring charge totaling approximately $4.6 million in the first quarter of fiscal 1998. Eleven of the twelve stores were closed with eight leases terminated and three locations subleased. In January, the new management reviewed the progress of all retail operations and determined that one coffeehouse originally designated for closure would remain open. During fiscal 1998, most of the lease terminations provided for in the restructuring had been completed at less cost than originally anticipated. As a result of these two factors, management determined that the remaining restructuring reserve could be reduced by $648,000 to $237,000. The remaining balance of $112,000 at the end of fiscal 1999 is designated for costs related to two closed locations currently under sublease.

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

11. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                JANUARY 27,    JANUARY 28,    JANUARY 29,
                                                   1999           1998           1997
                                                -----------    -----------    -----------
NUMERATOR:
  Net (loss) income...........................  (2,562,308)    (9,112,761)      (985,705)

DENOMINATOR:
  Basic and diluted weighted average common
     shares outstanding.......................   5,934,287      5,392,609      4,414,000
  Basic and diluted loss per share............       (0.43)         (1.69)         (0.22)

     For the years ended January 27, 1999, January 28, 1998 and January 29, 1997, stock options of 2,057,267, 1,984,183 and 301,350 respectively, and warrants of 850,000, 1,095,000 and 160,000 respectively, were not included in the computation of diluted earnings per share as losses were incurred in those years.

12. SEGMENT INFORMATION

     In accordance with the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reportable business segments and respective accounting policies, policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expenses is evaluated on a consolidated basis and not allocated to the Company's business segments.

     Segment information is summarized as follows for the years ended January 27, 1999, January 28, 1998 and January 29, 1997:

                                               1999           1998           1997
                                            -----------    -----------    -----------
Net Revenues:
  Retail operations.......................  $21,248,462    $20,759,993    $18,117,720
  Wholesale operations....................    2,766,741      2,221,704      1,694,686
                                            -----------    -----------    -----------
                                             24,015,203     22,981,697     19,812,406
                                            -----------    -----------    -----------
Earnings (loss) from operations:
  Retail operations.......................    1,476,140     (5,160,947)       821,511
  Wholesale operations....................      392,467        512,313        291,689
                                            -----------    -----------    -----------
     Total................................  $ 1,868,607    $(4,648,634)   $ 1,113,200
                                            ===========    ===========    ===========

13. SUBSEQUENT EVENT

     On March 16, 1999, the Company signed a definitive agreement to acquire Coffee People, Inc. Under the terms of the agreement, Coffee People stockholders will receive $17.75 million in cash, 1,500,000 shares of Diedrich Coffee common stock, and $5.25 million in cash or stock depending on the success of Diedrich Coffee's financing efforts. The transaction is expected to close during the Summer 1999, subject to a number of conditions including the securing of financing and stockholder and regulatory approval.

                             DIEDRICH COFFEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
     JANUARY 27, 1999, JANUARY 28, 1998 AND JANUARY 29, 1997 -- (CONTINUED)

     On April 6, 1999, the Company entered into a $1,000,000 loan agreement and security agreement with Amre Youness, a former director of the Company. All outstanding principal and interest is due and payable on April 6, 2000. The loan is secured by the assets of the Company with interest accruing and paid monthly at the prime rate plus 3%. In connection with the loan agreement, the Company issued warrants to Mr. Youness to purchase 70,000 shares of the Company's common stock at a price of $5.625 per share.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results of operations for fiscal 1999 and 1998 were as follows:

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal 1999:
  Net sales.......................................  $ 5,923   $6,030    $6,043    $ 6,219
  Operating (loss)................................     (649)    (677)     (521)      (418)
  Net (loss)......................................     (746)    (761)     (609)      (446)
  Net (loss) per share............................     (.13)    (.13)     (.10)      (.07)
Fiscal 1998:
  Net sales.......................................  $ 5,868   $5,811    $5,563    $ 5,740
  Operating (loss)................................   (5,390)    (661)     (654)    (2,202)
  Net (loss)......................................   (5,383)    (698)     (739)    (2,293)
  Net (loss) per share............................    (1.00)    (.13)     (.14)      (.42)

                             DIEDRICH COFFEE, INC.

                               INDEX TO EXHIBITS

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                              PAGES
-------                          -----------                           ------------
     2.1 Form of Agreement and Plan of Merger by and between Diedrich
         Coffee, a California corporation, and Diedrich Coffee, Inc., a Delaware corporation(1)
     2.2 Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly
         owned subsidiary of Diedrich Coffee, and Coffee People(2)
     3.1 Certificate of Incorporation of the company(1)
     3.2 Bylaws of the company(1)
     4.1 Purchase Agreement for Series A Preferred Stock dated as of
         December 11, 1992 by and among Diedrich Coffee, Martin R.
         Diedrich, Donald M. Holly, SNV Enterprises and D.C.H.,
         L.P.(1)
     4.2 Purchase Agreement for Series B Preferred Stock dated as of
         June 29, 1995 by and among Diedrich Coffee, Martin R.
         Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P.
         and Diedrich Partners I, L.P.(1)
     4.3 Specimen Stock Certificate(1)
     4.4 Form of Conversions Agreement in connection with the
         conversion of Series A and Series B Preferred Stock into
         Common Stock(1)
     4.5 Form of Lock-up Letter Agreement among The Second Cup, Ltd.
         and Diedrich Coffee, Inc.(3)
     4.6 Voting Agreement and Irrevocable Proxy dated as of March 16,
         1999 by and among Diedrich Coffee, Inc., D.C.H., L.P., Peter
         Churm, Martin R. Diedrich, Lawrence Goelman, Paul C.
         Heeschen, John E. Martin, Timothy J. Ryan, and Second Cup
         USA Holdings Ltd.(3)
    10.1 Form of Indemnification Agreement(1)
    10.2 Diedrich Coffee 1996 Stock Incentive Plan(1)
    10.3 Diedrich Coffee 1996 Non-Employee Directors Stock Option
         Plan(1)
    10.4 Agreement of Sale dated as of February 23, 1996 by and among
         Diedrich Coffee (as purchaser) and Brothers Coffee Bars,
         Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(1)
    10.5 Separation agreement dated May 13, 1997 between Steven A.
         Lupinacci and Diedrich Coffee, Inc.(4)
    10.6 Letter agreement by and between the Company and John E.
         Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997(5)
    10.7 Stock Option Plan and Agreement by and between the Company and John E. Martin granting Mr. Martin the option to
         purchase up to 850,000 shares of the Common Stock of the
         Company, dated as of November 17, 1997(5)
    10.8 Common Stock Purchase Agreement by and between the Company and John E. Martin under which Mr. Martin agrees to purchase
         333,333 shares of the Common Stock of the Company, dated as of November 17, 1997(5)

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                              PAGES
-------                          -----------                           ------------
    10.9  Employment Agreement by and between the Company and Timothy
          J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997(5)
    10.10 Stock Option Plan and Agreement by and between the Company and Timothy J. Ryan granting Mr. Ryan the option to purchase up to 600,000 shares of the Common Stock of the Company,
          dated as of November 17, 1997(5)
    10.11 Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase
          16,667 shares of the Common Stock of the Company, dated as of November 17, 1997(5)
    10.12 Form of Promissory Note made in favor of Nuvrty, Inc., the
          Ocean Trust and the Grandview Trust(6)
    10.13 Form of Term Loan Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)
    10.14 Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)
    10.15 Form of Warrant Agreement made in favor of Nuvrty, Inc., the
          Ocean Trust and the Grandview Trust(6)
    10.16 Form of Intercreditor Agreement made in favor of Nuvrty,
          Inc., the Ocean Trust and the Grandview Trust(6)
    10.17 Form of Common Stock and Option Purchase Agreement with
          Franchise Mortgage Acceptance Company dated as of April 3,
          1998(7)
    10.18 Separation and Release Agreement dated January 28, 1998 with
          Kerry W. Coin(7)
    10.19 Employment Agreement with Ann Wride dated April 8, 1998(8)
    10.20 Employment Agreement with Dolf Berle dated April 8, 1998(9)
    10.21 Employment Agreement with Catherine Saar dated June 11,
          1998(9)
    10.22 Form of Franchise Agreement(10)
    10.23 Form of Area Development Agreement(10)
    10.24 Employment Agreement with Martin Diedrich dated June 29,
          1998(3)
    11.1  Statement re: Computation of Per Share Earnings*
    21.1  List of Subsidiaries(3)
    24.1  Power of Attorney (contained on signature page of this document)
    27.1  Financial Data Schedule*

---------------
  *  Filed herewith

 (1) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-1(No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

 (2) Previously filed as Appendix A to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

 (3) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

 (4) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended April 30, 1997, filed with the Securities and Exchange Commission on June 13, 1997.

 (5) Previously filed as an exhibit to Diedrich Coffee's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1997.

 (6) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

 (7) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K for the fiscal year ended January 28, 1998.

 (8) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended April 29, 1998, filed with the Securities and Exchange Commission on June 11, 1998.

 (9) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended July 29, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

(10) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended October 28, 1998, filed with the Securities and Exchange Commission on December 11, 1998.