Form 10-Q
period 1999-04-28
DIEDRICH COFFEE INC
filed 1999-06-07
CIK 947661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 28, 1999

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of June 4, 1999, there were 6,173,538 shares of common stock of the registrant outstanding.

                              DIEDRICH COFFEE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                             PAGE NO.
------------------------------                                                                             --------
Item 1.           Financial Statements

                  Condensed Balance Sheets.......................................................              3

                  Condensed Statements of Operations.............................................              4

                  Condensed Statements of Cash Flows.............................................              5

                  Notes to Condensed Financial Statements........................................              6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................              9

                  Liquidity and Capital Resources................................................             12

Item 3            Quantitative and Qualitative Disclosures About Market Risk.....................             12

PART II - OTHER INFORMATION

Item 1            Legal Proceedings..............................................................             13

Item 5            Other Information..............................................................             13

Item 6            Exhibits and Reports on Form 8-K...............................................             13

                  Signatures.....................................................................             14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                            CONDENSED BALANCE SHEETS

ASSETS (Note 3)                                                    APRIL 28, 1999       JANUARY 27, 1999
                                                                   --------------       ----------------
Current Assets:
   Cash                                                             $    786,356           $  1,200,861
   Accounts receivable                                                   295,910                263,651
   Note receivable                                                       100,000                100,000
   Inventories (Note 2)                                                1,417,429              1,279,436
   Prepaid expenses                                                      527,696                188,993
   Income taxes receivable                                                17,686                 17,686
                                                                    ------------           ------------
     Total current assets                                              3,145,077              3,050,627

Property and equipment, net                                            8,872,401              9,119,859
Costs in excess of net assets acquired, net                              322,280                329,086
Note receivable - long-term                                               40,000                     --
Other assets                                                             248,253                236,880
                                                                    ------------           ------------
     Total assets                                                   $ 12,628,011           $ 12,736,452
                                                                    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current installments of obligations under capital lease          $    169,488           $    169,488
   Current note payable (Note 3)                                       1,000,000                     --
   Accounts payable                                                    1,217,387              1,415,067
   Accrued compensation                                                  672,668                970,034
   Accrued expenses                                                    1,018,541              1,039,097
   Provision for store closings and restructuring costs                  103,143                112,400
                                                                    ------------           ------------
     Total current liabilities                                         4,181,227              3,706,086

Obligation under capital lease - long term                               259,049                283,106
Long term debt (Note 3)                                                2,500,000              2,500,000
Deferred rent                                                            228,179                219,865
                                                                    ------------           ------------
     Total liabilities                                                 7,168,455              6,709,057
                                                                    ------------           ------------

Stockholders' Equity: (Note 4)
Common stock                                                              61,736                 61,674
Additional paid-in capital                                            18,716,951             18,708,032
Accumulated deficit                                                  (13,319,131)           (12,742,311)
                                                                    ------------           ------------
     Total stockholders' equity                                        5,459,556              6,027,395
                                                                    ------------           ------------
Commitments and contingencies
     Total liabilities and stockholders' equity                     $ 12,628,011           $ 12,736,452
                                                                    ============           ============

See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                                    THIRTEEN WEEKS        THIRTEEN WEEKS
                                                    ENDED APRIL 28,       ENDED APRIL 29,
                                                          1999                  1998
                                                    ---------------       ---------------
Revenues:
   Retail                                             $ 5,189,865           $ 5,285,060
   Wholesale and other                                    858,408               638,301
   Franchise revenue                                       50,030                    --
                                                      -----------           -----------
     Total revenues                                     6,098,303             5,923,361
                                                      -----------           -----------

Cost and Expenses:
   Cost of sales and related occupancy costs            2,758,104             2,682,665
   Store operating expenses                             2,288,028             2,283,903
   Other operating expenses                               157,508               148,785
   Depreciation and amortization                          506,935               482,222
   General and administrative expenses                    857,267               974,848
                                                      -----------           -----------
     Total                                              6,567,842             6,572,423
                                                      -----------           -----------

Operating loss                                           (469,539)             (649,062)

Interest expense                                          (96,097)              (97,273)

Interest and other income                                     597                 1,510
                                                      -----------           -----------

Loss before income taxes                                 (565,039)             (744,825)

Income tax provision                                        2,800                   800
                                                      -----------           -----------

Net loss                                                 (567,839)          $  (745,625)
                                                      ===========           ===========

   Basic net loss per share:                          $     (0.09)          $     (0.13)
                                                      ===========           ===========

   Diluted net loss per share:                        $     (0.09)          $     (0.13)
                                                      ===========           ===========

Weighted average shares outstanding                     6,172,512             5,800,991
                                                      ===========           ===========


See accompanying notes to financial statements.

                              DIEDRICH COFFEE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  THIRTEEN WEEKS        THIRTEEN WEEKS
                                                                                  ENDED APRIL 28,       ENDED APRIL 29,
                                                                                        1999                  1998
                                                                                  ---------------       ---------------
Cash flows from operating activities:
   Net loss                                                                         $  (567,839)          $  (745,625)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                      506,935               482,222
     Changes in assets and liabilities:
       Accounts receivable                                                              (32,259)              (16,030)
       Inventories                                                                     (137,993)              173,647
       Prepaid expenses                                                                (338,703)              (27,010)
       Income taxes receivable                                                               --                23,165
       Note receivable - long-term                                                      (40,000)                   --
       Other assets                                                                     (13,922)                  430
       Accounts payable                                                                (197,680)              (53,670)
       Accrued compensation                                                            (297,366)             (189,616)
       Accrued expenses                                                                 (23,007)              (32,385)
       Deferred rent                                                                      8,314                 9,508
                                                                                    -----------           -----------
Net cash used in operating activities                                                (1,133,520)             (375,364)
                                                                                    -----------           -----------

Cash flows from investing activities:
     Capital expenditures for property and equipment                                   (256,928)             (373,575)
     Property disposition                                                                    --                    --
                                                                                    -----------           -----------
Net cash used in investing activities                                               $  (256,928)          $  (373,575)
                                                                                    ===========           ===========

Cash flows from financing activities:
     Proceeds from issuance of common stock, net fees paid                                   --             1,275,000
     Proceeds from long-term debt                                                     1,000,000                    --
     Payment on capital lease obligation                                                (24,057)              (20,613)
                                                                                    -----------           -----------

Net cash provided by financing activities                                           $   975,943           $ 1,254,387
                                                                                    -----------           -----------
Net increase (decrease) in cash                                                        (414,505)              505,448
                                                                                    -----------           -----------
Cash at beginning of period                                                           1,200,861             1,408,161
                                                                                    -----------           -----------
Cash at end of period                                                                   786,356           $ 1,913,609
                                                                                    ===========           ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                       $    71,641           $    75,000
                                                                                    ===========           ===========
     Income taxes                                                                   $     2,800           $       800
                                                                                    ===========           ===========

Non-cash transactions
Equipment purchased under capital lease                                             $        --           $    54,127
                                                                                    ===========           ===========

See accompanying notes to financial statements

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 28, 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The unaudited condensed financial statements of Diedrich Coffee, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position at April 28,1999 and the results of operations and cash flows for the thirteen weeks ended April 28,1999 and April 29,1998 have been included. Results for the interim periods are not necessarily indicative of the results for an entire year. This information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 27,1999.


         Net Loss Per Common Share

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the periods presented. All periods presented have been calculated in accordance with SFAS No. 128.



2.       INVENTORIES

         Inventories consist of the following:

                                                     APRIL 28, 1999    JANUARY 27, 1999
                                                     --------------    ----------------
                Green coffee (raw materials)            $  532,132        $  412,103
                Roasted coffee (finished goods)            181,799           115,979
                Accessory and specialty items              220,168           275,386
                Other food, beverage and supplies          483,330           475,968
                                                        ----------        ----------
                                                        $1,417,429        $1,279,436
                                                        ==========        ==========

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 28, 1999

3.       NOTE PAYABLE

         On April 6, 1999, the Company entered into a $1,000,000 loan agreement and security agreement with Amre Youness, a former director of the Company. All outstanding principal and interest due and payable on April 6, 2000. The loan is secured by the assets of the Company with interest accruing and paid monthly at the prime rate plus 3%. In connection with the loan agreement, the Company issued warrants to Mr. Youness to purchase 70,000 shares of the Company's common stock at a price of $5.625 per share. The fair value of the warrants is estimated to be $100,000. This estimated fair value will be charged to interest expense and amortized ratably over the life of the loan.

4.       DEBT

         Long-term debt consists of the following:

                                                            APRIL 28, 1999               JANUARY 27, 1999
                                                            --------------               ----------------
           NUVRTY, INC.
           Note payable bearing interest at prime
           rate plus 3 1/2%, interest payable
           monthly.  Note is secured by the assets
           of the Company.  Due September 30, 2002             $1,000,000                   $1,000,000

           GRANDVIEW TRUST
           Note payable bearing interest at prime
           rate plus 3 1/2%, interest payable
           monthly.  Note is secured by the assets
           of the Company.  Due October 15, 2002                  750,000                      750,000

           OCEAN TRUST
           Note payable bearing interest at prime
           rate plus 3 1/2%, interest payable
           monthly.  Note is secured by the assets
           of the Company.  Due October 16, 2002                  750,000                      750,000
                                                               ----------                   ----------
           Total long term debt                                $2,500,000                   $2,500,000
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

         In connection with the Nuvrty Loan Documents, the Company issued a warrant to Nuvrty to purchase up to 340,000 shares of the Company's common stock at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of September 30, 2003 or one year following payment in full of the loan.

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

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 28, 1999

         In connection with the Ocean Trust Loan Documents and the Grandview Trust Loan Documents the Company issued warrants to each Trust respectively to purchase up to 255,000 shares of the Company's common stock at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of October 16, 2003 or one year following payment in full of the respective loans. The Company used the proceeds from the Ocean Trust and Grandview Trust loans to pay off and discharge outstanding indebtedness.

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

5.       STOCKHOLDERS' EQUITY

         On March 30, 1998 the Company agreed to a private placement of 200,000 shares of the Company's common stock to Franchise Mortgage Acceptance Company ("FMAC") at a price of $6.375 (the stock's closing sale price for that day on the Nasdaq National Stock Market). In addition, FMAC also received an option to purchase 100,000 additional shares of the Company's common stock; this option may be exercised in increments of 25,000 shares or more and expires on April 3, 2000. The exercise prices of this option are as follows: 50,000 shares are exercisable at $10.00 per share and $12.50 per share, respectively. The fair value of this option is estimated to be $72,042. The estimated fair value of the option has been charged to equity and will be amortized ratably over the two year life of the option. This transaction was completed on April 3, 1998.

         On September 22, 1998, 6,140 shares of common stock were issued pursuant to the exercise of certain Boston Group warrants. On October 28, 1998, 18,382 shares of common stock were issued pursuant to the exercise of certain options granted under the Company's 1996 Stock Incentive Plan.

         During the last quarter of fiscal 1999, an additional 15,120 shares of common stock were issued pursuant to the exercise of certain Boston Group warrants and 7,472 shares of common stock were issued pursuant to the exercise of options granted under the Company's 1996 Stock Incentive Plan.

         On February 12, 1999, 6,225 shares of common stock were issued pursuant to the exercise of options granted under the Company's 1996 Stock Incentive Plan.

                         PART I - FINANCIAL INFORMATION

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         From time to time, in both written reports and oral statements, the Company makes "forward-looking statements" within the meaning of Federal and state securities laws. Disclosures that use words such as the Company "believes," "anticipates," "expects," "may" or "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current expectations and are based upon data available at the time of the statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business, including the factors discussed below. These projections or forward looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors and Trends Affecting Diedrich Coffee and Its Business" in the Company's annual report on Form 10-K for the fiscal year ended January 27, 1999 and in reports filed by the Company with the Securities and Exchange Commission.

GENERAL

         The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. As of April 28, 1999, we operated thirty-three coffeehouses, two franchised retail locations and seven coffee carts located in California, Colorado and Texas. We sell high quality coffee beverages made with our own freshly roasted coffee. We sell specialty coffee beans, brewed coffee and espresso-based beverages such as cappuccinos, lattes, mochas and espressos and various blended drinks through these company-owned and franchised retail locations. To complement beverage sales, we also sell light food items, whole bean coffee and accessories at our retail locations. In addition, we have a strong wholesale division that markets its products directly to independent and chain food service establishments, as well as to businesses for office coffee systems through brokers and sales representatives.

FRANCHISE AREA DEVELOPMENT AGREEMENTS

         Management's franchise area development goal is to enter into franchise area development agreements covering most major U.S. markets. On September 16, 1998, we announced our first franchise area development agreement which calls for the development of 44 coffeehouses as well as a number of carts and kiosks in the state of North Carolina over a five year period. In connection with the signing of this agreement, we recorded and collected area development fee income of $100,000. On November 16, 1998, we announced our second franchise area development agreement which provides for the development of 50 coffeehouses as well as a number of carts and kiosks in San Diego, Palm Springs and Temecula, California over the next five years. This franchise area development agreement also includes a one-year option to begin development of 45 coffeehouses in Arizona. In connection with the signing of this agreement, we recorded area development fee income of $100,000 as well as a note receivable for $100,000. On May 17, 1999, we announced our third franchise area development agreement which provides for the development of 50 coffeehouses in the northern portion of Florida. On May 26, 1999, we announced our fourth franchise area development agreement which calls for the development of 80 coffeehouses in the Los Angeles, California market. This agreement also gives the franchisee an option to develop up to 103 additional stores in the Bay Area of Northern California. In connection with the signing of this agreement, we will record an area development fee of $32,000 in fiscal 2000. On June 1, 1999, we announced our fifth franchise area development agreement which provides for the development of 50 coffeehouses in the states of Kentucky and Tennessee. In connection with the signing of this agreement, we will record an area development fee of $20,000 in fiscal 2000.

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

         On March 16, 1999, we signed a merger agreement with Coffee People that contemplates a merger in which Coffee People will become a wholly-owned subsidiary of our company. Completion of the acquisition is subject to a number of conditions, including securing financing and obtaining stockholder approval.

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

         We will have to modify certain applications and replace some of the hardware used in the processing of financial information. In conjunction with these upgrades, which are expected to be completed by the end of the summer 1999, we believe we will have addressed any potential significant year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to cost less than $20,000. As of April 28, 1999, we have incurred and expensed approximately $34,000 of expenditures consisting of internal staff costs, outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows. To the extent possible, we will be developing and executing contingency plans designed to allow continued operation in the event of failure of our or third parties' computer information systems.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 28, 1999 Compared with the Thirteen Weeks Ended April 29, 1998

         Total Revenues. Total revenues for the thirteen weeks ended April 28, 1999 increased 3.0% to $6,098,000 from $5,923,000 for the thirteen weeks ended April 29, 1998 principally due to an increase in comparable store sales. During this most recent quarter, we derived 85.1% of total revenues from our retail coffeehouse operations. Wholesale and other revenue accounted for 14.1% of total revenues and franchise revenues accounted for 0.8% of total revenues. Retail revenues for the thirteen weeks ended April 28, 1999 decreased 1.8% to $5,190,000 from $5,285,000 in the thirteen weeks April 29, 1998. This decrease was a result of three fewer company-operated coffeehouses during the most recent quarter. Two of these retail locations were franchised during the quarter ended April 28, 1999 and one was closed. As of April 28, 1999, we operated 33 coffeehouses and 7 carts; whereas on April 29, 1998, we operated 36 coffeehouses and 7 carts. The percentage increase in comparable store sales was 3.2% during the first quarter of fiscal 2000. This increase was principally a result of improved targeted marketing programs.

         Wholesale and other revenues increased 34.5% to $858,000 for the thirteen weeks ended April 28, 1999 from $638,000 for the thirteen weeks ended April 29, 1998. The increase reflects increasing demand for our wholesale coffee products and increased sales efforts. Although we anticipate continued improvement in wholesale sales, this will depend upon successful marketing of products produced using the new packaging equipment that we acquired and installed during the latter part of fiscal 1999. There can be no assurances that strong increases in wholesale revenues will continue.

         Franchise revenue was $50,000 for the thirteen weeks ended April 28, 1999. Franchise revenue consists of initial franchise fees and royalties received on sales made at each franchise location. Since we first recorded franchise revenue in the third quarter of fiscal 1999, there was no franchise revenue for the thirteen weeks ended April 29, 1998. As of April 28, 1999, we had two franchised coffeehouses.

         Cost of Sales and Related Occupancy Costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the thirteen weeks ended April 28, 1999 increased to $2,758,000 from $2,683,000 for the thirteen weeks ended April 29, 1998. As a percentage of total revenue, cost of sales and related occupancy costs decreased slightly to 45.2% in the first quarter of fiscal 2000 from 45.3% for the first quarter of fiscal 1999. Better average unit volume efficiencies resulting from lower green coffee prices and the addition of franchise revenues offset an increase in labor costs resulting from new training programs implemented at the store level.

         Store Operating Expenses. Store operating expenses increased to $2,288,000 for the thirteen weeks ended April 28, 1999 from $2,284,000 for the thirteen weeks ended April 29, 1998. As a percentage of retail and franchise revenues, store operating expenses increased to 43.7% in the first quarter of fiscal 2000 from 43.2% in the prior fiscal year's first quarter. These increases were due to additional personnel and expenses related to our increased franchising activities.

         Other Operating Expenses. Other operating expenses (those associated with wholesale and other revenues) increased to $158,000 for the first quarter of fiscal 2000 from $149,000 in the first quarter of fiscal 1999. These expenses, as a percentage of revenues from the wholesale division, decreased to 18.4% from 23.3%. The decrease as a percentage of revenues from the wholesale division reflects the increase in wholesale revenues, as a result of the emphasis placed on adding new chain restaurant accounts.

         Depreciation and Amortization. Depreciation and amortization increased to $507,000 for the thirteen weeks ended April 28, 1999 from $482,000 for the thirteen weeks ended April 29, 1998. As a percentage of total revenue, depreciation and amortization increased to 8.3% in comparison to 8.1% for the prior quarter.

         General and Administrative Expenses. General and administrative expenses decreased to $857,000 for the first quarter of fiscal 2000 from $975,000 for the first quarter of fiscal 1999. As a percentage of total revenue, general and administrative expenses decreased to 14.1% from 16.5%. This decrease was primarily a result of the elimination of management personnel that were not essential to our current growth strategy.

         Interest Expense. Interest expense decreased to $96,000 for the thirteen weeks ended April 28, 1999 from $97,000 for the thirteen weeks ended April 29, 1998. This slight decrease is a result of a lower prime rate in 1999 from 1998.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital requirements in recent years principally through private placements of our common stock and long-term debt. We had a working capital deficit of $1,036,000 as of April 28, 1999 compared to a working capital deficit of $655,000 as of January 27, 1999. The current period working capital includes remaining restructuring liabilities of $103,000. Cash used by operating activities for the thirteen weeks ended April 28, 1999 totaled $1,134,000 as compared to $375,000 for the thirteen weeks ended April 29, 1998.

         Net cash used in investing activities for the thirteen weeks ended April 28, 1999 totaled $257,000, which consisted of capital expenditures for property and equipment. Net cash provided by financing activities for the thirteen weeks ended April 28, 1999 totaled $976,000 which consisted of proceeds from debt.

         As of April 28, 1999, we had $2,500,000 of long-term debt that consisted of three term loans with three separate investors on substantially similar terms. Each of the loans bears interest at the prime rate plus 3-1/2% with interest only payable monthly. The principal is due in one lump sum at maturity. The loans mature at different times in September and October of 2002 and are secured by all of our assets.

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

         On April 9, 1999, we received a statement of proposed terms and conditions from BankBoston, N.A. to establish new credit facilities for Diedrich Coffee after the completion of the acquisition of Coffee People. The new credit facilities are conditioned upon the completion of the acquisition of Coffee People, the completion of a public equity offering with gross proceeds of at least $18.0 million and other usual and customary conditions for credit facilities. The credit facilities will be secured by all of our assets. These credit facilities would be established concurrently with the completion of the public equity offering and would consist of a term loan and a revolving credit facility. The term loan would be in the principal amount of $12 million fully amortized over five years. The term loan would bear interest at the rate of approximately 8% per annum. The revolving credit facility would provide for a maximum borrowing of $3 million. The revolving credit facility would bear interest at the rate of BankBoston's base rate plus 1.25% or Libor plus 3.00% and would terminate in five years unless extended by the mutual agreement of us and BankBoston. If advances under the revolving credit facility are to be used to finance additional company-owned retail locations, at least 90% of existing company-owned retail locations must then have positive cash flow. We intend to use the proceeds from these new credit facilities to repay our existing indebtedness, finance additional company-owned retail locations and for general corporate purposes.

         We believe that cash from operations, the credit facilities described above and the net proceeds from the public equity offering will be sufficient to satisfy our working capital needs at the anticipated operating levels for the next twelve months.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

         Derivative Instruments. We did not invest in market risk sensitive instruments in fiscal 1999, nor in the first quarter of fiscal 2000. From time to time, we enter into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At April 28, 1999 these commitments totaled $1,602,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We do not use commodity based financial instruments to hedge coffee or any other commodity, as we believe there will continue to be a high probability of maintaining a correlation between increases in green coffee prices and the final selling prices of our products.

         We have not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

         Market Risk. Our market risk exposure with regard to financial instruments is to changes in the "prime rate" in the United States. We borrowed $2,500,000 at the prime rate plus 3 1/2% and $1,000,000 at the prime rate plus 3%. At April 28, 1999, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $35,000 on an annualized basis. At April 28, 1999 the prime rate was 7.75%.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of June 4, 1999, the Company was not a party to any material pending legal proceedings.


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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         Set forth below is a list of the exhibits included as part of this Quarterly Report.

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
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

             4.3           Specimen Stock Certificate(1)

             4.4 Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(1)

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

            27.1           Financial Data Schedule


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



(b)      REPORTS ON FORM 8-K

         1. A report on Form 8-K was filed on February 10, 1999 reporting that Diedrich Coffee had signed a letter of intent to acquire all of the outstanding shares of common stock of Coffee People, Inc.

         2. A report on Form 8-K was filed on March 25, 1999 reporting that Diedrich Coffee has signed a definitive agreement to acquire all of the outstanding shares of common stock of Coffee People, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 4, 1999                 DIEDRICH COFFEE, INC.

                                    /s/ Timothy J. Ryan
                                    -------------------------------------
                                    Timothy J. Ryan,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Ann Wride
                                    -------------------------------------
                                    Ann Wride
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
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

   27.1           Financial Data Schedule

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