Form 10-K405/A
period 1999-01-27
DIEDRICH COFFEE INC
filed 1999-06-08
CIK 947661

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                AMENDMENT NO. 1


                                       TO


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

     The number of shares of the registrant's common stock outstanding, as of April 7, 1999, was 6,173,538.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
          A Warning About Forward-Looking Statements..................    1

PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   14

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Price.......................................................   23
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   23

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   24
Item 11.  Executive Compensation......................................   27
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   35
Item 13.  Certain Relationships and Related Transactions..............   37

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   38
          Signatures..................................................   41
          Financial Statements........................................  F-1
          Index to Exhibits...........................................  S-1

                   A WARNING ABOUT FORWARD-LOOKING STATEMENTS


     We make forward-looking statements in this document that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of the company's financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:



        - our growth strategy may not be as successful as we expect if we are unable to attract franchise area developers or single store franchisees;



        - competition within the retail specialty coffee market may intensify;



        - inclement weather or adverse political changes may significantly increase our coffee costs; and



        - adverse changes may occur in the securities or financial markets.



     In addition, this document contains forward-looking statements attributed to third parties relating to their estimates regarding the specialty coffee business. You should not place undue reliance on these forward-looking statements.


                                     PART I
ITEM 1. BUSINESS.


OVERVIEW



     Diedrich Coffee is a specialty coffee retailer that sells specialty brewed coffee and espresso-based beverages such as cappuccinos, lattes, mochas and espressos and various blended drinks through its 39 company-operated and 2 franchised retail locations in Southern California, Colorado and Texas. To complement beverage sales, we also sell light food items, specialty whole bean coffee and accessories at our retail locations. In addition to our retail locations, we operate a coffee roasting facility located in Southern California that provides high-quality, freshly roasted coffee beans for our retail locations and our wholesale accounts. We have over 300 wholesale accounts with businesses and restaurant chains, such as Ruth's Chris Steakhouses (California/Arizona locations), El Torito, Claim Jumper and Islands Restaurants.



     Diedrich Coffee believes that as the specialty coffee market has matured, distinct segments have emerged: espresso/coffee bars, coffeehouses and mall coffee stores. Espresso/coffee bars offer limited seating to facilitate quick customer turnover, are generally less than 1,200 square feet in size and are usually located in densely populated urban areas. Coffeehouses are generally greater than 1,200 square feet in size, located in suburban areas, and encourage customers to linger and enjoy a more relaxed, comfortable atmosphere. Mall coffee stores cater to mall consumers and place a heavier emphasis on the sale of flavored whole bean coffee and coffee-related merchandise. Based on the number of domestic retail coffee locations, Starbucks is the leader in the espresso/coffee bar segment, Gloria Jean's is the leader in the mall coffee store segment and there is presently no leader in the coffeehouse segment. Our business objective is to be the leading specialty coffee company in both the coffeehouse and mall coffee store segments.



     We differentiate ourselves from other specialty coffee producers by roasting our coffee beans in accordance with proprietary recipes developed over three generations by the Diedrich family. Our roasting recipes take into account the specific variety, origin and physical characteristics of each coffee bean to maximize its unique flavor. In addition, we seek to differentiate our coffeehouses by offering our customers a broad line of superior tasting coffee products and a high level of personalized customer service, which generate strong sales and customer loyalty. Diedrich coffeehouses offer a warm, friendly environment specifically designed to encourage guests to linger with friends and business associates or to relax alone in comfort. Ample seating is augmented by cozy sofas and comfortable chairs to create intimate nooks for meeting and relaxing.

The critical components of our coffeehouse concept include high quality, fresh roasted coffee and superior customer service by knowledgeable employees.



COMPANY BACKGROUND



     The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. Our retail operations grew rapidly until 1997 when we experienced difficulties managing such rapid growth. Diedrich Coffee restructured its operations and, in November 1997, our board of directors retained John Martin as Chairman of the Board and Tim Ryan as President and Chief Executive Officer. Messrs. Martin and Ryan collectively bring more than fifty-five years of multi-unit food service experience to our company. They joined our founder, Martin Diedrich, a recognized expert in sourcing, tasting and roasting coffee, and began the process of building a team of experienced restaurant industry executives to develop the Diedrich Coffee brand. To further our objective to be the leading specialty coffee company in both the coffeehouse and mall coffee store segments, our management team implemented a growth strategy to increase our number of retail locations and the sale of coffee products through other distribution channels. The principal focus of this growth strategy is franchise area development.



INDUSTRY OVERVIEW



     Specialty coffee sales as a percentage of total coffee sales in the United States have been increasing steadily. According to the National Coffee Association, sales of specialty coffee grew from approximately 17% to almost 30% of total coffee sales in the United States from 1989 through 1997. According to the National Coffee Association's 1998 study, 45% of Americans drink coffee. On average they drink 1.4 cups per day. The U.S. coffee market consists of two distinct product categories: (1) commercial ground roast, mass-merchandised coffee and (2) specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies).



     Diedrich Coffee believes that several factors have contributed to the increase in demand for gourmet coffee including:


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


     The Specialty Coffee Association of America projects the number of specialty coffee beverage outlets in the United States to increase to over 10,000 by the end of 1999. Diedrich Coffee believes that, despite the increase in the number of specialty coffee stores, the market is highly fragmented and, with the exception of Starbucks with less than 20% of the total retail locations, remains relatively unbranded.



THE DIEDRICH COFFEEHOUSE CONCEPT



     Diedrich Coffee's business objective is to be the leading specialty coffee retailer in the coffeehouse segment. To achieve this goal, we must continue to deliver and serve the high quality coffee for which Diedrich Coffee is known by using only the finest quality green coffee beans and ensuring that these beans are freshly roasted using our proprietary recipes. In addition, the friendliness, speed and consistency of the service and the coffee knowledge of our employees are critical to developing Diedrich Coffee's quality brand identity and to building a loyal customer base. Our marketing strategy is to continue developing brand name recognition based upon the quality of our coffee products, education of our customers about our offerings of various coffees and roasts, and the image of our coffeehouses as neighborhood gathering places.

     A Diedrich coffeehouse experience is strongly influenced by three components: ambiance, hospitality and coffee knowledge. Each component is made up of the following elements that are unique to Diedrich Coffee:



          Ambiance. Diedrich Coffee guest comments indicate taste superiority of our products versus the competition. Moreover, surveys also indicate that customers are not only loyal to a better, specialty cup of coffee, but also to the ambiance provided by the comfortable surroundings designed into every Diedrich coffeehouse. Our coffeehouses are specifically designed to encourage guests to linger with friends and business associates, or to relax alone in comfort. The architectural design of the Diedrich Coffee prototype is a contemporary American interpretation of the European colonial plantation style of the 1800's. Ample seating is augmented with cozy sofas and comfortable chairs to create intimate nooks for meeting and relaxing. A weekly entertainment schedule is provided to encourage patrons to revisit on weekend evenings.



          Hospitality. Our coffeehouses deliver specific consumer benefits that address a wide range of otherwise unmet needs in the suburban neighborhoods of America. As a neighborhood coffeehouse chain, Diedrich Coffee is the non-alcoholic answer to the corner pub. Coffeehouse employees greet regular customers by name and acknowledge all patrons by name at the point of drink pick-up. While a large percentage of coffeehouse business is quick morning coffee pick-up, the coffeehouse focus on hospitality encourages development of strong afternoon and evening business, complemented by the availability of desserts, pastries and quality, non-caffeinated beverages. Surveys and customer comments indicate that patrons are treated as part of the Diedrich Coffee community and frequently revisit the coffeehouse.



          Coffee Knowledge. Diedrich Coffee is the only specialty retailer whose founder, Martin Diedrich, comes from three generations of experience in the specialty coffee industry. Mr. Diedrich, currently Chief Coffee Officer, is intimately involved in the daily business of sourcing, tasting and roasting coffees. He is also directly involved in the training of coffeehouse team members. The coffee knowledge and expertise that is transferred from coffeehouse to customer is a competitive advantage, as the interest in specialty coffee continues to develop. Like the wine industry, as customer sophistication grows, so does the customer's desire for more and better information, and for a wider selection of quality coffee varieties. We are able to identify and secure exceptional, rare coffees, roast them to perfection, and then offer these freshly roasted coffees for sale to our customers.



GROWTH STRATEGY



     In order to achieve Diedrich Coffee's objective to be the leading specialty coffee company in the coffeehouse segment, Diedrich Coffee's management team implemented a growth strategy to increase our number of retail locations and the sale of our coffee products through other distribution channels. The growth strategy developed by our management team includes:



     Franchising through Area Development for Coffeehouses



     Diedrich Coffee's strategic plan emphasizes franchise area development in markets outside of the core Orange County, California market. Our objective is to expand our operations to 1,200 to 1,500 coffeehouses, as well as additional carts and kiosks, through large area development agreements with experienced multi-unit franchise operators who are interested in opening between 30 and 70 retail outlets within their area over a 5 to 7 year period. Diedrich Coffee has registered, is exempt or is not required to register to sell franchises in 34 states. Since September 1998, we have announced 5 franchise area development agreements that provide for the development of 274 coffeehouses with options to develop an additional 148 coffeehouses. In September 1998, we announced our first franchise area development agreement which calls for the development of at least 44 coffeehouses in the state of North Carolina over the next five years. In November 1998, we announced our second franchise area development agreement which provides for the development of 50 coffeehouses in San Diego, Palm Springs and Temecula, California over the next 5 years. This area development agreement includes a one-year option to begin development of 45 coffeehouses in Arizona. Two more franchise area development agreements were announced in May 1999. One agreement provides for the development of 50 coffeehouses in Northern Florida over the next 6 years. The other agreement provides for the development of

80 coffeehouses in Los Angeles, California over the next 7 years and the option to develop up to 103 coffeehouses in Northern California. In June 1999, we announced a fifth franchise area development agreement which provides for the development of 50 coffeehouses in the states of Kentucky and Tennessee over the next 5 years.



     We are currently in various stages of discussion and negotiation with several additional potential area developers. We have recently added two franchise sales organizations to assist in the sales program. These sales organizations receive performance-based compensation for executed franchise area development agreements. We intend to enter into franchise area development agreements covering most major U.S. markets in order to complete the national expansion of Diedrich coffeehouses, carts, and kiosks.



     We have identified area development franchising with experienced multi-unit franchise operators as our preferred growth vehicle because we believe these operators have:


     - familiarity with the trade areas and commitment to community businesses;


     - existing operational, financial, real estate, construction, training, accounting, human resources and management functions that are ready to expand; and



     - the ability to be better operators in their own markets than a national corporation.



     The franchisee component of our growth strategy is critical to our success. We believe that our compelling unit level economics are attractive to experienced multi-unit franchise operators who will play an integral role in completing our planned expansion.



     Developing Company-Operated Retail Locations



     Diedrich Coffee will continue to develop company-operated coffeehouses, kiosks and carts in our core Southern California market and other strategic markets. We are developing additional coffeehouses in the Phoenix area. Both the Orange County and Phoenix markets have significant capacity for the addition of more coffeehouses.



     We intend to develop additional retail locations in high visibility, high-traffic locations ranging from 1,200 to 1,800 square feet with an exterior patio area for additional seating. Historically, our most successful coffeehouses are located between our target demographic customer's home and office. The prime locations are generally in a strip mall or center in a neighborhood setting. We are currently in lease negotiations on approximately eight sites in Orange County and Phoenix and recently executed leases for an additional three coffeehouses.



     Expanding Wholesale Distribution Channel



     Diedrich Coffee has taken significant steps to build its wholesale sales organization and to grow this business channel. Wholesale sales accounted for approximately 11% of sales in fiscal 1999 and 16% of sales in the first quarter of fiscal 2000. We have added a number of well-known restaurant groups as wholesale customers, including Ruth's Chris Steakhouses (California/Arizona locations), Islands Restaurants, El Torito and Claim Jumper. The sale of Diedrich Coffee products at these restaurant chains helps solidify brand recognition and demand for our coffee. Additionally, we are actively seeking new distribution channels for our products. For example, we now offer our coffee on our website and are seeking to expand this rapidly growing channel of distribution.



     Pursuing Selected Acquisitions



     Diedrich Coffee evaluates potential acquisitions that may accelerate our critical mass in existing or new markets. In particular, we look for acquisition targets that may provide:



     - improved stability of financial and business operations due to increased cash flow and earnings;



     - greater access to capital, distribution channels and coffee roasting infrastructures; and



     - decreased supply and distribution costs.

To this end, we entered into the merger agreement with Coffee People. The acquisition of Coffee People will add 40 new retail locations to the Diedrich Coffee brand. Additionally, it will make Diedrich Coffee the leader in the mall coffee store segment with the acquisition of 280 Gloria Jean's mall coffee stores. We believe that acquisitions will continue to be available at a discount to the cost of constructing new stores, especially where targets may be currently underperforming despite attractive real estate attributes. We believe our unique, high-quality product and efficient operating system can add value to an acquired location.



UNIT-LEVEL ECONOMICS


     Franchised Stores


     The franchisee of Diedrich coffeehouses is responsible for all of the capital expenditures associated with the store, although we do assist in site selection and help coordinate construction and development to ensure consistency. Our typical franchise development agreement calls for a fixed number of coffeehouses to be built over a five to seven year period. The area development fee is based on $2,000 per coffeehouse and is paid in 5 annual installments. For example, if the area development agreement calls for 50 coffeehouses, the franchisee would pay us a total of $100,000 spread evenly over a 5 year period. In addition, the franchisee pays a fee of $28,000 upon the opening of each coffeehouse. Ongoing charges to franchisees include a royalty fee of 5% of gross sales and an advertising cooperative contribution of 2% of gross sales. The franchisee purchases the whole beans from us at full cost. The franchisee pays the same price for its beans as do our company-operated coffeehouses.



     Company-Operated Stores



     In fiscal 1999, our Diedrich coffeehouses located in Orange County generated average store sales of approximately $740,000. During the same fiscal year, these locations generated average cash flow of approximately $190,000 or 26% of total sales. Comparable unit level sales for these coffeehouses increased 4.4% for fiscal 1999. We currently lease most of our locations and plan to lease all of our future locations. We intend to develop coffeehouses that require an initial investment of between $300,000 and $325,000, excluding lease costs. However, individual store investment costs could vary due to a variety of factors, including competition for sites, location, construction costs and unit size.



RETAIL LOCATIONS



     Set forth below is a list of each of the retail locations of Diedrich Coffee as of June 1, 1999, separated by the states in which they are located.


                             COFFEEHOUSES AND CARTS


                                                               COMPANY-
                    LOCATION                      FRANCHISED   OPERATED
                    --------                      ----------   --------
California......................................       2          28
Colorado........................................      --           7
Texas...........................................      --           4
                                                      --          --
     Total......................................       2          39
                                                      ==          ==



     We currently operate through two retail operating systems:



     Neighborhood Coffeehouses



     Neighborhood coffeehouses, located in both urban and suburban neighborhoods and business districts, offer a complete line of coffee products, including beverages, beans and merchandise. As of June 1, 1999, we had 34 neighborhood coffeehouses.

     Specialty Carts or Kiosks



     Our specialty cart or kiosk format is designed for placement in high-traffic locations such as supermarkets, university campuses, airports and office building lobbies. Kiosks primarily sell coffee beverages and pastries. As of June 1, 1999, we operated 7 carts or kiosks. We intend to expand in this area as opportunities arise.



RETAIL OPERATIONS



     Coffeehouses





     The typical Diedrich coffeehouse is staffed with 1 or 2 managers and a staff of 10 to 15 part-time hourly employees from which the operating shifts are filled. Additionally, local entertainment is used on the weekends to enhance the neighborhood atmosphere. The hours for each coffeehouse are established based upon location and customer demand, but typically are from 6:00 a.m. to 11:00 p.m., Monday through Saturday, in residential locations and from 6:00 a.m. to 5:00 p.m., Monday through Friday, in commercial locations.



     In addition to coffee beverages, all Diedrich coffeehouses offer a limited selection of light food items, such as bagels, croissants and pastries and dessert items, such as cookies and cakes, to complement beverage sales. Our coffeehouses also sell more than twenty different selections of regular and decaffeinated roasted whole bean coffees, and they carry select coffee-related merchandise items. The following table sets forth, as percentages, the approximate sales mix by categories of products in fiscal 1999 for Diedrich Coffee company-operated coffeehouses:



Beverages...................................................   73%
Coffee beans................................................    6%
Food items..................................................   19%
Accessories and clothing....................................    2%
                                                              ---
          Total.............................................  100%
                                                              ===



     Franchise Operations



     Diedrich Coffee's current franchise agreements require franchisees to purchase all of their coffee from us. In addition, we supply franchisees with other non-coffee products, such as cups, bags and napkins. Suppliers of products sold in franchised stores are subject to our approval to ensure that quality standards and product consistency are maintained at all times.



     We have the first right to purchase any existing franchise store that a franchisee wishes to sell. If we do not choose to purchase the franchise, we have the right to approve the new franchisee before the franchise transfer.



     Management believes that store profitability and the quality of customer service are maximized when stores are operated by talented and committed management. We have implemented a rigorous screening process for the selection of qualified franchisees and management.



     Franchise Support Programs



     We provide a variety of support services to our franchisees. These services include:



     - training;



     - business consultation;



     - marketing;



     - product sourcing; and



     - volume purchasing savings.

We have established an intensive four week training program for our franchisees, which includes training on in-store operations, coffee knowledge, merchandising, buying, controls and accounting. Management works closely with franchisee representatives on issues that affect the operations of stores. Franchisees are surveyed regularly to provide feedback on subjects that affect the operations of their stores.



WHOLESALE OPERATIONS



     Currently, Diedrich Coffee has over 300 wholesale accounts. We previously concentrated on smaller, single store restaurant operators as wholesale clients. With our current management team came a shift in focus to larger, chain customers. As specialty coffee has grown in overall popularity, the restaurant customer has demanded a high quality cup of coffee as a supplement to a fine meal. The shift to chain accounts resulted in several new customers, including Ruth's Chris Steakhouse (California/Arizona locations), Claim Jumper, Islands Restaurants and El Torito Restaurants. Diedrich Coffee not only supplies coffee to these customers, but also approves the equipment and trains the employees of these customers to ensure that the quality of coffee served meets our rigorous standards. These customers specify that Diedrich Coffee products are served in their menus providing Diedrich Coffee with exposure to the restaurants' patrons.



MARKETING



     Our marketing strategy is to differentiate Diedrich Coffee and to build a strong brand identity primarily utilizing the coffeehouse model. The wholesale division and the office coffee service help ensure the visibility of the brand, but the core of this business is the coffeehouse. We implement this strategy at the coffeehouse level by promoting the distinctive qualities of the various Diedrich Coffee products, educating customers about the origins of coffee, including the private estate coffees and roasts and delivering excellent customer service in a cozy, comfortable atmosphere. Our marketing efforts are based upon the belief that the proprietary roast recipes and our commitment to quality and freshness deliver a distinctive advantage in the coffee product. A steady introduction of new coffee and coffee-related drinks is an intrinsic aspect of our marketing strategy.



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



     As we enter new markets, we plan to tailor our marketing strategy to the overall level of awareness and availability of specialty coffee in that market. Our promotions will focus on the superior proprietary roast recipes and taste of Diedrich Coffee. In markets that are more knowledgeable about specialty coffees, our advertising will focus on the superiority of our guaranteed freshly roasted products versus competitive specialty brands. We plan to utilize print and other mass media advertising to expand brand awareness when Diedrich Coffee has achieved sufficient market penetration, in our judgment, to make such efforts cost-effective.



PRODUCT SUPPLY AND ROASTING



     Sourcing





     Coffee beans are an agricultural product grown commercially in over fifty countries in tropical regions of the world. The price and supply of coffee are subject to significant volatility. There are many varieties of coffee and a range of quality grades within each variety. Although the broader coffee market generally treats coffee as a fungible commodity, the specialty coffee industry focuses on the highest grades of coffee. Diedrich Coffee purchases only premium grade arabica coffee beans and believes these beans are the best available from each producing region. The premium grade arabica bean is a higher quality variety than the average grade arabica or robusta variety coffee bean, which are typically found in non-specialty or mass-merchandised commercial coffees. We seek to purchase the finest qualities and varieties of coffee by identifying the unique characteris-tics and flavor of the varieties available from each region of the world. The background and experience of our personnel allows Diedrich Coffee to maintain its commitment to serve and sell only the highest quality coffee.



     During the buying season, we may enter into forward commitments for the purchase of more than a dozen different types of coffee, plus specially featured coffees, that may only be available in small quantities. Rotating our coffee selection enables us to provide our customers with a wider variety of coffees, as well as certain coffees that are available only on a seasonal basis. We contract for future delivery of green coffee to help ensure adequacy of supply and typically maintain a minimum six-week supply of each variety of whole beans then available.



     Roasting





     Diedrich Coffee employs a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. We utilize recipes and techniques that have been developed over three generations to bring out the best characteristics of the coffee during the roasting process and to develop the optimal flavor conditions that a coffee has to offer. This approach differentiates Diedrich Coffee from commercial coffee producers and other specialty producers employing uniform roasting processes that do not differentiate between the types of coffee being roasted.



     Diedrich Coffee's master roasters, trained by the company, are responsible for overseeing the roasting process. They are craftsmen who employ our proprietary roasting formulas while adjusting the formula to take into account the specific attributes of each coffee bean being roasted. Each coffee bean contains aromatic oils and flavor characteristics that develop from the soil, climate and environment where the bean is grown. The skilled roastmaster determines and carefully controls the roasting conditions in an effort to maximize the flavor potential of each batch of coffee. The roastmaster hears how the roast pops, smells the developing aroma and identifies the right shades of color. He draws upon experience and knowledge to properly adjust airflow, time and temperature while the roast is in progress in order to optimize each roast.



     Freshness





     Diedrich Coffee is committed to serving its customers beverages and whole bean products from freshly roasted coffee beans. Our coffee is delivered to our coffeehouses promptly after roasting to guarantee the freshness of each cup of coffee or package of whole coffee beans sold in our coffeehouses. Serving only freshly roasted coffee is imperative because roasted coffee is a highly perishable product, which steadily loses quality after being roasted at a rate that varies in relation to its exposure to oxygen in storing, packaging and handling. We recently acquired new vacuum pack and nitrogen flush packing equipment that can significantly extend the shelf life of roasted coffee.



MANAGEMENT INFORMATION SYSTEMS



     All of the Diedrich coffeehouses use point-of-sale systems which ensure efficient service to the customers, assist store management in minimizing operating costs and maintain the necessary information to provide management with timely financial and marketing data. The system includes functions to record all customer sales, authorize credit card transactions, forecast labor requirements based on estimated sales activity, manage store inventory and analyze actual versus theoretical food costs.



     The systems used in Diedrich Coffee's corporate offices provide financial reporting that includes performance comparisons of actual, budget and prior year results by period and year-to-date, statistical recaps and 12 month reports. This information allows management to measure store performance based on sales, cost of sales, labor and store expenses on a timely basis.



COMPETITION



     The specialty coffee market is intensely competitive and highly fragmented. With low barriers to entry, competition in the industry is expected to increase from national and regional chains, franchise operators and local specialty coffee stores. Diedrich Coffee competes directly against all other premium coffee roasters, coffeehouses, espresso/coffee bars and mall coffee stores, as well as against restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. In addition, we compete to draw consumers of standard or commercial coffee to premium coffee. Our whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers and a growing number of specialty coffee stores. We believe that our customers choose among retailers primarily on the basis of product quality, service, coffeehouse ambiance, convenience and, to a lesser extent, on price.


     We compete with a growing number of specialty coffee retailers including Starbucks, Coffee Beanery, Caribou, Barnie's, Tully's, New World Coffee & Bagels, Peet's Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than us. A number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble, and Nestle, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for our coffees. Other specialty coffee companies including Starbucks, Seattle's Best Coffee, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters, sell whole bean coffees in supermarkets and variety and discount stores.


     The performance of individual coffeehouses may also be affected by factors such as traffic patterns and the type, number and proximity of competing coffeehouses. In addition, factors such as inflation, increased coffee bean, food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the specialty coffee retail business in general and our coffeehouses in particular.



INTELLECTUAL PROPERTY



     Diedrich Coffee owns several trademarks and service marks that are registered with the United States Patent and Trademark Office, including Diedrich Coffee,(R) Wiener Melange,(R) Harvest Peak,(R) SCOOP-A-CCINO(R) and Flor de Apanas.(R) In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks. The Diedrich Coffee trademark is material to our business. We also own registrations and have applications pending in numerous foreign countries for trademark protection of the Diedrich Coffee trademark and service mark. Trademark registrations can generally be renewed so long as we continue to use the marks. We own copyrights on our promotional materials, coffeehouse graphics and operational and training materials. We do not believe that any of these copyrights, valuable as they are, are material to our business.



EMPLOYEES



     As of June 1, 1999, Diedrich Coffee employed a work force of 800 persons, 117 of whom were employed full-time. None of our employees is represented by a labor union, no employees are currently covered by collective bargaining agreements and we consider our relations with employees to be good. We are improving employee benefits, training and other aspects of employment to attract and retain valuable employees and managers.



GOVERNMENT REGULATION



     In addition to the laws and regulations relating to the food service industry, Diedrich Coffee is subject to Federal Trade Commission, or FTC, regulation and state laws that regulate the offer and sale of franchises as well as the franchise relationship.


     The FTC's Trade Regulation Rule relating to Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures generally requires us to give prospective franchisees a franchise offering circular containing information prescribed by the rule.

     A number of states have laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship. These laws generally require registration of the franchise offering with state authorities before making offers or sales and regulate the franchise relationship by, for example:


     - prohibiting interference with the right of free association among franchisees;

     - prohibiting discrimination in fees and charges;

     - regulating the termination of the relationship by requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, and an opportunity to cure a default;

     - requiring repurchase of inventories in some circumstances;

     - restricting nonrenewal by the franchisor;

     - limiting restrictions on transfers or inheritance of the franchisee's interests; and

     - regulating placement of competing units that might adversely affect the franchisee's results.

Failure to comply with these laws may adversely affect us.


     Any changes to the FTC rule or state franchise laws, or future court or administrative decisions, however, could affect our franchise business.


     There are also extensive federal, state and local government regulations relating to the development and operation of food service outlets, including laws and regulations relating to:

     - building and seating requirements;

     - the preparation and sale of food;

     - cleanliness;

     - safety in the workplace; and

     - accommodations for the disabled.

     Our relationship with our employees is also subject to regulation, such as:

     - minimum wage requirements;

     - anti-discrimination laws;

     - overtime and working conditions; and


     - citizenship requirements.



RISK FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS



     If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely impacted



     As of June 1, 1999, we operated 39 retail locations, which we managed on a day-to-day basis, and had 2 franchised retail locations. Our growth strategy contemplates franchise area development for additional Diedrich coffeehouses as well as opening new company-operated coffeehouses. In addition, we plan to strive to increase wholesale sales. Implementation of our growth strategy may divert management's attention from other aspects of our business and place a strain on management, operational and financial resources, and accounting systems. Our continued growth will require us to:



     - attract franchise area developers for Diedrich Coffee in the United States and internationally;



     - expand wholesale sales;


     - evaluate the potential acquisition of complementary coffee retailers;

     - obtain (or have our franchise area developers obtain) suitable sites at acceptable costs in highly competitive real estate markets;

     - hire, train and retain qualified personnel;

     - integrate newly franchised or corporate locations into existing product distribution;

     - improve inventory control, marketing and information systems; and


     - impose and maintain strict quality control from green coffee acquisition to the fresh cup of brewed coffee in a customer's hand.



     Should our franchisees encounter business or operational difficulties, anticipated revenues from franchise fees, including royalties, and product sales to franchisees could be adversely affected. These adverse results could also affect our ability to sell additional franchises.



     Historical losses may continue and, as a result, the price of our common stock may be negatively affected



     We had net losses of $2,562,000, $9,113,000, and $986,000 for the fiscal years ended January, 1999, 1998 and 1997, respectively. We expect to sustain net losses for the foreseeable future. Although our revenues have grown in recent quarters, we may not be able to sustain these growth rates. In addition, such growth rates are not necessarily indicative of future growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



     Our growth through franchise area development may not occur as rapidly as we currently anticipate



     We must continue to execute new franchise area development agreements with franchisees in order to achieve the objective of our growth strategy to expand our operations to 1,200 to 1,500 coffeehouses over the next 5 to 7 years. On September 16, 1998, we announced our first franchise area development agreement providing for the development of 44 coffeehouses and a number of carts and kiosks over a 5 year period. Since that date, we have entered into 4 additional franchise area development agreements providing for the development of 230 coffeehouses. To date, no coffeehouses have opened under the franchise area development agreements. Our ability to attract, retain and contract with qualified franchise operators will become increasingly important to our operations as we expand. In addition, the coffeehouses contemplated in executed franchise area development agreements may not open on the anticipated development schedule. Our franchise area development strategy may not enhance our results of operations. Failure to execute on our strategy to grow through franchise area development will harm our business, financial condition and results of operations.



     Our operating results may fluctuate significantly, which could have a negative effect on the price of our common stock



     Our operating results will fluctuate from quarter to quarter as the result of a number of factors, including:



     - fluctuations in prices of unroasted coffee;



     - labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;



     - the number, timing and cost of coffeehouse openings, franchises, acquisitions or closings;



     - comparable store sales results;



     - the timing of realizing amortization and other expenses associated with acquisitions;



     - changes in consumer preferences; and



     - the level of competition from existing or new competitors in the specialty coffee industry.



     We incur significant pre-opening expenses associated with our company-owned coffeehouses and new coffeehouses experience an initial period of operating losses. As a result, the opening of a significant number of company-owned coffeehouses in a single period will have an adverse effect on our results of operations. Due to the foregoing, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and such comparisons should not be relied upon as indicators of future performance. From time to time in the future, our operating results likely will fall below the expectations of investors and public market securities analysts. Quarterly fluctuations, for any reason, could cause our stock price to decline.



     In addition, our business is subject to seasonal fluctuations. The December holiday season generally experiences the highest sales. Hot weather tends to depress sales of hot coffee and espresso drinks, especially unseasonably warm weather. Consequently, we will continue to experience significant fluctuations in quarterly results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Quarterly Results."



     The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business



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



     In addition, our success and the success of our franchisees will depend upon our and their ability to attract and retain highly motivated, well-qualified retail operators and other management personnel, as well as a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Our inability to recruit and retain such individuals may delay the planned openings of new retail locations or result in higher employee turnover in existing retail locations, which could have a material adverse effect on our business or results of operations.



     If we are unable to obtain acceptable financing, it could have a material adverse effect on our growth strategy



     In order to achieve our anticipated growth and the expansion of our wholesale and retail business, including new coffeehouse construction and franchising, we will need to incur debt or issue additional stock in public or private financings. If additional funds are raised through the issuance of stock, dilution to stockholders may result. If additional funds are raised through the incurrence of debt, these debt instruments will likely contain restrictive financial, maintenance and security covenants, which could have a material adverse effect on our business, financial condition and results of operations. This additional financing may not be available at all or on terms satisfactory to us.



     Our industry is highly competitive and we may not have the resources to compete effectively



     The highly competitive nature of the retail specialty coffee market could adversely affect our business and financial condition. With low barriers to entry, competition in the industry is expected to increase from national and regional chains, franchise operators and local specialty coffee stores. We compete directly against all other premium coffee roasters, coffeehouses, espresso/coffee bars and mall coffee stores, as well as against restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. In addition, we compete to draw consumers of standard or commercial coffee to premium coffee. Our whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers and a growing number of specialty coffee stores. We believe that our customers choose among retailers primarily on the basis of product quality, service, coffeehouse ambiance, convenience and, to a lesser extent, on price.



     We compete with a growing number of specialty coffee retailers including Starbucks, Seattle's Best Coffee, Barnie's, Coffee Beanery Ltd., Caribou, Peet's Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than us. A number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble and Nestle, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for our coffees. Other specialty coffee companies including Starbucks,

Seattle's Best Coffee, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters, sell whole bean coffees in supermarkets and variety and discount stores.



     The performance of individual coffeehouses may also be affected by factors such as traffic patterns and the type, number and proximity of competing coffeehouses. In addition, factors such as inflation, increased coffee bean, food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the specialty coffee retail business in general and our coffeehouses in particular.



     Our lack of diversification may affect business if demand is reduced



     Our business is primarily centered on one product: fresh premium custom-roasted coffee. To date, our operations have been limited to primarily the purchase and roasting of green coffee beans and the sale of whole bean coffee, coffee beverages and espresso drinks through our coffeehouses and our wholesale coffee and mail order businesses. Any decrease in demand for coffee would have a material adverse effect on our business, operating results and financial condition.



     Our company-operated retail locations are concentrated in the western region of the United States, and therefore our business is subject to fluctuations if adverse business conditions occur in that region



     Our company-operated retail locations are primarily located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. In addition, some of our competitors have many more retail locations than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing retail locations or the introduction of several unsuccessful new retail locations in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of retail locations or with more geographically dispersed retail locations.



     Our supply costs may be higher than we expect because of fluctuations in availability and cost of unroasted coffee



     Increases in the price of green coffee, or the unavailability of adequate supplies of green coffee of the quality we seek, whether due to the failure of our suppliers to perform, conditions in coffee-producing countries, or otherwise, could have a material adverse effect on our results of operations. We depend upon both outside brokers and our direct contacts with exporters and growers in countries of origin for our supply of green coffee. Coffee supply and price are subject to significant volatility beyond our control. Although most coffee trades in the commodity market, coffee of the quality we seek tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the origin, supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization or the Association of Coffee Producing Countries. These organizations have historically attempted to establish commodity price controls of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. These organizations, or others, may succeed in raising green coffee prices. Should this happen, we may not be able to maintain our gross margins by raising prices without affecting demand.

RECENT DEVELOPMENTS



     On March 16, 1999, we agreed to acquire Coffee People, Inc. through a merger in which Coffee People will become a wholly-owned subsidiary of Diedrich Coffee. As a result of the acquisition, Coffee People stockholders will receive from Diedrich Coffee in the aggregate:


     - $17.75 million in cash;


     - 1.5 million shares of Diedrich Coffee common stock; and


     - $5.25 million in cash or shares of Diedrich Coffee common stock, depending on the success of an equity offering or other type of financing by Diedrich Coffee.


     The acquisition is subject to a number of conditions, including securing financing, obtaining regulatory and stockholder approval and completing the acquisition by July 15, 1999. We expect to complete the acquisition before July 15, 1999.



     After the completion of the acquisition, we anticipate the combined company will have annual system-wide sales of more than $150 million through 361 retail locations in 38 states and 7 countries. The combined company's brands will include Diedrich Coffee, Coffee People, Coffee Plantation and the Gloria Jean's mall coffee stores.



     Following the acquisition, Coffee People and Coffee Plantation coffeehouses will be converted into Diedrich coffeehouses. By virtue of the acquisition, we will acquire significant additional roasting capacity, packaging and distribution capabilities and valuable infrastructure and management expertise. We expect to realize some cost savings after the acquisition through greater efficiencies. However, no assurance can be provided as to the extent, if any, of savings. The combined company should facilitate further franchise area development.


ITEM 2. PROPERTIES.


     Diedrich Coffee leases approximately 25,000 square feet of office space for administrative offices, warehousing, roasting and training facilities in Irvine, California. The lease for this facility expires in October 2000, with an option for one additional five-year term. As of January 27, 1999, we were also a party to various leases for a total of 45 retail locations, including 36 operating coffeehouses, 2 subleased units and 7 carts. We converted and subleased two retail locations to a franchisee after the year ended January 27, 1999. This was part of a signed area development agreement that also includes the addition of 48 more locations throughout the San Diego area. We closed 2 retail locations and the Denver warehouse in fiscal 1999 and 11 retail locations in fiscal 1998 of which 9 leases were terminated. All of our operating coffeehouses are on leased premises and are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, some of these leases expire in the near future, and there is no automatic renewal or option to renew.



ITEM 3. LEGAL PROCEEDINGS.



     In the ordinary course of our business, we may become involved in legal proceedings from time-to-time. As of January 27, 1999, we were not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended January 27, 1999.

                                    PART II

ITEM 5.MARKET FOR DIEDRICH COFFEE'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

     Diedrich Coffee common stock is reported on the Nasdaq National Market under the symbol "DDRX." The following table sets forth the high and low bid information for the quarterly periods indicated for our common stock as reported on the Nasdaq National Market since January 30, 1997.


                                                                  PRICE RANGE
                                                                ----------------
                           PERIOD                                HIGH      LOW
                           ------                               ------    ------
FISCAL YEAR ENDED JANUARY 28, 1998
  First Quarter.............................................    $8 3/4    $2 3/8
  Second Quarter............................................    4         2 1/2
  Third Quarter.............................................    4 1/16    2 7/16
  Fourth Quarter............................................    9         2 3/4
FISCAL YEAR ENDED JANUARY 27, 1999
  First Quarter.............................................    $8        $5 11/16
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


                                               YEAR          YEAR          YEAR          YEAR          YEAR
                                               ENDED         ENDED         ENDED         ENDED         ENDED
                                            JANUARY 27,   JANUARY 28,   JANUARY 29,   JANUARY 31,   JANUARY 31,
                                               1999          1998          1997          1996          1995
                                            -----------   -----------   -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Retail...............................    $21,248       $20,760       $18,118       $ 8,879       $6,673
     Wholesale and other..................      2,767         2,222         1,694         1,365          918
     Franchise revenue....................        200            --            --            --           --
                                              -------       -------       -------       -------       ------
          Total...........................     24,215        22,982        19,812        10,244        7,591
                                              -------       -------       -------       -------       ------
     Cost and expenses:
     Cost of sales and related occupancy
       costs..............................     10,955        11,458         9,263         4,409        3,164
     Store operating expenses.............      8,936        10,448         8,280         3,520        2,584
     Other operating expenses.............        634           290           240           277          282
     Depreciation and amortization........      1,941         1,785         1,054           354          255
     Provision for asset impairment and
       restructuring costs................         --         3,902            --            --           --
     General and administrative
       expenses...........................      4,014         4,006         2,003         1,335          851
                                              -------       -------       -------       -------       ------
          Total...........................     26,480        31,889        20,840         9,895        7,136
                                              -------       -------       -------       -------       ------
Operating income (loss)...................     (2,265)       (8,907)       (1,028)          349          455
Interest expense and other, net...........       (293)         (205)          (86)          (34)         (78)
                                              -------       -------       -------       -------       ------
Income (loss) before income taxes.........     (2,558)       (9,112)       (1,114)          315          377
Income tax provision (benefit)............          4             1          (128)          129           53
                                              -------       -------       -------       -------       ------
Net income (loss).........................    $(2,562)      $(9,113)      $  (986)      $   186       $  324
                                              =======       =======       =======       =======       ======
Basic income (loss) per common share(1)...    $  (.43)      $ (1.69)      $  (.22)
                                              =======       =======       =======
Diluted income (loss) per share...........    $  (.43)      $ (1.69)      $  (.22)
                                              =======       =======       =======
Pro forma net income per share(2).........                                              $   .06
                                                                                        =======
BALANCE SHEET DATA:
  Working capital (deficiency)............    $  (655)      $  (959)      $ 1,949       $   (53)      $ (418)
  Total assets............................     12,736        13,948        17,471         5,316        2,503
  Long-term debt and long-term
     obligations, less current portion....      2,783         2,817            --           829          471
  Total stockholders' equity..............      6,027         6,835        14,898         3,304          973


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

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL


     Effective February 1, 1996, Diedrich Coffee changed its fiscal year end from January 31 to a fiscal year ending on the Wednesday nearest January 31. In connection with the change in fiscal year end, we began reporting quarterly results in thirteen-week periods. Before the change in fiscal year end, our quarterly periods included twelve weeks, except for the fourth quarter, which had approximately sixteen weeks. References to fiscal 1999 refer to the fiscal year ended January 27, 1999, references to fiscal 1998 refer to the fiscal year ended January 28, 1998 and references to fiscal 1997 refer to the fiscal year ended January 29, 1997. Following the merger with Coffee People, Diedrich Coffee intends to change its fiscal year to the 52 or 53 week period ending on the Wednesday closest to June 30 of each year.



     The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. At the conclusion of fiscal 1999, we operated a total of 36 coffeehouses and seven coffee carts located in California, Colorado and Texas. We sell high quality coffee beverages made with our own freshly roasted coffee. In addition to brewed coffee, we offer a broad range of espresso based beverages such as cappuccino, cafe latte, cafe mocha and espresso machiato. To complement beverage sales, we sell light food items and whole bean coffee through our coffeehouses. In addition, we have a strong wholesale division that markets our products directly to independent and chain food service establishments, as well as to businesses for office coffee systems through brokers and sales representatives.



     We grew rapidly in fiscal 1997 and experienced difficulties managing that growth in fiscal 1998. In March 1997, we announced the resignation of Steven Lupinacci, President and Chief Executive Officer. We took a restructuring charge of $3.9 million for closing 12 coffeehouses in fiscal 1997. In addition to closing 11 of these 12 coffeehouses, we opened new coffeehouses in Houston, Texas as well as Irvine and Santa Monica, California. We also entered into an agreement to place coffee carts at premium office locations in Orange County, California; seven carts were operating under this agreement at fiscal year-end 1999.


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


     Despite the efforts of the interim management team led by Messrs. Goelman and Coin, Diedrich Coffee did not meet its stated goal of cash-flow positive operating results by the end of the last quarter of fiscal 1998. The reasons for the shortfall were several: the increased one-time general and administrative costs associated with the addition of the new executive management team headed by John Martin and Tim Ryan, inadequate and unsuccessful marketing programs, delays in the installation of coffee carts in Orange County and inadequate management of certain labor costs.


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


     According to Diedrich Coffee's strategic plan, the roasting facility in Denver, Colorado was closed in the first quarter of fiscal 1999 and roasting was consolidated in Southern California. We also closed an under-performing store in San Diego, California and one in Denver, Colorado. Four coffee cart locations at premium Irvine Office Company locations were opened in the first quarter of fiscal 1999. Additional coffee cart and kiosk locations are under consideration and in discussion with the Irvine Office Company and similar commercial property managers, but no assurances can be given as to when or how many more coffee carts may be installed. We recruited several senior level executives during fiscal 1999 as part of our strategic growth plan in the areas of finance, marketing and franchise development.



     Management undertook several steps to ensure that the base business was operating well before initiating the franchising sales program. It upgraded the quality of the store management teams and then undertook a program to retrain every Diedrich coffeehouse employee. This program was completed during fiscal 1999. The team also developed, tested and introduced several new product programs, including:



     - Martin Diedrich Signature Coffee Selections featuring coffee beans that were only available in the United States at Diedrich coffeehouses;


     - a line of five new Icy Blended drinks to address seasonal softness in the warmer months;

     - Chai Tea and new mocha products, including white chocolate mocha, were added to the menu; and


     - a new line of holiday merchandise was introduced in November 1998.


FRANCHISE AREA DEVELOPMENT AGREEMENTS


     Management's franchise area development goal is to enter into franchise area development agreements covering most major U.S. markets. On September 16, 1998, Diedrich Coffee announced its first franchise area development agreement, which calls for the development of 44 coffeehouses and an undisclosed number of carts and kiosks in the state of North Carolina over a five year period. In connection with the signing of this agreement, we recorded and collected area development fee income of $100,000. On November 16, 1998, we announced our second franchise area development agreement, which provides for the development of 50 coffeehouses and an undisclosed number of carts and kiosks in San Diego, Palm Springs and Temecula, California over the next five years. This franchise area development agreement includes a one-year option to begin development of 45 coffeehouses in Arizona. In connection with the signing of this agreement, we recorded area development fee income of $100,000 and a note receivable for $100,000. On May 17, 1999, we announced our third franchise area development agreement, which provides for the development of 50 coffeehouses in the northern portion of Florida. On May 26, 1999, we announced our fourth franchise area development agreement, which calls for the development of 80 coffeehouses in the Los Angeles, California market. This agreement also gives the franchisee an option to develop up to 103 additional stores in the San Francisco Bay Area. In connection with the signing of this agreement, we will record an area development fee of $32,000 in fiscal 2000. On June 1, 1999, we announced our fifth franchise area development agreement, which provides for the development of 50 coffeehouses in the states of Kentucky and Tennessee. In connection with the signing of this agreement, we will record an area development fee of $20,000 in fiscal 2000.



     Management is currently in various stages of discussion and negotiations with several additional potential area developers. It has recently added two franchise sales organizations to assist in the sales program. These sales organizations are compensated through success-fees based on the execution of area development agreements. Positive sales may not result from these activities.


WHOLESALE


     In fiscal 1998, we took significant steps to build our wholesale sales organization and grow this business channel. A new director of the wholesale division, with substantial experience in the coffee business, was hired and the sales staff was expanded. These efforts proved successful in fiscal 1998, when wholesale sales grew to

$2,222,000, an increase of 31.1% from the prior year. The new management team focused on continued sales growth in the wholesale sales division in fiscal 1999 and delivered improved results: $2,767,000 in total sales, an increase of 24.5% from fiscal 1998. In fiscal 1999, the wholesale division placed its emphasis on upgrading coffee consumed at chain restaurants. As a result, we added regional divisions of a number of well-known restaurant groups as wholesale customers such as: Islands Restaurants, Inc., Ruth's Chris Steakhouses (California/Arizona locations), El Torito, Claim Jumper and Island Restaurants.


RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total sales, unless otherwise indicated, of certain items included in Diedrich Coffee's statements of income for the years indicated:


                                                               YEAR           YEAR           YEAR
                                                               ENDED          ENDED          ENDED
                                                            JANUARY 27,    JANUARY 28,    JANUARY 29,
                                                               1999           1998           1997
                                                            -----------    -----------    -----------
Revenues:
  Retail..................................................      87.8%          90.3%          91.4%
  Wholesale and Other.....................................      11.4            9.7            8.6
  Franchise revenues......................................       0.8             --             --
                                                               -----          -----          -----
          Total...........................................     100.0%         100.0%         100.0%
                                                               -----          -----          -----
Cost and Expenses:
  Cost of sales and related occupancy costs...............      45.2%          49.9%          46.8%
  Store operating expenses(1).............................      41.7           50.3           45.7
  Other operating expenses(2).............................      22.9           13.0           14.2
  Depreciation and amortization...........................       8.0            7.8            5.3
  Asset impairment and restructuring costs................        --           17.0             --
  General and administrative expenses.....................      16.6           17.4           10.1
Operating (loss) income...................................      (9.4)         (38.8)          (5.2)
Interest expense..........................................      (1.6)          (0.8)          (1.0)
Interest and other (expense) income.......................       0.4           (0.1)           0.5
                                                               -----          -----          -----
Loss before income taxes..................................     (10.6)         (39.6)          (5.6)
                                                               -----          -----          -----
Income tax provision (benefit)............................        --             --           (0.6)
                                                               -----          -----          -----
Net (loss) income.........................................     (10.6)%        (39.7)%         (5.0)%
                                                               =====          =====          =====


---------------

(1) As a percentage of revenues from retail operations and franchise operations.



(2) As a percentage of revenues from wholesale operations.



FISCAL YEAR ENDED JANUARY 27, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 28,
1998



     Total Revenues. Total revenues for fiscal 1999 increased 5.4% to $24,215,000 from $22,982,000 for fiscal 1998. Of the total revenues for fiscal 1999, 87.8% were derived from retail sales, 11.4% from wholesale and other revenues and 0.8% from franchise revenues. Retail sales for fiscal 1999 increased 2.4% to $21,248,000 from $20,760,000 for fiscal 1998 as a result of increased customer traffic in our stores, despite closing 2 stores in fiscal 1999. The percentage increase in comparable store sales for stores open during the full year in fiscal 1999 was 1.5%. Wholesale and other revenues for the year ended January 27, 1999 increased 24.5% to $2,767,000 from $2,222,000 for the year ended January 28, 1998 primarily as a result of increased sales to chain restaurant accounts. In addition, we recognized franchise revenues of $200,000 in fiscal 1999 as a result of signing our first two area development agreements.



     Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for fiscal 1999 decreased to $10,955,000 from $11,458,000 for fiscal 1998. As a percentage of total revenues, cost of sales and related occupancy costs decreased to 45.2% for fiscal 1999 from 49.9% for fiscal 1998. This decrease resulted from average unit volume efficiencies associated with the closure of low volume locations, lower green coffee prices and other efficiencies gained at the coffeehouse level. Interactive training programs were developed during fiscal 1999 covering guest satisfaction and product training. These programs assisted management in scrutinizing and reducing the cost of sales. This reduction more than offset the impact of increased occupancy costs and an increase in the percentage of total revenues contributed by wholesale sales.



     Store Operating Expenses. For fiscal 1999, store operating expenses, as a percentage of retail and franchise revenues, decreased to 41.7% from 50.3% for fiscal 1998. In fiscal 1998, the company recorded a one-time charge of $1,700,000 associated with the closure of two coffeehouses and the Denver warehouse, which accounted for 8.2% of retail and franchise revenues.



     Other Operating Expenses. For fiscal 1999, other operating expenses, as a percentage of wholesale and other revenues, increased to 22.9% from 13.0% for fiscal 1998. This increase reflects the costs of additional management and sales staff recruited to further develop the sales of the wholesale division through an emphasis on upgrading the coffee consumed at chain restaurants. In general, as chain accounts are based on negotiated pricing structures, future margins for wholesale sales may not be quite as favorable as they have been in the past.



     Depreciation and Amortization. Depreciation and amortization increased to $1,941,000 for fiscal 1999 from $1,785,000 for fiscal 1998, principally due to the write-off of $55,000 associated with the remodel of one of the coffeehouses to demonstrate the new Diedrich Coffee prototype. As a percentage of total revenue, depreciation and amortization increased to 8.0% from 7.8% during the prior year.



     General and Administrative Expenses. General and administrative expenses increased slightly to $4,014,000 in fiscal 1999 from $4,006,000 in fiscal 1998. As a percentage of total revenues, this represents a slight decrease to 16.6% in fiscal 1999 from 17.4% for fiscal 1998. This slight decrease is due to the increase in total revenues. General and administrative expenses have remained at a relatively high percentage of total revenues due to management's commitment to establish the infrastructure necessary to grow the company.



     Interest Expense. Interest expense increased to $385,000 for fiscal 1999 from $182,000 for fiscal 1998. The increase reflects a full year of interest on the $2,500,000 in long-term debt borrowed in September and October of 1997 and $553,000 in assets under capital leases.



     Income Taxes. Net operating losses generated in fiscal 1999, fiscal 1998, fiscal 1997, fiscal 1994 and prior were carried back or forward, as the case may be, and utilized to offset the allowable portion of income tax in fiscal 1996. As of January 27, 1999, a net operating loss for federal income tax purposes of $10,655,000 was available to be utilized against future taxable income for years through fiscal 2013, subject to a possible annual limitation due to the change in ownership rules under the Internal Revenue Code.



FISCAL YEAR ENDED JANUARY 28, 1998 COMPARED TO FISCAL YEAR ENDED JANUARY 29,
1997



     Total Revenues. Total revenues for fiscal 1998 increased 16.0% to $22,982,000 from $19,812,000 for fiscal 1997 primarily due to the increase in retail revenues. Of total revenues for fiscal 1998, 90.3% were derived from retail sales and 9.7% from wholesale and other sales. Retail revenues for fiscal 1998 increased 14.6% to $20,760,000 from $18,118,000 for fiscal 1997 due to a price increase in the second quarter and a nominal increase in comparable store sales. The percentage increase in comparable store sales comparing net sales for stores open during the full year in fiscal 1998 to net sales for the same stores in fiscal 1997 was 0.1%. Wholesale and other revenues for fiscal 1998 increased 31.1% to $2,222,000 from $1,694,000 for fiscal 1997. This increase was principally due to increased focus on wholesale sales by management.



     Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for fiscal 1998 increased to $11,458,000 from $9,263,000 for fiscal 1997. As a percentage of total revenues, cost of sales and related occupancy costs increased to 49.9% for fiscal 1998 from 46.8% for fiscal 1997. This increase was primarily the result of increased costs related to higher green coffee prices, increased retail discounting, an increased percentage of wholesale sales as a percentage of total revenues, as well as scheduled rent increases.



     Store Operating Expenses. For fiscal 1998, store operating expenses, as a percentage of retail revenues, increased to 50.3% from 45.7% for fiscal 1997. The year-end one-time charge of $1,700,000, associated with the closure of two coffeehouses and the Denver warehouse, accounted for 8.2% of retail revenues and more than offset decreases achieved during the year primarily as a result of improved labor scheduling methods.



     Other Operating Expenses. For fiscal 1998, other operating expenses increased to $290,000 from $240,000 in fiscal 1997. This increase is the result of adding management and sales staff to further the growth in wholesale sales. However, other operating expenses, as a percentage of wholesale and other sales, decreased to 13.0% from 14.2% for fiscal 1997 due to the increase in sales for the wholesale division.



     Depreciation and Amortization. Depreciation and amortization increased to $1,785,000 for fiscal 1998 from $1,054,000 for fiscal 1997, principally due to the addition of depreciable assets related to new coffeehouses added during fiscal 1997 and the conversion costs of the acquired locations being depreciated for the full year. As a percentage of total revenue, depreciation and amortization increased to 7.8% from 5.3% during the prior year.



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



     General and Administrative Expenses. General and administrative expenses increased to $4,006,000 in fiscal 1998 from $2,003,000 in fiscal 1997. As a percentage of total revenues, this represented an increase to 17.4% in fiscal 1998 from 10.1% for fiscal 1997, due to the addition of senior executive personnel and other resources required to manage the business more effectively, restructure the company and position it for future growth.



     Interest Expense. Interest expense decreased to $182,000 for fiscal 1998 from $190,000 for fiscal 1997.



     Income Taxes. Net operating losses generated in fiscal 1998, fiscal 1997, fiscal 1994 and prior were carried back or forward, as the case may be, and utilized to offset the allowable portion of income tax in fiscal 1996. As of January 28, 1998, a net operating loss for federal income tax purposes of $8,007,000 was available to be utilized against future taxable income for years through fiscal 2013, subject to a possible annual limitation due to the change in ownership rules under the Internal Revenue Code.



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


     On March 30, 1998, we agreed to a private placement of 200,000 shares of our common stock to Franchise Mortgage Acceptance Company, or the FMAC, at a price of $6.375 (the stock's closing sale price for that day on the Nasdaq National Market). In addition, the FMAC also received an option to purchase 100,000 additional shares of our common stock. This option may be exercised in increments of 25,000 shares or more and expires on April 3, 2000. The exercise prices of this option are as follows: 50,000 shares are exercisable at $10.00 per share and $12.50 per share, respectively. We completed this transaction on April 3, 1998.

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


SEASONALITY AND QUARTERLY RESULTS



     Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net sales have not been realized proportionately in each quarter, with net sales being the highest during the last fiscal quarter which includes the December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.


EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS


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


     We will have to modify certain applications and replace some of the hardware used in the processing of financial information. In conjunction with these upgrades, which are expected to be completed by the end of September 1999, we believe we will have addressed any potential significant year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to cost less than $20,000. As of January 27, 1999, we had incurred and expensed approximately $34,000 of expenditures consisting of internal staff costs, outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows. To the extent possible, we will be developing and executing contingency plans designed to allow continued operation in the event of failure of our or third parties' computer information systems.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Diedrich Coffee's directors, executive officers and other key employees, and their ages as of January 27, 1999, are as follows:


          NAME            AGE                        POSITION(S) HELD
          ----            ---                        ----------------
John E. Martin..........  53     Chairman of the Board and Director
Timothy J. Ryan.........  59     President, and Chief Executive Officer and Director
Martin R. Diedrich......  40     Vice Chairman of the Board, Secretary, Chief Coffee
                                 Officer and Director
Peter Churm(1)(2).......  73     Director
Lawrence                  58     Director
  Goelman(1)(2).........
Paul C.                   42     Director
  Heeschen(1)(2)........
Ann Wride...............  37     Vice President and Chief Financial Officer
Dolf Berle..............  36     Vice President of Franchise Development and Operations
Catherine Saar..........  39     Vice President of Marketing and Wholesale Sales


---------------

(1) Audit committee member.



(2) Compensation committee member.



     The principal occupation for the last five years of each director and executive officer, as well as some other information, is set forth below.



     John E. Martin was appointed Chairman of the Board of Directors by the board as of November 17, 1997. From 1983 to 1996, Mr. Martin was Chairman and Chief Executive Officer of Taco Bell Worldwide. From October 1996 to June 1997, Mr. Martin was Chairman of PepsiCo's Casual Dining Division. Mr. Martin is also Chairman of publicly held Easyriders, Inc., a publishing company, and Chairman of Culinary Adventures, a privately held company that owns and operates several restaurants in Southern California. In addition, Mr. Martin serves on the boards of directors of: Williams-Sonoma, Inc., Franchise Mortgage Acceptance Company and The Good Guys! Inc.



     Timothy J. Ryan was appointed as President and Chief Executive Officer by the board effective November 1997. From December 1995 until his retirement in December 1996, Mr. Ryan was president of Sizzler U.S.A., a division of Sizzler International, Inc. of which he was also Senior Vice President. Sizzler International, Inc. filed for bankruptcy protection in June 1996. From November 1988 to December 1993, Mr. Ryan was Senior Vice President of Marketing at Taco Bell Worldwide, and from December 1993 to December 1995, he was Senior Vice President of Taco Bell's Casual Dining Division. In addition, Mr. Ryan serves on the board of directors of Rubio's Restaurants, Inc.


     Martin R. Diedrich has served as an officer and director of Diedrich Coffee since 1985. In April 1997, he became Vice Chairman of the Board and Chief Coffee Officer, as well as continuing as Diedrich Coffee's Corporate Secretary. Before that time, Mr. Diedrich served as Director of Coffee. In addition, he served as Chairman of the Board from January 1996 to April 1997. Mr. Diedrich is an internationally recognized specialty coffee expert who is a frequent speaker at industry and trade association functions.


     Peter Churm joined the board of directors in October 1996. He has been Chairman Emeritus of Furon Company since 1992. He served as Chairman of the Board of Furon Company from May 1980 through February 1992 and was President of that company for more than 16 years before that time. He also serves on the boards of directors of Furon Company and CKE Restaurants, Inc.


     Lawrence Goelman was the interim Chief Executive Officer of Diedrich Coffee from March 1997 to November 1997 and has served as a member of the board since October 1996. He assumed the position of Chairman of the Board in March 1997 until he was replaced by John E. Martin on November 17, 1997. Most recently, Mr. Goelman served as President and Chief Executive Officer of Pinnacle Micro, Inc. from May

1996 to December 1996. Mr. Goelman has also been a Managing Partner of Tremont Partners, Inc. since June 1995. Before that, he served as Chairman, President and Chief Executive Officer of CostCare, Inc. for 14 years. Mr. Goelman also serves on the board of Imagyn Medical Technologies, Inc.



     Paul C. Heeschen became a director of Diedrich Coffee in January 1996. For the past eight years, Mr. Heeschen has been a Principal of Heeschen & Associates, a private investment firm. He is also the sole general partner of D.C.H., L.P. and Redwood Enterprises VII, L.P., and a trustee of the Palm Trust, each of which are stockholders of Diedrich Coffee.


     Ann Wride joined Diedrich Coffee in April 1998 as Vice President and Chief Financial Officer. Previously, Ms. Wride was Vice President and Chief Financial Officer of Advantica Restaurant Group Inc.'s Coco's/Carrows Division from May 1996 to March 1998. Before joining Advantica, Ms. Wride served as Vice President, Finance of Family Restaurants Inc., where she worked in various capacities since 1989.

     Dolf A. Berle was appointed Vice President of Franchise Development in May 1998. Additionally, Mr. Berle assumed responsibility for Company Operations in June 1998. Before joining Diedrich Coffee, Mr. Berle was Senior Director of Operations for Pepsi Restaurants International from July 1997 to May 1998. From September 1996 to June 1997, Mr. Berle was Director of Operations for Taco Bell International. Before joining the international division, Mr. Berle served as Market Manager for Taco Bell in Nashville, Tennessee between June 1994 and August 1996.

     Catherine A. Saar was appointed Vice President of Marketing and Wholesale Sales in July 1998. Ms. Saar was Vice President Marketing and Merchandising for Frame-N-Lens from January 1998 to June 1998. From May 1993 to December 1997, Ms. Saar was Director of Corporate Marketing for Smart and Final, Inc. Before this, Ms. Saar held various marketing positions at Taco Bell Corporation.


BOARD COMMITTEES AND MEETINGS



     Diedrich Coffee's board of directors has standing compensation and audit committees. We do not have a standing nominating committee. Instead, the board acts as a committee of the whole with respect to nominations for membership on the board. The members of each committee and the functions performed thereby are described below:


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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE


     The following table sets forth certain information with respect to compensation earned during the last three fiscal years by our Chief Executive Officer and our next most highly compensated persons who were serving as executive officers of Diedrich Coffee on January 27, 1999 and whose total annual salary and bonus for fiscal 1999 exceeded $100,000.



                                                                                        LONG-TERM
                                                                           ANNUAL      COMPENSATION
                                                                        COMPENSATION      AWARDS
                                                              FISCAL    ------------   ------------
                                                               YEAR                     SECURITIES
                                                               ENDED                    UNDERLYING
                NAME AND PRINCIPAL POSITION                   JANUARY    SALARY($)      OPTIONS(#)
                ---------------------------                   -------   ------------   ------------
John E. Martin(1)...........................................   1999       $100,000            --
  Chairman of the Board                                        1998         20,385       850,000
                                                               1997             --            --
Timothy J. Ryan(2)..........................................   1999       $200,000            --
  Chief Executive Officer and President                        1998         33,035       600,000
                                                               1997             --            --
Martin R. Diedrich..........................................   1999       $111,692         4,000
  Vice Chairman of the Board, Secretary and Chief Coffee
Officer                                                        1998        100,000            --
                                                               1997        100,000            --
Ann Wride(3)................................................   1999       $122,808        54,000
  Vice President and Chief Financial Officer                   1998             --            --
                                                               1997             --            --
Dolf Berle(4)...............................................   1999       $105,519        54,000
  Vice President of Franchise Development and Operations       1998             --            --
                                                               1997             --            --


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


                                                                                               POTENTIAL
                                                  PERCENT OF                              REALIZABLE VALUE AT
                                                    TOTAL                                ASSUMED ANNUAL RATES
                                     NUMBER OF     OPTIONS                                  OF STOCK PRICE
                                     SECURITIES   GRANTED TO                            APPRECIATION FOR OPTION
                                     UNDERLYING   EMPLOYEES    EXERCISE                         TERM(1)
                                      OPTIONS     IN FISCAL      PRICE     EXPIRATION   -----------------------
               NAME                  GRANTED(#)      YEAR      ($/SHARE)      DATE        5%($)        10%($)
               ----                  ----------   ----------   ---------   ----------   ----------   ----------
John E. Martin.....................        --          --           --           --            --           --
Timothy J. Ryan....................        --          --           --           --            --           --
Martin R. Diedrich(2)..............     4,000         2.1%       $7.00      6/23/08      $ 16,209     $ 41,825
Ann Wride(3).......................    50,000        25.9         5.81      3/25/08       168,169      433,932
                                        4,000         2.1         7.00      6/23/08        16,209       41,825
Dolf Berle(4)......................    50,000        25.9         6.25      3/23/08       180,905      466,795
                                        4,000         2.1         7.00      6/23/08        16,209       41,825


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


(2) All of Mr. Diedrich's options were granted pursuant to the 1996 Stock Incentive Option Plan, which was approved by our board of directors on June 23, 1998.


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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES


     The following table sets forth information concerning the number and value of unexercisable options held by the following executive officers on January 27, 1999. None of these executive officers exercised any stock options during fiscal year 1999.


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

1996 STOCK INCENTIVE PLAN



     In July 1996, we adopted the 1996 Stock Incentive Plan, which authorized the granting of a variety of stock-based incentive awards, including incentive and nonstatutory stock options. Our stockholders approved the plan in September 1996. The purpose of the incentive plan is to promote the interests of Diedrich Coffee and our stockholders by using investment interests in Diedrich Coffee to attract, retain and motivate its management and other persons, to encourage and reward their contributions to the performance of Diedrich Coffee and to align their interests with the interests of our stockholders. A total of 475,000 shares were initially authorized under the plan. On June 26, 1997, the stockholders increased the number of shares authorized by 300,000, to a total of 775,000 authorized shares. The incentive plan is administered by the compensation committee of the board, who determine the recipients and terms of the awards granted. The compensation committee is comprised of disinterested directors. The disinterested directors are eligible only to receive automatic nondiscretionary awards under the 1996 Non-Employee Directors Stock Option Plan described below. Under the incentive plan, options to purchase common stock may be granted with an exercise price below market value of such stock on the grant date. No such below market options have been granted.



     The board or the compensation committee may amend, suspend or terminate the incentive plan at any time. In addition, the maximum number of shares that may be sold or issued under the incentive plan may be increased and the class of persons eligible to participate in the incentive plan may be altered only with the approval of our stockholders. With respect to all other amendments to the incentive plan, the board may, in its discretion, determine that the amendment shall only become effective upon approval by our stockholders. The board or compensation committee may allow award recipients to pay for the exercise of options with a promissory note issued by the company or in a broker-assisted type transaction with the company. In the event of a change in control of Diedrich Coffee, awards outstanding under this plan terminate without contrary agreement or action by the board of directors. In such a case, the board has the ability to accelerate the vesting of the outstanding awards or provide for the creation of new awards to replace those awards that would terminate.



1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN



     In July 1996, we adopted the 1996 Non-Employee Directors Stock Option Plan, which authorizes the granting of non-qualified stock options to disinterested directors. Our stockholders approved the plan in September 1996. The purpose of the directors plan is to promote the interests of Diedrich Coffee and our stockholders by using investment interests in Diedrich Coffee to attract and retain highly qualified independent directors. A total of 125,000 shares have been reserved for issuance under the directors plan. Pursuant to the directors plan, each non-employee director automatically receives an initial, one-time grant of an option to purchase up to 10,000 shares of Diedrich Coffee common stock. In addition to the initial grant, each non-employee director will also receive, upon each re-election to our board, an automatic grant of an option to purchase up to 5,000 additional shares of our common stock. The initial grant vests over two years. The automatic re-election grant vests immediately before the next annual meeting of stockholders. All disinterested employee director options have a term of ten years and an exercise price equal to the fair market value of our common stock on the date of grant. We may allow award recipients to pay for the exercise of options in a broker-assisted type transaction with the company. In the event of a change in control of Diedrich Coffee and the subsequent termination of a director, the vesting of all options accelerates. Upon such an acceleration, the initial option grants are exercisable for a period of one year following the director's termination, while additional option grants are exercisable for 90 days following the termination.



1997 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN AND AGREEMENT



     In April 1997, the disinterested directors on the board adopted and approved the 1997 Non-Employee Directors' Stock Option Plan and Agreement to recognize and compensate the disinterested directors for their service to Diedrich Coffee above and beyond normal requirements. Pursuant to that plan, one-time grants of options to purchase up to 10,000 shares of our common stock were granted to each of Mr. Churm and Mr. Heeschen. These options vested on April 25, 1998, twelve months after they were granted and will expire on the earlier of April 25, 2007, or 180 days after the termination of the director. We may allow

Messrs. Churm and Heeschen to pay for the exercise of the options in a broker-assisted type transaction with the company. In the event of a change in control of Diedrich Coffee and the subsequent termination of either director, the terminated director has 180 days to exercise his options. No additional options are available for grant under the 1997 Non-Employee Directors Stock Option Plan and Agreement.


EMPLOYMENT AGREEMENTS AND COMPENSATORY ARRANGEMENTS

     John E. Martin


     On November 17, 1997, John E. Martin entered into a letter agreement with Diedrich Coffee appointing him as a director and as Chairman of the Board. The agreement provides for a base salary of $100,000 per year for so long as Mr. Martin continues as Chairman of the Board. Mr. Martin is not to receive employee benefits nor any other compensation to which he would otherwise be entitled for serving on the board and the board may terminate him in its discretion at any time with or without reason. We have agreed to employ a full-time executive assistant on his behalf with an annual salary not to exceed $72,000 per year. Diedrich Coffee also agreed (1) to reimburse Mr. Martin for all reasonable and necessary travel and other business expenses incurred in connection with the performance of services under the agreement; (2) to enter into an indemnification agreement with Mr. Martin in the form provided to each of the other directors and executive officers of Diedrich Coffee; and (3) to reimburse Mr. Martin for reasonable legal and accounting fees incurred in connection with the negotiation and execution of the agreement in an amount not to exceed $10,000. Finally, the agreement recognizes that Mr. Martin's other business interests relate to restaurants and provides that we waive any rights or claims to other business opportunities involving the restaurant business which may become available to Mr. Martin, other than opportunities involving the coffeehouse business or other businesses in which the principal activity involves the sale of coffee and coffee beverages.



     On November 17, 1997, Mr. Martin also entered into a stock option plan and agreement with Diedrich Coffee. Our stockholders approved Mr. Martin's option agreement at a special meeting held on January 22, 1998. We granted Mr. Martin options to purchase an aggregate of 850,000 shares of common stock for the purpose of encouraging and rewarding Mr. Martin's contributions to the performance of Diedrich Coffee and to align Mr. Martin's interests with the interests of our stockholders. The options granted to Mr. Martin are exercisable, at the following exercise prices:


     (1) 450,000 shares of common stock at an exercise price of $4.00 per share;

     (2) 100,000 shares of common stock at an exercise price of $5.00 per share;

     (3) 150,000 shares of common stock at an exercise price of $8.00 per share; and

     (4) 150,000 shares of common stock at an exercise price of $10.00 per share.


     All of the options granted to Mr. Martin become exercisable on the earlier of May 15, 2002 or as soon as the closing price of our common stock on the Nasdaq National Market exceeds the respective exercise price for at least seven trading days in any period of ten consecutive trading days. All options are to terminate if unexercised on November 17, 2002 or, if Mr. Martin resigns from Diedrich Coffee or we terminate Mr. Martin's employment for cause, the options will become unexercisable within sixty days. Only Mr. Martin is eligible to receive options under his option agreement and the options are not transferable or assignable. Subject to the discretion of the compensation committee of the board, Mr. Martin may pay the exercise price for his options with cash or by delivery of shares of our common stock with a value equal to the exercise price or through a combination of cash and shares.


     Timothy J. Ryan


     On November 17, 1997, Timothy J. Ryan entered into a two-year employment agreement with Diedrich Coffee as our President and Chief Executive Officer. The agreement provides for an annual salary of $200,000 per year, a discretionary performance bonus which may be awarded by the compensation committee after twelve months of employment (not to initially exceed 25% of Mr. Ryan's base salary), and employee benefits that include three weeks annual vacation leave, reimbursement for all reasonable and necessary travel and other business expenses incurred in connection with the performance of services under the agreement, and the payment of a monthly car allowance of $600. The employment agreement may be terminated before the completion of two years in the event of Mr. Ryan's sustained incapacity as defined in the agreement or by Diedrich Coffee for cause as defined in the agreement. We may also terminate Mr. Ryan for any other reason, however, in such event, Mr. Ryan will be entitled to receive a severance payment equal to fifty percent of his base salary.



     On November 17, 1997, Mr. Ryan also entered into a stock option plan and agreement with Diedrich Coffee. Our stockholders approved Mr. Ryan's option agreement at a special meeting held on January 22, 1998. We granted Mr. Ryan options to purchase an aggregate of 600,000 shares of our common stock for the purpose of encouraging and rewarding Mr. Ryan's contributions to the performance of Diedrich Coffee and to align Mr. Ryan's interests with the interests of our stockholders. The options granted to Mr. Ryan are exercisable, at the following exercise prices:


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


     The options become exercisable on the earlier of May 15, 2002 or upon the satisfaction of two conditions: (1) the options having vested pursuant to a vesting schedule set forth in the agreement and (2) after the date of the agreement, the closing price of the common stock on the Nasdaq National Market shall have exceeded the option price per share for at least seven trading days in any period of ten consecutive trading days. All options are to terminate if unexercised on November 17, 2002 or, if Mr. Ryan resigns from Diedrich Coffee without good cause or we terminate Mr. Ryan's employment for cause, the options will become unexercisable within sixty days. Only Mr. Ryan is eligible to receive options under the his option agreement and the options are not transferable or assignable. Subject to the discretion of the compensation committee of the board, Mr. Ryan may pay the exercise price for his options with cash or by delivery of shares of our common stock with a value equal to the exercise price or through a combination of cash and shares.


     Martin R. Diedrich


     Martin R. Diedrich entered into a new employment agreement with Diedrich Coffee, which appointed him as Diedrich Coffee's Chief Coffee Officer beginning as of June 29, 1998. The term of the agreement is three years. The agreement provides for a base salary of $120,000 per annum, increasing to $140,000 per annum beginning in the second year of the agreement, and to $160,000 in the third year. Mr. Diedrich receives employee benefits consistent with our policies for other senior executives.


     Ann Wride


     In April 1998, Ann Wride entered into an employment agreement with Diedrich Coffee appointing her Vice President and Chief Financial Officer. The term of the agreement is two years. The agreement provides for a base salary of $155,000 per annum and an annual incentive bonus of up to 25% of base salary based on the company's performance and Ms. Wride's performance against objectives approved by the board. If terminated without cause, Ms. Wride is entitled to six months salary as severance compensation. Ms. Wride also received options to purchase up to 50,000 shares of common stock at an exercise price of $5.8125, vesting over two years. Ms. Wride receives employee benefits consistent with Diedrich Coffee's policies from other senior executives.


     Dolf Berle

     In April 1998, Dolf Berle entered into an employment agreement with Diedrich Coffee appointing him Vice President of Franchise Development. The agreement provides for a base salary of $155,000 per annum and an annual incentive bonus of up to 25% of base salary based on the company's performance and Mr. Berle's performance against objectives approved by the board. If terminated without cause, Mr. Berle is entitled to six months salary as severance compensation. Mr. Berle also received options to purchase up to 50,000 shares of our common stock at an exercise price of $6.25 vesting over two years. According to the terms of the employment agreement, Mr. Berle was also granted 10,000 stock options annually for each of the five years following the end of the two-year vesting period of the initial grant. The exercise price of those options will be the date of the annual grant. Mr. Berle receives employee benefits consistent with Diedrich Coffee's policies from other senior executives.


     Catherine Saar


     On June 11, 1998, Catherine Saar entered into an employment agreement with Diedrich Coffee appointing her Vice President, Marketing. The agreement provides for a base salary of $120,000 per annum and an annual incentive bonus of up to 25% of base salary based on the company's performance and Ms. Saar's performance against objectives approved by the board. If terminated without cause, Ms. Saar is entitled to four months salary as severance compensation. Ms. Saar also received options to purchase up to 20,000 shares of our common stock at an exercise price of $7.75, vesting over two years. Ms. Saar receives employee benefits consistent with Diedrich Coffee's policies for other senior executives.


REPORT OF THE COMPENSATION COMMITTEE


     The compensation committee consists of Messrs. Churm, Goelman and Heeschen. The compensation committee administers Diedrich Coffee's stock option plans and sets compensation levels for our executive officers. Our executive compensation policies and programs are designed to:


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


     Annual Bonus. All executive officers, including the Chief Executive Officer, are eligible to receive an annual bonus. The employment agreements for the executive officers provide for discretionary performance bonuses based upon Diedrich Coffee's performance and the respective executive officer's contribution to this performance. The board awarded annual bonuses to sixteen employees, including three of the executive officers, for the fiscal year ended January 27, 1999 because of outstanding performance by such persons during the year. These bonuses were paid after the fiscal year ended January 27, 1999 but related to performance during the fiscal year.



     Stock Options. The third component of the compensation program for executive officers is in the form of stock option awards. Diedrich Coffee's 1996 Stock Incentive Plan provides for long-term incentive compensation for Diedrich Coffee employees, including executive officers. Stock option awards align the interests of executive officers with those of stockholders by providing an equity interest in Diedrich Coffee, thereby providing incentive for the executive officers to maximize stockholder value. Option awards directly tie executive compensation to the value of our stock. The compensation committee is responsible for determining, subject to the terms of the 1996 Stock Incentive Plan, the individuals to whom grants are made, the timing of grants and the number of shares per grant. The number of shares are determined based upon the individual's position in Diedrich Coffee, competitive company practices and the number of unvested shares already held by the individual. Stock options are generally granted with an exercise price equal to the fair market value of Diedrich Coffee common stock on the date of grant. During fiscal 1999, the compensation committee granted stock options to approximately 76 employees. This was a wider employee base than in past years. The goal of the compensation committee was to ensure employees were focused on increasing stockholder value. The group included the majority of corporate office employees as well as general managers and assistant managers at the coffeehouse level.


     Chief Executive Officer. In November 1997, Diedrich Coffee entered into an employment agreement as well as a stock option plan and agreement with Mr. Ryan. The stockholders of Diedrich Coffee approved the Stock Option Plan and Agreement at a special meeting called for that purpose on January 22, 1998. The terms of Mr. Ryan's employment agreement and stock option plan and agreement are described under "-- Employment Agreements and Compensation Arrangements." The process of establishing the Chief Executive Officer's compensation parallels the process and criteria used in establishing compensation levels for other executive officers. There were no changes made during the fiscal year ended January 27, 1999 to Mr. Ryan's employment agreement or his compensation package.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth information regarding the beneficial ownership of our common stock as of June 1, 1999, by:



     - each person or group of affiliated persons who we know owns beneficially 5% or more of our common stock;



     - each of our directors;



     - each of our executive officers listed in the summary compensation table; and



     - all of our directors and executive officers as a group.



Percentage of ownership is calculated as required by Commission Rule 13d-3(d)(1). Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws. The table below includes the number of shares underlying options that are exercisable within 60 days from June 1, 1999.



                      NAME AND ADDRESS                            AMOUNT AND NATURE         PERCENT OF
                   OF BENEFICIAL OWNER(1)                     OF BENEFICIAL OWNERSHIP(2)      CLASS
                   ----------------------                     --------------------------    ----------
D.C.H., L.P.................................................           1,473,197(3)            23.9%
  450 Newport Center Drive
  Suite 450
  Newport Beach, CA 92660
Amre A. Youness.............................................             500,958(4)             7.6%
  301 North Lake Avenue
  Suite 910
  Pasadena, CA 91101
Cosleno, Inc................................................             340,000(5)             5.2%
  3753 Howard Hughes Parkway
  Suite 200
  Las Vegas, NV 89109
Steven A. Lupinacci.........................................             309,061(6)             5.0%
Dolf A. Berle...............................................              26,000(7)               *
Peter Churm.................................................              50,000(8)               *
Martin Diedrich.............................................             656,107(9)            10.6%
Lawrence Goelman............................................             117,700(10)            1.9%
Paul C. Heeschen............................................           1,796,480(11)           29.0%
John E. Martin..............................................           1,258,533(12)           17.9%
Timothy J. Ryan.............................................             629,367(13)            9.3%
Catherine Saar..............................................              11,000(14)              *
Ann Wride...................................................              26,000(15)              *
All directors and executive officers
  as a group (9 persons)....................................           4,571,187(16)           58.1%


---------------
  *  Less than 1%

 (1) Unless otherwise indicated, the address of each person in this table is c/o Diedrich Coffee, 2144 Michelson Dr., Irvine, California 92612.


 (2) Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of June 1, 1999 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage owned by each other stockholder listed. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

 (3) Paul C. Heeschen, a director of Diedrich Coffee, is the sole general partner of this limited partnership with voting and investment power as to all shares beneficially owned by the limited partnership.


 (4) Pursuant to Schedule 13D filed with the Commission and dated as of October 14, 1997, includes 70,000 shares that are subject to warrants exercisable within 60 days and 340,000 shares that are subject to warrants exercisable within 60 days of which he has shared voting and dispositive power with Cosleno, Inc.


 (5) Pursuant to Schedule 13D as filed with the Commission and dated as of October 14, 1997, Cosleno, Inc. and Amre A. Youness, who is the sole stockholder of Cosleno, Inc., have shared voting and dispositive power of the 340,000 shares that are subject to warrants exercisable within 60 days.


 (6) Mr. Lupinacci resigned as Chief Executive Officer, President and Chief Financial Officer effective March 12, 1997.



 (7) Includes 26,000 shares subject to options that are exercisable within 60 days.



 (8) Includes 30,000 shares subject to options that are exercisable within 60 days.



 (9) Includes 1,000 shares subject to options that are exercisable within 60 days.



(10) Includes 105,000 shares subject to options that are exercisable within 60 days. This number does not include the 85,000 shares subject to warrants held by the Virginia R. Cirica Trust. Ms. Cirica is Mr. Goelman's wife. Mr. Goelman disclaims any beneficial interest in the Virginia R. Cirica Trust, except to the extent to which Mr. Goelman is a contingent beneficiary under the terms of that trust.



(11) Includes 1,473,197 shares beneficially owned by D.C.H., L.P. and 255,914 shares beneficially owned by Redwood Enterprises VII, L.P. Mr. Heeschen is the sole general partner of each of these partnerships with voting and investment power as to all of such shares. Also includes 7,369 shares owned personally by Mr. Heeschen and 30,000 shares held personally by Mr. Heeschen subject to options that are exercisable within 60 days and 25,000 shares purchased on the open market by the Palm Trust, of which Mr. Heeschen is a trustee with shared voting and investment power as to all of such shares.



(12) Includes 850,000 shares subject to options that are exercisable within 60 days.



(13) Includes 600,000 shares subject to options that are exercisable within 60 days.



(14) Includes 11,000 shares subject to options that are exercisable within 60 days.



(15) Includes 26,000 shares subject to options that are exercisable within 60 days.



(16) Includes 1,679,000 shares subject to options that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     On April 6, 1999, we entered into a $1,000,000 loan agreement and security agreement with Amre Youness, a former director of Diedrich Coffee and the beneficial owner of approximately 6.6% of the outstanding shares of our common stock. Under the loan agreement, all outstanding principal and interest is due and payable on April 6, 2000. The loan is secured by the assets of Diedrich Coffee with interest accruing and paid monthly at the prime rate plus 3%. In connection with the loan agreement, we issued warrants to Mr. Youness to purchase 70,000 shares of Diedrich Coffee common stock at a price of $5.625 per share.

     On August 19, 1997, the company entered into a promissory note, term loan agreement and security agreement with the Virginia R. Cirica Trust. The trust is controlled by Ms. Cirica, who is the spouse of Lawrence Goelman, then Chairman and Interim Chief Executive Officer and currently a director of Diedrich Coffee.

     Shortly before the trust entered into the loan documents, Mr. Goelman loaned Ms. Cirica approximately $250,000. Some of those funds were transferred by Ms. Cirica to the trust and advanced to Diedrich Coffee pursuant to the loan documents. The loan was secured by the assets of Diedrich Coffee and provided for borrowings up to $500,000 with interest accruing at the prime rate plus
3 1/2%. This note was fully paid and discharged on December 17, 1997.

     In connection with the loan documents with the Cirica Trust, Diedrich Coffee issued a warrant to the trust to purchase up to 85,000 shares of Diedrich Coffee's common stock if the loan were repaid in full within 120 days of closing, or up to 170,000 shares of Diedrich Coffee's common stock if the loan was not repaid within 120 days, all at a price of $2.25 a share. The warrants were reduced to 85,000 shares of Diedrich Coffee's common stock by virtue of the December repayment of the note in full. The warrants were exercised in December 1998. Mr. Goelman disclaims any pecuniary interest in the loan to Diedrich Coffee and any beneficial interest in the trust, except to the extent to which Mr. Goelman is a contingent beneficiary under the terms of the trust.

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

10.9       Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief
           Executive Officer, dated as of November 17, 1997(5)
10.10      Stock Option Plan and Agreement by and between the Company and Timothy J. Ryan granting Mr. Ryan the option to purchase up to 600,000 shares of the Common Stock of the Company, dated as of
           November 17, 1997(5)
10.11      Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr.
           Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17,
           1997(5)
10.12      Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)
10.13      Form of Term Loan Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview
           Trust(6)
10.14      Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview
           Trust(6)
10.15      Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview
           Trust(6)
10.16      Form of Intercreditor Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview
           Trust(6)
10.17      Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998(7)
10.18      Separation and Release Agreement dated January 28, 1998 with Kerry W. Coin(7)
10.19      Employment Agreement with Ann Wride dated April 8, 1998(8)
10.20      Employment Agreement with Dolf Berle dated April 8, 1998(9)
10.21      Employment Agreement with Catherine Saar dated June 11, 1998(9)
10.22      Form of Franchise Agreement(10)
10.23      Form of Area Development Agreement(10)
10.24      Employment Agreement with Martin Diedrich dated June 29, 1998(3)
10.25      1997 Non-Employee Director Stock Option Plan and Agreement*
11.1       Statement re: Computation of Per Share Earnings(11)
21.1       List of Subsidiaries(3)
24.1       Power of Attorney(11)
27.1       Financial Data Schedule(11)


---------------

          *  Filed herewith



         (1) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-1(No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.



         (2) Previously filed as Appendix A to Amendment No. 1 to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on June 7, 1999.



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



        (11) Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the fiscal year ended January 27, 1999, as filed with the Securities and Exchange Commission on April 27, 1999.


 (b) REPORTS ON FORM 8-K.

        None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Diedrich Coffee has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 7th day of June 1999.


                                          DIEDRICH COFFEE, INC.

                                          By:      /s/ TIMOTHY J. RYAN
                                            ------------------------------------
                                            Timothy J. Ryan
                                            President and Chief Executive
                                              Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.



                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----

                      *                          Chairman of the Board                  June 7, 1999
---------------------------------------------
               John E. Martin

             /s/ TIMOTHY J. RYAN                 President, Chief Executive Officer     June 7, 1999
---------------------------------------------    and Director (Principal Executive
               Timothy J. Ryan                   Officer)

                      *                          Vice President and Chief Financial     June 7, 1999
---------------------------------------------    Officer (Principal Financial and
                  Ann Wride                      Accounting Officer)

                      *                          Chief Coffee Officer, Vice Chairman    June 7, 1999
---------------------------------------------    of the Board of Directors and
             Martin R. Diedrich                  Secretary

                      *                          Director                               June 7, 1999
---------------------------------------------
              Lawrence Goelman

                      *                          Director                               June 7, 1999
---------------------------------------------
                 Peter Churm

                      *                          Director                               June 7, 1999
---------------------------------------------
              Paul C. Heeschen



*By:   /s/ TIMOTHY J. RYAN

     ---------------------------

           Timothy J. Ryan


          Attorney-in-fact

                             DIEDRICH COFFEE, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Balance Sheets..............................................  F-2
Statements of Operations....................................  F-3
Statements of Stockholders' Equity..........................  F-4
Statements of Cash Flows....................................  F-5
Notes to Financial Statements...............................  F-6

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

                                      /s/ KPMG LLP

Orange County, California
March 26, 1999, except the
second paragraph of note 13
which is April 6, 1999

                             DIEDRICH COFFEE, INC.



                                 BALANCE SHEETS


                     JANUARY 28, 1998 AND JANUARY 27, 1999





                                                                  1998            1999
                                                              ------------    ------------
ASSETS (NOTE 5)
Current Assets:
  Cash......................................................  $  1,408,161    $  1,200,861
  Accounts receivable, less allowance for doubtful accounts
     of $29,438 and $22,134.................................       181,628         263,651
  Note receivable...........................................            --         100,000
  Inventories (Note 2)......................................     1,375,119       1,279,436
  Prepaid expenses..........................................       157,393         188,993
  Income taxes receivable...................................        42,528          17,686
                                                              ------------    ------------
       Total current assets.................................     3,164,829       3,050,627
Property and equipment, net (Note 3)........................    10,104,843       9,119,859
Costs in excess of net assets acquired, net (Note 4)........       389,651         329,086
Other assets................................................       289,103         236,880
                                                              ------------    ------------
       Total assets.........................................  $ 13,948,426    $ 12,736,452
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of obligations under capital leases
     (Note 6)...............................................  $    168,139    $    169,488
  Accounts payable..........................................     1,204,366       1,415,067
  Accrued compensation......................................       716,742         970,034
  Accrued expenses (Note 7).................................     1,796,869       1,039,097
  Restructuring charge (Note 10)............................       237,320         112,400
                                                              ------------    ------------
       Total current liabilities............................     4,123,436       3,706,086
Obligations under capital lease -- long-term (Note 6).......       317,292         283,106
Long term debt (Note 5).....................................     2,500,000       2,500,000
Deferred rent...............................................       172,231         219,865
                                                              ------------    ------------
       Total liabilities....................................     7,112,959       6,709,057
                                                              ------------    ------------
Stockholders' Equity:
  Common stock, $.01 par value; authorized 25,000,000
     shares; issued and outstanding 6,167,313 shares at
     January 27, 1999 and 5,741,650 at January 28, 1998.....        57,417          61,674
  Additional paid-in capital................................    16,928,546      18,708,032
  Accumulated deficit.......................................   (10,150,496)    (12,742,311)
                                                              ------------    ------------
       Total stockholders' equity...........................     6,835,467       6,027,395
Commitments and contingencies (Note 6)
                                                              ------------    ------------
       Total liabilities and stockholders' equity...........  $ 13,948,426    $ 12,736,452
                                                              ============    ============


See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.



                            STATEMENTS OF OPERATIONS


      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999



                                                         1997           1998           1999
                                                      -----------    -----------    -----------
Revenues:
  Retail............................................  $18,117,720    $20,759,993    $21,248,462
  Wholesale and other...............................    1,694,686      2,221,704      2,766,741
  Franchise revenue.................................           --             --        200,000
                                                      -----------    -----------    -----------
       Total revenues...............................   19,812,406     22,981,697     24,215,203
                                                      -----------    -----------    -----------
Cost and Expenses:
  Cost of sales and related occupancy costs.........    9,263,286     11,457,612     10,955,197
  Store operating expenses..........................    8,279,621     10,447,349      8,935,644
  Other operating expenses..........................      240,227        289,867        634,124
  Depreciation and amortization.....................    1,053,770      1,785,271      1,941,020
  Provision for asset impairment and restructuring
     costs..........................................           --      3,902,332             --
  General and administrative expenses...............    2,003,483      4,005,853      4,013,809
                                                      -----------    -----------    -----------
       Total........................................   20,840,387     31,888,284     26,479,794
                                                      -----------    -----------    -----------
Operating (loss) income.............................   (1,027,981)    (8,906,587)    (2,264,591)
Interest expense....................................     (189,549)      (182,135)      (384,544)
Interest and other (expense) income.................      103,718        (23,239)        90,517
                                                      -----------    -----------    -----------
Loss before income taxes............................   (1,113,812)    (9,111,961)    (2,558,618)
Income tax provision (benefit)......................     (128,107)           800          3,690
                                                      -----------    -----------    -----------
Net loss............................................  $  (985,705)   $(9,112,761)   $(2,562,308)
                                                      ===========    ===========    ===========
Net loss per share -- basic & diluted:..............  $     (0.22)   $     (1.69)   $     (0.43)
                                                      ===========    ===========    ===========
  Weighted average shares outstanding...............    4,414,000      5,392,609      5,934,287
                                                      ===========    ===========    ===========


See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.



                       STATEMENTS OF STOCKHOLDERS' EQUITY


      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999

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

                             DIEDRICH COFFEE, INC.



                            STATEMENTS OF CASH FLOWS


      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999



                                                                 1997           1998           1999
                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net (loss) income.........................................  $  (985,705)   $(9,112,761)   $(2,562,308)
  Adjustments to reconcile net (loss) income to cash (used
    in) provided by operating activities:
    Depreciation and amortization...........................    1,053,770      1,785,271      1,941,020
    Deferred income taxes...................................       48,192             --             --
    Restructuring charge....................................           --        987,590             --
    Impairment on long-lived assets.........................           --      2,203,217             --
    Changes in operating assets and liabilities:
      Accounts and notes receivable.........................      (75,790)        28,735       (182,023)
      Inventories...........................................     (969,652)       150,804         95,683
      Prepaid expenses......................................      (78,696)        27,670        (31,600)
      Income taxes receivable...............................     (272,182)       242,544         24,842
      Other assets..........................................     (121,881)        26,637         12,392
      Accounts payable......................................    1,164,864       (595,926)       210,701
      Accrued compensation..................................      232,137        186,971        165,614
      Accrued expenses......................................      136,250      1,562,055        (73,236)
      Income taxes payable..................................      (51,235)            --             --
      Deferred rent.........................................       33,240         17,847         47,634
                                                              -----------    -----------    -----------
  Net cash (used in) provided by operating activities.......      113,312     (2,489,346)      (351,281)
                                                              -----------    -----------    -----------
  Cash flows from investing activities:
    Capital expenditures for property and equipment.........   (7,813,263)    (1,724,397)    (1,672,076)
    Disposal of property and equipment......................                                    148,785
    Acquisition of coffeehouses.............................   (1,916,000)            --             --
                                                              -----------    -----------    -----------
    Net cash (used in) investing activities.................   (9,729,263)    (1,724,397)    (1,523,291)
                                                              -----------    -----------    -----------
  Cash flows from financing activities:
    Proceeds from notes payable.............................       10,000             --             --
    Payments on notes payable...............................      (49,398)            --             --
    Proceeds from line of credit............................    4,100,000             --             --
    Payments on line of credit..............................   (4,100,000)            --             --
    Proceeds from long-term debt............................    1,622,520      4,500,000             --
    Principal payments on long-term debt....................   (2,569,378)    (2,000,000)            --
    Payments on capital lease obligations...................           --             --        (86,964)
    Proceeds from issuance of common stock, net of fees
      paid..................................................   12,579,452      1,050,000      1,275,000
    Proceeds from stock options exercised...................           --             --        479,236
                                                              -----------    -----------    -----------
  Net cash provided by financing activities.................   11,593,196      3,550,000      1,667,272
                                                              -----------    -----------    -----------
  Net (decrease) increase in cash...........................    1,977,245       (663,743)      (207,300)
  Cash at beginning of year.................................       94,659      2,071,904      1,408,161
                                                              -----------    -----------    -----------
  Cash at end of year.......................................  $ 2,071,904    $ 1,408,161    $ 1,200,861
                                                              ===========    ===========    ===========
  Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
      Interest..............................................  $   164,140    $   154,999    $   299,670
                                                              ===========    ===========    ===========
      Income taxes..........................................  $   108,773    $       800    $     3,690
                                                              ===========    ===========    ===========
    Non-cash Transactions
      Equipment Purchased under Capital Leases..............           --    $   498,513    $    54,127
                                                              ===========    ===========    ===========


See accompanying notes to financial statements.

                             DIEDRICH COFFEE, INC.



                         NOTES TO FINANCIAL STATEMENTS


      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


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

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


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

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


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

2. INVENTORIES

     Inventories consist of the following:


                                                              JANUARY 28,    JANUARY 27,
                                                                 1998           1999
                                                              -----------    -----------
Unroasted coffee............................................  $  535,885     $  412,103
Roasted coffee..............................................      67,965        115,979
Accessory and specialty items...............................     230,502        275,386
Other food, beverage and supplies...........................     540,767        475,968
                                                              ----------     ----------
                                                              $1,375,119     $1,279,436
                                                              ==========     ==========


3. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:


                                                            JANUARY 28,    JANUARY 27,
                                                               1998           1999
                                                            -----------    -----------
Leasehold improvements....................................  $ 7,017,125    $ 6,475,369
Equipment.................................................    4,047,109      4,555,017
Furniture and fixtures....................................    2,022,252      1,948,423
Construction in progress..................................      250,716        504,279
Assets under capital lease................................      498,513        552,640
                                                            -----------    -----------
                                                             13,835,715     14,035,728
Accumulated depreciation and amortization.................   (3,730,872)    (4,915,869)
                                                            -----------    -----------
                                                            $10,104,843    $ 9,119,859
                                                            ===========    ===========

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


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

5. DEBT

     Long-term debt consists of the following:


                                                              JANUARY 28,    JANUARY 27,
                                                                 1998           1999
                                                              -----------    -----------
NUVRTY, INC.
Note payable bearing interest at prime rate plus 3 1/2%,
  interest payable monthly. Note is secured by the assets of
  the Company. Due September 30, 2002.......................  $1,000,000     $1,000,000

GRANDVIEW TRUST
Note payable bearing interest at prime rate plus 3 1/2%,
  interest payable monthly. Note is secured by the assets of
  the Company. Due October 15, 2002.........................     750,000        750,000

OCEAN TRUST
Note payable bearing interest at prime rate plus 3 1/2%,
  interest payable monthly. Note is secured by the assets of
  the Company. Due October 16, 2002.........................     750,000        750,000
                                                              ----------     ----------
                                                              $2,500,000     $2,500,000
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

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


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

     At January 27, 1999 the prime rate was 7.75%.

6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

     As of January 27, 1999, the Company leases warehouse and office space in Irvine, California, warehouse space in Denver, Colorado, and thirty-six coffeehouse locations in Southern California, Colorado and Texas expiring through February 2009. The leases for five of the coffeehouse locations are guaranteed by an officer/ director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

     Future minimum lease payments under non-cancelable operating leases as of January 27, 1999 are as follows:

                                                           NON-CANCELABLE
                  YEAR ENDING JANUARY                     OPERATING LEASES    CAPITAL LEASES
                  -------------------                     ----------------    --------------
2000....................................................     $1,842,000          $169,488
2001....................................................      1,711,000           169,488
2002....................................................      1,413,000           165,672
2003....................................................      1,172,000            95,179
2004....................................................        974,000             1,389
Thereafter..............................................      1,957,000                --
                                                             ----------          --------
                                                             $9,069,000          $601,216
                                                             ==========          ========
Less amount representing interest.......................                          148,622
                                                                                 --------
Present value of minimum lease payments.................                          452,594
Less current portion....................................                          169,488
                                                                                 --------
Long-term portion.......................................                         $283,106
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

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

Contingencies

     In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of March 26, 1999, the Company was not aware of any pending legal proceedings which in the opinion of management would adversely affect continuing operations.

7. ACCRUED EXPENSES

     The following table sets forth details of accrued expenses:


                                                              JANUARY 28,    JANUARY 27,
                                                                 1998           1999
                                                              -----------    -----------
Accrued costs for store/warehouse closures..................  $  986,000     $  471,915
Other accrued taxes.........................................     331,224        113,664
Accrued worker's compensation insurance.....................     147,532        159,872
Other accrued expenses......................................     332,113        293,646
                                                              ----------     ----------
Total accrued expenses......................................  $1,796,869     $1,039,097
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

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


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

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


     Information regarding the Company's stock options plans is summarized below:


                                                                         WEIGHTED
                                                                         AVERAGE
                                                          OPTIONS     EXERCISE PRICE
                                                         ---------    --------------
Shares authorized......................................  2,601,350
Shares under option
Outstanding at: January 31, 1996.......................    161,250        $3.04
     Granted...........................................    140,000        $9.61
     Exercised.........................................         --           --
     Forfeited.........................................         --           --
Outstanding at: January 29, 1997.......................    301,350        $6.09
     Granted...........................................  1,885,000        $5.60
     Exercised.........................................         --           --
     Forfeited.........................................    202,167        $7.53
Outstanding at: January 28, 1998.......................  1,984,183        $5.48
     Granted...........................................    308,100        $7.81
     Exercised.........................................    164,999        $2.26
     Forfeited.........................................     70,017        $3.20
Outstanding at: January 27, 1999.......................  2,057,267        $6.17
Weighted-average fair value of options granted during
  the fiscal year:
     1997..............................................                   $5.01
     1998..............................................                   $2.56
     1999..............................................                   $4.29
Options exercisable:
  At January 29, 1997..................................    110,850
  At January 28, 1998..................................  1,125,683
  At January 27, 1999..................................  1,169,152


     In connection with debt (Note 5) the Company issued warrants to purchase common stock at a price of $2.25 expiring at various times. As of January 27, 1999, January 28, 1998 and January 29, 1997, warrants of 850,000, 1,095,000 and
160,000 are outstanding and vested.

     The following table summarizes information about stock options outstanding on January 27, 1999:

                                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                     ------------------------------------------   ------------------------------
                                          NUMBER          WEIGHTED     WEIGHTED        NUMBER         WEIGHTED
                                       OUTSTANDING        AVERAGE      AVERAGE      EXERCISABLE        AVERAGE
                                            AT           REMAINING     EXERCISE          AT           EXERCISE
                                     JANUARY 27, 1999   LIFE (YEARS)    PRICE     JANUARY 27, 1999      PRICE
                                     ----------------   ------------   --------   ----------------   -----------
$2.75 - $4.00......................      779,167            5.97        $ 3.54        749,152          $ 3.57
$4.01 - $6.00......................      376,500            7.02        $ 4.97        300,000          $ 4.88
$6.01 - $9.00......................      456,600            6.58        $ 7.66             --              --
$9.01 - $10.50.....................      445,000            7.04        $10.22        120,000          $10.81

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


     Pro forma income and pro forma income per share, as if the fair value-based method has been applied in measuring compensation cost for stock-based awards:


                                                             1998             1999
                                                         ------------      -----------
REPORTED
  Net Loss.............................................  $ (9,112,761)     $(2,562,308)
  Basic loss per share.................................  $      (1.69)     $     (0.43)
PRO FORMA
  Net Loss.............................................  $(13,588,746)     $(3,082,569)
  Basic loss per share.................................  $      (2.52)     $     (0.52)


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

     The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:


                                                               1998       1999
                                                              -------    -------
Risk free interest rate.....................................      5.5%       4.5%
Expected Life...............................................  6 years    6 years
Expected volatility.........................................      128%        53%
Expected dividend yield.....................................        0%         0%


9. INCOME TAXES

     The components of the income tax provision (benefit) are as follows:


                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                   JANUARY 29,    JANUARY 28,    JANUARY 27,
                                                      1997           1998           1999
                                                   -----------    -----------    -----------
Current:
  Federal........................................   $(171,284)       $ --          $   --
  State..........................................      (5,015)        800           3,690
                                                    ---------        ----          ------
                                                     (176,299)        800           3,690
                                                    ---------        ----          ------
Deferred:
  Federal........................................      40,542          --              --
  State..........................................       7,650          --              --
                                                    ---------        ----          ------
                                                       48,192
                                                                                   ------
                                                    $(128,107)       $800          $3,690
                                                    =========        ====          ======

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:


                                                              JANUARY 28,    JANUARY 27,
                                                                 1998           1999
                                                              -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 2,965,213    $ 3,900,495
  Accrued expenses..........................................      456,844        457,872
  Restructure and Store closure Reserves....................      410,933         98,179
  AMT credit................................................        1,069          1,069
                                                              -----------    -----------
Total deferred tax assets...................................    3,834,059      4,457,615
                                                              -----------    -----------
Deferred tax liabilities:
  Depreciation and amortization.............................     (199,432)       164,543
  State income taxes........................................           --             --
                                                              -----------    -----------
Total deferred tax liabilities..............................     (199,432)       164,543
                                                              -----------    -----------
Total deferred tax assets...................................    3,634,627      4,622,158
Less: Valuation allowance...................................   (3,634,627)    (4,622,158)
                                                              -----------    -----------
Net deferred tax assets.....................................  $        --    $        --
                                                              ===========    ===========


     A reconciliation of the statutory Federal income tax rate with the Company's effective income tax provision (benefit) rate is as follows:


                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                           JANUARY 29,    JANUARY 28,    JANUARY 27,
                                                              1997           1998           1999
                                                           -----------    -----------    -----------
Federal statutory rate...................................     (34.0)%        (34.0)%        (34.0)%
State income taxes, net of Federal benefit...............       2.6           (3.3)          (1.6)
Other....................................................      (1.0)          (0.1)          (2.8)
Valuation allowance......................................      20.9           37.4           38.6
                                                              -----          -----          -----
                                                              (11.5)%           --            0.2%
                                                              -----          -----          -----


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

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


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

11. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                          JANUARY 29,    JANUARY 28,    JANUARY 27,
                                                             1997           1998           1999
                                                          -----------    -----------    -----------
NUMERATOR:
  Net (loss) income.....................................    (985,705)    (9,112,761)    (2,562,308)

DENOMINATOR:
  Basic and diluted weighted average common shares
     outstanding........................................   4,414,000      5,392,609      5,934,287
  Basic and diluted loss per share......................       (0.22)         (1.69)         (0.43)


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

     Segment information is summarized as follows for the years ended January 27, 1999, January 28, 1998 and January 29, 1997:


                                                         1997           1998           1999
                                                      -----------    -----------    -----------
Net Revenues:
  Retail operations.................................  $18,117,720    $20,759,993    $21,248,462
  Wholesale operations..............................    1,694,686      2,221,704      2,766,741
                                                      -----------    -----------    -----------
                                                       19,812,406     22,981,697     24,015,203
                                                      -----------    -----------    -----------
Earnings (loss) from operations:
  Retail operations.................................      821,511     (5,160,947)     1,476,140
  Wholesale operations..............................      291,689        512,313        392,467
                                                      -----------    -----------    -----------
     Total..........................................  $ 1,113,200    $(4,648,634)   $ 1,868,607
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

                             DIEDRICH COFFEE, INC.

      YEARS ENDED JANUARY 29, 1997, JANUARY 28, 1998 AND JANUARY 27, 1999


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


14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results of operations for fiscal 1999 and 1998 were as follows:

                                                               FIRST    SECOND     THIRD    FOURTH
                                                              QUARTER   QUARTER   QUARTER   QUARTER
                                                              -------   -------   -------   -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal 1999:
  Net sales.................................................  $ 5,923   $6,030    $6,043    $ 6,219
  Operating (loss)..........................................     (649)    (677)     (521)      (418)
  Net (loss)................................................     (746)    (761)     (609)      (446)
  Net (loss) per share......................................     (.13)    (.13)     (.10)      (.07)
Fiscal 1998:
  Net sales.................................................  $ 5,868   $5,811    $5,563    $ 5,740
  Operating (loss)..........................................   (5,390)    (661)     (654)    (2,202)
  Net (loss)................................................   (5,383)    (698)     (739)    (2,293)
  Net (loss) per share......................................    (1.00)    (.13)     (.14)      (.42)

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

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                              PAGES
-------                            -----------                           ------------
10.8       Common Stock Purchase Agreement by and between the Company and John E. Martin under which Mr. Martin agrees to purchase
           333,333 shares of the Common Stock of the Company, dated as of November 17, 1997(5)
10.9       Employment Agreement by and between the Company and Timothy
           J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997(5)
10.10      Stock Option Plan and Agreement by and between the Company and Timothy J. Ryan granting Mr. Ryan the option to purchase up to 600,000 shares of the Common Stock of the Company,
           dated as of November 17, 1997(5)
10.11      Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase
           16,667 shares of the Common Stock of the Company, dated as of November 17, 1997(5)
10.12      Form of Promissory Note made in favor of Nuvrty, Inc., the
           Ocean Trust and the Grandview Trust(6)
10.13      Form of Term Loan Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)
10.14      Form of Security Agreement made in favor of Nuvrty, Inc.,
           the Ocean Trust and the Grandview Trust(6)
10.15      Form of Warrant Agreement made in favor of Nuvrty, Inc., the
           Ocean Trust and the Grandview Trust(6)
10.16      Form of Intercreditor Agreement made in favor of Nuvrty,
           Inc., the Ocean Trust and the Grandview Trust(6)
10.17      Form of Common Stock and Option Purchase Agreement with
           Franchise Mortgage Acceptance Company dated as of April 3,
           1998(7)
10.18      Separation and Release Agreement dated January 28, 1998 with
           Kerry W. Coin(7)
10.19      Employment Agreement with Ann Wride dated April 8, 1998(8)
10.20      Employment Agreement with Dolf Berle dated April 8, 1998(9)
10.21      Employment Agreement with Catherine Saar dated June 11,
           1998(9)
10.22      Form of Franchise Agreement(10)
10.23      Form of Area Development Agreement(10)
10.24      Employment Agreement with Martin Diedrich dated June 29,
           1998(3)
10.25      1997 Non-Employee Director Stock Option Plan and Agreement*
11.1       Statement re: Computation of Per Share Earnings(11)
21.1       List of Subsidiaries(3)
24.1       Power of Attorney(11)
27.1       Financial Data Schedule(11)

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



(11) Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the fiscal year ended January 27, 1999, as filed with the Securities and Exchange Commission on April 27, 1999.