Form 10-QT
period 1999-06-30
DIEDRICH COFFEE INC
filed 1999-08-16
CIK 947661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[ ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended _________

                                       OR

[X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from January 28, 1999 to June 30, 1999

                         COMMISSION FILE NUMBER 0-21203

                              DIEDRICH COFFEE, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      33-0086628
    ------------------------------                      -------------------
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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of August 13, 1999, there were 12,603,538 shares of the registrant's common stock outstanding.

================================================================================

                              DIEDRICH COFFEE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.  Financial Statements

         Condensed Balance Sheets......................................    3

         Condensed Statements of Operations............................    4

         Condensed Statements of Cash Flows............................    5

         Notes to Condensed Financial Statements.......................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    9

Item 3   Quantitative and Qualitative Disclosures About Market Risk....    14

PART II - OTHER INFORMATION

Item 1   Legal Proceedings.............................................    15

Item 4   Submission of Matters to a Vote of Security Holders...........    15

Item 5   Other Information.............................................    16

Item 6   Exhibits and Reports on Form 8-K..............................    17

         Signatures....................................................    21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                            CONDENSED BALANCE SHEETS

ASSETS (Notes 3 and 4)                                        JUNE 30, 1999    JANUARY 27, 1999
                                                              -------------    ----------------
Current Assets:
   Cash                                                        $    552,124      $  1,200,861
   Accounts receivable                                              335,903           263,651
   Note receivable                                                  100,000           100,000
   Inventories (Note 2)                                           1,432,249         1,279,436
   Prepaid expenses                                                 153,113           188,993
   Income taxes receivable                                           17,686            17,686
                                                               ------------      ------------
     Total current assets                                         2,591,075         3,050,627

Property and equipment, net                                       7,504,439         9,119,859
Costs in excess of net assets acquired, net                         317,741           329,086
Note receivable                                                      40,000                --
Other assets                                                      1,329,185           236,880
                                                               ------------      ------------
     Total assets                                              $ 11,782,440      $ 12,736,452
                                                               ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current installments of obligations under capital lease     $    169,488      $    169,488
   Current note payable (Note 3)                                  1,000,000                --
   Accounts payable                                               1,978,325         1,415,067
   Accrued compensation                                             900,565           970,034
   Accrued expenses                                                 886,903         1,039,097
   Provision for store closings and restructuring costs              95,195           112,400
                                                               ------------      ------------
     Total current liabilities                                    5,030,476         3,706,086

Obligation under capital lease - long term                          239,049           283,106
Long term debt (Note 4)                                           2,500,000         2,500,000
Deferred rent                                                       233,548           219,865
                                                               ------------      ------------
     Total liabilities                                            8,003,073         6,709,057
                                                               ------------      ------------
Stockholders' Equity: (Note 5)
Common stock                                                         61,736            61,674
Additional paid-in capital                                       18,826,473        18,708,032
Accumulated deficit                                             (15,108,842)      (12,742,311)
                                                               ------------      ------------
     Total stockholders' equity                                   3,779,367         6,027,395
                                                               ------------      ------------
Commitments and contingencies
     Total liabilities and stockholders' equity                $ 11,782,440      $ 12,736,452
                                                               ============      ============


See accompanying notes to condensed financial statements.

                              DIEDRICH COFFEE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Nine Weeks     Thirteen Weeks  Twenty-Two Weeks  Twenty-Six Weeks
                                                    Ended            Ended            Ended             Ended
                                                June 30, 1999    July 29, 1998    June 30, 1999     July 29, 1998
                                                -------------    -------------    -------------     -------------
Revenues:
   Retail                                        $ 3,647,775      $ 5,343,789      $  8,837,640      $ 10,628,849
   Wholesale and other                               557,196          685,726         1,415,604         1,324,027
   Franchise revenue                                  58,883               --           108,913                --
                                                 -----------      -----------      ------------      ------------
     Total revenues                                4,263,854        6,029,515        10,362,157        11,952,876
                                                 -----------      -----------      ------------      ------------

Cost and Expenses:
   Cost of sales and related occupancy costs       1,923,032        2,712,403         4,681,136         5,395,068
   Store operating expenses                        1,573,162        2,273,005         3,861,190         4,556,908
   Other operating expenses                          126,783          146,516           284,291           295,301
   Depreciation and amortization                     637,928          461,352         1,144,863           943,574
   Provision for impairment reserve                  798,551               --           798,551                --
   General and administrative expenses               788,732        1,113,530         1,645,999         2,088,378
                                                 -----------      -----------      ------------      ------------
     Total                                         5,848,188        6,706,806        12,416,030        13,279,229
                                                 -----------      -----------      ------------      ------------
Operating loss                                    (1,584,334)        (677,291)       (2,053,873)       (1,326,353)

Interest expense                                    (186,840)         (99,981)         (282,937)         (197,254)

Interest and other income (expense)                   (9,557)          18,896            (8,960)           20,406
                                                 -----------      -----------      ------------      ------------
Loss before income taxes                          (1,780,731)        (758,376)       (2,345,770)       (1,503,201)

Income tax provision                                      --            2,890             2,800             3,690
                                                 -----------      -----------      ------------      ------------
Net loss                                         $(1,780,731)     $  (761,266)     $ (2,348,570)     $ (1,506,891)
                                                 ===========      ===========      ============      ============
   Basic net loss per share:                     $     (0.29)     $     (0.13)     $      (0.38)     $      (0.26)
                                                 ===========      ===========      ============      ============
   Diluted net loss per share:                   $     (0.29)     $     (0.13)     $      (0.38)     $      (0.26)
                                                 ===========      ===========      ============      ============
Weighted average shares outstanding - basic
 and diluted                                       6,173,538        5,941,650         6,172,932         5,871,320
                                                 ===========      ===========      ============      ============


See accompanying notes to condensed financial statements.

                              DIEDRICH COFFEE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 TWENTY-TWO WEEKS       TWENTY-SIX WEEKS
                                                                  ENDED JUNE 30,         ENDED JULY 29,
                                                                        1999                  1998
                                                                 ----------------       ----------------
Cash flows from operating activities:
   Net loss                                                         $(2,348,570)          $(1,506,891)
   Adjustments to reconcile net loss to cash
    used in operating activities:
     Depreciation and amortization                                    1,211,971               943,574
     Impairment Charge                                                  798,551                    --
     Accretion of non-cash interest                                     100,542                    --
     Changes in assets and liabilities:
       Accounts receivable                                              (72,252)             (150,512)
       Inventories                                                     (152,813)              111,186
       Prepaid expenses                                                  35,880               (78,241)
       Income taxes receivable                                               --                23,165
       Other assets                                                     (44,965)                8,053
       Accounts payable                                                 563,258              (251,659)
       Accrued compensation                                             (69,469)              112,649
       Accrued expenses and restructuring charge                       (158,054)              (59,079)
       Deferred rent                                                     13,683                19,512
                                                                    -----------           -----------
Net cash used in operating activities                                  (122,238)             (828,243)
                                                                    -----------           -----------
Cash flows from investing activities:
     Capital expenditures for property and equipment                   (402,676)             (811,542)
     Payment of acquisition costs                                    (1,039,766)                   --
     Issuance of note receivable                                        (40,000)                   --
                                                                    -----------           -----------
Net cash used in investing activities                                (1,482,442)             (811,542)
                                                                    -----------           -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net fees paid                   --             1,275,000
     Proceeds from issuance of note payable                           1,000,000                    --
     Payment on capital lease obligation                                (44,057)              (41,751)
                                                                    -----------           -----------
Net cash provided by financing activities                               955,943             1,233,249
                                                                    -----------           -----------
Net decrease in cash                                                   (648,737)             (406,536)
                                                                    -----------           -----------
Cash at beginning of period                                           1,200,861             1,408,161
                                                                    -----------           -----------
Cash at end of period                                               $   552,124           $ 1,001,625
                                                                    ===========           ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                       $   133,313           $   150,000
                                                                    ===========           ===========
     Income taxes                                                   $     2,800           $     3,690
                                                                    ===========           ===========
Non-cash transactions
Equipment purchased under capital lease                             $        --           $    54,127
                                                                    ===========           ===========


See accompanying notes to condensed financial statements

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CHANGE IN FISCAL YEAR

         In an effort to align its fiscal year with that of Coffee People, Inc. ("Coffee People"), which Diedrich Coffee, Inc. (the "Company") acquired on July 7, 1999 (note 7), the Company changed its year end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. Accordingly, the transition period condensed statements of operations and cash flows for the nine and twenty-two weeks ended June 30, 1999 are not necessarily comparable to the accompanying thirteen and twenty-six weeks ended July 29, 1998 nor are they indicative of a full fiscal year's results of operations.

         BASIS OF PRESENTATION

         The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position at June 30,1999 and the results of operations and cash flows for both the nine and twenty-two weeks ended June 30, 1999 and for both the thirteen and twenty-six weeks ended July 29, 1998 have been included. Results for the interim periods are not necessarily indicative of the results for an entire year. This information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 27, 1999.

2.       INVENTORIES

         Inventories consist of the following:

                                                 JUNE 30, 1999   JANUARY 27, 1999
                                                 -------------   ----------------
              Green coffee (raw materials)           $574,745         $412,103
              Roasted coffee (finished goods)         157,115          115,979
              Accessory and specialty items           258,889          275,386
              Other food, beverage and supplies       441,500          475,968
                                                   ----------       ----------
                                                   $1,432,249       $1,279,436
                                                   ==========       ==========

3.       NOTE PAYABLE

         On April 6, 1999, the Company entered into a $1,000,000 loan agreement and security agreement with Amre Youness, a former director of the Company. All outstanding principal was due and payable on April 6, 2000. The loan was secured by the assets of the Company with interest accruing and paid monthly at the prime rate plus 3%. In connection with the loan agreement, the Company issued warrants to Mr. Youness to purchase 70,000 shares of the Company's common stock at a price of $5.625 per share. The fair value of the warrants is estimated to be $100,000. In connection with the acquisition (note 7), the loan was repaid on July 8, 1999. As a result of the early repayment, the Company accelerated amortization of the discount attributable to the warrant fair values resulting in an approximate $100,000 non-cash charge to interest expense during the nine weeks ended June 30, 1999.

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

4.       DEBT

         Long-term debt consists of the following:

                                                       JUNE 30, 1999    JANUARY 27, 1999
                                                       -------------    ----------------
         NUVRTY, INC.
         Note payable bearing interest at prime rate
         plus 3 1/2%, interest payable monthly.
         Note is secured by the assets of the
         Company.  Due September 30, 2002                $1,000,000        $1,000,000

         GRANDVIEW TRUST
         Note payable bearing interest at prime rate
         plus 3 1/2%, interest payable monthly.
         Note is secured by the assets of the
         Company.  Due October 15, 2002                     750,000           750,000

         OCEAN TRUST
         Note payable bearing interest at prime rate
         plus 3 1/2%, interest payable monthly.
         Note is secured by the assets of the
         Company.  Due October 16, 2002                     750,000           750,000
                                                         ----------        ----------
         Long term debt                                  $2,500,000        $2,500,000
                                                         ==========        ==========

         In connection with the acquisition (note 7), the Company repaid the above long-term debt on July 8, 1999.

5.       STOCKHOLDERS' EQUITY

         On February 12, 1999, 6,225 shares of common stock were issued pursuant to the exercise of options granted under the Company's 1996 Stock Incentive Plan.

6.       SEGMENT INFORMATION

         In accordance with the requirements of Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable business segments and respective accounting policies are the same as those described in Note 1 of the Company's Annual Report on Form 10-K for the year ended January 27, 1999. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expenses is evaluated on a consolidated basis and not allocated to the Company's business segments.

                              DIEDRICH COFFEE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

         Segment information is summarized as follows for the twenty-two weeks ended June 30, 1999 and the twenty-six weeks ended July 29,1998.

                                       TWENTY-TWO WEEKS        TWENTY-SIX WEEKS
                                         ENDED JUNE 30,         ENDED JULY 29,
                                              1999                   1998
                                       ----------------        ----------------
          Net Revenues:
            Retail operations             $  8,837,640           $ 10,628,849
            Wholesale operations             1,415,604              1,324,027
            Other                              108,913                     --
                                          ------------           ------------
                                            10,362,157             11,952,876
                                          ============           ============
          Earnings (loss) from
          operations:
            Retail operations                 (534,482)               752,607
            Wholesale operations               223,197                177,114
            Other                           (1,742,588)            (2,256,074)
                                          ------------           ------------
               Total                      $ (2,053,873)          $ (1,326,353)
                                          ============           ============

7.   SUBSEQUENT EVENTS

         On July 7, 1999, the Company completed its acquisition of Coffee People, pursuant to an Agreement and Plan of Merger, dated as of March 16, 1999. The acquisition was effected by way of a merger of CP Acquisition Corp., an indirect wholly owned subsidiary of the Company, with and into Coffee People. As a result of the merger each share of Coffee People common stock was converted into the right to receive $2.11 in cash and 0.14 share of the Company's common stock. The Company's acquisition of Coffee People will be accounted for as a purchase.

         The cash payment to Coffee People stockholders was financed by a portion of the net proceeds of a public equity offering of 4,600,000 shares of the Company's common stock at a price of $6.00 per share. The Company estimates that the total consideration and direct acquisition costs associated with the Company's acquisition of Coffee People amounted to approximately $37,100,000.

         On July 7, 1999, the Company entered into a credit agreement with BankBoston, N.A. that is secured by pledges of all of the Company's assets and its subsidiaries' stock and provides for a $12 million term loan and a $3 million revolving credit facility, both with final maturity in July 2004. The Company used the proceeds of the term loan to repay indebtedness and to pay expenses related to the acquisition of Coffee People and its public equity offering. The Company intends to use the proceeds from the revolving credit facility to finance additional and remodel existing company-owned retail locations and for general corporate purposes. Amounts outstanding under the credit agreement bear interest, at the Company's option, at BankBoston's base rate plus 1.25% or LIBOR plus 3.00%.

         The credit agreement contains restrictive covenants customary for credit agreements of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit agreement requires the Company to satisfy financial covenants, which covenants will require the maintenance of specified financial ratios and compliance with certain financial tests, including ratios for maximum leverage (not greater than 3.25 to 1 initially), minimum interest coverage (not less than 1.25 to 1 initially), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Advances under the revolving credit facility for the purpose of financing additional company-owned retail locations or making acquisitions permitted under the credit agreement are conditioned upon at least 90% of existing company-owned retail locations having positive cash flow.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         From time to time, in both written reports and oral statements, we make "forward-looking statements" within the meaning of Federal and state securities laws. Disclosures that use words such as "believes," "anticipates," "expects," "may" or "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available at the time of the statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our business, including the factors discussed below. These projections or forward looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors and Trends Affecting Diedrich Coffee and Its Business" in our Annual Report on Form 10-K for the fiscal year ended January 27, 1999 and in reports that we file with the Securities and Exchange Commission.

GENERAL

         The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. As of June 30, 1999, we operated 32 coffeehouses, two franchised retail locations and seven coffee carts located in California, Colorado and Texas. We sell high quality coffee beverages made with our own freshly roasted coffee. We sell specialty coffee beans, brewed coffee and espresso-based beverages such as cappuccinos, lattes, mochas and espressos and various blended drinks through these company-owned and franchised retail locations. To complement beverage sales, we also sell light food items, whole bean coffee and accessories at our retail locations. In addition, we have a strong wholesale division that markets its products directly to independent and chain food service establishments, as well as to businesses for office coffee systems through brokers and sales representatives.

FRANCHISE AREA DEVELOPMENT AGREEMENTS

         Our franchise area development goal is to enter into franchise area development agreements covering most major U.S. markets. During the last year, we have entered into five franchise area development agreements. On September 16, 1998, we announced our first franchise area development agreement which calls for the development of 44 coffeehouses as well as a number of carts and kiosks in the state of North Carolina over a five year period. In connection with the signing of this agreement, we recorded and collected area development fee income of $100,000. On November 16, 1998, we announced our second franchise area development agreement which provides for the development of 50 coffeehouses as well as a number of carts and kiosks in San Diego, Palm Springs and Temecula, California over the next five years. This franchise area development agreement also includes a one-year option to begin development of 45 coffeehouses in Arizona. In connection with the signing of this agreement, we recorded area development fee income of $100,000 as well as a note receivable for $100,000. On May 17, 1999, we announced our third franchise area development agreement which provides for the development of 50 coffeehouses in the northern portion of Florida. On May 26, 1999, we announced our fourth franchise area development agreement which calls for the development of 80 coffeehouses in the Los Angeles, California market. This agreement also gives the franchisee an option to develop up to 103 additional stores in the Bay Area of Northern California. In connection with signing of this agreement, we recorded an area development fee of $32,000. On June 1, 1999, we announced our fifth franchise area development agreement which provides for the development of 50 coffeehouses in the states of Kentucky and Tennessee. In connection with the signing of this agreement, we recorded an area development fee of $20,000.

         We are currently in various stages of discussion and negotiations with several additional potential area developers. We have recently added two franchise sales organizations to assist in the sales program. These sales organizations are compensated through success-fees based on the execution of area development agreements. There can be no assurances, however, that positive sales will result from these activities.

COFFEE PEOPLE ACQUISITION

         On July 7, 1999, the Company completed its acquisition of Coffee People, Inc. pursuant to an Agreement and Plan of Merger, dated as of March 16, 1999. The acquisition was effected by way of a merger of CP Acquisition Corp., an indirect wholly owned subsidiary of the Company, with and into Coffee People. As a result of the merger, each share of Coffee People common stock was converted into the right to receive $2.11 in cash and 0.14 share of the Company's common stock. The Company's acquisition of Coffee People will be accounted for as a purchase.

         The cash payment to Coffee People stockholders was financed by a portion of the net proceeds of a public equity offering of 4,600,000 shares of the Company's common stock at a price of $6.00 per share.

         On July 7, 1999, we entered into a credit agreement with BankBoston, N.A. that is secured by pledges of all of our assets and our subsidiaries' stock and provides for a $12 million term loan and a $3 million revolving credit facility, both with final maturity in July 2004. We used the proceeds of the term loan to repay indebtedness and to pay expenses related to the acquisition of Coffee People and our public equity offering. We intend to use the proceeds from the revolving credit facility to finance additional and remodel existing company-owned retail locations and for general corporate purposes. Amounts outstanding under the credit agreement bear interest, at our option, at BankBoston's base rate plus 1.25% or LIBOR plus 3.00%.

YEAR 2000

         We are currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by our computerized information systems. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. We are investigating the impact of the year 2000 problem on our business, including our operational, information and financial systems. Based on the preliminary review of our existing businesses, we do not expect the year 2000 problem, including the cost of making our computerized information systems year 2000 compliant, to have a material adverse impact on our financial position or results of operations in future periods. However, our inability to resolve all potential year 2000 problems in a timely manner could have a material adverse impact on our business and results of operations. We have also initiated communications with significant suppliers and key business partners on which we rely in an effort to determine the extent to which our business is vulnerable to the failure by these third parties' to remediate their year 2000 problems. Although we have not been informed of any material risks associated with the year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties' will be year 2000 compliant on a timely basis. The inability of these third parties to remediate their year 2000 problems could have a material adverse impact on Diedrich Coffee.

         We will have to modify certain applications and replace some of the hardware used in the processing of financial information. In conjunction with these upgrades, which are expected to be completed by the end of the summer 1999, we believe we will have addressed any potential significant year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to cost less than $20,000. As of June 30, 1999, we have incurred and expensed approximately $34,000 of expenditures consisting of internal staff costs, outside consulting and other expenditures related to this upgrade process. To the extent possible, we will be developing and executing contingency plans designed to allow continued operation in the event of failure of our or third parties' computer information systems.

SEASONALITY AND QUARTERLY RESULTS

         Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net revenues have not been realized proportionately in each quarter, with net revenues being highest during the last fiscal quarter (prior to the change in our fiscal year) which included the December holiday season. Hot weather tends to reduce revenues. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report and our Annual Report in Form 10-K, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

RESULTS OF OPERATIONS

Change in Fiscal Year

In an effort to align our fiscal year with that of Coffee People, Inc., which we acquired on July 7, 1999, we changed our year end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. Accordingly, the transition period condensed statements of operations and cash flows for the nine and twenty-two weeks ended June 30, 1999 are not necessarily comparable to the accompanying thirteen and twenty-six weeks ended July 29, 1998 nor are they indicative of a full fiscal year's results of operations.

Nine and Twenty-Two Weeks Ended June 30, 1999 Compared with the Thirteen and Twenty-Six Weeks Ended July 29, 1998.

         Total revenues. Total revenues of $4,264,000 for the nine weeks ended June 30, 1999 were 29.3% lower than the total revenues of $6,030,000 for the thirteen weeks ended July 29, 1998. This difference was principally due to the abbreviated transition reporting period resulting from our change in fiscal year. During this most recent quarter, we derived 85.6% of total revenues from our retail coffeehouse operations. Wholesale and mail order revenue accounted for 13.1% of total revenues and franchise revenues counted for 1.3% of total revenues. Retail revenues of $3,648,000 for the nine weeks ended June 30, 1999 were 31.7% lower than the retail revenues of $5,344,000 for the thirteen weeks ended July 29, 1998. This difference was primarily a result of the abbreviated transition reporting period and of operating four fewer company-operated coffeehouses during the nine weeks ended June 30, 1999. Two of these retail locations were franchised during the nine weeks ended June 30, 1999 and two were closed. As of June 30, 1999, we operated 39 retail locations, whereas as of July 29, 1998, we operated 43 retail locations. The percentage increase in comparable store sales was 3.5% during the nine weeks ended June 30, 1999. This increase was principally a result of improved targeted marketing programs as no price increases were taken.

         Wholesale and other revenues of $557,000 were 18.8% lower for the nine weeks ended June 30, 1999 than the wholesale and other revenues of $686,000 for the thirteen weeks ended July 29, 1998. This difference was principally due to the abbreviated transition reporting period resulting from our change in fiscal year. On an average weekly basis, wholesale and other revenues increased approximately 17%.

         Franchise revenues were $59,000 for the nine weeks ended June 30, 1999. Franchise revenues consist of initial franchise fees and royalties received on sales made at each franchise location. We first recorded franchise revenue in the third quarter of fiscal 1999; as a result, there were no franchise revenues for the thirteen weeks ended July 29, 1998. As of June 30, 1999, we had two franchised coffeehouses.

         Total revenues of $10,362,000 for the twenty-two weeks ended June 30, 1999 were 13.3% lower than the total revenues of $11,953,000 for the twenty-six weeks ended July 29, 1998. Retail revenues of $8,838,000 for the twenty-two weeks ended June 30, 1999 were 16.9% lower than the retail revenues of $10,629,000 for the twenty-six weeks ended July 29, 1998. Wholesale and other revenues for the twenty-two weeks ended June 30, 1999 increased 6.9% to $1,416,000 from $1,324,000 for the twenty-six weeks ended July 29, 1998. Franchise revenues were $109,000 for the twenty-two weeks ended June 30, 1999. The percentage increase in comparable store sales was 3.4% for the twenty-two weeks ended June 30, 1999.

         Cost of Sales and Related Occupancy Costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the nine weeks ended June 30, 1999 were $1,923,000, compared to $2,712,000 for the thirteen weeks ended July 29, 1998. As a percentage of total revenue, cost of sales and related occupancy costs increased slightly to 45.1% for the nine weeks ended June 30, 1999 from 45.0% for the thirteen weeks ended July 29, 1998. Costs of sales and related occupancy costs for the twenty-two weeks ended June 30, 1999 were $4,681,0000, compared to $5,395,000 for the twenty-six weeks ended July 29, 1998. As a percentage of total revenue, costs of sales and related occupancy costs increased slightly to 45.2% for the twenty-two weeks ended June 30, 1999 from 45.1% for the twenty-six weeks ended July 29, 1998.

         Store Operating Expenses. Store operating expenses for the nine weeks ended June 30, 1999 were $1,573,000, compared to $2,273,000 for the thirteen weeks ended July 29, 1998. As a percentage of retail and franchise revenues, store operating expenses decreased to 42.4% for the nine weeks ended June 30, 1999 from 42.5% for the thirteen weeks ended July 29, 1998. These decreases were principally due to increased franchising activities. For the twenty-two weeks ended June 30, 1999, store operating expenses, as a percentage of retail and franchise, increased to 43.2% from 42.9% for the twenty-six weeks ended July 29, 1998. This increase is primarily the result of increases in labor costs resulting from new training programs implemented at the store level and a provision for inventory reserves for excess assessories of $30,000.

         Other Operating Expenses. Other operating expenses (those associated with wholesale and other revenues) for the nine weeks ended June 30, 1999 were $127,000, compared to $147,000 for the thirteen weeks ended July 29, 1998. These expenses, as a percentage of the revenues from the wholesale division, increased to 22.8% from 21.4%. For the twenty-two weeks ended June 30, 1999, other operating expenses, as a percentage of wholesale revenue, decreased to 20.1% from 22.3% for the twenty-six weeks ended July 29, 1998. The decrease as a percentage of revenues from the wholesale division reflects the increase in wholesale revenues, as a result of the emphasis placed on adding new chain restaurant accounts.

         Depreciation and Amortization. Depreciation and amortization for the nine weeks ended June 30, 1999 were $638,000, compared to $461,000 for the thirteen weeks ended July 29, 1998. As a percentage of total revenue, depreciation and amortization increased to 15.0% in comparison to 7.7%. Depreciation and amortization increased to $1,145,000 for the twenty-two weeks ended June 30, 1999 from $944,000 for the twenty-six weeks ended July 29, 1998. The increase is primarily due to the accelerated depreciation taken on a closed coffeehouse.

         General and Administrative Expenses. General and administrative expenses for the nine weeks ended June 30, 1999 were $789,000, compared to $1,114,000 for the thirteen weeks ended July 29, 1998. As a percentage of total revenue, general and administrative expenses remained at 18.5%. For the twenty-two weeks ended June 30, 1999, general and administrative expenses, as a percentage of total revenue, decreased to 15.9% from 17.5% for the twenty-six weeks ended July 29, 1998. This decrease was primarily a result of the elimination of management personnel that were not essential to our current growth strategy.

         Interest Expense. Interest expense increased to $187,000 for the nine weeks ended June 30, 1999 from $100,000 for the thirteen weeks ended July 29, 1998. The increase is related to a acceleration of non-cash interest related to the fair value of the warrants.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital requirements in recent years principally through private and public sales of our common stock and long-term debt. We had working capital deficit of $2,439,000 as of June 30, 1999 compared to working capital deficit of $655,000 as of January 27, 1999. The current period working capital includes remaining restructuring liabilities of $95,000. Cash used by operating activities for the twenty-two weeks ended June 30, 1999 totaled $122,000 as compared to $828,000 for the twenty-six weeks ended July 29, 1998.

         Net cash used in investing activities for the twenty-two weeks ended June 30, 1999 totaled $1,482,000, which consisted of capital expenditures for property and equipment, payment of acquisition costs, and issuance of a note receivable. Net cash provided by financing activities for the twenty-two weeks ended June 30, 1999 totaled $956,000 which consisted of proceeds from the issuance of debt.

        As of June 30, 1999, we had $2,500,000 of long-term debt that consisted of three term loans with three separate investors on substantially similar terms. Each of the loans bore interest at the prime rate plus 3 1/2% with the interest only payable monthly. The principal was due in one lump sum at maturity. The loans were scheduled to mature at different times in September and October of 2002 and were secured by all of our assets. As discussed in note 4 of the notes to condensed financial statements, we repaid the loans on July 8, 1999.

         On April 6, 1999, we entered into a $1,000,000 loan agreement and security agreement with Amre Youness, a former director of Diedrich Coffee. All outstanding principal was scheduled to be due and payable on April 6, 2000. The loan was secured by our assets with interest accruing and paid monthly at the prime rate plus 3%. In connection with the loan agreement, we issued warrants to Mr. Youness to purchase 70,000 shares of common stock at a price of $5.625 per share. As discussed in note 3 of the notes to condensed financial statements, we repaid the loan on July 8, 1999.

         On July 7, 1999, we entered into a credit agreement with BankBoston, N.A. that is secured by pledges of all of our assets and our subsidiaries' stock and provides for a $12 million term loan and a $3 million revolving credit facility, both with final maturity in July 2004. We used the proceeds of the term loan to repay indebtedness and to pay expenses related to the acquisition of Coffee People and our public equity offering. We intend to use the proceeds from the revolving credit facility to finance additional and remodel existing company-owned retail locations and for general corporate purposes. As of August 13, 1999, we have not borrowed any funds under the revolving credit facility. Amounts outstanding under the credit agreement bear interest, at our option, at BankBoston's base rate plus 1.25% or LIBOR plus 3.00%.

         Our credit agreement contains restrictive covenants customary for credit agreements of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit agreement requires us to satisfy financial covenants, which covenants will require the maintenance of specified financial ratios and compliance with certain financial tests, including ratios for maximum leverage (not greater than 3.25 to 1 initially), minimum interest coverage (not less than 1.25 to 1 initially), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Advances under the revolving credit facility for the purpose of financing additional company-owned retail locations or making acquisitions permitted under the credit agreement are conditioned upon at least 90% of existing company-owned retail locations having positive cash flow.

         We believe that the net proceeds of our public equity offering, cash flow from our operations and borrowings under our credit agreement will be sufficient to satisfy our working capital needs for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE INSTRUMENTS

         We did not invest in market risk sensitive instruments in fiscal 1999, nor for the twenty-two weeks ended June 30, 1999. From time to time, however, we enter into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At June 30, 1999 these commitments totaled $1,373,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We do not use commodity based financial instruments to hedge coffee or any other commodity, as we believe there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of our products.

         We have not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of SFAS 133 is not expected to have a material impact on our business, results of operations or liquidity.

MARKET RISK

         Our market risk exposure with regard to certain financial instruments outstanding as of June 30, 1999 was to changes in the "prime rate" in the United States. We borrowed $2,500,000 at the prime rate plus 3 1/2% and $1,000,000 at the prime rate plus 3%. At June 30, 1999, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $35,000 on an annualized basis. At June 30, 1999 the prime rate was 7.75%.

         On July 7, 1999, we entered into a credit agreement which exposes us to market risk with respect to changes in the "base rate" of BankBoston, N.A. or LIBOR. Amounts outstanding under the credit agreement bear interest, at our option, at BankBoston's base rate plus 1.25% or LIBOR plus 3.00%.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the transition period ended June 30, 1999, however, we were not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on June 30, 1999 at the Doubletree Hotel in Irvine, California. John Martin, Tim Ryan, Lawrence Goelman, Martin Diedrich, Paul Heeschen, and Peter Churm were elected to the board of directors to serve until the next Annual Meeting of Stockholders. In addition to the election of directors, the stockholders voted upon the following propositions, as recorded and reported by the inspector of elections:

For the board of directors:

          NAME                     FOR                   ABSTAIN OR WITHHELD                 BROKER NON-VOTES
          ----                     ---                   -------------------                 ----------------
Peter Churm                     5,367,212                       5,050                              ---
Martin R. Diedrich              5,367,212                       5,050                              ---
Lawrence Goelman                5,367,212                       5,050                              ---
Paul C. Heeschen                5,367,212                       5,050                              ---
John E. Martin                  5,367,212                       5,050                              ---
Timothy J. Ryan                 5,367,212                       5,050                              ---


To approve the issuance of shares of Diedrich Coffee common stock to Coffee People stockholders under the terms of the merger agreement.

           FOR                       AGAINST OR WITHHELD               ABSTAIN              BROKER NON-VOTES
           ---                       -------------------               -------              ----------------
        3,257,317                           10,750                      3,930                  2,100,265

To approve an amendment to the Diedrich Coffee 1996 Stock Incentive Plan to increase by 500,000 shares the total number of shares of Diedrich Coffee common stock that may be issued under the plan.

           FOR                       AGAINST OR WITHHELD               ABSTAIN              BROKER NON-VOTES
           ---                       -------------------               -------              ----------------
        3,227,524                           36,358                      8,115                  2,100,265

To ratify the selection of KPMG LLP as independent accountants for Diedrich Coffee for the current fiscal year ending June 28, 2000.

           FOR                       AGAINST OR WITHHELD               ABSTAIN              BROKER NON-VOTES
           ---                       -------------------               -------              ----------------
        5,359,972                           7,350                       4,940                     ---

ITEM 5.  OTHER INFORMATION.

         Minimum Advance Notice of Stockholder Proposals. Stockholders of Diedrich Coffee are advised that we must be notified at least 45 days prior to the month and day of mailing the prior year's proxy statement of any proposal or solicitation that any stockholder intends to present at the next annual meeting of stockholders and which the stockholder has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

(A)      EXHIBITS

         Set forth below is a list of the exhibits included as part of this Transition Report.

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------

         2.1               Form of Agreement and Plan of Merger between Diedrich Coffee, a California corporation, and Diedrich Coffee, Inc., a Delaware corporation (1)

         2.2               Agreement and Plan of Merger, dated as of March 16, 1999, by and among Diedrich Coffee,
                           CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People
                           (2)

         3.1               Certificate of Incorporation (1)

         3.2               Bylaws (1)

         4.1               Purchase Agreement for Series A Preferred Stock, dated as of December 11, 1992, by and among Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H.,
                           L.P. (1)

         4.2               Purchase Agreement for Series B Preferred Stock, dated as of June 29, 1995, by and among
                           Diedrich Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P.
                           and Diedrich Partners I, L.P. (1)

         4.3               Specimen Stock Certificate (1)

         4.4               Form of Conversion Agreement in the connection with the conversion of Series A and
                           Series B Preferred Stock into Common Stock (1)

         4.5               Form of Lock-up Letter Agreement among The Second Cup, Ltd. and Diedrich Coffee (3)

         4.6               Voting Agreement and Irrevocable Proxy, dated as of March 16, 1999, by and among
                           Diedrich Coffee, D.C.H., L.P., Peter Churm, Martin R. Diedrich, Lawrence Goelman, Paul
                           C. Heeschen, John E. Martin, Timothy J. Ryan, and Second Cup USA Holdings Ltd. (3)

         10.1              Form of Indemnification Agreement (1)

         10.2              Diedrich Coffee 1996 Stock Incentive Plan (2)

         10.3              Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan (1)

         10.4              Agreement of Sale, dated as of February 23, 1996, by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as
                           sellers) (1)

         10.5              Separation Agreement, dated May 13, 1997, by and between Steven A. Lupinacci and
                           Diedrich Coffee (4)

         10.6              Letter Agreement, dated as of November 17, 1997, by and between Diedrich Coffee and John
                           E. Martin appointing Mr. Martin Chairman of the Board (5)

         10.7              Stock Option Plan and Agreement, dated as of November 17, 1997, by and between Diedrich
                           Coffee and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of Diedrich Coffee common stock (5)

         10.8              Common Stock Purchase Agreement, dated as of November 17, 1997, by and between Diedrich
                           Coffee and John E. Martin under which Mr. Martin agrees to purchase 333,333 shares of
                           Diedrich Coffee common stock (5)

         10.9              Employment Agreement, dated as of November 17, 1997, by and between Diedrich Coffee and
                           Timothy J. Ryan retaining Mr. Ryan as Chief Executive Officer (5)

         10.10             Stock Option Plan and Agreement, dated as of November 17, 1997, by and between Diedrich
                           Coffee and Timothy J. Ryan granting Mr. Ryan up to 600,00 shares of Diedrich Coffee common stock (5)

         10.11             Common Stock Purchase Agreement, dated as of November 17, 1997, by and between Diedrich
                           Coffee and Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of
                           Diedrich Coffee common stock (5)

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

         10.13             Form of Term Loan Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the
                           Grandview Trust (6)

         10.14             Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the
                           Grandview Trust (6)

         10.15             Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the
                           Grandview Trust (6)

         10.16             Form of Intercreditor Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the
                           Grandview Trust (6)

         10.17             Common Stock and Option Purchase Agreement, dated as of April 3, 1998, with Franchise
                           Mortgage Acceptance Company (7)

         10.18             Separation and Release Agreement, dated January 28, 1998, with Kerry W. Coin (7)

         10.19             Employment Agreement, dated April 8, 1998, with Ann Wride (8)

         10.20             Employment Agreement, dated April 8, 1998, with Dolf Berle (9)

         10.21             Employment Agreement, dated June 11, 1998, with Catherine Saar (9)


         10.22             Form of Franchise Agreement (10)

         10.23             Form of Area Development Agreement (10)

         10.24             Employment Agreement, dated June 29, 1998, with Martin R. Diedrich (3)

         10.25             Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich
                           Coffee and its subsidiaries

         10.26             Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich
                           Coffee and its subsidiaries

         10.27             Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A.,
                           Diedrich Coffee and its subsidiaries

         10.28             Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A.,
                           Diedrich Coffee and its subsidiaries

         10.29             Form of Term Note made in favor of BankBoston, N.A.

         10.30             Form of Revolving Note made in favor of BankBoston, N.A.

         27                Financial Data Schedule

----------------------------

(1) Incorporated by reference to Diedrich Coffee's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

(2) Incorporated by reference to Appendix to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(3) Incorporated by reference to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(4) Incorporated by reference to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended April 30, 1997, filed with the Securities and Exchange Commission on June 13, 1997.

(5) Incorporated by reference to Diedrich Coffee's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1997.

(6) Incorporated by reference to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(7) Incorporated by reference to Diedrich Coffee's Annual Report on Form 10-K, for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8) Incorporated by reference to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended April 29, 1998, filed with the Securities and Exchange Commission on June 11, 1998.

(9) Incorporated by reference to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended July 29, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

(10) Incorporated by reference to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended October 28, 1998, filed with the Securities and Exchange Commission on December 11, 1998.

(B)    REPORTS ON FORM 8-K

       1. A Current Report on Form 8-K was filed on February 10, 1999 reporting that Diedrich Coffee had signed a letter of intent to acquire all of the outstanding shares of common stock of Coffee People, Inc.

2. A Current Report on Form 8-K was filed on March 25, 1999 reporting that Diedrich Coffee had signed a definitive agreement to acquire all the outstanding shares of common stock of Coffee People, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Transition Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999          DIEDRICH COFFEE, INC.



                                /s/ Timothy J. Ryan
                                ------------------------------------------------
                                    Timothy J. Ryan,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                /s/ Ann Wride
                                ------------------------------------------------
                                    Ann Wride
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------

         2.1               Form of Agreement and Plan of Merger between Diedrich Coffee, a California corporation, and Diedrich Coffee, Inc., a Delaware corporation (1)

         2.2               Agreement and Plan of Merger, dated as of March 16, 1999, by and among Diedrich Coffee,
                           CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People
                           (2)

         3.1               Certificate of Incorporation (1)

         3.2               Bylaws (1)

         4.1               Purchase Agreement for Series A Preferred Stock, dated as of December 11, 1992, by and among Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H.,
                           L.P. (1)

         4.2               Purchase Agreement for Series B Preferred Stock, dated as of June 29, 1995, by and among
                           Diedrich Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P.
                           and Diedrich Partners I, L.P. (1)

         4.3               Specimen Stock Certificate (1)

         4.4               Form of Conversion Agreement in the connection with the conversion of Series A and
                           Series B Preferred Stock into Common Stock (1)

         4.5               Form of Lock-up Letter Agreement among The Second Cup, Ltd. and Diedrich Coffee (3)

         4.6               Voting Agreement and Irrevocable Proxy, dated as of March 16, 1999, by and among
                           Diedrich Coffee, D.C.H., L.P., Peter Churm, Martin R. Diedrich, Lawrence Goelman, Paul
                           C. Heeschen, John E. Martin, Timothy J. Ryan, and Second Cup USA Holdings Ltd. (3)

         10.1              Form of Indemnification Agreement (1)

         10.2              Diedrich Coffee 1996 Stock Incentive Plan (2)

         10.3              Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan (1)

         10.4              Agreement of Sale, dated as of February 23, 1996, by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as
                           sellers) (1)

         10.5              Separation Agreement, dated May 13, 1997, by and between Steven A. Lupinacci and
                           Diedrich Coffee (4)

         10.6              Letter Agreement, dated as of November 17, 1997, by and between Diedrich Coffee and John
                           E. Martin appointing Mr. Martin Chairman of the Board (5)

         10.7              Stock Option Plan and Agreement, dated as of November 17, 1997, by and between Diedrich
                           Coffee and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of Diedrich Coffee common stock (5)

         10.8              Common Stock Purchase Agreement, dated as of November 17, 1997, by and between Diedrich
                           Coffee and John E. Martin under which Mr. Martin agrees to purchase 333,333 shares of
                           Diedrich Coffee common stock (5)

         10.9              Employment Agreement, dated as of November 17, 1997, by and between Diedrich Coffee and
                           Timothy J. Ryan retaining Mr. Ryan as Chief Executive Officer (5)

         10.10             Stock Option Plan and Agreement, dated as of November 17, 1997, by and between Diedrich
                           Coffee and Timothy J. Ryan granting Mr. Ryan up to 600,00 shares of Diedrich Coffee common stock (5)

         10.11             Common Stock Purchase Agreement, dated as of November 17, 1997, by and between Diedrich
                           Coffee and Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of
                           Diedrich Coffee common stock (5)

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

         10.13             Form of Term Loan Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the
                           Grandview Trust (6)

         10.14             Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the
                           Grandview Trust (6)

         10.15             Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the
                           Grandview Trust (6)

         10.16             Form of Intercreditor Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the
                           Grandview Trust (6)

         10.17             Common Stock and Option Purchase Agreement, dated as of April 3, 1998, with Franchise
                           Mortgage Acceptance Company (7)

         10.18             Separation and Release Agreement, dated January 28, 1998, with Kerry W. Coin (7)

         10.19             Employment Agreement, dated April 8, 1998, with Ann Wride (8)

         10.20             Employment Agreement, dated April 8, 1998, with Dolf Berle (9)

         10.21             Employment Agreement, dated June 11, 1998, with Catherine Saar (9)


         10.22             Form of Franchise Agreement (10)

         10.23             Form of Area Development Agreement (10)

         10.24             Employment Agreement, dated June 29, 1998, with Martin R. Diedrich (3)

         10.25             Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich
                           Coffee and its subsidiaries

         10.26             Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich
                           Coffee and its subsidiaries

         10.27             Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A.,
                           Diedrich Coffee and its subsidiaries

         10.28             Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A.,
                           Diedrich Coffee and its subsidiaries

         10.29             Form of Term Note made in favor of BankBoston, N.A.

         10.30             Form of Revolving Note made in favor of BankBoston, N.A.

         27                Financial Data Schedule

----------------------------

(1) Incorporated by reference to Diedrich Coffee's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

(2) Incorporated by reference to Appendix A to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(3) Incorporated by reference to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(4) Incorporated by reference to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended April 30, 1997, filed with the Securities and Exchange Commission on June 13, 1997.

(5) Incorporated by reference to Diedrich Coffee's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1997.

(6) Incorporated by reference to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(7) Incorporated by reference to Diedrich Coffee's Annual Report on Form 10-K, for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8) Incorporated by reference to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended April 29, 1998, filed with the Securities and Exchange Commission on June 11, 1998.

(9) Incorporated by reference to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended July 29, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

(10) Incorporated by reference to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended October 28, 1998, filed with the Securities and Exchange Commission on December 11, 1998.