Form 10-Q
period 1999-09-22
DIEDRICH COFFEE INC
filed 1999-11-05
CIK 947661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 22, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________________ to ____________________


                         COMMISSION FILE NUMBER 0-21203


                              DIEDRICH COFFEE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             33-0086628
-------------------------------                             -------------------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                              Identification No.)

                              2144 MICHELSON DRIVE
                            IRVINE, CALIFORNIA 92612
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices including Zip Code)


                                 (949) 260-1600
--------------------------------------------------------------------------------
               (Registrant's Telephone Number including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]

         As of November 5, 1999, there were 12,616,833 shares of common stock of the registrant outstanding.

================================================================================

                              DIEDRICH COFFEE, INC.

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets..................................   3

         Condensed Consolidated Statements of Operations........................   4

         Condensed Consolidated Statements of Cash Flows........................   5

         Notes to Condensed Consolidated Financial Statements...................   6

Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................  10

Item 3   Quantitative and Qualitative Disclosures About Market Risk.............  14

PART II - OTHER INFORMATION

Item 1   Legal Proceedings......................................................  14

Item 5   Other Information......................................................  14

Item 6   Exhibits and Reports on Form 8-K.......................................  15

         Signatures.............................................................  18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       SEPTEMBER 22,           JUNE 30,
                                                                           1999                  1999
                                                                       ------------         ------------
ASSETS (NOTE 4)
Current Assets:
   Cash                                                                $  5,534,941         $    552,124
   Accounts receivable                                                    3,489,060              335,903
   Note receivable                                                          100,000              100,000
   Inventories (Note 3)                                                   5,063,875            1,432,249
   Prepaid expenses                                                       1,011,891              153,113
   Income taxes receivable                                                   17,686               17,686
                                                                       ------------         ------------
     Total current assets                                                15,217,453            2,591,075

Property and equipment, net                                              16,290,497            7,504,439
Costs in excess of net assets acquired, net                              29,002,894              317,741
Note receivable - long-term                                                  40,000               40,000
Other assets                                                                832,433            1,329,185
                                                                       ------------         ------------
     Total assets                                                      $ 61,383,277         $ 11,782,440
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current installments of obligations under capital lease             $    281,887         $    169,488
   Current installments of long-term debt                                 2,000,000            1,000,000
   Accounts payable                                                       2,374,322            1,978,325
   Accrued compensation                                                   2,110,456              900,565
   Accrued expenses                                                       4,283,584              886,903
   Reserve for disposal of stores (Note 2)                                1,338,736                   --
   Reserve for store closings and restructuring costs                        23,660               95,195
                                                                       ------------         ------------
     Total current liabilities                                           12,412,645            5,030,476

Obligations under capital lease, excluding current installments             745,233              239,049
Long-term debt, excluding current installments (Note 4)                  10,000,000            2,500,000
Deferred rent                                                               441,012              233,548
                                                                       ------------         ------------
     Total liabilities                                                   23,598,890            8,003,073
                                                                       ------------         ------------

Stockholders' Equity: (Note 5)
Common stock                                                                126,035               61,736
Additional paid-in capital                                               53,147,705           18,826,473
Accumulated deficit                                                     (15,489,353)         (15,108,842)
                                                                       ------------         ------------
     Total stockholders' equity                                          37,784,387            3,779,367
                                                                       ------------         ------------
Commitments and contingencies
     Total liabilities and stockholders' equity                        $ 61,383,277         $ 11,782,440
                                                                       ============         ============

See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     TWELVE WEEKS         THIRTEEN WEEKS
                                                         ENDED                ENDED
                                                     SEPTEMBER 22,         OCTOBER 28,
                                                         1999                  1998
                                                     -------------        --------------
Revenues:
   Retail                                            $ 10,463,138         $  5,268,622
   Wholesale and other                                  4,634,569              674,630
   Franchise revenue                                    1,174,818              100,000
                                                     ------------         ------------
     Total revenues                                    16,272,525            6,043,252
                                                     ------------         ------------

Cost and Expenses:
   Cost of sales and related occupancy costs            7,961,390            2,718,436
   Store operating expenses                             4,952,351            2,187,605
   Other operating expenses                               462,160              165,595
   Depreciation and amortization                          806,879              490,531
   General and administrative expenses                  2,251,828            1,002,556
                                                     ------------         ------------
     Total                                             16,434,608            6,564,723
                                                     ------------         ------------

Operating loss                                           (162,083)            (521,471)

Interest expense                                         (286,889)             (94,640)

Interest and other income                                  66,681                7,280
                                                     ------------         ------------

Loss before income tax provision                         (382,291)            (608,831)

Income tax provision                                        7,200                   --
                                                     ------------         ------------
Net loss                                             $   (389,491)        $   (608,831)
                                                     ============         ============
Net loss per share - basic and diluted               $      (0.03)        $      (0.10)
                                                     ============         ============
Weighted average shares outstanding -
  basic and diluted                                    12,022,467            5,944,146
                                                     ============         ============

See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             TWELVE WEEKS         THIRTEEN WEEKS
                                                                 ENDED                 ENDED
                                                             SEPTEMBER 22,         OCTOBER 28,
                                                                  1999                1998
                                                             -------------        --------------
Cash flows from operating activities:
   Net loss                                                  $   (389,491)        $   (608,831)
   Adjustments to reconcile net loss to cash provided
     by (used in) operating activities:
     Depreciation and amortization                                922,385              490,531
     Changes in assets and liabilities:
       Accounts receivable                                       (799,084)              43,009
       Inventories                                                (88,149)             (70,555)
       Prepaid expenses                                          (286,366)             (56,825)
       Income taxes receivable                                         --                1,677
       Other assets                                               (65,288)             (25,000)
       Accounts payable                                          (260,060)             443,091
       Accrued compensation                                       274,408              (93,532)
       Accrued expenses and restructuring charge               (1,234,032)              11,419
       Deferred rent                                                7,400                8,595
                                                             ------------         ------------
Net cash provided by (used in) operating activities            (1,918,277)             143,579
                                                             ------------         ------------

Cash flows from investing activities:
     Capital expenditures for property and equipment             (312,516)            (291,574)
     Cash paid for acquisition, net                           (22,937,351)                  --
     Decrease in reserve for stores to be disposed of            (237,980)                  --
                                                             ------------         ------------
Net cash used in investing activities                         (23,487,847)            (291,574)
                                                             ------------         ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                    25,979,511               32,236
     Proceeds from the issuance of note payable,
       net of fees paid                                        11,645,558                   --
     Repayment of long-term debt                               (7,141,691)                  --
     Repayment on capital lease obligations                       (94,437)             (22,136)
                                                             ------------         ------------
Net cash provided by financing activities                      30,388,941               10,100
                                                             ------------         ------------
Net increase (decrease) in cash                                 4,982,817             (137,895)
Cash at beginning of period                                       552,124            1,001,625
                                                             ------------         ------------
Cash at end of period                                        $  5,534,941         $    863,730
                                                             ============         ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                $    110,724         $     55,950
                                                             ============         ============
     Income taxes                                            $     10,806         $         --
                                                             ============         ============
Non-cash transactions:
Issuance of common stock to acquire Coffee People            $  8,415,000         $         --
                                                             ============         ============

See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 22, 1999
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. (the "Company") and subsidiaries have been prepared in accordance with generally accepted accounting principles, the instructions to form 10-Q and
Article 10 of Regulation S-X. Information relating to the periods ending prior to July 7, 1999 included in this report relates to the historical operations of Diedrich Coffee, Inc. and, except as otherwise indicated, does not reflect the operations of Coffee People, Inc., which the Company acquired on July 7, 1999. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 27, 1999 and the Company's transition report on Form 10-Q for the transition period January 28, 1999 to June 30, 1999.

         In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

         Change in Fiscal Year

         In an effort to align its fiscal year with that of Coffee People, Inc. ("Coffee People"), which the Company acquired on July 7, 1999 (note 2), the Company changed its year end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. Accordingly, the condensed statements of operations and cash flows for the twelve weeks ended September 22, 1999 are not necessarily comparable to the accompanying thirteen weeks ended October 28, 1998.

2.       ACQUISITION OF COFFEE PEOPLE, INC.

         On July 7, 1999, the Company acquired Coffee People pursuant to an Agreement and Plan of Merger. The acquisition was affected through the merger of CP Acquisition Corp., an indirect wholly owned subsidiary of the Company, with and into Coffee People. As a result of the acquisition, each share of Coffee People common stock was converted into the right to receive $2.11 in cash and
0.14 share of the Company's common stock. At the time of the acquisition, Coffee People owned 67 retail stores and franchised 253 retail stores in 36 states and 7 foreign countries under the names Gloria Jean's, Coffee People and Coffee Plantation.

         The Company, in recording the fair value of assets acquired and liabilities assumed, has made certain estimates. These estimates consist primarily of (i) recording property and equipment at estimated fair value and
(ii) providing for contractual lease obligations on negative operating cash flows on certain underperforming stores. The acquisition has been accounted for as a purchase and the resulting estimated costs in excess of net assets acquired in the amount of $28,879,473 are being amortized using the straight-line method over a 40 year period. The allocation of purchase price to the fair value of assets acquired and liabilities assumed is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make a definitive allocation. Although the purchase price allocation is preliminary, management is unaware of any significant changes necessary to arrive at a final allocation.

                              DIEDRICH COFFEE, INC.

                               SEPTEMBER 22, 1999
                                   (UNAUDITED)

         The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of Coffee People are summarized in the following table.

Fair value of tangible assets acquired                          $ 15,852,123
Costs in excess of net assets acquired                            28,879,473
Liabilities assumed at fair value                                (13,379,245)
Common stock issued                                               (8,415,000)
                                                                ------------
     Net cash paid for acquisition                                22,937,351
Cash acquired in acquisition                                       1,780,578
                                                                ------------
     Cash paid for acquisition                                  $ 24,717,929
                                                                ============

         In conjunction with the transaction, the Company acquired 29 Company-owned Gloria Jean's stores, of which 28 are intended to be closed or disposed of by June 30, 2000. Under the provisions of Emerging Issues Task Force 87-11 Allocation of Purchase Price to Assets to Be Sold, the Company has excluded the operating results of the 28 stores from the condensed consolidated statement of operations for the twelve weeks ended September 22, 1999. Additionally, the Company established a reserve of $1.6 million for the estimated net cash holding costs of these stores until the estimated date of closure or disposal.

         The total revenues excluded from the Company's condensed consolidated statement of operations for the twelve weeks ended September 22, 1999 totaled $1.5 million and the related net losses totaled $238,000. Such net losses have been charged against the reserve for disposal of stores.

         The following table presents selected unaudited pro forma results of operations for the Company, assuming the Coffee People acquisition had occurred on July 1, 1998. The unaudited pro forma results of operations do not include the operating results of the 28 Gloria Jean's Company-owned stores to be closed or disposed of. The pro forma results of operations are not indicative of the results of operations of the combined companies that would have occurred had the acquisition occurred on July 1, 1998, nor are they indicative of future operating results.

                                                       THIRTEEN WEEKS ENDED
                                                         OCTOBER 28, 1998
                                                       --------------------
         Total revenues                                   $ 17,049,457
         Net loss                                         $ (1,197,324)
         Net loss per share - basic and diluted           $      (0.10)
         Weighted average shares outstanding --
           basic and diluted                                12,374,146

3.       INVENTORIES

         Inventories consist of the following:
                                                   SEPTEMBER 22,     JUNE 30,
                                                       1999            1998
                                                   -------------    ----------
         Green coffee (raw materials)               $1,862,561      $  574,745
         Roasted coffee (finished goods)               766,729         157,115
         Accessory and specialty items               1,212,738         258,889
         Other food, beverage and supplies           1,221,847         441,500
                                                    ----------      ----------
                                                    $5,063,875      $1,432,249
                                                    ==========      ==========

                              DIEDRICH COFFEE, INC.

                               SEPTEMBER 22, 1999
                                   (UNAUDITED)

4.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                            SEPTEMBER 22,     JUNE 30,
                                                                1999            1999
                                                            -------------   -----------
         NUVRTY, INC.
         Note payable bearing interest at prime rate
         plus 3 1/2%, interest payable monthly
         Note was secured by the assets of the
         Company. Paid in full July 7, 1999                          --     $ 1,000,000

         GRANDVIEW TRUST
         Note payable bearing interest at prime rate
         plus 3 1/2%, interest payable monthly
         Note was secured by the assets of the
         Company. Paid in full July 7, 1999                          --         750,000

         OCEAN TRUST
         Note payable bearing interest at prime rate
         plus 3 1/2%, interest payable monthly
         Note was secured by the assets of the
         Company. Paid in full July 7, 1999                          --         750,000

         BANCBOSTON, N.A
         Note payable bearing interest at a rate of
         8.31% as of September 22, 1999 and payable
         in quarterly installments of $666,667,
         commencing December 31, 1999, due July 6,
         2004. Note is secured by the assets of the
         Company and its subsidiaries' stock                $12,000,000              --
                                                            -----------     -----------
         Less: Current installments                           2,000,000              --
                                                            -----------     -----------
         Long-term debt, excluding current installments     $10,000,000     $ 2,500,000
                                                            ===========     ===========

         On July 7, 1999, the Company entered into a credit agreement with BankBoston, N.A. that is secured by pledges of all of the Company's assets and its subsidiaries' stock and provides for a $12 million term loan and a $3 million revolving credit facility, payable in quarterly installments of $666,667. The Company used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The Company intends to use the proceeds from the revolving credit facility to finance additional and remodel existing company-owned retail locations and for general corporate purposes. Amounts outstanding under the credit agreement bear interest, at the Company's option, at BankBoston's base rate plus 1.25% or an adjusted Eurodollar rate.

5.       STOCKHOLDERS' EQUITY

         On July 7, 1999, the Company completed a secondary offering of 4,930,000 shares (including an over-allotment option). All of the shares of common stock were sold on behalf of the Company, of which 330,000 shares of common stock were sold pursuant to the exercise of the underwriters' over-allotment option. The net proceeds of the offering to the Company, after deducting approximately $3.5 million in underwriters' commissions and related expenses, were approximately $26.0 million.

                              DIEDRICH COFFEE, INC.

                               SEPTEMBER 22, 1999
                                   (UNAUDITED)

         On July 7, 1999, the Company issued 1,500,000 shares of the Company's common stock to Coffee People stockholders in connection with the acquisition of Coffee People.

6.       SEGMENT AND RELATED INFORMATION

         The Company has three reportable segments which include retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before income taxes.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The other assets consist of corporate cash, costs in excess of net assets acquired and corporate property, plant and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, amortization expense and interest expense.

                                            RETAIL        WHOLESALE      FRANCHISE
                                          OPERATIONS      OPERATIONS     OPERATIONS         OTHER             TOTAL
                                         ------------    ------------    -----------     ------------     ------------
Twelve Weeks ended September 22, 1999

Revenues                                 $ 10,463,138    $  4,634,569    $ 1,174,818     $         --     $ 16,272,525
Interest expense                                   --              --             --          286,889          286,889
Depreciation and amortization                 448,120          33,716             --          325,043          806,879
Segment profit before tax                     374,248       1,001,709        692,232       (2,450,480)        (382,291)
Total assets as of September 22, 1999    $ 12,083,893    $  4,655,902    $ 2,256,938     $ 42,386,544     $ 61,383,277

                                            RETAIL        WHOLESALE      FRANCHISE
                                          OPERATIONS      OPERATIONS     OPERATIONS         OTHER             TOTAL
                                         ------------    ------------    -----------     ------------     ------------
Thirteen Weeks ended October 28, 1998

Revenues                                 $  5,268,622    $    674,630    $   100,000     $        --      $  6,043,252
Interest expense                                   --              --             --          94,640            94,640
Depreciation and amortization                 380,030          34,362             --          76,139           490,531
Segment profit before tax                    (738,479)         81,328         48,320              --          (608,831)
Total assets as of June 30, 1999         $  6,276,410    $  1,579,591    $    10,015     $ 3,916,424      $ 11,782,440

7.       SUBSEQUENT EVENT

         On October 4, 1999, the Company signed a franchise area development agreement by and between Gloria Jean's Gourmet Coffees Franchising Corp. ("GJGC") and Affluent Degree SDN, BHD (the "Developer"). The agreement calls for the developer to open 30 Gloria Jean's stores and kiosks over the development period of five years within the geographic area of Malaysia, Singapore and Brunei. Concurrent with the execution of the agreement the Company received $500,000 as a development fee and franchise fee for satisfaction of the development quota.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         We make forward-looking statements in this document that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of Diedrich Coffee's financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

         o our growth strategy may not be as successful as we expect if we are unable to attract franchise area developers or single store franchisees;

         o our growth strategy may not be as successful if franchisees are unable to secure attractive real estate;

         o we may encounter difficulties and incur additional expenses as we integrate Diedrich Coffee's and Coffee People's business, brands or operating systems or retaining key personnel;

         o competition within the retail specialty coffee market may intensify;

         o inclement weather or adverse political changes in the countries where we source our green coffee may significantly increase our coffee costs; and

         o    adverse changes may occur in the securities or financial markets.

         Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors and Trends Affecting Diedrich Coffee and Its Business" in our Annual Report on Form 10-K for the fiscal year ended January 27, 1999 and in reports that we file with the Securities and Exchange Commission.

GENERAL

         The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. Following our acquisition of Coffee People at the beginning of this quarter, we became the second largest specialty coffee retailer in the United States with annual systemwide sales of more than $150 million through 356 retail locations in 38 states and 6 foreign countries. Our primary brands are Diedrich Coffee coffeehouses and Gloria Jean's, the nation's largest chain of mall coffee stores. We sell specialty brewed coffee and espresso-based beverages such as cappuccinos, lattes, mochas and espressos and various blended drinks through these company-owned and franchised retail locations. To complement beverage sales, we also sell light food items, whole bean coffee and accessories at our retail locations. In addition, we have a strong wholesale division that markets its products directly to independent and chain food service establishments, as well as to businesses for office coffee systems through brokers and sales representatives. We also sell our products directly to customers through mail orders and our website.

         Coffee People Acquisition. On July 7, 1999, we completed our acquisition of Coffee People pursuant to an Agreement and Plan of Merger, dated as of March 16, 1999. The acquisition was effected by way of a merger of CP Acquisition Corp., an indirect wholly owned subsidiary of Diedrich Coffee, with and into Coffee People. As a result of the merger, each share of Coffee People common stock was converted into the right to receive $2.11 in cash and 0.14 share of our common stock. The cash payment to Coffee People stockholders was financed by a portion of the net proceeds of a public equity offering of 4,930,000 shares of our common stock at a price of $6.00 per share.

         On July 7, 1999, we entered into a credit agreement with BankBoston, N.A. that is secured by pledges of all of our assets and our subsidiaries' stock and provides for a $12 million term loan and a $3 million revolving credit facility, payable in quarterly installments with final maturity in July 2004. We used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People and our public equity offering. We intend to use the proceeds from the revolving credit facility to finance additional and remodel existing company-owned retail locations and for general corporate purposes. Amounts outstanding under the credit agreement bear interest, at our option, at BankBoston's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%

         Franchise Area Development Agreements. Management's franchise area development goal is to enter into franchise area development agreements covering most major U. S. markets. Presently, we have entered into six franchise area development agreements calling for the development of up to 324 Diedrich coffeehouses, as well as carts and kiosks, over the next 5 to 7 years. In addition, one of these agreements contains options to develop an additional 103 coffeehouses in the San Francisco Bay Area.

         Prior to the twelve week period ended September 22, 1999, we entered into four franchise area development agreements calling for the development of 224 Diedrich coffeehouses with options to develop an additional 103 coffeehouses. We had also entered into an agreement covering the states of Kentucky and Tennessee, which was subsequently terminated. On August 23, 1999, we announced our fifth franchise area development agreement which calls for the development of 50 coffeehouses in Wyoming, Montana and Colorado. In connection with the signing of this agreement, we recognized an area development fee of $4,000. On October 19, 1999 we announced our seventh franchise area development agreement which provides for the development of 50 coffeehouses in various counties in Southern California including Kern, San Luis Obispo, Ventura and Santa Barbara as well as portions of Los Angeles, San Bernardino, Riverside and Orange. In connection with the signing of this agreement, we will recognize an area development fee of $20,000 in the second quarter of fiscal 2000.

         We are currently in various stages of discussion and negotiations with several additional potential area developers. We recently added two franchise sales organizations to assist in the sales program. These sales organizations are compensated through success-fees based on the execution of area development agreements. There can be no assurances, however, that positive sales will result from these activities.

         Year 2000. We are currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by our computerized information systems. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. We have investigated the impact of the year 2000 problem on our business, including our operational, information and financial systems. Based on our review of our existing businesses, we do not expect the year 2000 problem, including the cost of making our computerized information systems year 2000 compliant, to have a material adverse impact on our financial position or results of operations in future periods. However, our failure to resolve any year 2000 problems could have a material adverse impact on Diedrich Coffee. We have communicated with significant suppliers and key business partners on which we rely in an effort to determine the extent to which our business is vulnerable to the failure by these third parties' to remediate their year 2000 problems. Although we have not been informed of any material risks associated with the year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties' will be year 2000 compliant on a timely basis. The inability of these third parties to remediate their year 2000 problems could have a material adverse impact on Diedrich Coffee.

         We have modified certain applications and replaced some of the hardware used in the processing of financial information. We believe we have addressed any potential significant year 2000 issues. As of September 22, 1999, we have incurred and expensed approximately $34,000 of expenditures consisting of internal staff costs, outside consulting and other expenditures related to this upgrade process. To the extent possible, we are in the process of executing contingency plans designed to allow continued operation in the event of failure of our or third parties' computer information systems.

         Seasonality and Quarterly Results. Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net revenues have not been realized proportionately in each quarter, with net revenues being the highest during the last fiscal quarter (prior to the change in our fiscal year) which includes the December holiday season. Hot weather tends to reduce revenues.

Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, our Annual Report on Form 10-K and our Transition Report on Form 10-Q, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

RESULTS OF OPERATIONS

         Coffee People Acquisition. On July 7, 1999, we acquired Coffee People in a transaction that was accounted for using the purchase method of accounting; and accordingly, the assets acquired and liabilities assumed were recorded as of their fair values on that date. The results of operations for Coffee People are include in the accompanying financial statements from the date of acquisition, accordingly, Diedrich Coffee's consolidated financial statements for the period ended September 22, 1999 and October 29, 1998 are not comparable. The resulting estimated costs in excess of net assets of the business acquired in the amount of $28,879,473 are being amortized using the straight-line method over a 40 year period.

         Change in Fiscal Year. In an effort to align our fiscal year with that of Coffee People which we acquired on July 7, 1999, we changed our year end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. Accordingly, the condensed consolidated financial statements for the twelve weeks ended September 22, 1999 are not necessarily comparable to the accompanying thirteen weeks ended October 28, 1998 nor are they indicative of a full fiscal years results of operations.

Twelve Weeks Ended September 22, 1999 Compared with the Thirteen Weeks Ended October 28, 1998

         Total revenues. Total revenues for the twelve weeks ended September 22, 1999 increased 169.3% to $16,272,525 from $6,043,252 for the thirteen weeks ended October 28, 1998 principally due to the acquisition of Coffee People and an increase in comparable store sales. During this most recent quarter, we derived 64.3% of total revenues from our retail coffeehouse operations. Wholesale and mail order revenue accounted for 28.5% of total revenues and franchise revenues counted for 7.2% of total revenues.

          Retail revenues for the twelve weeks ended September 22, 1999 increased 98.6% to $10,463,138 from $5,268,622 in the thirteen weeks October 28, 1998. This increase was a result of the acquisition of Coffee People and an increase in comparable store sales. As of September 22, 1999, we operated 105 retail locations; whereas on October 28, 1998, we operated 43 retail locations. The percentage increase in comparable store sales was 6.1% for the Diedrich Coffee coffeehouses, 4.1% for the Gloria Jean's coffee stores, 0.7% for the Coffee People concept, and 2.1% for the Coffee Plantation concept during the twelve weeks ended September 22, 1999. This increase was principally a result of improved targeted marketing programs.

         Wholesale and other revenues increased 587.0% to $4,634,569 in the twelve weeks ended September 22, 1999 from $674,630 for the thirteen weeks ended October 28, 1998. The increase reflects the addition of the Gloria Jean's franchisee operations which purchase roasted coffee from Diedrich Coffee.

         Franchise revenue increased to $1,174,818 for the twelve weeks ended September 22, 1999, from $100,000 for the thirteen weeks ended October 28, 1998. Franchise revenue consists of initial franchise fees and royalties received on sales made at each franchise location. As of September 22, 1999, we had three franchised neighborhood coffeehouses and 252 franchised mall coffee stores.

         Cost of Sales and Related Occupancy Costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the twelve weeks ended September 22, 1999 increased to $7,961,390 from $2,718,436 for the thirteen weeks ended October 28, 1998. As a percentage of total revenue, cost of sales and related occupancy costs increased to 48.9% in the twelve weeks ended September 22, 1999 from 45.0% for the thirteen weeks ended October 28, 1998. The increase is primarily related to the smaller margin received on coffee and products sold to franchisees.

         Store Operating Expenses. Store operating expenses increased to $4,952,351 for the twelve weeks ended September 22, 1999 from $2,187,605 for the thirteen weeks ended October 28, 1998. As a percentage of retail and franchise revenues, store operating expenses increased to 42.6% in the twelve weeks ended September 22, 1999 from 40.7% in the thirteen weeks ended October 28, 1998. The increase can be attributed to an increase in labor expenses due to additional staff training at the store level as well as the addition of the Coffee People Oregon stores. Oregon has a higher minimum wage compared to the states in which we were operating during the prior year.

         Other Operating Expenses. Other operating expenses (those associated with wholesale and other revenues) increased to $462,160 for twelve weeks ended September 22, 1999 from $165,595 in thirteen weeks ended October 28, 1999. These expenses, as a percentage of the revenues from the wholesale division, decreased to 10.0% from 24.5%. The decrease can be attributed to a larger revenue base with the addition of the Gloria Jean's' franchisees and a decline in franchise bad debt expense due to improved credit and collection efforts.

         Depreciation and Amortization. Depreciation and amortization increased to $806,879 for the twelve weeks ended September 22, 1999 from $490,531 for the thirteen weeks ended October 28, 1998. As a percentage of total revenue, depreciation and amortization decreased to 5.0% in comparison to 8.1% for the thirteen weeks ended October 28, 1998.

         General and Administrative Expenses. General and administrative expenses increased to $2,251,828 for the twelve weeks ended September 22, 1999 from $1,002,556 for the thirteen weeks ended October 28, 1999. As a percentage of total revenue, general and administrative expenses decreased to 13.8% from 16.6%. This decrease in general and administrative expenses as a percentage of total revenue was primarily a result of cost savings incurred with the acquisition due to the result of the elimination of management personnel who were not essential to our growth strategy.

         Interest Expense. Interest expense increased to $286,889 for the twelve weeks ended September 22, 1999 from $94,640 for the thirteen weeks ended October 28, 1998. The increase is a result of the $12 million term loan which closed on July 7, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital requirements in recent years principally through public and private placements of our common stock and long-term debt. We had working capital of $2,804,808 as of September 22, 1999 compared to working capital deficit of $2,439,401 as of June 30, 1999. Cash provided by (used in) operating activities for the twelve weeks ended September 22, 1999 totaled $(1,918,277) as compared to $143,579 for the thirteen weeks ended October 28, 1998.

         Net cash used in investing activities for the twelve weeks ended September 22, 1999 totaled $23,487,847, which was primarily used for the acquisition of Coffee People. Net cash provided by financing activities for the twelve weeks ended September 22, 1999 totaled $30,388,941 which consisted of proceeds from the issuance of common stock and long-term debt.

         As of September 22, 1999, we had $12 million of long-term debt that consisted of a term loan with BankBoston, N.A. that is secured by pledges of all of our assets and subsidiaries' stock and was bearing interest at a rate of 8.31%. The credit agreement with BankBoston, N.A. also provides for a $3 million revolving credit facility, which we have not presently drawn down. The term loan and the revolving credit facility both require quarterly payments and have a final maturity in July 2004. The Company used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The Company intends to use the remaining proceeds from the revolving credit facility to finance additional and remodel existing company-owned retail locations and for general corporate purposes. Amounts outstanding under the credit agreement bear interest, at the Company's option, at BankBoston's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.00%. Diedrich Coffee may change the interest rate from the BankBoston base rate to the adjusted Eurodollar rate at any time with 3 day's notice and from the adjusted Eurodollar rate to the BankBoston base rate at the end of each calendar quarter.

         We believe that the credit facility described above will be sufficient to satisfy our working capital needs at the anticipated operating levels for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Derivative Instruments. We did not invest in market risk sensitive instruments in fiscal 1999, the transition period ended June 30, 1999 nor in the twelve weeks ended September 22, 1999. From time to time, however, we enter into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At September 22, 1999 these commitments totaled $3,387,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We do not use commodity based financial instruments to hedge coffee or any other commodity, as we believe there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of our products.

         We have not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

         New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of SFAS 133 is not expected to have a material impact on our business, results of operations or liquidity.

         Market Risk. Our market risk exposure with regard to financial instruments outstanding as of September 22, 1999 was to changes in an adjusted Eurodollar rate. We borrowed $12 million on July 7, 1999 in connection with our acquisition of Coffee People, which bears interest at our option, at BankBoston's base rate plus 1.25%, or an adjusted Eurodollar rate plus 3.0%. Diedrich Coffee may convert the interest rate from the BankBoston base rate to the adjusted Eurodollar rate at anytime with 3 day's notice. We may convert the interest rate from the adjusted Eurodollar rate to the BankBoston base rate at the end of each calendar quarter. The $12 million outstanding under the term loan was bearing interest at the BankBoston base rate plus 1.25% from July 7, 1999 to July 10, 1999 at which time the interest rate was converted to the adjusted Eurodollar rate plus 3.0% for the remainder of the twelve week period ending September 22, 1999. At September 22, 1999 the adjusted Eurodollar rate was 5.31%. At September 22, 1999, a hypothetical 100 basis point increase in the rate would result in additional interest expense of $120,000 on an annualized basis. The credit agreement also provides for a $3 million line of credit which also bears interest at our option, at BankBoston's base rate plus 1.25%, or an adjusted Eurodollar rate plus 3.00%

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the ordinary course of its business, we may become involved in legal proceedings from time to time. During the twelve week period ending September 22, 1999, no material developments occurred in any material pending legal proceedings. A discussion of our material pending legal proceedings appears in our registration statement on Form S-1 (Reg. No. 333-78083) under the heading "Business - Legal Proceedings."

ITEM 5.  OTHER INFORMATION

         Minimum Advance Notice of Stockholder Proposals. Diedrich Coffee stockholders are advised that we must be notified at least 45 days prior to the month and day of mailing the prior year's proxy statement of any proposal or solicitation that any stockholder intends to present at the next annual meeting of stockholders and which the stockholder has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

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

    4.4 Form of conversation Agreement in the connection with the conversion of Series A and Series B Preferred Stock into Common Stock (1)

    4.5 Form of Lock-up Letter Agreement among The Second Cup, Ltd. And Diedrich Coffee, Inc. (3)

    4.6 Voting Agreement and Irrevocable Proxy dated as of March 16, 1999 by and among Diedrich Coffee, Inc., D.C.H., L.P., Peter Churm, Martin R. Diedrich, Lawrence Goelman, Paul C. Heeschen, John E. Martin, Timothy J. Ryan, and Second Cup USA Holdings Ltd. (3)

   10.1         Form of Indemnification Agreement (1)

   10.2         Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan *

   10.3         Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan
                (1)

   10.4 Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers) (1)

   10.5         Separation agreement dated May 13, 1997 between Steven A.
                Lupinacci and Diedrich Coffee, Inc. (4)

   10.6 Letter agreement by and between the Company and John E. Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997 (5)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

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

   10.10 Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997 (5)

   10.11 Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17, 1997 (5)

   10.12 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)

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

   10.20        Employment Agreement with Dolf Berle dated April 8, 1998 (9)

   10.21        Employment Agreement with Catherine Saar dated June 11, 1998 (9)

   10.22        Form of Franchise Agreement (10)

   10.23        Form of Area Development Agreement (10)

   10.24        Employment Agreement with Martin R. Diedrich dated June 29, 1998
                (3)

   10.25 Credit Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (11)

   10.26 Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (11)

   10.27 Securities Pledge Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries
                (11)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.28        Trademark Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries
                (11)

   10.29        Form of Term Note made in favor of BankBoston, N.A. (11)

   10.30        Form of Revolving Note made in favor of BankBoston, N.A. (11)

   27           Financial Data Schedule*

--------------

   *     Filed with this Form 10-Q

  (1) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

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

  (7) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K, for the fiscal year ended January 28, 1998.

  (8) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended October 28, 1998, filed with the Securities and Exchange Commission on June 11, 1998.

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

 (11) Incorporated by reference to Diedrich Coffee's Transition Report on Form 10-Q, for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.

(b)      REPORTS ON FORM 8-K

         A report on form 8-K was filed on July 7, 1999 reporting that Diedrich Coffee had completed its acquisition of Coffee People, Inc. The financial statements of Coffee People, Inc. and pro forma financial information were included in Amendment No. 1 to Form S-1, filed on June 7, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 5, 1999                    DIEDRICH COFFEE, INC.


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

    4.4 Form of conversation Agreement in the connection with the conversion of Series A and Series B Preferred Stock into Common Stock (1)

    4.5 Form of Lock-up Letter Agreement among The Second Cup, Ltd. And Diedrich Coffee, Inc. (3)

    4.6 Voting Agreement and Irrevocable Proxy dated as of March 16, 1999 by and among Diedrich Coffee, Inc., D.C.H., L.P., Peter Churm, Martin R. Diedrich, Lawrence Goelman, Paul C. Heeschen, John E. Martin, Timothy J. Ryan, and Second Cup USA Holdings Ltd. (3)

   10.1         Form of Indemnification Agreement (1)

   10.2         Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan *

   10.3         Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan
                (1)

   10.4 Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers) (1)

   10.5         Separation agreement dated May 13, 1997 between Steven A.
                Lupinacci and Diedrich Coffee, Inc. (4)

   10.6 Letter agreement by and between the Company and John E. Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997 (5)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

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

   10.10 Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,00 shares of the Common Stock of the Company, dated as of November 17, 1997 (5)

   10.11 Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17, 1997 (5)

   10.12 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)

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

   10.20        Employment Agreement with Dolf Berle dated April 8, 1998 (9)

   10.21        Employment Agreement with Catherine Saar dated June 11, 1998 (9)

   10.22        Form of Franchise Agreement (10)

   10.23        Form of Area Development Agreement (10)

   10.24        Employment Agreement with Martin R. Diedrich dated June 29, 1998
                (3)

   10.25 Credit Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (11)

   10.26 Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (11)

   10.27 Securities Pledge Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries
                (11)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.28        Trademark Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries
                (11)

   10.29        Form of Term Note made in favor of BankBoston, N.A. (11)

   10.30        Form of Revolving Note made in favor of BankBoston, N.A. (11)

   27           Financial Data Schedule*

--------------

   *     Filed with this Form 10-Q

  (1) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

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

  (7) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K, for the fiscal year ended January 28, 1998.

  (8) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q, for the period ended October 28, 1998, filed with the Securities and Exchange Commission on June 11, 1998.

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

 (11) Incorporated by reference to Diedrich Coffee's Transition Report on Form 10-Q, for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.