Form 10-Q
period 1999-12-15
DIEDRICH COFFEE INC
filed 2000-01-28
CIK 947661

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

                For the quarterly period ended December 15, 1999

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of January 28, 2000, there were 12,616,871 shares of common stock of the registrant outstanding.

================================================================================

                              DIEDRICH COFFEE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                 PAGE NO.
Item 1   Financial Statements

         Condensed Consolidated Balance Sheets...............................     3

         Condensed Consolidated Statements of Operations.....................     4

         Condensed Consolidated Statements of Cash Flows.....................     5

         Notes to Condensed Consolidated Financial Statements................     6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................    11

Item 3   Quantitative and Qualitative Disclosures About Market Risk..........    16

PART II - OTHER INFORMATION

Item 1   Legal Proceedings...................................................    16

Item 5   Other Information...................................................    16

Item 6   Exhibits and Reports on Form 8-K....................................    17

         Signatures..........................................................    21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
ASSETS (NOTE 4)                                                   DECEMBER 15, 1999     JUNE 30, 1999
                                                                  -----------------     -------------
Current Assets:
   Cash                                                              $  6,286,471       $    552,124
   Accounts receivable                                                  5,775,834            335,903
   Note receivable                                                        100,000            100,000
   Inventories (Note 3)                                                 5,090,858          1,432,249
   Prepaid expenses                                                       740,412            153,113
   Income taxes receivable                                                 17,686             17,686
                                                                     ------------       ------------
     Total current assets                                              18,011,261          2,591,075

Property and equipment, net                                            16,091,655          7,504,439
Costs in excess of net assets acquired, net                            30,854,376            317,741
Note receivable - long-term                                                40,000             40,000
Other assets                                                              880,410          1,329,185
                                                                     ------------       ------------
     Total assets                                                    $ 65,877,702       $ 11,782,440
                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current installments of obligations under capital lease           $    231,488       $    169,488
   Current installments of long-term debt and note payable              2,000,000          1,000,000
   Accounts payable                                                     5,451,656          1,978,325
   Accrued compensation                                                 1,898,422            900,565
   Accrued expenses                                                     6,841,008            886,903
   Reserve for disposal of stores (Note 2)                              1,303,617                 --
   Reserve for store closings and restructuring costs                      18,375             95,195
                                                                     ------------       ------------
     Total current liabilities                                         17,744,566          5,030,476

Obligations under capital lease, excluding current installments           599,560            239,049
Long-term debt, excluding current installments (Note 4)                 9,333,334          2,500,000
Deferred rent                                                             445,539            233,548
                                                                     ------------       ------------
     Total liabilities                                                 28,122,999          8,003,073
                                                                     ------------       ------------

Stockholders' Equity: (Note 5)
Common stock                                                              126,168             61,736
Additional paid-in capital                                             52,509,878         18,826,473
Accumulated deficit                                                   (14,881,343)       (15,108,842)
                                                                     ------------       ------------
     Total stockholders' equity                                        37,754,703          3,779,367
                                                                     ------------       ------------
Commitments and contingencies
     Total liabilities and stockholders' equity                      $ 65,877,702       $ 11,782,440
                                                                     ============       ============

See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                TWELVE WEEKS         THIRTEEN WEEKS     TWENTY-FOUR WEEKS     TWENTY-SIX WEEKS
                                             ENDED DECEMBER 15,     ENDED JANUARY 27,   ENDED DECEMBER 15,    ENDED JANUARY 27,
                                                    1999                  1999                 1999                 1999
                                             ------------------     -----------------   ------------------    -----------------
Net Sales:
   Retail                                       $ 10,971,709          $ 5,350,991          $ 21,434,847          $ 10,619,613
   Wholesale and other                             6,106,783              768,084            10,741,352             1,442,714
   Franchise revenue                               2,054,512              100,000             3,229,330               200,000
                                                ------------          -----------          ------------          ------------
     Total                                        19,133,004            6,219,075            35,405,529            12,262,327
                                                ------------          -----------          ------------          ------------

Cost and Expenses:
   Cost of sales and related occupancy
    costs                                          9,635,694            2,841,693            17,597,084             5,560,129
   Store operating expenses                        5,669,426            2,191,131            10,621,777             4,378,736
   Other operating expenses                          212,101              173,228               674,261               338,823
   Depreciation and amortization                     832,197              506,915             1,639,076               997,446
   General and administrative expenses             1,897,111              922,875             4,148,939             1,925,431
                                                ------------          -----------          ------------          ------------
     Total                                        18,246,529            6,635,842            34,681,137            13,200,565
                                                ------------          -----------          ------------          ------------

Operating income (loss)                              886,475             (416,767)              724,392              (938,238)

Interest expense                                    (327,265)             (92,650)             (614,154)             (187,290)

Interest and other income                             50,153               62,831               116,834                70,111
                                                ------------          -----------          ------------          ------------

Income (loss) before income tax                      609,363             (446,586)              227,072            (1,055,417)
provision

Income tax provision                                  10,335                   --                17,535                    --
                                                ------------          -----------          ------------          ------------

Net income (loss)                               $    599,028          $  (446,586)         $    209,537          $ (1,055,417)
                                                ============          ===========          ============          ============

   Basic net income (loss) per share:           $       0.05          $     (0.08)         $       0.02          $      (0.18)
                                                ============          ===========          ============          ============

   Diluted net income (loss) per share:
                                                $       0.05          $     (0.08)         $       0.02          $      (0.18)
                                                ============          ===========          ============          ============

Weighted average shares outstanding:

       Basic                                      12,615,601            5,934,287            12,319,034             5,934,287

       Diluted                                    13,266,565            5,934,287            13,052,131             5,934,287


See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          TWENTY-FOUR WEEKS     TWENTY-SIX WEEKS
                                                          ENDED DECEMBER 15,    ENDED JANUARY 27,
                                                                1999                  1999
                                                          ------------------    -----------------
Cash flows from operating activities:
   Net income (loss)                                         $    209,537          $(1,055,417)
   Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
     Depreciation and amortization                              1,870,088              997,446
     Changes in assets and liabilities:
       Accounts receivable                                     (3,085,858)             (31,511)
       Inventories                                               (115,132)             (15,503)
       Prepaid expenses                                           (92,260)              46,641
       Income taxes receivable                                         --                1,677
       Other assets                                               (91,502)               4,339
       Accounts payable                                         2,817,274              462,360
       Accrued compensation                                        62,374               52,965
       Accrued expenses and reserve for store
        closings and restructuring costs                         (637,452)             (14,157)
       Deferred rent                                               11,927               28,122
                                                             ------------          -----------
Net cash provided by operating activities                         948,996              476,962
                                                             ------------          -----------

Cash flows from investing activities:
     Capital expenditures for property and equipment             (859,302)            (860,534)
     Cash paid for acquisition, net                           (22,937,362)
     Decrease in reserve for disposal of stores                  (273,099)             148,785
                                                             ------------          -----------
Net cash used in investing activities                         (24,069,763)            (711,749)
                                                             ------------          -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                    25,350,799              479,236
     Proceeds from the issuance of note payable,
      net of fees paid                                         11,603,181                   --
     Repayment of long-term debt                               (7,808,357)                  --
     Repayment of capital lease obligations                      (290,509)             (45,213)
                                                             ------------          -----------

Net cash provided by financing activities                      28,855,114              434,023
                                                             ------------          -----------
Net increase in cash                                            5,734,347              199,236
Cash at beginning of period                                       552,124            1,001,625
                                                             ------------          -----------
Cash at end of period                                        $  6,286,471          $ 1,200,861
                                                             ============          ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                $    325,300          $   149,670
                                                             ============          ===========
     Income taxes                                            $     21,141          $        --
                                                             ============          ===========

Non-cash transactions:
Issuance of common stock to acquire Coffee People            $  8,415,000          $        --
                                                             ============          ===========


See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 15, 1999
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X. Information relating to the periods ending prior to July 7, 1999 included in this report relates to the historical operations of Diedrich Coffee, Inc. and, except as otherwise indicated, does not reflect the operations of Coffee People, Inc. ("Coffee People"), which the Company acquired on July 7, 1999. These statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 27, 1999 and the Company's transition report on Form 10-Q for the transition period January 28, 1999 to June 30, 1999.

         In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

         Change in Fiscal Year

         In an effort to align its fiscal year with that of Coffee People, the Company changed its year-end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. Accordingly, the condensed statements of operations and cash flows for the twelve and twenty-four weeks ended December 15, 1999 are not necessarily comparable to the accompanying thirteen and twenty-six weeks ended January 27, 1999.

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

         The Company, in recording the fair value of assets acquired and liabilities assumed, has made certain estimates. These estimates consist primarily of (i) recording property and equipment at estimated fair value and
(ii) providing for contractual lease obligations on negative operating cash flows on certain underperforming stores. The acquisition has been accounted for as a purchase and the resulting estimated costs in excess of net assets acquired in the amount of $31,181,704 are being amortized using the straight-line method over a 40 year period. The allocation of purchase price to the fair value of assets acquired and liabilities assumed is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make a definitive allocation. Although the purchase price allocation is preliminary, management is unaware of any significant changes necessary to arrive at a final allocation.

         The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of Coffee People are summarized in the following table.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 15, 1999

                                   (UNAUDITED)


2.       ACQUISITION OF COFFEE PEOPLE, INC.  (CONTINUED)

Fair value of tangible assets acquired         $ 15,774,761
Costs in excess of net assets acquired           31,181,704
Liabilities assumed at fair value               (15,604,103)
Common stock issued                              (8,415,000)
                                               ------------
     Net cash paid for acquisition               22,937,362
Cash acquired in acquisition                      1,780,578
                                               ------------
     Cash paid for acquisition                 $ 24,717,940
                                               ============

         In conjunction with the transaction, the Company acquired 29 company-owned Gloria Jean's stores, of which 25 are intended to be closed or disposed of by June 30, 2000. Under the provisions of Emerging Issues Task Force 87-11 Allocation of Purchase Price to Assets to Be Sold, the Company has excluded the operating results of the 25 stores from the condensed consolidated statement of operations for the twelve and twenty-four weeks ended December 15, 1999. Additionally, the Company established a reserve of $1.6 million for the estimated net cash holding costs of these stores until the estimated date of closure or disposal.

         The total revenues excluded from the Company's condensed consolidated statement of operations for the twelve and twenty-four weeks ended December 15, 1999 totaled $1.0 and $2.5 million, respectively, and the related net losses totaled $35,000 and $273,000, respectively. Such net losses have been charged against the reserve for disposal of stores.

         The following table presents selected unaudited pro forma results of operations for the Company, assuming the Coffee People acquisition had occurred on July 1, 1998. The unaudited pro forma results of operations do not include the operating results of the 25 Gloria Jean's Company-owned stores to be closed or disposed of. The pro forma results of operations are not indicative of the results of operations of the combined companies that would have occurred had the acquisition occurred on July 1, 1998, nor are they indicative of future operating results.

                                                              THIRTEEN WEEKS          TWENTY-SIX WEEKS
                                                            ENDED JANUARY, 27         ENDED JANUARY 27,
                                                                   1999                     1999
                                                            -----------------         -----------------
      Total revenues                                           $19,571,327               $36,750,784
      Net income (loss)                                        $    15,736               $(1,194,177)
      Net income (loss) per share - basic &
       diluted                                                 $      0.00               $     (0.10)
      Weighted average shares outstanding - basic
       & diluted                                                12,364,287                12,364,287

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 15, 1999
                                   (UNAUDITED)

3.       INVENTORIES

         Inventories consist of the following:

                                                    DECEMBER 15, 1999    JUNE 30, 1999
                                                    -----------------    -------------
              Green coffee (raw materials)              $1,325,454         $  574,745
              Roasted coffee (finished goods)              958,873            157,115
              Accessory and specialty items              1,532,524            258,889
              Other food, beverage and supplies          1,274,007            441,500
                                                        ----------         ----------
                                                        $5,090,858         $1,432,249
                                                        ==========         ==========

4.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                           DECEMBER 15, 1999    JUNE 30, 1999
                                                           -----------------    -------------
         NUVRTY, INC.
         Note payable bearing interest at prime rate
         plus 3 1/2%, interest payable monthly
         Note was secured by the assets of the
         Company.  Paid in full July 7, 1999.                $        --         $1,000,000

         GRANDVIEW TRUST
         Note payable bearing interest at prime rate
         plus 3 1/2%, interest payable monthly
         Note was secured by the assets of the
         Company.  Paid in full July 7, 1999.                         --            750,000

         OCEAN TRUST
         Note payable bearing interest at prime rate
         plus 3 1/2%, interest payable monthly
         Note was secured by the assets of the
         Company.  Paid in full July 7, 1999.                         --            750,000

         BANCBOSTON, N.A
         Note payable bearing interest at a rate of
         9.03% as of December 15, 1999 and payable
         in quarterly installments of $666,667,
         commencing December 31, 1999. Due March 31,
         2004. Note is secured by the assets of the
         Company and its subsidiaries' stock.                 11,333,334                 --
                                                             -----------         ----------

         Less: Current installments                            2,000,000                 --
                                                             -----------         ----------
         Long-term debt, excluding current
         installments                                        $ 9,333,334         $2,500,000
                                                             ===========         ==========

         On July 7, 1999, the Company entered into a credit agreement with BankBoston, N.A. that is secured by pledges of all of the Company's assets and its subsidiaries' stock and provides for a $12 million term loan and a $3 million revolving credit facility. The Company used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The term loan is payable in quarterly installments of $666,667. The Company intends to use the proceeds from the revolving credit facility to finance additional and remodel existing company-owned retail locations and for general corporate purposes. The Company has not presently drawn down the revolving credit facility. Amounts outstanding under the credit agreement bear interest, at the Company's option, at BankBoston's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 15, 1999
                                   (UNAUDITED)

5.       STOCKHOLDERS' EQUITY

         On July 7, 1999, the Company completed a secondary offering of 4,930,000 shares (including an over-allotment option). All of the shares of common stock were sold on behalf of the Company, of which 330,000 shares of common stock were sold pursuant to the exercise of the underwriters' over-allotment option. The net proceeds of the offering to the Company, after deducting approximately $4.1 million in underwriters' commissions and related expenses, were approximately $25.4 million.

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The other total assets consist of corporate cash, costs in excess of net assets acquired and corporate property, plant and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, amortization expense and interest expense.

                                           RETAIL        WHOLESALE     FRANCHISE
                                         OPERATIONS      OPERATIONS    OPERATIONS      OTHER             TOTAL
                                        ------------     ----------    ----------    ----------       -----------
Twelve Weeks Ended December 15, 1999

Net sales                               $ 10,971,709     $6,106,783    $2,054,512    $         --     $19,133,004
Interest expense                                  --             --            --         327,265         327,265
Depreciation & amortization                  497,344         33,716            --         301,137         832,197
Segment profit (loss) before tax            (127,729)     1,266,965     1,168,586      (1,698,459)        609,363
Total assets as of December 15, 1999    $  6,256,817     $3,939,337    $5,095,440    $ 50,586,108     $65,877,702

                                           RETAIL        WHOLESALE     FRANCHISE
                                         OPERATIONS      OPERATIONS    OPERATIONS      OTHER             TOTAL
                                        ------------     ----------    ----------    ----------       -----------
Twenty-Four Weeks Ended
 December 15, 1999

Net sales                               $21,434,847    $10,741,352    $3,229,330    $         --     $35,405,529
Interest expense                                 --             --            --         614,154         614,154
Depreciation & amortization                 983,806         67,432            --         587,838       1,639,076
Segment profit (loss) before tax            246,519      2,268,674     1,860,818      (4,148,939)        227,072
Total assets as of December 15, 1999    $ 6,256,817    $ 3,939,337    $5,095,440    $ 50,586,108     $65,877,702

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 15, 1999
                                   (UNAUDITED)


6.       SEGMENT AND RELATED INFORMATION (CONTINUED)

                                      RETAIL      WHOLESALE      FRANCHISE
                                    OPERATIONS    OPERATIONS     OPERATIONS     OTHER            TOTAL
                                    ----------    -----------    ----------   ---------       ------------
Thirteen Weeks Ended
 January 27, 1999

Net sales                           $5,350,991    $   768,084     $100,000    $        --     $  6,219,075
Interest expense                            --             --           --         92,650           92,650
Depreciation & amortization            362,984         30,744           --        113,187          506,915
Segment profit (loss) before tax       383,632        (41,577)      48,320       (836,961)        (446,586)
Total assets as of June 30, 1999    $6,276,410    $ 1,579,591     $ 10,015    $ 3,916,424     $ 11,782,440

                                      RETAIL       WHOLESALE      FRANCHISE
                                    OPERATIONS     OPERATIONS     OPERATIONS     OTHER            TOTAL
                                    -----------    -----------    ----------   ---------       ------------
Twenty-Six Weeks ended
 January 27, 1999

Net sales                           $10,619,613    $ 1,442,714     $200,000    $        --     $ 12,262,327
Interest expense                             --             --           --        187,290          187,290
Depreciation & amortization             713,686         65,106           --        218,654          997,446
Segment profit (loss) before tax        817,882       (142,803)      96,639     (1,827,135)      (1,055,417)
Total assets as of June 30, 1999    $ 6,276,410    $ 1,579,591     $ 10,015    $ 3,916,424     $ 11,782,440

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

   GENERAL

         The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. Following our acquisition of Coffee People on July 7, 1999, we became the second largest specialty coffee retailer in the United States with annual systemwide sales of more than $150 million. We currently own, operate, or franchise 360 retail locations in 38 states and 9 foreign countries. Our primary brands are Diedrich Coffee coffeehouses and Gloria Jean's, the nation's largest chain of mall coffee stores. We sell specialty brewed coffee and espresso-based beverages such as cappuccinos, lattes, mochas and espressos and various blended drinks through these company-owned and franchised retail locations. To complement beverage sales, we also sell light food items, whole bean coffee and accessories at our retail locations. In addition, we have a strong wholesale division that markets its products directly to independent and chain food service establishments, as well as to businesses for office coffee systems through brokers and sales representatives. We also sell our products directly to customers through mail orders and our website.

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

         On July 7, 1999, we entered into a credit agreement with BankBoston, N.A. that is secured by pledges of all of our assets and our subsidiaries' stock and provides for a $12 million term loan and a $3 million revolving credit facility, payable in quarterly installments with final maturity in July 2004. We used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People and our public equity offering. When we draw down the revolving credit facility, we intend to use the proceeds to finance additional and remodel existing company-owned retail locations and for general corporate purposes. Amounts outstanding under the credit agreement bear interest, at our option, at BankBoston's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%

         Franchise Area Development Agreements. Management's franchise area development goal is to enter into franchise area development agreements covering most major U. S. markets. Presently, we have entered into seven franchise area development agreements calling for the development of up to 334 Diedrich coffeehouses, as well as carts and kiosks, over the next 5 to 7 years. In addition, two of these agreements contain options to develop an additional 143 coffeehouses.

         To date, during this fiscal year, we have entered into three additional area development agreements and terminated one area development agreement. The terminated area development agreement covered the states of Kentucky and Tennessee. On August 23, 1999, we announced a franchise area development agreement which calls for the development of 50 coffeehouses in Wyoming, Montana and Colorado. On October 19, 1999 we announced a franchise area development agreement which provides for the development of 50 coffeehouses in various counties in Southern California including Kern, San Luis Obispo, Ventura and Santa Barbara as well as portions of Los Angeles, San Bernardino, Riverside and Orange. On January 20, 2000, we announced a franchise area development agreement which calls for the development of 50 coffeehouses in Connecticut, Western Massachusetts and upstate New York. We are currently in various stages of discussion and negotiations with several additional potential area developers.

         On November 2, 1999, we announced that our Gloria Jean's Coffees Division signed a franchise area development agreement which provides for the development of 30 Gloria Jean's brand stores in South East Asian countries including Malaysia, Singapore and Brunei.

         Year 2000. The year 2000 problem was the result of computer programs being written using two digits rather than four to define the applicable year. Miscalculations or system failures could have occurred to any of our programs on or after January 1, 2000 that had time-sensitive software if they had recognized dates using "00" as the year 1900 rather than the year 2000. Based on our review of our business since January 1, 2000, we have not experienced any material effects of the year 2000 problem. Although we have not been informed of any material risks associated with the year 2000 problem from third parties, there can be no assurance that they may not impact our business in the future. We are continuously monitoring our business applications and having continuous communication with significant suppliers and key business partners to resolve any year 2000 problems that may arise in the future.

         Seasonality and Quarterly Results. Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net revenues have not been realized proportionately in each quarter, with net revenues being the highest during the December holiday season. Hot weather tends to reduce revenues. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, our Annual Report on Form 10-K and our Transition Report on Form 10-Q, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

RESULTS OF OPERATIONS

         Coffee People Acquisition. On July 7, 1999, we acquired Coffee People in a transaction that was accounted for using the purchase method of accounting; and accordingly, the assets acquired and liabilities assumed were recorded as of their fair values on that date. The results of operations for the periods ended December 15, 1999 and January 27, 1999 differ significantly because of the acquisition of Coffee People in July 1999. The resulting estimated costs in excess of net assets of the business acquired in the amount of $31,181,704 are being amortized using the straight-line method over a 40 year period.

         Change in Fiscal Year. In an effort to align our fiscal year with that of Coffee People which we acquired on July 7, 1999, we changed our year end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. Accordingly, the condensed consolidated financial statements for the twelve and twenty-four weeks ended December 15, 1999 are not necessarily comparable to the accompanying thirteen and twenty-six weeks ended January 27, 1999.

Twelve and Twenty-Four Weeks Ended December 15, 1999 Compared with the Thirteen and Twenty-Six Weeks Ended January 27, 1999

         Total revenues. Total revenues for the twelve weeks ended December 15, 1999 increased 208.0% to $19,133,000 from $6,219,000 for the thirteen weeks ended January 27, 1999. Total revenues for the twenty-four weeks ended December 15, 1999 increased 189% to $35,406,000 from $12,262,000 for the twenty-six weeks ended January 27, 1999. These increases were principally due to the acquisition of Coffee People and also due to an increase in comparable store sales for the Diedrich Coffee coffeehouses and the Gloria Jean's coffee stores. During this most recent quarter, we derived 57.4% of total revenues from our retail coffeehouse operations. Wholesale and mail order revenue accounted for 31.9% of total revenues and franchise revenues counted for 10.7% of total revenues.

         Retail revenues for the twelve weeks ended December 15, 1999 increased 105.0% to $10,972,000 from $5,351,000 for the thirteen weeks January 27, 1999.
This increase was primarily a result of the acquisition of Coffee People and also due to an increase in comparable store sales for the Diedrich Coffee coffeehouses and the Gloria Jean's coffee stores. As of December 15, 1999, we operated 99 retail locations; whereas on January 27, 1999, we operated 43 retail locations. The percentage increase (decrease) in system-wide comparable store sales was 5.4% for the Diedrich Coffee coffeehouses, 8.9% for the Gloria Jean's coffee stores, (0.4)% for the Coffee People concept, and (2.3)% for the Coffee Plantation concept during the twelve weeks ended December 15, 1999.

         Retail revenues for the twenty-four weeks ended December 15, 1999 increased 102% to $21,435,000 from $10,620,000 for the twenty-six weeks ended January 27, 1999, principally due to the acquisition of Coffee People and also due to an increase in comparable store sales for the Diedrich Coffee coffeehouses and the Gloria Jean's coffee stores. The percentage increase (decrease) in system-wide comparable store sales was 5.8% for the Diedrich Coffee coffeehouses, 6.9 % for the Gloria Jean's coffee stores, 0.4% for the Coffee People concept, and (0.3)% for the Coffee Plantation concept during the twenty-four weeks ended December 15, 1999.

         Wholesale and other revenues increased 695.0% to $6,107,000 in the twelve weeks ended December 15, 1999 from $768,000 for the thirteen weeks ended January 27, 1999. Wholesale and other revenues increased 644.0% to $10,741,000 in the twenty-four weeks ended December 15, 1999 from $1,443,000 for the twenty-six weeks ended January 27, 1999. These increases reflect the addition of the Gloria Jean's franchisee operations, which purchase roasted coffee from Diedrich Coffee.

         Franchise revenue increased to $2,055,000 for the twelve weeks ended December 15, 1999, from $100,000 for the thirteen weeks ended January 27, 1999. Franchise revenue increased to $3,229,000 for the twenty-four weeks ended December 15, 1999, from $200,000 for the twenty-six weeks ended January 27, 1999. Franchise revenue consists of initial franchise fees and royalties received on sales made at each franchise location. As of December 15, 1999, we had 2 franchised neighborhood coffeehouses and 260 franchised mall coffee stores. The increase in franchise revenue is principally due to the franchised coffee stores obtained from our acquisition of Coffee People.

         Cost of Sales and Related Occupancy Costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the twelve weeks ended

December 15, 1999 increased to $9,636,000 from $2,842,000 for the thirteen weeks ended January 27, 1999. As a percentage of total revenue, cost of sales and related occupancy costs increased to 50.4% in the twelve weeks ended December 15, 1999 from 45.7% for the thirteen weeks ended January 27, 1999. Cost of sales and related occupancy costs for the twenty-four weeks ended December 15, 1999 increased to $17,597,000 from $5,560,000 for the twenty-six weeks ended January 27, 1999. As a percentage of total revenue, cost of sales and related occupancy costs increased to 49.7% in the twenty-four weeks ended December 15, 1999 from 45.3% for the twenty-six weeks ended January 27, 1999. These increases are primarily related to the smaller margins received on coffee and products sold to franchisees than those sold to wholesale accounts.

         Store Operating Expenses. Store operating expenses increased to $5,669,000 for the twelve weeks ended December 15, 1999 from $2,191,000 for the thirteen weeks ended January 27, 1999. As a percentage of retail and franchise revenues, store operating expenses increased to 43.5% in the twelve weeks ended December 15, 1999 from 40.2% in the thirteen weeks ended January 27, 1999. For the twenty-four weeks ended December 15, 1999, store operating expenses increased to $10,622,000 from $4,379,000 for the twenty-six weeks ended January 27, 1999. As a percentage of retail and franchise revenues, store operating expenses increased to 43.1% in the twenty-four weeks ended December 15, 1999 from 40.5% in the twenty-six weeks ended January 27, 1999. These increases can be attributed to an increase in labor expenses due to additional staff training at the store level as well as the addition of the Coffee People Oregon stores. Oregon has a higher minimum wage compared to states in which we were operating during the prior year.

         Other Operating Expenses. Other operating expenses (those associated with wholesale and other revenues) increased to $212,000 for the twelve weeks ended December 15, 1999 from $173,000 for the thirteen weeks ended January 27, 1999. These expenses, as a percentage of the revenues from the wholesale division, decreased to 3.5% from 22.5%. For the twenty-four weeks ended December 15, 1999, other operating expenses, as a percentage of the revenues from the wholesale division, decreased to 6.3% from 23.5% for the twenty-six weeks ended January 27, 1999. These decreases can be primarily attributed to a larger revenue base with the addition of the Gloria Jean's franchisees.

         Depreciation and Amortization. Depreciation and amortization increased to $832,000 for the twelve weeks ended December 15, 1999 from $507,000 for the thirteen weeks ended January 27, 1999. As a percentage of total revenue, depreciation and amortization decreased to 4.3% in comparison to 8.2% for the thirteen weeks ended January 27, 1999. Depreciation and amortization increased to $1,639,000 for the twenty-four weeks ended December 15, 1999 from $997,000 for the twenty-six weeks ended January 27, 1999. As a percentage of total revenue, depreciation and amortization decreased to 4.6% for the twenty-four weeks ended December 15, 1999 in comparison to 8.1% for the twenty-six weeks ended January 27, 1999.

         General and Administrative Expenses. General and administrative expenses increased to $1,897,000 for the twelve weeks ended December 15, 1999 from $923,000 for the thirteen weeks ended January 27, 1999. As a percentage of total revenue, general and administrative expenses decreased to 9.9% from 14.8%. As a percentage of net revenues, general and administrative expenses decreased to 11.7% for the twenty-four weeks ended December 15, 1999 from 15.7% for the twenty-six weeks ended January 27, 1999. These decreases in general and administrative expenses as a percentage of total revenue were primarily a result of cost savings incurred with the acquisition due to the result of the elimination of management personnel who were not essential to our growth strategy.

         Interest Expense. Interest expense increased to $327,000 for the twelve weeks ended December 15, 1999 from $93,000 for the thirteen weeks ended January 27, 1999. For the twenty-four weeks ended December 15, 1999, interest expense increased to $614,000 from $187,000 for the twenty-six weeks ended January 15, 1999. These increases are a result of the $12 million term loan, which funded on July 7, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital requirements in recent years principally through public and private placements of our common stock and long-term debt. We had working capital of $267,000 as of December 15, 1999 compared to working capital deficit of $2,439,000 as of June 30, 1999. Cash provided by operating activities for the twenty-four weeks ended December 15, 1999 totaled $949,000 as compared to $477,000 for the twenty-six weeks ended January 27, 1999.

         Net cash used in investing activities for the twenty-four weeks ended December 15, 1999 totaled $24,070,000 which was primarily used for the acquisition of Coffee People. Net cash provided by financing activities for the twenty-four weeks ended December 15, 1999 totaled $28,855,000 which consisted of proceeds from the issuance of common stock and long-term debt, reduced by the $8,099,000 repayment of long-term debt and capital lease obligations.

         As of December 15, 1999, we had $11.3 million of long-term debt, including current installments, that consisted of a term loan with BankBoston, N.A. that is secured by pledges of all of our assets and subsidiaries' stock and was bearing interest at a rate of 9.03%. The credit agreement with BankBoston, N.A. also provides for a $3 million revolving credit facility, which we have not presently drawn down. The term loan and the revolving credit facility both require quarterly payments and have a final maturity in July 2004. The Company used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The Company intends to use the remaining proceeds from the revolving credit facility to finance additional and remodel existing company-owned retail locations and for general corporate purposes. Amounts outstanding under the credit agreement bear interest, at the Company's option, at BankBoston's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.00%. Diedrich Coffee may change the interest rate from the BankBoston base rate to the adjusted Eurodollar rate at any time with 3 day's notice and from the adjusted Eurodollar rate to the BankBoston base rate at the end of each calendar quarter.

         We believe that the credit facility described above will be sufficient to satisfy our working capital needs at the anticipated operating levels for the next twelve months.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

         Derivative Instruments. We did not invest in market risk sensitive instruments in fiscal 1999, the transition period ended June 30, 1999 nor in the twenty-four weeks ended December 15, 1999. From time to time, however, we enter into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At December 15, 1999 these commitments totaled $3,818,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We do not use commodity based financial instruments to hedge coffee or any other commodity, as we believe there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of our products.

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

         Market Risk. Our market risk exposure with regard to financial instruments outstanding as of December 15, 1999 was to changes in an adjusted Eurodollar rate. We borrowed $12 million on July 7, 1999 in connection with our acquisition of Coffee People, which bears interest at our option, at BankBoston's base rate plus 1.25%, or an adjusted Eurodollar rate plus 3.0%. Diedrich Coffee may convert the interest rate from the BankBoston base rate to the adjusted Eurodollar rate at anytime with 3 day's notice. We may convert the interest rate from the adjusted Eurodollar rate to the BankBoston base rate at the end of each calendar quarter. The $12 million outstanding under the term loan was bearing interest at the BankBoston base rate plus 1.25% from July 7, 1999 to July 10, 1999 at which time the interest was converted to the adjusted Eurodollar rate plus 3.0% for the remainder of the twenty-four week period ending December 15, 1999. At December 15, 1999, the adjusted Eurodollar rate was 6.03%. At December 15, 1999, a hypothetical 100 basis point increase in the rate would result in additional interest expense of $113,333 on an annualized basis. The additional interest expense is based upon the outstanding balance of our long-term debt, and assumes no change in the volume or composition of debt at December 15, 1999. The credit agreement also provides for a $3 million line of credit which also bears interest at our option, at BankBoston's base rate plus 1.25%, or an adjusted Eurodollar rate plus 3.00%.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the twenty-four week period ending December 15, 1999, no material developments occurred in any material pending legal proceedings. A discussion of our material pending legal proceedings appears in our registration statement on Form S-1 (Reg. No. 333-78083) under the heading "Business - Legal Proceedings."

                            ITEM 5. OTHER INFORMATION

         Minimum Advance Notice of Stockholder Proposals. Diedrich Coffee stockholders are advised that we must be notified by April 25, 2000, which is 45 days prior to the month and day of mailing last year's proxy statement, of any proposal or solicitation that any stockholder intends to present at the next annual meeting of stockholders and which the stockholder has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

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

         10.1           Form of Indemnification Agreement(1)

         10.2           Amended and Restated Diedrich Coffee 1996 Stock
                        Incentive Plan(4)

         10.3           Diedrich Coffee 1996 Non-Employee Directors Stock Option
                        Plan(1)

         10.4 Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee
                        Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(1)

         10.5           Separation agreement dated May 13, 1997 between Steven
                        A. Lupinacci and Diedrich Coffee, Inc.(5)

         10.6           Letter agreement by and between the Company and John E.
                        Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997(6)

         10.7 Stock Option Plan and Agreement by and between the company and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of the Common
                        Stock of the Company, dated as of November 17, 1997(6)

         10.8 Common Stock Purchase Agreement by and between the company and John E. Martin under which Mr. Martin agrees to purchase 333,333 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

         10.9 Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief Executive
                        Officer, dated as of November 17, 1997(6)

         10.10 Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

         10.11          Common Stock Purchase Agreement by and between the
                        Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

         10.12 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(7)

         10.13          Form of Term Loan Agreement made in favor of Nuvrty,
                        Inc., the Ocean Trust and the Grandview Trust(7)

         10.14 Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(7)

         10.15 Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(7)

         10.16 Form of Intercreditor Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(7)

         10.17          Form of Common Stock and Option Purchase Agreement with
                        Franchise Mortgage Acceptance Company dated as of April
                        3, 1998(8)

         10.18          Separation and Release Agreement dated January 28, 1998
                        with Kerry W. Coin(8)

         10.19          Employment Agreement with Ann Wride dated April 8,
                        1998(9)

         10.20          Employment Agreement with Dolf Berle dated April 8,
                        1998(10)

         10.21          Employment Agreement with Catherine Saar dated June 11,
                        1998(10)

         10.22          Form of Franchise Agreement(11)

         10.23          Form of Area Development Agreement(11)

         10.24          Employment Agreement with Martin R. Diedrich dated June
                        29, 1998(3)

         10.25 Credit Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

         10.26 Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

         10.27 Securities Pledge Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

         10.28 Trademark Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

         10.29          Form of Term Note made in favor of BankBoston, N.A.(12)

         10.30 Form of Revolving Note made in favor of BankBoston, N.A.(12)

         11             Statement Re: Computation of Per Share Earnings*

         27             Financial Data Schedule*


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

         (4) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

         (5) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended April 30, 1997, filed with the Securities and Exchange Commission on June 13, 1997.

         (6) Previously filed as an exhibit to Diedrich Coffee's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1997.

         (7) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

         (8) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K for the fiscal year ended January 28, 1998.

         (9) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended January 27, 1999, filed with the Securities and Exchange Commission on June 11, 1998.

         (10) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended July 29, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

         (11) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended January 27, 1999, filed with the Securities and Exchange Commission on December 11, 1998.

         (12) Incorporated by reference to Diedrich Coffee's Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 28, 2000         DIEDRICH COFFEE, INC.



                                /s/ Timothy J. Ryan
                                    --------------------------------------------
                                    Timothy J. Ryan,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                /s/ Ann Wride
                                    --------------------------------------------
                                    Ann Wride
                                    Vice President and Chief Financial Officer
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

         10.1           Form of Indemnification Agreement(1)

         10.2           Amended and Restated Diedrich Coffee 1996 Stock
                        Incentive Plan(4)

         10.3           Diedrich Coffee 1996 Non-Employee Directors Stock Option
                        Plan(1)

         10.4 Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee
                        Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(1)

         10.5           Separation agreement dated May 13, 1997 between Steven
                        A. Lupinacci and Diedrich Coffee, Inc.(5)

         10.6           Letter agreement by and between the Company and John E.
                        Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997(6)

         10.7 Stock Option Plan and Agreement by and between the company and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of the Common
                        Stock of the Company, dated as of November 17, 1997(6)

         10.8 Common Stock Purchase Agreement by and between the company and John E. Martin under which Mr. Martin agrees to purchase 333,333 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

         10.9 Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief Executive
                        Officer, dated as of November 17, 1997(6)

         10.10 Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

         10.11          Common Stock Purchase Agreement by and between the
                        Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

         10.12 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(7)

         10.13          Form of Term Loan Agreement made in favor of Nuvrty,
                        Inc., the Ocean Trust and the Grandview Trust(7)

         10.14 Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(7)

         10.15 Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(7)

         10.16 Form of Intercreditor Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(7)

         10.17          Form of Common Stock and Option Purchase Agreement with
                        Franchise Mortgage Acceptance Company dated as of April
                        3, 1998(8)

         10.18          Separation and Release Agreement dated January 28, 1998
                        with Kerry W. Coin(8)

         10.19          Employment Agreement with Ann Wride dated April 8,
                        1998(9)

         10.20          Employment Agreement with Dolf Berle dated April 8,
                        1998(10)

         10.21          Employment Agreement with Catherine Saar dated June 11,
                        1998(10)

         10.22          Form of Franchise Agreement(11)

         10.23          Form of Area Development Agreement(11)

         10.24          Employment Agreement with Martin R. Diedrich dated June
                        29, 1998(3)

         10.25 Credit Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

         10.26 Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

         10.27 Securities Pledge Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

         10.28 Trademark Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

         10.29          Form of Term Note made in favor of BankBoston, N.A.(12)

         10.30 Form of Revolving Note made in favor of BankBoston, N.A.(12)

         11             Statement Re: Computation of Per Share Earnings*

         27             Financial Data Schedule*


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

         (4) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

         (5) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended April 30, 1997, filed with the Securities and Exchange Commission on June 13, 1997.

         (6) Previously filed as an exhibit to Diedrich Coffee's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1997.

         (7) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

         (8) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K for the fiscal year ended January 28, 1998.

         (9) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended January 27, 1999, filed with the Securities and Exchange Commission on June 11, 1998.

         (10) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended July 29, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

         (11) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended January 27, 1999, filed with the Securities and Exchange Commission on December 11, 1998.

         (12) Incorporated by reference to Diedrich Coffee's Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.