Form 10-Q
period 2000-03-08
DIEDRICH COFFEE INC
filed 2000-04-21
CIK 947661

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

                  For the quarterly period ended March 8, 2000

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of April 21, 2000, there were 12,616,871 shares of common stock of the registrant outstanding.

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                       MARCH 8, 2000        JUNE 30, 1999
                                                                       -------------        -------------
ASSETS (NOTE 4)

Current Assets:
   Cash                                                                $  4,068,678         $    552,124
   Accounts receivable                                                    3,247,269              335,903
   Note receivable                                                          100,000              100,000
   Inventories (Note 3)                                                   4,712,965            1,432,249
   Prepaid expenses                                                         842,871              153,113
   Income taxes receivable                                                   16,233               17,686
                                                                       ------------         ------------
     Total current assets                                                12,988,016            2,591,075

Property and equipment, net                                              16,566,839            7,504,439
Costs in excess of net assets acquired, net                              31,331,974              317,741
Note receivable - long-term                                                  40,000               40,000
Other assets                                                                829,211            1,329,185
                                                                       ------------         ------------
     Total assets                                                      $ 61,756,040         $ 11,782,440
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current installments of obligations under capital lease             $    247,541         $    169,488
   Current installments of long-term debt and note payable                2,666,664            1,000,000
   Accounts payable                                                       3,081,295            1,978,325
   Accrued compensation                                                   1,882,547              900,565
   Accrued expenses                                                       4,952,777              886,903
   Reserve for disposal of stores (Note 2)                                  981,691                   --
   Reserve for store closings and restructuring costs                         7,850               95,195
                                                                       ------------         ------------
     Total current liabilities                                           13,820,365            5,030,476

Obligations under capital lease, excluding current installments             997,897              239,049
Long-term debt, excluding current installments (Note 4)                   8,666,670            2,500,000
Deferred rent                                                               436,942              233,548
                                                                       ------------         ------------
     Total liabilities                                                   23,921,874            8,003,073
                                                                       ------------         ------------

Stockholders' Equity: (Note 5)
Common stock                                                                126,168               61,736
Additional paid-in capital                                               52,500,897           18,826,473
Accumulated deficit                                                     (14,792,899)         (15,108,842)
                                                                       ------------         ------------
     Total stockholders' equity                                          37,834,166            3,779,367
                                                                       ------------         ------------
Commitments and contingencies
     Total liabilities and stockholders' equity                        $ 61,756,040         $ 11,782,440
                                                                       ============         ============

See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                           THIRTY-NINE
                                              TWELVE WEEKS       THIRTEEN WEEKS      THIRTY-SIX WEEKS          WEEKS
                                             ENDED MARCH 8,      ENDED APRIL 28,      ENDED MARCH 8,      ENDED APRIL 28,
                                                  2000                1999                 2000                1999
                                             --------------      ---------------     ----------------     ---------------
Total Revenues:
   Retail                                     $ 11,235,027         $ 5,189,865         $ 32,669,874         $ 15,809,478
   Wholesale and other                           3,442,949             858,408           14,184,301            2,301,122
   Franchise revenue                             2,067,279              50,030            5,296,609              250,030
                                              ------------         -----------         ------------         ------------
     Total                                      16,745,255           6,098,303           52,150,784           18,360,630
                                              ------------         -----------         ------------         ------------

Cost and Expenses:
   Cost of sales and related occupancy
    costs                                        7,890,189           2,758,104           25,487,273            8,318,233
   Store operating expenses                      5,349,488           2,288,028           15,971,265            6,666,764
   Other operating expenses                        374,724             157,508            1,048,985              496,331
   Depreciation and amortization                   901,014             506,935            2,540,090            1,504,381
   General and administrative expenses           1,918,989             857,267            6,067,928            2,782,698
                                              ------------         -----------         ------------         ------------
     Total                                      16,434,404           6,567,842           51,115,541           19,768,407
                                              ------------         -----------         ------------         ------------

Operating income (loss)                            310,851            (469,539)           1,035,243           (1,407,777)

Interest expense                                  (278,741)            (96,097)            (892,895)            (283,387)

Interest and other income                           47,353                 597              164,187               70,708
                                              ------------         -----------         ------------         ------------

Income (loss) before income tax
 provision                                          79,463            (565,039)             306,535           (1,620,456)

Income tax provision                                    --              (2,800)             (17,535)              (2,800)
                                              ------------         -----------         ------------         ------------

Net income (loss)                             $     79,463         $  (567,839)        $    289,000         $ (1,623,256)
                                              ============         ===========         ============         ============

 Basic & Diluted net income (loss) per
  share:                                      $       0.01         $     (0.09)        $       0.02         $      (0.26)
                                              ============         ===========         ============         ============

Weighted average shares outstanding:

   Basic                                        12,616,871           6,172,512           12,418,313            6,172,512

   Diluted                                      13,026,042           6,172,512           13,043,435            6,172,512


See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THIRTY-SIX WEEKS       THIRTY-NINE WEEKS
                                                                    ENDED MARCH 8, 2000    ENDED APRIL 28, 1999
                                                                    -------------------    --------------------
Cash flows from operating activities:
   Net income (loss)                                                    $    289,000           $(1,623,256)
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation and amortization                                         2,540,090             1,504,381
     Changes in assets and liabilities:
       Accounts receivable                                                  (732,853)              (63,770)
       Inventories                                                            99,738              (153,496)
       Prepaid expenses                                                     (194,719)             (292,062)
       Income taxes receivable                                                    --                 1,677
       Other assets                                                          (55,946)               (9,583)
       Note Receivable - long-term                                                --               (40,000)
       Accounts payable                                                      446,913               264,680
       Accrued compensation                                                   46,499              (244,401)
       Accrued expenses and reserve for store closings
         and restructuring costs                                          (2,224,576)              (37,164)
       Deferred rent                                                           3,330                36,436
                                                                        ------------           -----------
Net cash provided by (used in) operating activities                          217,476              (656,558)
                                                                        ------------           -----------

Cash flows from investing activities:
     Capital expenditures for property and equipment                      (1,795,243)           (1,117,462)
     Cash paid for acquisition, net                                      (22,956,607)
     Decrease in reserve for disposal of stores                             (595,025)              148,785
                                                                        ------------           -----------
Net cash used in investing activities                                    (25,346,875)             (968,677)
                                                                        ------------           -----------


Cash flows from financing activities:
     Proceeds from issuance of common stock                               25,350,799               479,236
     Proceeds from the issuance of note payable, net of
       fees paid                                                          11,603,181             1,000,000
     Repayment of long-term debt                                          (7,808,357)                   --
     Repayment of capital lease obligations                                 (499,670)              (69,270)
                                                                        ------------           -----------

Net cash provided by financing activities                                 28,645,953             1,409,966
                                                                        ------------           -----------
Net increase in cash                                                       3,516,554              (215,269)
Cash at beginning of period                                                  552,124             1,001,625
                                                                        ------------           -----------
Cash at end of period                                                   $  4,068,678           $   786,356
                                                                        ============           ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                           $    610,580           $   221,311
                                                                        ============           ===========
     Income taxes                                                       $     21,141           $     2,800
                                                                        ============           ===========

Non-cash transactions:
Issuance of common stock to acquire Coffee People                       $  8,415,000           $        --
                                                                        ============           ===========


See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 8, 2000
                                   (UNAUDITED)



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

         Change in Fiscal Year

         In an effort to align its fiscal year with that of Coffee People, the Company changed its year-end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. Accordingly, the condensed statements of operations and cash flows for the twelve and thirty-six weeks ended March 8, 2000 are not necessarily comparable to the accompanying thirteen and thirty-nine weeks ended April 28, 1999.

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

         The Company, in recording the fair value of assets acquired and liabilities assumed, has made certain estimates. These estimates consist primarily of (i) recording property and equipment at estimated fair value and
(ii) providing for contractual lease obligations on negative operating cash flows on certain underperforming stores. The acquisition has been accounted for as a purchase and the resulting estimated costs in excess of net assets acquired in the amount of $30,658,394 are being amortized using the straight-line method over a 40 year period. The allocation of purchase price to the fair value of assets acquired and liabilities assumed is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make a definitive allocation. Although the purchase price allocation is preliminary, management is unaware of any significant changes necessary to arrive at a final allocation.

         The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of Coffee People are summarized in the following table.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 8, 2000

                                   (UNAUDITED)



2.       ACQUISITION OF COFFEE PEOPLE, INC.  (CONTINUED)


         Fair value of tangible assets acquired          $ 15,442,327
         Costs in excess of net assets acquired            30,658,394
         Liabilities assumed at fair value                (14,729,114)
         Common stock issued                               (8,415,000)
                                                         ------------
              Net cash paid for acquisition                22,956,607
         Cash acquired in acquisition                       1,761,333
                                                         ------------
              Cash paid for acquisition                  $ 24,717,940
                                                         ============

         In conjunction with the transaction, the Company acquired 31 corporate owned Gloria Jean's stores, of which 8 will continue to operate as corporate owned Gloria Jean's stores, 9 have been sold to Gloria Jean's franchisees, 5 have been closed and there are 9 which we intend to close or dispose of by June 28, 2000. Under the provisions of Emerging Issues Task Force 87-11 Allocation of Purchase Price to Assets to Be Sold, the Company has excluded the operating results of the 23 stores from the condensed consolidated statement of operations for the twelve and thirty-six weeks ended March 8, 2000. Additionally, the Company established a reserve of $1.6 million for the estimated net cash holding costs of these stores until the estimated date of closure or disposal.

         The total revenues excluded from the Company's condensed consolidated statement of operations for the twelve and thirty-six weeks ended March 8, 2000 totaled $0.8 million and $2.8 million, respectively, and the related net losses totaled $68,708 and $346,515, respectively. Such net losses have been charged against the reserve for the disposal of stores.

         The following table presents selected unaudited pro forma results of operations for the Company, assuming the Coffee People acquisition had occurred on July 1, 1998. The unaudited pro forma results of operations do not include the operating results of the 23 Gloria Jean's Company-owned stores to be closed or disposed of. The pro forma results of operations are not indicative of the results of operations of the combined companies that would have occurred had the acquisition occurred on July 1, 1998, nor are they indicative of future operating results.

                                                    THIRTEEN WEEKS        THIRTY-NINE WEEKS
                                                    ENDED APRIL 28,        ENDED APRIL 28,
                                                         1999                   1999
                                                    ---------------       -----------------
      Total revenues                                 $ 18,050,506           $ 56,484,800
      Net income (loss)                              $   (258,634)          $ (1,478,306)
      Net income (loss) per share - basic &
        diluted                                      $      (0.02)          $      (0.12)
      Weighted average shares outstanding -
        basic & diluted                                12,602,512             12,602,512

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 8, 2000
                                   (UNAUDITED)

3.       INVENTORIES

         Inventories consist of the following:

                                                             MARCH 8, 2000              JUNE 30, 1999
                                                             -------------              -------------
              Green coffee (raw materials)                     $1,581,974                   $574,745
              Roasted coffee (finished goods)                     724,020                    157,115
              Accessory and specialty items                     1,361,274                    258,889
              Other food, beverage and supplies                 1,045,697                    441,500
                                                               ----------                 ----------
                                                               $4,712,965                 $1,432,249
                                                               ==========                 ==========

4.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                          MARCH 8, 2000       JUNE 30, 1999
                                                          -------------       -------------
      NUVRTY, INC
      Note payable bearing interest at prime rate
      plus 3 1/2%, interest payable monthly
      Note was secured by the assets of the
      Company. Paid in full July 7, 1999                   $        --          $1,000,000

      GRANDVIEW TRUST
      Note payable bearing interest at prime rate
      plus 3 1/2%, interest payable monthly
      Note was secured by the assets of the
      Company. Paid in full July 7, 1999                            --             750,000

      OCEAN TRUST
      Note payable bearing interest at prime rate
      plus 3 1/2%, interest payable monthly
      Note was secured by the assets of the
      Company. Paid in full July 7, 1999                            --             750,000

      BANCBOSTON, N.A
      Note payable bearing interest at a rate of
      9.03% as of March 8, 2000 and payable in
      quarterly installments of $666,667, which
      commenced on December 31, 1999. Due July 6,
      2004. Note is secured by the assets of the
      Company and its subsidiaries' stock                   11,333,334                  --
                                                           -----------          ----------

      Less: Current installments                             2,666,664                  --
                                                           -----------          ----------
      Long-term debt, excluding current
      installments                                         $ 8,666,670          $2,500,000
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

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 8, 2000
                                   (UNAUDITED)

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

                                         RETAIL          WHOLESALE       FRANCHISE
                                       OPERATIONS        OPERATIONS      OPERATIONS         OTHER              TOTAL
                                      ------------       ----------      ----------      -----------        -----------
Twelve Weeks Ended March 8, 2000

Total Revenues                         $11,235,027       $3,442,949      $2,067,279      $        --        $16,745,255
Interest expense                                --               --              --          278,741            278,741
Depreciation & amortization                312,060           37,772              --          551,182            901,014
Segment profit (loss) before tax           (67,938)         290,651       1,775,739       (1,918,989)            79,463
Total assets as of March 8, 2000       $14,473,502       $4,348,751      $1,116,482      $41,817,305        $61,756,040

                                         RETAIL          WHOLESALE       FRANCHISE
                                       OPERATIONS        OPERATIONS      OPERATIONS         OTHER              TOTAL
                                      ------------       ----------      ----------      -----------        -----------
Thirty-Six Weeks Ended March 8, 2000

Total Revenues                         $32,669,874      $14,184,301      $5,296,609      $        --        $52,150,784
Interest expense                                --               --              --          892,895            892,895
Depreciation & amortization              1,295,866          105,204              --        1,139,020          2,540,090
Segment profit (loss) before tax           178,581        2,559,325       3,636,557       (6,067,928)           306,535
Total assets as of March 8, 2000       $14,473,502      $ 4,348,751      $1,116,482      $41,817,305        $61,756,040

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 8, 2000
                                   (UNAUDITED)



6.      SEGMENT AND RELATED INFORMATION (CONTINUED)

                                          RETAIL          WHOLESALE       FRANCHISE
                                        OPERATIONS        OPERATIONS      OPERATIONS          OTHER              TOTAL
                                       ------------       ----------      ----------       -----------        -----------
Thirteen Weeks Ended April 28, 1999

Total Revenues                          $ 5,189,865       $  858,408       $  50,030       $        --        $ 6,098,303
Interest expense                                 --               --              --            96,097             96,097
Depreciation & amortization                 379,057           35,302              --            92,576            506,935
Segment profit (loss) before tax            378,677          (41,577)       (141,725)         (760,414)          (565,039)
Total assets as of June 30, 1999        $ 6,276,410       $1,579,591       $  10,015       $ 3,916,424        $11,782,440

                                          RETAIL          WHOLESALE       FRANCHISE
                                        OPERATIONS        OPERATIONS      OPERATIONS          OTHER              TOTAL
                                       ------------       ----------      ----------       -----------        -----------
Thirty-Nine Weeks ended April 28, 1999

Total Revenues                          $15,809,478       $2,301,122       $ 250,030       $        --        $18,360,630
Interest expense                                 --               --              --           283,387            283,387
Depreciation & amortization               1,092,743          100,408              --           311,230          1,504,381
Segment profit (loss) before tax          1,196,559         (313,394)         83,929        (2,587,550)        (1,620,456)
Total assets as of June 30, 1999        $ 6,276,410       $1,579,591       $  10,015       $ 3,916,424        $11,782,440

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


         Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors and Trends Affecting Diedrich Coffee and Its Business" in our Annual Report on Form 10-K for the fiscal year ended April 28, 1999 and in reports that we file with the Securities and Exchange Commission.

GENERAL

         The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. Following our acquisition of Coffee People on July 7, 1999, we became the second largest specialty coffee retailer in the United States with annual systemwide sales of more than $150 million. We currently own, operate or franchise 362 retail locations in 38 states and 9 foreign countries. Our primary brands are Diedrich Coffee coffeehouses and Gloria Jean's, the nation's largest chain of mall coffee stores. We sell specialty brewed coffee and espresso-based beverages such as cappuccinos, lattes, mochas and espressos and various blended drinks through these company-owned and franchised retail locations. To complement beverage sales, we also sell light food items, whole bean coffee and accessories at our retail locations. In addition, we have a strong wholesale division that markets its products directly to independent and chain food service establishments, as well as to businesses for office coffee systems through brokers and sales representatives. We also sell our products directly to customers through mail orders and our website.

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

         On July 7, 1999, we entered into a credit agreement with BankBoston, N.A. that is secured by pledges of all of our assets and our subsidiaries' stock and provides for a $12 million term loan and a $3 million revolving credit facility, payable in quarterly installments with final maturity in July 2004. We used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People and our public equity offering. When we draw down the revolving credit facility, we intend to use the proceeds to finance additional and remodel existing company-owned retail locations and for general corporate purposes. Amounts outstanding under the credit agreement bear interest, at our option, at BankBoston's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%

         Franchise Area Development Agreements. Management's franchise area development goal is to enter into franchise area development agreements covering most major U. S. markets. Presently, we have nine franchise area development agreements calling for the development of up to 351 Diedrich coffeehouses, as well as carts and kiosks, over the next 5 to 7 years. In addition, two of these agreements contain options to develop an additional 143 coffeehouses.

         Since July 1, 1999, the start of our current fiscal year, we have entered into four area development agreements and terminated one area development agreement. The terminated area development agreement covered the states of Kentucky and Tennessee. On August 23, 1999, we announced a franchise area development agreement which calls for the development of 50 coffeehouses in Wyoming, Montana and Colorado. On October 19, 1999 we announced a franchise area development agreement which provides for the development of 50 coffeehouses in various counties in Southern California including Kern, San Luis Obispo, Ventura and Santa Barbara as well as portions of Los Angeles, San Bernardino, Riverside and Orange. On January 20, 2000, we announced a franchise area development agreement which calls for the development of 50 coffeehouses in Connecticut, Western Massachusetts and upstate New York. On March 20, 2000, we announced a franchise area development agreement which call for the development of 17 coffeehouses in Nevada. We are currently in various stages of discussion and negotiations with several additional potential area developers.

         On November 2, 1999, we announced that our Gloria Jean's Coffees Division signed a franchise area development agreement which provides for the development of 30 Gloria Jean's brand stores in South East Asian countries including Malaysia, Singapore and Brunei.

         Year 2000. The year 2000 problem was the result of computer programs being written using two digits rather than four to define the applicable year. Miscalculations or system failures could have occurred to any of our programs on or after January 1, 2000 that had time-sensitive software if they had recognized dates using "00" as the year 1900 rather than the year 2000. Based on our review of our business since January 1, 2000, we have not experienced any material effects of the year 2000 problem. Although we have not been informed of any material risks associated with the year 2000 problem from third parties, there can be no assurance that they may not impact our business in the future. We are continuously monitoring our business applications and have constant communication with significant suppliers and key business partners so that we may resolve any year 2000 problems that arise in the future.

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

RESULTS OF OPERATIONS

         Coffee People Acquisition. On July 7, 1999, we acquired Coffee People in a transaction that was accounted for using the purchase method of accounting; and accordingly, the assets acquired and liabilities assumed were recorded as of their fair values on that date. The results of operations for the periods ended March 8, 2000 and April 28, 1999 differ significantly because of the acquisition of Coffee People in July 1999. The resulting estimated costs in excess of net assets of the business acquired in the amount of $30,658,394 are being amortized using the straight-line method over a 40 year period.

         Change in Fiscal Year. In an effort to align our fiscal year with that of Coffee People which we acquired on July 7, 1999, we changed our year end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. Accordingly, the condensed consolidated financial statements for the twelve and thirty-six weeks ended March 8, 2000 are not necessarily comparable to the accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended April 28, 1999.

Twelve and Thirty-Six Weeks Ended March 8, 2000 Compared with the Thirteen and Thirty-Nine Weeks Ended April 28, 1999

         Total revenues. Total revenues for the twelve weeks ended March 8, 2000 increased 175% to $16,745,000 from $6,098,000 for the thirteen weeks ended April 28, 1999. Total revenues for the thirty-six weeks ended March 8, 2000 increased 184% to $52,151,000 from $18,361,000 for the thirty-nine weeks ended April 28, 1999. These increases were principally due to the acquisition of Coffee People and also due to an increase in comparable store sales for the Diedrich Coffee coffeehouses and the Coffee People coffeehouses. During this most recent quarter, we derived 67.1% of total revenues from our retail coffeehouse operations. In addition, wholesale and mail order revenue accounted for 20.6 % of total revenues and franchise revenues counted for 12.3% of total revenues.

         Retail revenues for the twelve weeks ended March 8, 2000 increased 116% to $11,235,000 from $5,190,000 for the thirteen weeks ended April 28, 1999. This increase was primarily a result of the acquisition of Coffee People and also due to an increase in comparable store sales for the Diedrich Coffee coffeehouses and the Coffee People coffeehouses. As of March 8, 2000, we operated 100 retail locations; whereas on April 28, 1999, we operated 40 retail locations. The percentage increase (decrease) in system-wide comparable store sales was 4.7% for the Diedrich Coffee coffeehouses, (7.1)% for the Gloria Jean's coffee stores, 2.1% for the Coffee People concept, and (6.4)% for the Coffee Plantation concept during the twelve weeks ended March 8, 2000.

         Retail revenues for the thirty-six weeks ended March 8, 2000 increased 107% to $32,670,000 from $15,809,000 for the thirty-nine weeks ended April 28, 1999, principally due to the acquisition of Coffee People and also due to an increase in comparable store sales for the Diedrich Coffee coffeehouses, the Gloria Jean's coffee stores and the Coffee People coffeehouses. The percentage increase (decrease) in system-wide comparable store sales was 5.4% for the Diedrich Coffee coffeehouses, 2.4% for the Gloria Jean's coffee stores, 0.8% for the Coffee People concept, and (2.4)% for the Coffee Plantation concept during the thirty-six weeks ended March 8, 2000.

         Wholesale and other revenues increased 301% to $3,443,000 in the twelve weeks ended March 8, 2000 from $858,000 for the thirteen weeks ended April 28, 1999. Wholesale and other revenues increased 516% to $14,184,000 in the thirty-six weeks ended March 8, 2000 from $2,301,000 for the thirty-nine weeks ended April 28, 1999. These increases reflect the addition of the Gloria Jean's franchisee operations, which purchase roasted coffee from Diedrich Coffee.

         Franchise revenue increased to $2,067,000 for the twelve weeks ended March 8, 2000, from $50,000 for the thirteen weeks ended April 28, 1999. Franchise revenue increased to $5,297,000 for the thirty-six weeks ended March 8, 2000 from $250,000 for the thirty-nine weeks ended April 28, 1999. Franchise revenue consists of initial franchise fees, franchisee renewal fees, area development fees and royalties received on sales made at each franchised location. As of March 8, 2000, we had 2 franchised neighborhood coffeehouses and 260 franchised mall coffee stores. The increase in franchise revenue is principally due to the franchised coffee stores obtained in our acquisition of Coffee People.

         Cost of Sales and Related Occupancy Costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the twelve weeks ended March 8, 2000 increased to $7,890,000 from $2,758,000 for the thirteen weeks ended April 28, 1999. As a percentage of total revenue, cost of sales and related occupancy costs increased to 47.1% in the twelve weeks ended March 8, 2000 from 45.2% for the thirteen weeks ended April 28, 1999. Cost of sales and related occupancy costs for the thirty-six weeks ended March 8, 2000 increased to $25,487,000 from $8,318,000 for the thirty-nine weeks ended April 28, 1999. As a percentage of total revenue, cost of sales and related occupancy costs increased to 48.9% in the thirty-six weeks ended March 8, 2000 from 45.3% for the thirty-nine weeks ended April 28, 1999. These increases are primarily related to the smaller margins received on coffee and products sold to franchisees than those sold to wholesale accounts.

         Store Operating Expenses. Store operating expenses increased to $5,349,000 for the twelve weeks ended March 8, 2000 from $2,288,000 for the thirteen weeks ended April 28, 1999. As a percentage of retail and franchise revenues, store operating expenses decreased to 40.2% in the twelve weeks ended March 8, 2000 from 43.7% in the thirteen weeks ended April 28, 1999. For the thirty-six weeks ended March 8, 2000, store operating expenses increased to $15,971,000 from $6,667,000 for the thirty-nine weeks ended April 28, 1999. As a percentage of retail and franchise revenues, store operating expenses increased to 42.1% in the thirty-six weeks ended March 8, 2000 from 41.5% in the thirty-nine weeks ended April 28, 1999. This increase can be attributed to an increase in labor expenses due to additional staff training at the store level as well as the addition of the Coffee People stores located in Oregon. Oregon has a higher minimum wage compared to states in which we were operating during the prior year.

         Other Operating Expenses. Other operating expenses (those associated with wholesale and other revenues) increased to $375,000 for the twelve weeks ended March 8, 2000 from $158,000 for the thirteen weeks ended April 28, 1999. These expenses, as a percentage of the revenues from the wholesale division, decreased to 10.9% from 18.3%. For the thirty-six weeks ended March 8, 2000, other operating expenses, as a percentage of the revenues from the wholesale division, decreased to 7.4% from 21.6% for the thirty-nine weeks ended April 28, 1999. These decreases can be primarily attributed to a larger revenue base with the addition of the Gloria Jean's franchisees.

         Depreciation and Amortization. Depreciation and amortization increased to $901,000 for the twelve weeks ended March 8, 2000 from $507,000 for the thirteen weeks ended April 28, 1999. As a percentage of total revenue, depreciation and amortization decreased to 5.4% in comparison to 8.3% for the thirteen weeks ended April 28, 1999. Depreciation and amortization increased to $2,540,000 for the thirty-six weeks ended March 8, 2000 from $1,504,000 for the thirty-nine weeks ended April 28, 1999. As a percentage of total revenue, depreciation and amortization decreased to 4.9% for the thirty-six weeks ended March 8, 2000 in comparison to 8.2% for the thirty-nine weeks ended April 28, 1999.

         General and Administrative Expenses. General and administrative expenses increased to $1,919,000 for the twelve weeks ended March 8, 2000 from $857,000 for the thirteen weeks ended April 28, 1999. As a percentage of total revenue, general and administrative expenses decreased to 11.5% from 14.1% in the thirteen weeks ended April 28, 1999. As a percentage of net revenues, general and administrative expenses decreased to 11.6% for the thirty-six weeks ended March 8, 2000 from 15.2% for the thirty-nine weeks ended April 28, 1999. These decreases in general and administrative expenses as a percentage of total revenue were primarily a result of cost savings incurred with the acquisition due to the result of the elimination of management personnel who were not essential to our growth strategy.

         Interest Expense. Interest expense increased to $279,000 for the twelve weeks ended March 8, 2000 from $96,000 for the thirteen weeks ended April 28, 1999. For the thirty-six weeks ended March 8, 2000, interest expense increased to $893,000 from $283,000 for the thirty-nine weeks ended April 28, 1999. These increases are a result of the $12 million term loan, which funded on July 7, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital requirements in recent years principally through public and private placements of our common stock and long-term debt. We had working capital deficit of $832,349 as of March 8, 2000 compared to working capital deficit of $2,439,000 as of June 30, 1999. Cash provided by (used in) operating activities for the thirty-six weeks ended March 8, 2000 totaled $217,476 as compared to ($656,558) for the thirty-nine weeks ended April 28, 1999.

         Net cash used in investing activities for the thirty-six weeks ended March 8, 2000 totaled $25,346,875 which was primarily used for the acquisition of Coffee People. Net cash provided by financing activities for the thirty-six weeks ended March 8, 2000 totaled $28,645,953 which consisted of proceeds from the issuance of common stock and long-term debt, reduced by the $8,308,000 repayment of long-term debt and capital lease obligations.

         Our management has continued to focus on our long-term growth strategy which has resulted in certain operating expenses. We recently added several key executives to our management team to help us achieve these long-term goals. As a result, we incurred additional operating expenses in the twelve weeks ended March 8, 2000, and it is not likely that we will be profitable for fiscal year 2000. We plan to continue our review of every aspect of our consolidated operations to determine where changes, improvements and investments need to be made to build a stronger company.

         As of March 8, 2000, we had $11.3 million of long-term debt, including current installments, that consisted of a term loan with BankBoston, N.A. that is secured by pledges of all of our assets and our subsidiaries' stock and was bearing interest at a rate of 9.03%. The credit agreement with BankBoston, N.A. also provides for a $3 million revolving credit facility, which we have not presently drawn down. The term loan and the revolving credit facility both require quarterly payments and have a final maturity in July 2004. The Company used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The Company intends to use the remaining proceeds from the revolving credit facility to finance additional and remodel existing company-owned retail locations and for general corporate purposes. Amounts outstanding under the credit agreement bear interest, at the Company's option, at BankBoston's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.00%. Diedrich Coffee may change the interest rate from the BankBoston base rate to the adjusted Eurodollar rate at any time with 3 day's notice and from the adjusted Eurodollar rate to the BankBoston base rate at the end of each calendar quarter.

         We believe that the credit facility described above will be sufficient to satisfy our working capital needs at the anticipated operating levels for the next twelve months.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

         Derivative Instruments. We did not invest in market risk sensitive instruments in fiscal 1999, the transition period ended June 30, 1999 nor in the thirty-six weeks ended March 8, 2000. From time to time, however, we enter into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At March 8, 2000 these commitments totaled $3,084,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract. We do not use commodity based financial instruments to hedge coffee or any other commodity, as we believe there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of our products.

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

         Market Risk. Our market risk exposure with regard to financial instruments outstanding as of March 8, 2000 was to changes in an adjusted Eurodollar rate. We borrowed $12 million on July 7, 1999 in connection with our acquisition of Coffee People, which bears interest at our option, at BankBoston's base rate plus 1.25%, or an adjusted Eurodollar rate plus 3.0%. Diedrich Coffee may convert the interest rate from the BankBoston base rate to the adjusted Eurodollar rate at anytime with 3 day's notice. We may convert the interest rate from the adjusted Eurodollar rate to the BankBoston base rate at the end of each calendar quarter. The $12 million outstanding under the term loan was bearing interest at the BankBoston base rate plus 1.25% from July 7, 1999 to July 10, 1999 at which time the interest was converted to the adjusted Eurodollar rate plus 3.0%. At March 8, 2000, the adjusted Eurodollar rate was 6.03%. At March 8, 2000, a hypothetical 100 basis point increase in the rate would result in additional interest expense of $113,333 on an annualized basis. The additional interest expense is based upon the outstanding balance of our long-term debt, and assumes no change in the volume or composition of debt at March 8, 2000. The credit agreement also provides for a $3 million revolving line of credit which also bears interest at our option, at BankBoston's base rate plus 1.25%, or an adjusted Eurodollar rate plus 3.00%. We have not presently drawn down this revolving line of credit.

                           PART II- OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the thirty-six week period ending March 8, 2000, no material developments occurred in any material pending legal proceedings. A discussion of our material pending legal proceedings appears in our registration statement on Form S-1 (Reg. No. 333-78083) under the heading "Business - Legal Proceedings."

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

            10.2 Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan (4)

            10.3      Diedrich Coffee 1996 Non-Employee Directors Stock
                      Option Plan (1)

            10.4 Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers) (1)

            10.5 Separation agreement dated May 13, 1997 between Steven A. Lupinacci and Diedrich Coffee, Inc. (5)

            10.6      Letter agreement by and between the Company and John
                      E. Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997 (6)

            10.7 Stock Option Plan and Agreement by and between the company and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of the Common Stock of the Company, dated as of November 17, 1997 (6)

            10.8 Common Stock Purchase Agreement by and between the company and John E. Martin under which Mr. Martin agrees to purchase 333,333 shares of the Common Stock of the Company, dated as of November 17, 1997 (6)

            10.9 Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997 (6)

            10.10 Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997 (6)

            10.11 Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17, 1997 (6)

            10.12 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

            10.13 Form of Term Loan Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

            10.14 Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

            10.15 Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

            10.16 Form of Intercreditor Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

            10.17 Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998 (8)

            10.18 Separation and Release Agreement dated January 28, 1998 with Kerry W. Coin (8)

            10.19    Employment Agreement with Ann Wride dated April 8,
                     1998 (9)

            10.20 Employment Agreement with Catherine Saar dated June 11, 1998 (10)

            10.21    Employment Agreement with Dolf Berle dated April 8,
                     1998 (10)

            10.22    Form of Franchise Agreement (11)

            10.23    Form of Area Development Agreement (11)

            10.24 Employment Agreement with Martin R. Diedrich dated June 29, 1998 (3)

            10.25 Credit Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)

            10.26 Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)

            10.27 Securities Pledge Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)

EXHIBIT NO.  DESCRIPTION
-----------  -----------

    10.28 Trademark Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)

    10.29    Form of Term Note made in favor of BankBoston, N.A. (12)

    10.30    Form of Revolving Note made in favor of BankBoston, N.A. (12)

    11       Statement Re: Computation of Per Share Earnings*

    27       Financial Data Schedule*

------------------
 *    Filed with this Form 10-Q

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

(9) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended April 28, 1999, filed with the Securities and Exchange Commission on June 11, 1998.

(10) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended July 29, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

(11) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended April 28, 1999, filed with the Securities and Exchange Commission on December 11, 1998.

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

Dated: April 21, 2000               DIEDRICH COFFEE, INC.



                                    /s/ Timothy J. Ryan
                                    --------------------------------------------
                                    Timothy J. Ryan,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Matthew C. McGuinness
                                    --------------------------------------------
                                    Matthew C. McGuinness
                                    Senior Vice President and
                                    Chief Financial Officer
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

   10.2      Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan (4)

   10.3      Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan (1)

   10.4 Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers) (1)

   10.5 Separation agreement dated May 13, 1997 between Steven A. Lupinacci and Diedrich Coffee, Inc. (5)

   10.6 Letter agreement by and between the Company and John E. Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997 (6)

   10.7 Stock Option Plan and Agreement by and between the company and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of the Common Stock of the Company, dated as of November 17, 1997 (6)

EXHIBIT NO.  DESCRIPTION
-----------  -----------

   10.8 Common Stock Purchase Agreement by and between the company and John E. Martin under which Mr. Martin agrees to purchase 333,333 shares of the Common Stock of the Company, dated as of November 17, 1997 (6)

   10.9 Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997 (6)

   10.10 Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997 (6)

   10.11 Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17, 1997 (6)

   10.12 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

   10.13 Form of Term Loan Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

   10.14 Form of Security Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

   10.15 Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

   10.16 Form of Intercreditor Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

   10.17 Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998 (8)

   10.18 Separation and Release Agreement dated January 28, 1998 with Kerry W. Coin (8)

   10.19     Employment Agreement with Ann Wride dated April 8, 1998 (9)

   10.20     Employment Agreement with Catherine Saar dated June 11, 1998 (10)

   10.21     Employment Agreement with Dolf Berle dated April 8, 1998 (10)

   10.22     Form of Franchise Agreement (11)

   10.23     Form of Area Development Agreement (11)

   10.24     Employment Agreement with Martin R. Diedrich dated June 29, 1998(3)

   10.25 Credit Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)

   10.26 Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)

   10.27 Securities Pledge Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)

EXHIBIT NO.  DESCRIPTION
-----------  -----------

   10.28 Trademark Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)

   10.29     Form of Term Note made in favor of BankBoston, N.A. (12)

   10.30     Form of Revolving Note made in favor of BankBoston, N.A. (12)

   11        Statement Re: Computation of Per Share Earnings*

   27        Financial Data Schedule*

----------------------
 *     Filed with this Form 10-Q

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

(9) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended April 28, 1999, filed with the Securities and Exchange Commission on June 11, 1998.

(10) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended July 29, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

(11) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended April 28, 1999, filed with the Securities and Exchange Commission on December 11, 1998.

(12) Incorporated by reference to Diedrich Coffee's Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.