Form 10-K
period 2000-06-28
DIEDRICH COFFEE INC
filed 2000-09-27
CIK 947661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       (MARK ONE)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 28, 2000

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing sale price of the registrant's common stock on September 15, 2000, as reported on the Nasdaq National Market, was $16,028,106.00.

   The number of shares of the registrant's common stock outstanding, as of September 15, 2000, was 12,616,871.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates certain information by reference from registrant's definitive proxy statement pursuant to Schedule 14A for its annual meeting of stockholders to be held on November 29, 2000, which proxy statement will be filed not later than 120 days after the close of the registrant's fiscal year ended June 28, 2000.
================================================================================

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

A Warning About Forward-Looking Statements                                    1

                                   PART I

Item 1.    Business....................................................       1

Item 2.    Properties..................................................      18

Item 3.    Legal Proceedings...........................................      18

Item 4.    Submission of Matters to a Vote of Security Holders.........      18

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................      19

Item 6.    Selected Financial Data.....................................      20

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      21

Item 7A    Quantitative and Qualitative Disclosures About Market Risk..      29

Item 8.    Financial Statements and Supplementary Data.................      29

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.........................      29

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..........      30

Item 11.   Executive Compensation......................................      30

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................      30

Item 13.   Certain Relationships and Related Transactions..............      30

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.................................................      31

           Signatures..................................................      34

           Financial Statements........................................      F-1

           Index to Exhibits...........................................      S-1

               A WARNING ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of Diedrich Coffee's financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

    -   the financial and operating performance of the Gloria Jean's division;
    -   our ability to regain profitability;
    -   our ability to perform within the terms of our amended credit agreement;
    -   the ability of our repositioning program in the Gloria Jean's division;
    -   the success of the higher margin Gloria Jean's products;
    -   the successful execution of our growth strategy;
    -   the impact of competition; and
    -   the availability of working capital.

   Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Item 1. Business -- Risk Factors and Trends Affecting Diedrich Coffee and Its Business." You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this annual report. We undertake no obligation to publicly release the results of any revision of the forward-looking statements.

                                     PART I

ITEM 1: BUSINESS.

OVERVIEW

        Diedrich Coffee is a specialty coffee retailer that sells specialty brewed coffee and espresso-based beverages such as cappuccinos, lattes, mochas and espressos and various blended drinks through its retail locations. To complement beverage sales, we also sell light food items, specialty whole bean coffee and accessories at our retail locations. Our brands include Diedrich Coffee, Gloria Jean's, Coffee People and Coffee Plantation. As of June 28, 2000, we owned and operated 102 retail locations and had 259 franchised retail locations. We are the nation's second largest specialty coffee retailer with annual system-wide revenues in excess of $150 million. Our retail units are located in 37 states and 9 foreign countries. We also have over 300 wholesale accounts with businesses and restaurant chains. In addition, we operate a large coffee roasting facility in Northern California that supplies freshly roasted coffee beans to our retail locations and wholesale accounts.

        Diedrich Coffee believes that as the specialty coffee market has matured, distinct segments have emerged: espresso/coffee bars, coffeehouses and mall coffee stores. Espresso/coffee bars offer limited seating to facilitate quick customer turnover, are generally less than 1,200 square feet in size and are usually located in densely populated urban areas. Coffeehouses are generally greater than 1,200 square feet in size, located in suburban areas, and encourage customers to linger and enjoy a more relaxed, comfortable atmosphere. Mall coffee stores cater to mall consumers and place a heavier emphasis on the sale of flavored whole bean coffee and coffee-related merchandise. Based on the number of domestic retail coffee locations, Starbucks is the leader in the espresso/coffee bar segment, Gloria Jean's is the leader in the mall coffee store segment and there is presently no leader in the coffeehouse segment. Our business objective is to become the leading specialty coffee company in the coffeehouse segment in addition to maintaining our position as the leader in the mall coffee store segment.

        We differentiate ourselves from other specialty coffee producers by roasting our coffee beans in accordance with proprietary recipes developed over three generations by the Diedrich family. Our roasting recipes take into account the specific variety, origin and physical characteristics of each coffee bean to maximize its unique flavor. In addition, we seek to differentiate our coffeehouses and mall stores by offering our customers a broad line of superior tasting coffee products and a high level of personalized customer service, which generate strong sales and customer loyalty. Diedrich coffeehouses offer a warm, friendly environment specifically designed to encourage guests to linger with friends and business associates or to relax alone in comfort. Ample seating is augmented by cozy sofas and comfortable chairs to create intimate nooks for meeting and relaxing. The critical components of our Diedrich Coffee concepts include high quality, fresh roasted coffee and superior customer service by knowledgeable employees.

COMPANY BACKGROUND

   The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. Our retail operations grew rapidly until 1997 when we experienced difficulties managing such rapid growth. We restructured our operations in November 1997. In 1998 we decided to grow our business through franchising arrangements and have executed nine franchise development agreements that provide for the development of 331 Diedrich coffeehouses. In July 1999 we acquired Coffee People, including its Gloria Jean's division, which makes us the current leader in the mall coffee store segment with 278 coffee stores.

INDUSTRY OVERVIEW

   Specialty coffee sales as a percentage of total coffee sales in the United States have been increasing steadily. According to the National Coffee Association , sales of specialty coffee grew from approximately 17% to almost 30% of total coffee sales in the United States from 1989 through 1997. According to the National Coffee Association's 2000 study, 54% of Americans drink coffee every day, representing 110 million daily drinkers. On average they drink 3.1 cups per day. The U.S. coffee market consists of two distinct product categories: (1) commercial ground roast, mass-merchandised coffee and (2) specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies). According to the National Coffee Association, 20 million American adults drink gourmet coffee beverages every day.

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

   The Specialty Coffee Association of America estimates that the number of specialty coffee beverage outlets in the United States had increased to over 10,000 by the end of 1999. Diedrich Coffee believes that, despite the increase in the number of specialty coffee stores, the market is highly fragmented and, with the exception of Starbucks with less than 30% of the total retail locations, remains relatively unbranded.

THE DIEDRICH COFFEE CONCEPTS

        Our business objective is to be the leading specialty coffee retailer in both the coffeehouse and mall coffee store segments. To achieve this goal, we must continue to deliver and serve the high quality coffee for which Diedrich Coffee is known by using only the finest quality green coffee beans and ensuring that these beans are freshly roasted using our proprietary recipes. In addition, the friendliness, speed and consistency of the service and the coffee knowledge of our employees are critical to developing Diedrich Coffee's quality brand identity and to building a loyal customer base. Our marketing strategy is to continue developing brand name recognition based upon the quality of our coffee products, education of our customers about our offerings of various coffees and roasts, and the image of our coffeehouses as neighborhood gathering places.

Coffeehouses

        A Diedrich coffeehouse experience is strongly influenced by three components: ambiance, hospitality and coffee knowledge. Each component is made up of the following elements that are unique to Diedrich Coffee:

        Ambiance. Diedrich Coffee guest comments indicate taste superiority of our products versus the competition. Moreover, surveys also indicate that customers are not only loyal to a better, specialty cup of coffee, but also to the ambiance provided by the comfortable surroundings designed into every Diedrich coffeehouse. Our coffeehouses are specifically designed to encourage guests to linger with friends and business associates, or to relax alone in comfort. The architectural design of the Diedrich Coffee prototype is a contemporary American interpretation of the European colonial plantation style of the 1800's. Ample seating is augmented with cozy sofas and comfortable chairs to create intimate nooks for meeting and relaxing. A weekly entertainment schedule is provided to encourage patrons to revisit on weekend evenings. We are in the process of converting the Coffee People and Coffee Plantation coffeehouses acquired in our acquisition of Coffee People in July 1999 into Diedrich Coffee coffeehouses. See "Recent Developments".

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

        Coffee Knowledge. Diedrich Coffee is the only specialty retailer whose founder, Martin Diedrich comes from three generations of experience in the specialty coffee industry. Mr. Diedrich, currently Chief Coffee Officer, is intimately involved in the daily business of sourcing, tasting and roasting coffees. He is also directly involved in the training of coffeehouse team members. The coffee knowledge and expertise that is transferred from coffeehouse to customer is a competitive advantage, as the interest in specialty coffee continues to develop. Like the wine, industry, as customer sophistication grows, so does the customer's desire for more and better information, and for a wider selection of quality coffee varieties. We are able to identify and secure exceptional, rare coffees, roast them to perfection, and then offer these freshly roasted coffees for sale to our customers.

Mall Coffee Stores

        Gloria Jean's is the current leader in the mall coffee store segment with 278 coffee stores in 37 states and 9 foreign countries. Gloria Jean's specialty coffee stores are located across the country in high traffic malls that are anchored by high profile retailers, such as Nordstrom, Macy's and Williams-Sonoma. Mall coffee stores can be differentiated from a traditional coffeehouse based upon the following:

        Captive Consumer Base. A major benefit of mall retailing is its captive consumer base. The primary function of Gloria Jean's marketing is to entice consumers inside with eye-catching signage and window displays. Every day new customers walk by the front entrances of Gloria Jean' stores affording us the opportunity to introduce them to Gloria Jean's coffee. Once inside a mall, consumers are unlikely to leave to purchase coffee, refreshments or gifts similar to those offered by Gloria Jean's. Mall employees are also captive consumers and represent an important component of our customer base.

        Constant Customer Flow. Unlike a coffeehouse, which serves a significant amount of its coffee before ten o'clock in the morning, Gloria Jean's experiences customer flow throughout the day. As a mall coffee store, Gloria Jean's consumer traffic pattern is driven by mall hours and the mall dynamic; Gloria Jean's is busiest on weekends and holidays. In addition, the mall plays a key role in marketing to consumers living in neighboring communities.

        Flavored Coffees. Gloria Jean's was a pioneer in developing high quality flavored coffees and continues to be a leader in the sale of flavored coffees today. Unlike many coffee roasters and retailers who use second-tier whole beans and attempt to disguise the taste with their various flavors, Gloria Jean's flavored coffees begin with a top quality single-origin coffee that is roasted and then coated with exclusive flavorings. Gloria Jean's offers more than 40 flavored whole bean coffees, both regular and decaffeinated.

        Higher Percentage of Whole Beans and Merchandise Sales. The shopping experience is integral to mall coffee stores, and sales of whole bean coffee and coffee-related merchandise tend to represent a higher percentage of the sales mix than at a coffeehouse. In addition to an extensive menu of hot and cold beverages, Gloria Jean's offers consumers a wide array of whole bean coffees, coffee and tea related merchandise, and all of the accoutrements necessary for a complete in-home coffee experience. Gloria Jean's also sells gift merchandise, including holiday gift packs and custom-made gift baskets.

GROWTH STRATEGY

The Diedrich Coffee Brand

   In order to achieve Diedrich Coffee's objective to be a successful national chain of neighborhood coffeehouses, we implemented a growth strategy to increase our number of retail locations and the sale of our coffee products through other distribution channels. This growth strategy includes:

Franchising through Area Development for Diedrich Coffee Coffeehouses

   Diedrich Coffee's strategic plan emphasizes franchise area development in markets outside of the core Orange County, California market. Our objective is to expand our operations through large area development agreements with experienced multi-unit franchise operators. Diedrich Coffee has registered, is exempt or is not required to register to sell franchises in 41 states. Since September 1998, we have announced the execution of nine franchise area development agreements that provided for the development of 441 coffeehouses. We subsequently terminated two of these area development agreements; one for 50 coffeehouses in the states of Kentucky and Tennessee, and another agreement for 50 coffeehouses primarily in San Diego county, California. We anticipate the termination of one additional franchise area development agreement in the coming year, which will reduce the number of franchise coffeehouse commitments to 331.

   We are currently in various stages of discussion and negotiation with a number of potential area developers and are in the process of refining our overall franchise recruitment techniques and strategies. We intend to enter into franchise area development agreements covering most major U.S. markets in order to continue the national expansion of Diedrich coffeehouses, carts, and kiosks.

   We have identified area development franchising with experienced multi-unit franchise operators as our preferred growth vehicle because we believe these operators have:

   -  familiarity with the trade areas and commitment to community businesses;

   - existing operational, financial, real estate, construction, training, accounting, human resources and management functions that are ready to expand; and

   - the ability to be better operators in their own local markets than a national operator with operations extended from coast to coast.

   The franchisee component of our growth strategy is critical to our success. We believe that our unit level economics are attractive to experienced multi-unit franchise operators who will play an integral role in completing our planned expansion.

Developing Company-Operated Diedrich Coffee Retail Locations

   Diedrich Coffee expects to continue to develop company-operated coffeehouses, kiosks and carts in our core Southern California market and other strategic markets. We intend to develop additional retail locations in high visibility, high-traffic locations ranging from 1,200 to 1,800 square feet with an exterior patio area for additional seating. Historically, our most successful coffeehouses are located between our target demographic customer's home and office. The prime locations are generally in a strip mall or center in a neighborhood setting. In fiscal 2001, we plan to build three new Diedrich stores in Orange County and two in the Portland, Oregon airport.

Expanding Wholesale Distribution Channel

   Diedrich Coffee has taken significant steps to build our wholesale sales organization and to grow this business channel. We have also added a number of well-known restaurant groups as wholesale customers, including Ruth's Chris Steakhouses (California/Arizona locations), Islands Restaurants, Ruby's Restaurants and Claim Jumper. The sale of Diedrich Coffee products at these restaurant chains helps solidify brand recognition and demand for our coffee. Additionally, we are actively seeking new distribution channels for our products. For example, we have recently begun shipments of our Keurig line of individual coffee "K-cups" through Keurig distributors serving the office coffee market. We also offer our coffee on our website and are seeking to expand this rapidly growing channel of distribution.

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

   To this end, we acquired Coffee People in July 1999. The acquisition of Coffee People added 41 new retail locations to the Diedrich Coffee brand. Additionally, it made Diedrich Coffee the leader in the mall coffee store segment with the acquisition of 278 Gloria Jean's mall coffee stores. We believe that acquisitions will continue to be available at a discount to the cost of constructing new stores, especially where targets may be currently underperforming despite attractive real estate attributes. We believe our unique, high-quality product and efficient operating system can add value to an acquired location.

The Gloria Jean's Brand

   Since the end of the 1999 holiday season, Diedrich Coffee has witnessed a significant increase in the number of premature closures of franchised Gloria Jean's retail locations (i.e. prior to the expiration of the franchise agreement and sublease). As a result, Diedrich Coffee determined that it was appropriate to reevaluate Gloria Jean's previous growth strategy and projections, business model and unit level economics, and to deemphasize attempting to grow Gloria Jean's aggressively with new franchises until this review is complete. While significant progress has been made developing a new growth strategy, the process has not yet been completed. Therefore, until a new growth strategy has been finalized, Gloria Jean's will continue to franchise new domestic sites only on a limited basis, primarily to existing franchisees seeking to expand. We have already made several modifications to our Gloria Jean's franchising business model, as a result of its recent reevaluations. Franchisees are now required to obtain their own master leases directly from mall owners, rather than subleasing their locations from Gloria Jean's. Previously, Gloria Jean's would remain responsible for the master lease obligations if a franchisee were to default under the sublease. Also, franchisees will now be required to hire their own architects and contractors to develop new Gloria Jean's locations to meet approved specifications, rather than the past practice where Gloria Jean's construction and development personnel supervised and coordinated this process. While we feel that these and other potential future changes to Gloria Jean's franchising model will ultimately result in a stronger Gloria Jean's franchise system, they will probably result in slower growth in the near term.

        We have also been developing a new Gloria Jean's concept called Glories Fountain Cafe, which focuses on beverage sales, both coffee and non-coffee. The concept is intended to attract a younger customer than the current Gloria Jean's concept. The first prototype is scheduled to open at the end of September 2000 in Thousand Oaks, California. If the results are favorable, the new concept will be offered to Gloria Jean's franchisees for new unit development as well as for the potential remodeling/conversion of certain existing Gloria Jean's locations based upon a variety of factors.

        Gloria Jean's has been successful establishing coffeehouses internationally through Area Development Agreements, and international franchisees presently operate retail locations in 9 countries. We will continue to grow the Gloria Jean's brand internationally through such Area Development Agreements.

UNIT-LEVEL ECONOMICS

Franchised Stores -- Coffeehouses

   The franchisee of Diedrich coffeehouses is responsible for all of the capital expenditures associated with the store, although we do assist in site selection and help coordinate construction and development to ensure consistency. Our typical franchise development agreement calls for a fixed number of coffeehouses to be built over a five to seven year period. The area development fee is based on $2,000 per coffeehouse and is paid upon execution of the franchise area development agreement. (Our previous form of franchise area development agreement allowed the area development fee to be paid in five annual installments. For example, if the area development agreement called for 50 coffeehouses, the franchisee would pay us a total of $100,000 spread evenly over a five-year period.) In addition, the franchisee pays a fee of $28,000 upon execution of the franchise agreement for each coffeehouse. Ongoing charges to franchisees include a royalty fee of 5% of gross sales and an advertising cooperative contribution of 2% of gross sales. The franchisee purchases the whole beans from us at full cost. The franchisee pays the same price for its beans as do our company-operated coffeehouses.

Franchised Stores -- Mall Stores

        In the Gloria Jean's mall coffee store franchises, the franchisee is responsible for all of the capital expenditures associated with the store, although we do assist in site selection and help coordinate construction and development to ensure consistency. Typical franchise agreements provide for the payment of $25,000 upon the opening of each store. This fee is reduced to $20,000 if it is the franchisee's second store. Ongoing charges to franchisees include a royalty fee of 6% of gross sales and an advertising fund contribution of 2% of gross sales, as well as a $1.00 per pound margin on beans sold to franchisees.

Company-Operated Stores

   In fiscal 2000, our Diedrich coffeehouses located in Orange County generated average store sales of approximately $808,000. During the same fiscal year, these locations generated average cash flow of approximately $211,000 or 26.1% of total sales. Comparable unit level sales for these coffeehouses increased 3.0% for fiscal 2000. We currently lease most of our locations and plan to lease all of our future locations. We intend to develop coffeehouses that require an initial investment of between $300,000 and $375,000, excluding lease costs. However, individual store investment costs vary significantly due to a variety of factors, including competition for sites, location, construction costs and unit size.

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

   In addition to coffee beverages, all Diedrich coffeehouses offer a limited selection of light food items, such as bagels, croissants and pastries and dessert items, such as cookies and cakes, to complement beverage sales. Our coffeehouses also sell more than twenty different selections of regular and decaffeinated roasted whole bean coffees, and they carry select coffee-related merchandise items. The following table sets forth, as percentages, the approximate sales mix by categories of products in fiscal 2000 for Diedrich Coffee company-operated coffeehouses:


Beverages...............................    73%
Coffee beans............................     6%
Food items..............................    19%
Accessories and clothing................     2%
                                           ---
          Total.........................   100%
                                           ===

Franchise Operations

   Diedrich Coffee's current franchise agreements require both Diedrich and Gloria Jean's franchisees to purchase all of their coffee from us. (However certain Gloria Jean's franchisees with Franchise Agreements dating prior to 1993 are permitted to purchase up to 15% of their beans from approved alternate suppliers, subject to a number of restrictions). In addition, we supply franchisees with other non-coffee products, such as cups, bags and napkins. Suppliers of products sold in franchised stores are subject to our approval to ensure that quality standards and product consistency are maintained at all times.

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

Franchise Support Programs

   For both Diedrich Coffee and Gloria Jean's Franchisee, we provide a variety of support services to our franchisees. These services include:

   -  training;

   -  business consultation;

   -  marketing;

   -  product sourcing; and

   -  volume purchasing savings.

We have established an intensive training program for our franchisees, which includes training on in-store operations, coffee knowledge, merchandising, buying, controls and accounting. Management works closely with franchisee representatives on issues that affect the operations of stores. Franchisees are surveyed regularly to provide feedback on subjects that affect the operations of their stores.

WHOLESALE OPERATIONS

   Currently, Diedrich Coffee has over 300 wholesale accounts, which purchase coffee from us under the Diedrich brand. As specialty coffee has grown in overall popularity, the restaurant customer has demanded a high quality cup of coffee as a supplement to a fine meal. Our chain accounts include Ruth's Chris Steakhouse (California/Arizona locations), Claim Jumper, Islands Restaurants and Ruby's Restaurants. Diedrich Coffee not only supplies coffee to these customers, but also approves the equipment and trains the employees of these customers to ensure that the quality of coffee served meets our rigorous standards. These customers specify that Diedrich Coffee products are served in their menus providing Diedrich Coffee with exposure to the restaurants' patrons.

   We are actively seeking new distribution channels for our products. For example, we have recently entered into a Licensing Agreement with Keurig, Inc. whereby we utilize Keurig's patented single-serve coffee brewing technology and its existing extensive distribution channels within the office coffee service market. In June 2000, we began shipments of individual serving "K-cups" of both Diedrich and Gloria Jean's coffee through Keurig distributors serving the office coffee service market. We also offer our coffee on our website and are seeking to expand this rapidly growing channel of distribution.

   As a result of the Coffee People acquisition, we supply our Gloria Jean's franchisees with roasted coffee from our roasting facility in northern California. These sales now represent a significant portion of our wholesale business, since unlike the sale of coffee beans to Diedrich Coffee coffeehouses, sales of beans to Gloria Jean's outlets reflect a normal wholesale profit margin.

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

   To date, we have relied primarily upon the high visibility of our real estate locations, word-of-mouth, public relations, local store marketing and the inviting atmosphere of our coffeehouses to drive growth. However, we have begun advertising new products and promotions through various media including radio. We also conduct in-store coffee tastings, provide brewed coffee at local neighborhood events, donate coffee to local charities and mail periodic announcements to neighborhood residents to announce a store opening or the introduction of a new product.

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

   Diedrich Coffee's master roasters are responsible for overseeing the roasting process. They are craftsmen who employ our proprietary roasting formulas while adjusting the formula to take into account the specific attributes of each coffee bean being roasted. Each coffee bean contains aromatic oils and flavor characteristics that develop from the soil, climate and environment where the bean is grown. The skilled roastmaster determines and carefully controls the roasting conditions in an effort to maximize the flavor potential of each batch of coffee. The roastmaster hears how the roast pops, smells the developing aroma and identifies the right shades of color. He draws upon experience and knowledge to properly adjust airflow, time and temperature while the roast is in progress in order to optimize each roast.

Freshness

   Diedrich Coffee is committed to serving our customers beverages and whole bean products from freshly roasted coffee beans. Our coffee is delivered to our coffeehouses promptly after roasting to guarantee the freshness of each cup of coffee or package of whole coffee beans sold in our coffeehouses. Serving only freshly roasted coffee is imperative because roasted coffee is a highly perishable product, which steadily loses quality after being roasted at a rate that varies in relation to its exposure to oxygen in storing, packaging and handling. We recently began utilizing new vacuum pack and nitrogen flush packing equipment that can significantly extend the shelf life of roasted coffee.

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

COMPETITION

   The specialty coffee market is intensely competitive and highly fragmented. With low barriers to entry, competition in the industry is expected to increase from national and regional chains, franchise operators and local specialty coffee stores. We compete directly against all other premium coffee roasters, coffeehouses, espresso/coffee bars and mall coffee stores, as well as against restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. In addition, we compete to draw consumers of standard or commercial coffee to premium coffee. Our whole bean coffee competes directly against specialty coffees sold at retail through supermarket, specialty retailers and a growing number of specialty coffee stores. We believe that our customers choose among retailers primarily on the basis of product quality, service, coffeehouse ambiance, convenience and, to a lesser extent, on price.

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

   The performance of individual coffeehouse or mall coffee stores may also be affected by factors such as traffic patterns and the type, number and proximity of competing coffeehouses or mall coffee stores. In addition, factors such as inflation, increased coffee bean, food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the specialty coffee retail business in general and our coffeehouses and mall coffee stores in particular.

INTELLECTUAL PROPERTY

   Diedrich Coffee owns several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Diedrich Coffee(R), Gloria Jean's(R), Coffee People(R), Coffee Plantation(R), Motor Moka(R), Aero Moka(R), Wiener Melange Blend(R), Harvest Peak(R), SCOOP-A-CCINO(R) and Flor de Apanas(R), as well as other slogans, product names, design marks and logos. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks. We also own registrations and have applications pending in numerous foreign countries for the protection of the Diedrich Coffee and Coffee People trademark and service mark. These trademark registrations can generally be renewed as long as we continue to use the marks protected by the registrations. The Diedrich Coffee trademark is material to our business. We also own a number of common law service marks and trademarks in the United States including "Gloria Jean's Coffee Bean." We have also received trademark and service mark protection for the name Coffee People and related marks in Canada and Japan. We own copyrights on our promotional materials, coffeehouse graphics and operational and training materials. We do not believe that any of these copyrights, valuable as they are, are material to our business.

EMPLOYEES

   At June 28, 2000, Diedrich Coffee employed a work force of 1,336 persons, 562 of whom were employed full-time. None of our employees is represented by a labor union, no employees are currently covered by collective bargaining agreements, and we consider our relations with our employees to be good. We are improving employee benefits, training and other aspects of employment to attract and retain valuable employees and managers.

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

RISK FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS

   WE HAVE SUCCESSFULLY COMPLETED NEGOTIATIONS TO MODIFY OUR BANK CREDIT AGREEMENT SO THAT WE ARE NO LONGER IN DEFAULT. HOWEVER, IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE OUR REPAYMENT STRATEGY, OR IF WE ARE UNABLE TO MAINTAIN COMPLIANCE WITH OUR REVISED FINANCIAL COVENANTS, OUR LENDER MAY DECLARE US TO BE IN DEFAULT AND EXERCISE ITS CONTRACTUAL REMEDIES.

   We announced in June 2000 that we were in default under our Credit Agreement for our term loan and revolving credit facility because of our failure to meet certain financial covenants. We negotiated an extension of the due date for the $666,667 term loan principal installment due June 30, 2000 and subsequently paid that installment on the extended due date of July 31, 2000. On September 26, 2000, we entered into a First Amendment to Credit Agreement with our lender to amend the terms of our Credit Agreement. The amended Credit Agreement significantly reduces the required principal payments due in fiscal 2001, but certain assets will likely need to be sold in order to meet the terms of the amended Agreement. There is no assurance that we will be able to sell such assets on the timetables or for the values anticipated. The First Amendment to Credit Agreement also now requires that the debt be paid in full by September

2002. To pay off the loan in 2002, we may need to obtain new financing which may not be readily available to us at that time. In addition to the required payment changes, the First Amendment to Credit Agreement amends the financial covenants contained in the Loan Agreement. If we are unable to comply with the terms of our revised financial covenants, our lender may declare a default and immediately accelerate the due date of our outstanding loans. If we are unable to repay our outstanding loans when asked to do so by the lender, the lender may exercise any one or more of the remedies available to it, including foreclosing on the assets pledged to support the facility, which includes virtually all of our assets. The lender may also require our subsidiaries to repay amounts outstanding because each of our subsidiaries is a co-borrower under the First Amendment to Credit Agreement.

WE HAVE INCURRED SUBSTANTIAL COSTS AS A RESULT OF THE ACQUISITION OF COFFEE PEOPLE.

   Since our acquisition of Coffee People in July 1999, we have incurred various integration costs from combining Coffee People's operations with those of Diedrich Coffee. More significant, however, have been unanticipated costs and expenses associated with an increase in the number of Gloria Jean's franchise unit closures over historical closure rates. These include lost royalty contributions and profit on the sale of coffee beans to such franchisees, increased bad debt expense, the costs of rents on the master leases for closed franchised stores with remaining master lease term, but with no sublease contribution to offset these costs, or alternatively, the cost of negotiating an early termination of these lease with the landlord, including in certain instances legal representation and litigation costs, and brokerage commissions. These costs have been substantial. We recorded a non-cash asset impairment charge of $16,370,000 in the fiscal quarter ended June 28, 2000, primarily related to intangible assets acquired in the acquisition, and also recorded operating charges of approximately $1.2 million during fiscal 2000, in connection with the costs described above.

HISTORICAL LOSSES MAY CONTINUE AND, AS A RESULT, THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED.

   Diedrich Coffee had a net loss of $22,424,000 for the fiscal year ended June 2000, a net loss of $2,349,000 for the twenty-two weeks ended June 30, 1999 and net losses of $2,562,000 and $9,113,000, and $986,000 for the fiscal years ended January, 1999, 1998 and 1997. Despite the acquisition of Coffee People and the implementation of a strategic plan during fiscal 1999 that included growing Diedrich Coffee through franchise area development agreements, we have not become profitable. We expect to sustain net losses for the foreseeable future. We may never achieve profitability.

IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE OUR GROWTH STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED.

   As of June 28, 2000, Diedrich Coffee operated 80 Diedrich Coffee, Coffee People or Coffee Plantation retail locations, which it managed on a day-to-day basis, and had 3 franchised coffeehouse locations. Diedrich Coffee also has 278 Gloria Jean's retail locations, of which 256 are franchised. The Gloria Jean's retail locations are located in malls. Our growth strategy contemplates franchise area development for additional Diedrich coffeehouses as well as opening new company-operated coffeehouses. In addition, we plan to continue single store franchise development for Gloria Jean's and to increase wholesale sales for both Diedrich Coffee and Gloria Jean's. Implementation of our growth strategy may divert management's attention from other aspects of our business and place a strain on management, operational and financial resources, and accounting systems. Our continued growth will require us to:

   - attract franchise area developers for Diedrich Coffee in the United States and internationally;

   - attract single store franchisees for Gloria Jean's in the United States, and franchised area developers internationally;

   -  continue to upgrade products and programs at Gloria Jean's;

   -  expand wholesale sales of Diedrich Coffee and Gloria Jean's;

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

Should our franchisees encounter business or operational difficulties, anticipated revenues from franchise fees, including royalties and product sales to franchisees could be adversely affected. These adverse results could also affect our ability to sell additional franchises. Diedrich Coffee previously pursued an aggressive growth strategy in fiscal years 1997 and 1998 that was not successful for a number of reasons. Some locations acquired were not suitable for Diedrich Coffee coffeehouses. Company management and infrastructure did not keep pace with the growth, leading to inefficiencies and losses. Diedrich Coffee also took a substantial charge in the fourth quarter of fiscal 2000 in connection with the closure of 39 Gloria Jean's locations it acquired in its acquisition of Coffee People in July 1999. If we are unable to properly manage our growth strategy, our business and results of operations may be adversely impacted.

IF WE ARE UNABLE TO OBTAIN ACCEPTABLE FINANCING, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR GROWTH STRATEGY AND OUR ABILITY TO CONTINUE OPERATIONS.

   In order to achieve our anticipated growth and the expansion of our wholesale and retail business, including new coffeehouse construction and franchising, we will need to incur debt or issue additional stock in public or private financings. If additional funds are raised through the issuance of stock, dilution to stockholders may result. If additional funds are raised through the incurrence of debt, these debt instruments will likely contain restrictive financial, maintenance and security covenants, which could have a material adverse effect on our business, financial condition and results of operations. This additional financing may not be available on terms satisfactory to us.

OUR GROWTH THROUGH FRANCHISE AREA DEVELOPMENT MAY NOT OCCUR AS RAPIDLY AS WE CURRENTLY ANTICIPATE.

   Our ability to recruit, retain and contract with qualified franchise area developers has become, and will continue to be, increasingly important to our operations as we expand. In addition, the coffeehouses contemplated in existing franchise area development agreements may not open on the anticipated development schedule. Our franchisees are dependent upon the availability of adequate sources of financing on acceptable terms in order to meet their development obligations, and the credit markets for such franchise financing have historically been somewhat volatile. Prospective franchise lenders have historically been cautious in their approach to financing smaller or newer, less established retail brands vis-a-vis larger and more established franchised systems. Such financing may not be available to our franchised area developers, or only available upon disadvantageous terms. Our franchise development strategy may not enhance our results of operations. Failure to execute on our strategy to grow through franchise area development would harm our business, financial condition and results of operations.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

   Our operating results will fluctuate from quarter to quarter as the result of a number of factors, including:

   -  fluctuations in prices of unroasted coffee;

   - labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;

   - the number, timing, mix and cost of coffeehouse and mall coffee store openings, franchises, acquisitions or closings;

   -  comparable store sales results;

   -  changes in consumer preferences; and

   - the level of competition from existing or new competitors in the specialty coffee industry.

   We incur significant pre-opening expenses associated with our company-owned coffeehouses, and new coffeehouses experience an initial period of operating losses. As a result, the opening of a significant number of company-owned coffeehouses in a single period will have an adverse effect on our results of operations. Due to the foregoing, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and such comparisons should not be relied upon as indicators of future performance. From time to time in the future, our operating results likely will fall below the expectations of investors and public market securities analysts. Quarterly fluctuations, for any reason, could cause our stock price to decline.

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

THE LOSS OF KEY PERSONNEL OR OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY DISRUPT OUR BUSINESS.

   Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. The loss of services of these individuals could disrupt operations. Although Diedrich Coffee has employment agreements with each of its executive officers, any of its executive officers can terminate their employment if they choose to do so.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.

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

   The performance of individual coffeehouses or mall coffee stores may also be affected by factors such as traffic patterns and the type, number and proximity of competing coffeehouses or mall coffee stores. In addition, factors such as inflation, increased coffee bean, food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the specialty coffee retail business in general and our coffeehouses and mall coffee stores in particular.

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

OUR COMPANY-OPERATED RETAIL LOCATIONS ARE CONCENTRATED IN THE WESTERN REGION OF THE UNITED STATES, AND THEREFORE OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IF ADVERSE BUSINESS CONDITIONS OCCUR IN THAT REGION.

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

OUR SUPPLY COSTS MAY BE HIGHER THAN WE EXPECT BECAUSE OF FLUCTUATIONS IN AVAILABILITY AND COST OF UNROASTED COFFEE.

   Increases in the price of green coffee, or the unavailability of adequate supplies of green coffee of the quality we seek, whether due to the failure of its suppliers to perform, conditions in coffee-producing countries, or otherwise, could have a material adverse effect on our results of operations. We depend upon both outside brokers and our direct contacts with exporters and growers in countries of origin for our supply of green coffee. Coffee supply and price are subject to significant volatility beyond our control. Although most coffee trades in the commodity market, coffee of the quality we seek tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the origin, supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization or the Association of Coffee Producing Countries. These organizations have historically attempted to establish commodity price controls of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. These organizations, or others, may succeed in raising green coffee prices. Should this happen, we may not be able to maintain our gross margins by raising prices without affecting demand.

WE COULD BE SUBJECT TO ADVERSE PUBLICITY OR CLAIMS FROM OUR GUESTS.

   We may be the subject of complaints or litigation from guests alleging beverage and food-related illness, injuries suffered on the premises or other quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable. We may also be the subject of complaints or allegations from current, former or prospective employees from time-to-time. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business, financial condition and results of operations.


CHANGES IN CONSUMER PREFERENCES OR DISCRETIONARY SPENDING COULD NEGATIVELY AFFECT OUR RESULTS.

   Our retail locations offer specialty coffee beans, brewed coffee beverages, espresso-based beverages, blended drinks and light food items served in a casual setting. Our continued success depends, in part, upon the popularity of these types of coffee-based beverages and this style of casual dining. Shifts in consumer preferences away from our coffee-based beverages or casual setting could materially adversely affect our future profitability. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could adversely affect our business, financial condition, operating results and cash flows.

WE MAY NOT BE ABLE TO RENEW LEASES OR CONTROL RENT INCREASES AT OUR RETAIL LOCATIONS.

   All but 2 of our 102 company-operated coffeehouses are presently on leased premises. Gloria Jean's stores are generally leased by an indirect subsidiary of Coffee People, although in most cases, the franchisees pay their rent directly to their landlord. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, these leases may not be renewed. If they are renewed, rents may increase substantially. Either of these events could adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value.

OUR FAILURE OR INABILITY TO ENFORCE OUR TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR EFFORTS TO ESTABLISH BRAND EQUITY.

   Our ability to successfully expand our concept will depend in part on our ability to maintain "brand equity" through the use of our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold a number of trademarks and service marks related to our brands. Some or all of our rights related to our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek or intend to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce our intellectual property rights, we may be unable to capitalize on our efforts to maintain brand equity. It is possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations, including foreign countries. Claims from prior users could limit our operations and possibly cause us to pay damages or licensing fees to a prior user or registrant of similar intellectual property. See "Business -- Intellectual Property."

FUTURE CHANGES IN MINIMUM WAGE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

   A number of our employees are subject to various minimum wage requirements. Many of our employees work in retail locations located in California and receive salaries equal to the California minimum wage. The minimum wage in California rose from $5.00 per hour effective March 1, 1997 to $5.75 per hour effective March 1, 1998. Additionally, the minimum wage in Oregon recently rose to $6.50 per hour. There can be no assurance that similar increases will not be implemented in these or other jurisdictions in which we operate or seek to operate. In addition, the federal minimum wage increased to $5.15 per hour effective September 1, 1997. There can be no assurance that we will be able to pass additional increases in labor costs through to our guests in the form of price adjustments and, accordingly, such minimum wage increases could have a material adverse effect on our business, financial condition, results of operations or cash flows.

COMPLIANCE WITH HEALTH, FRANCHISING AND OTHER GOVERNMENT REGULATIONS APPLICABLE TO US COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Each retail location and roasting facility is and will be subject to licensing and reporting requirements by numerous governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments relating to the development and operation of retail locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any or all of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new retail locations or could materially and adversely affect the operation of existing retail locations. In addition, we may not be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective and timely basis in order to construct and develop retail locations in the future.

   We are also subject to federal regulation and certain foreign and state laws that govern the offer and sale of franchises and the franchisor-franchisee relationship. Many foreign and state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some foreign countries and states require companies to register certain materials before franchises can be offered or sold in that country or state. The failure to obtain or retain licenses or registration approvals to sell franchises could delay or preclude franchise sales and otherwise adversely affect our business, financial condition and results of operations. Additionally, any franchise law violations may give existing and future franchisees a basis to bring claims against Diedrich Coffee. Franchise law violation claims could include unfair business practices, negligent misrepresentation, fraud, and statutory franchise investment and/or relationship violations. Remedies may include damages and/or recission of the franchise agreement by the franchisee. These claims may already exist and their assertion against us could adversely affect our business, financial condition, and results of operations. See "Business -- Government Regulation."

GROWTH OF OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

   We have 62 Gloria Jean's franchised stores located outside of the United States and its territories. As part of our growth strategy, we will be seeking franchise developers internationally for Gloria Jean's stores. As a result, our business and operations will be increasingly subject to the risk of changes in economic conditions and, to a lesser extent, changes in social and political conditions inherent in foreign operations, including changes in U.S. laws and regulations relating to foreign trade and investment. In addition, consumer tastes vary from region to region, and consumers located in the regions in which we intend to expand our retail operations may not be as receptive to specialty coffees as consumers in existing markets.

WE MAY LOSE CUSTOMERS WHEN WE CONVERT COFFEE PEOPLE AND COFFEE PLANTATION BRAND COFFEEHOUSES TO THE DIEDRICH COFFEE BRAND.

   Most Coffee People brand and Coffee Plantation retail locations are neighborhood coffeehouses which have loyal customers that are accustomed to and expect Coffee People and Coffee Plantation brand products. We may lose these customers when we convert the coffeehouses to the Diedrich Coffee brand which is planned to occur over the next 12 to 18 months.

Recent Developments

   On July 7, 1999, we completed the acquisition of Coffee People, Inc. Under the terms of the merger agreement, Coffee People stockholders received $23.0 million in cash and 1.5 million shares of the Company's common stock. The acquisition was funded from the proceeds of an offering of 4.6 million shares of the Company's stock. The Coffee People brands acquired as a result of the merger include Coffee People, Coffee Plantation, and Gloria Jean's. We intend to eventually convert the Coffee People and Coffee Plantation coffeehouses to the Diedrich brand.

   Since the acquisition of the Coffee People brands, 39 underperforming Gloria Jean's locations, six of which were company operated, have closed. The closure of these units and other operational shortfalls led to our inability to meet certain financial covenants contained in our Credit Agreement and on June 29, 2000 we announced that we expected to be in default under the Credit Agreement. Our lender, Fleet National Bank, agreed to extend the due date of our June 30, 2000 quarterly principal payment until July 31, 2000 and to forbear until September 30, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. On September 26, 2000, we entered into a First Amendment to Credit Agreement with Fleet National Bank to amend certain terms of the original Credit Agreement. The First Amendment to Credit Agreement provides, among other things, for a significant reduction in required minimum principal amortization payments in fiscal 2001, an acceleration in the maturity date of all amounts owed under the Credit Agreement, an agreement between the parties as to certain assets intended to be sold as well as the allocation of future net asset sale proceeds between the Company and the bank, a reduction in the overall amount of the revolving credit facility and certain new restrictions governing use of the facility, and a modification of the financial covenants and our ability to obtain new third party debt going forward.

   On September 25, 2000, after 3 years as our President and CEO, Timothy J. Ryan announced his retirement from Diedrich Coffee. Effective September 27, 2000, Mr. Ryan will be replaced by J. Michael Jenkins. Mr. Jenkins has over 30 years of experience in the restaurant industry, having served as CEO & Chairman of the Steak & Ale restaurant chain, Executive Vice President of Marriott Corporations Bob's Big Boy Chain, President & CEO of the T.G.I. Friday's chain, President & CEO of Metromedia Steakhouses, CEO of El Chico Restaurants, CEO of Vicorp Restaurants, and CEO of Boston Chicken.

ITEM 2. PROPERTIES.

        Office Space

        We lease approximately 25,000 square feet of office space for administrative offices, warehousing, and training facilities in Irvine, California. The lease for this facility expires in October 2000 and we are presently in the process of negotiating a three year extension. We currently lease approximately 9,400 square feet of office space in Beaverton, Oregon and 1,888 square feet of office space in Tempe, Arizona for our regional offices. We are seeking to sublet or assign the Beaverton lease, which expires in February 2004. Approximately, 6,750 square feet is currently subleased to a third party. The Tempe lease is on a month-to-month basis. We also have a 60,000 square foot roasting facility located in Castroville, California that is leased through December 31, 2005.

        Company-Owned Locations

        In addition, as of June 28, 2000, we were a party to various leases for a total of 100 company operated retail locations. We closed eleven retail locations in fiscal 2000 (six of which were company-operated Gloria Jean's locations, three were Coffee People or Coffee Plantation locations, and two of which were Diedrich Coffee locations), two retail locations and a Denver warehouse in fiscal 1999 and eleven retail locations in fiscal 1998. The majority of these closures are associated with leases which have been terminated, however Diedrich Coffee remains obligated on five others which have been subleased. Our company-operated retail locations on leased premises are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or if renewed, that rents will not increase substantially, both of which would adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial increases or are subject to renewal with a scheduled rent increase, which could result in rents being above fair market value.

        We currently owns the land and buildings in Portland, Oregon at which two of its company-operated Coffee People Oregon drive through espresso bars (Motor Moka(R)) are operated, and an additional vacant parcel of land behind one of the two.

        Under its lease with the Port of Portland for the seven Aero Moka stores at Portland International Airport, we are required to enter into a joint venture with a certified disadvantaged business enterprise for one of its airport stores. Upon entry into the joint venture, we will have a 49 percent ownership in that store.

        Franchised Stores

        All of the our Gloria Jean's locations are operated on leased premises, most situated in regional malls, 216 of which are located in the United States and 62 of which are located in foreign countries. Virtually all of the leased premises occupied by franchised outlets are leased by Gloria Jean's which then enters into sublease agreements with the franchisee on a cost pass-through basis. Gloria Jean's, however, remains obligated under the lease. Gloria Jean's stores are designed to accommodate locations in various sizes, ranging from 170 square foot kiosk outlets (which sell principally coffee drinks and other beverages) to 2,000 square foot full service stores.

ITEM 3. LEGAL PROCEEDINGS.

   In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of September 15, 2000, we were not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of our security holders during the sixteen weeks ended June 28, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Diedrich Coffee's common stock is reported on the NASDAQ National Market System under the symbol "DDRX." The following table sets forth, for the periods indicated, the range of high and low trading prices for the common stock as reported on the NASDAQ National Market System. Diedrich Coffee changed its fiscal year end in July 1999 from the Wednesday nearest January 31 to the Wednesday nearest June 30. This table restates the quarters as if the change in fiscal year occurred in July 1998.


                                                                       PRICE RANGE
                                                                 --------------------------
                     PERIOD                                       HIGH                LOW
                     ------                                       ----                ---
RESTATED FISCAL YEAR ENDED JUNE 30, 1999
    Twelve Weeks Ended September 23, 1998                        7 7/8                4
    Twelve Weeks Ended December 16, 1998                         6 1/2                3 3/8
    Twelve Weeks Ended March 10, 1999                            6 7/8                3 7/8
    Sixteen Weeks Ended June 30, 1999                            7 1/8                4 3/8

FISCAL YEAR ENDED JUNE 28, 2000
    Twelve Weeks Ended September 22, 1999                        6 5/8                4 3/16
    Twelve Weeks Ended December 15, 1999                         5 11/16              4
    Twelve Weeks Ended March 8, 2000                             4 9/16               3 1/4
    Sixteen Weeks Ended June 28, 2000                            3 7/8                2 3/16

FISCAL YEAR ENDED JUNE 27, 2001
    Twelve Weeks Ended September 20, 2000                        2 7/8                1 5/16


        At September 15, 2000, there were 12,616,871 shares outstanding and 643 stockholders of record of Diedrich Coffee's common stock. Diedrich Coffee has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

   In an effort to align our fiscal year with that of Coffee People, which we acquired on July 7, 1999, we changed our year end from a fiscal year ending the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. Accordingly, the selected financial data, includes information as of and for the twenty-two weeks ended June 30, 1999 in addition to the last five fiscal years. The following selected financial data may not be indicative of our future results of operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and should be read in conjunction with our consolidated financial statements and related notes.


                                                   TWENTY-TWO
                                                      WEEKS
                                    YEAR ENDED        ENDED         YEAR ENDED       YEAR ENDED     YEAR ENDED      YEAR ENDED
                                     JUNE 28,        JUNE 30,       JANUARY 27,      JANUARY 28,    JANUARY 29,     JANUARY 31,
                                       2000            1999             1999             1998            1997            1996
                                    ----------     ------------     ------------    ------------    ------------    ------------
                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Net Revenue:
    Retail ........................  $  48,857     $      8,838     $     21,248    $     20,760    $     18,118    $      8,879
    Wholesale and other ...........     18,788            1,415            2,767           2,222           1,694           1,365
    Franchise revenue .............      6,813              109              200              --              --              --
                                     ---------     ------------     ------------    ------------    ------------    ------------
        Total .....................     74,458           10,362           24,215          22,982          19,812          10,244
                                     ---------     ------------     ------------    ------------    ------------    ------------
  Cost and expenses:
    Cost of sales and related
      occupancy costs .............     38,113            4,614           10,955          11,458           9,263           4,409
    Store operating expenses ......     24,708            3,861            8,936          10,447           8,280           3,520
    Other operating expenses ......      1,837              284              634             290             240             277
    Depreciation and
      amortization.................      4,331            1,212            1,941           1,785           1,054             354
    Provision for asset
      impairment and restructuring
      costs........................     16,370              799               --           3,902              --              --
    General and administrative
      expenses ....................     10,439            1,646            4,014           4,006           2,003           1,335
                                     ---------     ------------     ------------    ------------    ------------    ------------
        Total .....................     95,798           12,416           26,480          31,888          20,840           9,895
                                     ---------     ------------     ------------    ------------    ------------    ------------
Operating income (loss) ...........    (21,340)          (2,054)          (2,265)         (8,906)         (1,028)            349
Interest expense and other, net ...     (1,065)            (292)            (293)           (205)            (86)            (34)
                                     ---------     ------------     ------------    ------------    ------------    ------------
Income (loss) before income
  taxes ...........................    (22,405)          (2,346)          (2,558)         (9,111)         (1,114)            315

Income tax expense (benefit)  .....         19                3                4               1            (128)            129
                                     ---------     ------------     ------------    ------------    ------------    ------------
Net income(loss) ..................  $ (22,424)    $     (2,349)    $     (2,562)   $     (9,112)   $       (986)   $        186
                                     =========     ============     ============    ============    ============    ============
Basic income (loss) per common
  share(1).........................      (1.80)           (0.38)           (0.43)          (1.69)          (0.22)             --
                                     =========     ============     ============    ============    ============    ============
Diluted income (loss) per share ...      (1.80)           (0.38)           (0.43)          (1.69)          (0.22)             --
                                     =========     ============     ============    ============    ============    ============
Pro forma net income per
  share(2).........................                                                                                         0.06
                                                                                                                    ============
BALANCE SHEET DATA:
  Working capital (deficiency) ....  $  (4,216)    $     (2,122)    $       (655)   $       (959)   $      1,949    $        (53)
  Total assets ....................     40,330           11,465           12,736          13,948          17,471           5,316
  Long-term debt and long-term
    obligations, less current
    portion .......................     10,256            2,739            2,783           2,817              --             829

  Total stockholders' equity ......     15,122            3,779            6,027           6,835          14,898           3,304


(1) Net income (loss) per share for the year ended January 31, 1996 is not presented due to the noncomparable capital structure

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   In an effort to align our fiscal year with that of Coffee People, which we acquired July 7, 1999, we changed our year end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. References to fiscal 2000 refer to the fiscal year ended June 28, 2000. References to the twenty-two weeks ended June 30, 1999 refers to the transitional period beginning on January 28, 2000 (the first day after the close of fiscal 1999) and ending on June 30, 1999 (the day prior to the start of fiscal 2000). References to fiscal 1999, 1998 and 1997 refer to the fiscal year ended January 27, 1999, January 28, 1998 and January 29, 1997, respectively.

   The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. At the conclusion of fiscal 2000, Diedrich Coffee owned and operated 102 retail locations and had 259 franchised retail locations. We sell high quality coffee beverages made with our own freshly roasted coffee. In addition to brewed coffee, we offer a broad range of espresso based beverages such as espresso, cappuccino, cafe latte, cafe mocha and espresso machiato. To complement beverage sales, we sell light food items and whole bean coffee through our retail locations. In addition, we have a wholesale division that markets our products directly to independent and chain food service establishments as well as to office coffee systems through brokers and sales representatives.

   We grew rapidly in fiscal 1997 and experienced difficulties associated with that growth in fiscal 1998. In March 1997, the Company announced the resignation of Steven Lupinacci, President and Chief Executive Officer. We took a restructuring charge of $3.9 million for closing 12 coffeehouses in fiscal 1998. In addition to closing 11 of these 12 coffeehouses, we opened new coffeehouses in Houston, Texas as well as Irvine and Santa Monica, California. We also entered into an agreement to place coffee carts at premium office locations in Orange County, California; six carts were operating under this agreement at fiscal year end 2000.

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

   Despite the efforts of the interim management team led by Messrs. Goelman and Coin, Diedrich Coffee did not meet its stated goal of cash-flow positive operating results by the end of the last quarter of fiscal 1998. The reasons for the shortfall were several: the increased general and administrative costs associated with the addition of the new executive management team headed by John Martin and Tim Ryan, inadequate and unsuccessful marketing programs, delays in the installation of coffee carts in Orange County and inadequate management of certain labor costs.

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

   According to Diedrich Coffee's strategic plan, the roasting facility in Denver, Colorado was closed in the first quarter of fiscal 1999 and roasting was consolidated in Southern California. We also closed an under-performing store in San Diego, California and one in Denver, Colorado. Four coffee cart locations at premium office buildings owned by the Irvine Company were opened in the first quarter of fiscal 1999.

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

   - Chai Tea and new mocha products, including white chocolate mocha, were added to the menu; and

   -  a new line of holiday merchandise.

   On July 7, 1999, we completed the acquisition of Coffee People, Inc. Under the terms of the merger agreement, Coffee People stockholders received $23.0 million in cash and 1.5 million shares of the Company's common stock. The acquisition was funded from the proceeds of an offering of 4.6 million shares of the Company's stock. The Coffee People brands acquired as a result of the merger include Coffee People, Coffee Plantation, and Gloria Jean's. We intend to eventually convert the Coffee People and Coffee Plantation coffeehouses to the Diedrich brand.

   On September 25, 2000, after 3 years as our President and CEO, Timothy J. Ryan announced his retirement from Diedrich Coffee. Effective September 27, 2000, Mr. Ryan will be replaced by J. Michael Jenkins. Mr. Jenkins has over 30 years of experience in the restaurant industry, having served as CEO & Chairman of the Steak & Ale restaurant chain, Executive Vice President of Mariott Corporations Bob's Big Boy chain, President & CEO of the T.G.I. Friday's chain, President & CEO of Metromedia Steakhouses, CEO of El Chico Restaurants, CEO of Vicorp Restaurants, and CEO of Boston Chicken.

FRANCHISE AREA DEVELOPMENT AGREEMENTS

   Management's franchise development goals are to enter into franchise area development agreements covering major U.S. markets. As of June 28, 2000, Diedrich Coffee had a total of eight area development agreements with commitments for 391 coffeehouses, although one agreement has been terminated since June 28, 2000, and we anticipate the termination of one additional franchise area development agreement in the coming year, which will reduce the number of coffeehouse commitments to 331. To date, three coffeehouses have opened under existing franchise area development agreements and 20 franchised Diedrich Coffee coffeehouses are anticipated to open in fiscal year 2001.

   Management is currently in various stages of discussion and/or negotiations with additional potential area developers. To augment our franchising efforts, Diedrich Coffee added a full-time Vice President of Franchising, Joseph E. Caruso, and additional experienced franchising resources that we have devoted to improving our franchise recruitment capabilities and capture rate. There can be no assurances of positive sales results from these activities.

WHOLESALE

   In fiscal 1998 Diedrich Coffee took significant steps to build its wholesale sales organization and grow this business channel. A new director of the wholesale division, with substantial experience in the coffee business, was hired and the sales staff expanded. These efforts were successful in fiscal 1998, when wholesale sales grew to $2,221,000 of total sales, an increase of 31.1% from the prior year. In fiscal 1999, the wholesale division focused its efforts on upgrading coffee consumed at chain restaurants. As a result, Diedrich Coffee added regional divisions of a number of well-known restaurant groups as wholesale customers such as: Islands Restaurants, Inc., Ruth's Chris Steakhouses (California/ Arizona locations), Culinary Adventures and Claim Jumper. In fiscal 1999, $2,767,000 in wholesale revenue represented an increase of 24.5% from fiscal 1998. In fiscal 2000, Diedrich Coffee expanded its wholesale office coffee service business through a strategic partnership with Keurig.

RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship to total sales, unless otherwise indicated, of certain items included in the Company's statements of income for the years and periods indicated:



                                                         YEAR ENDED        TWENTY-TWO        YEAR ENDED         YEAR ENDED
                                                           JUNE 28,        WEEKS ENDED        JANUARY 27,        JANUARY 28,
                                                            2000          JUNE 30, 1999          1999               1998
                                                        --------------------------------------------------------------------
Net Revenue:
     Retail .......................................            65.6%              85.3%              87.8%              90.3%
     Wholesale and Other ..........................            25.2               13.7               11.4                9.7
     Franchise revenue ............................             9.2                1.0                0.8                 --
                                                        -----------        -----------        -----------        -----------
        Total .....................................           100.0%             100.0%             100.0%             100.0%
                                                        -----------        -----------        -----------        -----------

Cost and Expenses:
     Cost of sales and related occupancy costs(1)..            56.3               45.0%              45.6%              49.9%
     Store operating expenses(2) ..................            44.4               43.2               41.7               50.3
     Other operating expenses(3) ..................             9.8               20.1               22.9               13.0
     Depreciation and amortization ................             5.8               11.7                8.0                7.8
     Asset impairment and restructuring costs .....            22.0                7.7                 --               17.0
     General and administrative expenses ..........            14.0               15.9               16.6               17.4
                                                        -----------        -----------        -----------        -----------
        Total .....................................           128.6              119.8%             109.4%             138.8%
                                                        -----------        -----------        -----------        -----------

Operating loss ....................................           (28.6)%            (19.8)%             (9.4)%            (38.8)%
Interest expense ..................................            (1.8)              (2.7)              (1.6)              (0.8)
Interest and other income (expense), net ..........             0.1               (0.1)               0.4               (0.1)
                                                                           -----------        -----------        -----------
Loss before income taxes ..........................           (30.1)             (22.6)             (10.6)             (39.7)
Income tax expense ................................              --                0.1                 --                 --
                                                        -----------        -----------        -----------        -----------
Net loss ..........................................           (30.1)%            (22.7)%            (10.6)%            (39.7)%
                                                        ===========        ===========        ===========        ===========




(1) As a percentage of sales from retail and wholesale operations
(2) As a percentage of sales from retail operations and franchise fees
(3) As a percentage of sales from wholesale operations

   Coffee People Acquisition. On July 7, 1999, Diedrich Coffee acquired Coffee People in a transaction that was accounted for using the purchase method of accounting; and accordingly, the assets acquired and liabilities assumed were recorded as of their fair values on that date. The results of operations for the year ended June 28, 2000 differ significantly from all prior periods presented because of this acquisition.

   Change in Fiscal Year. In an effort to align our fiscal year with that of Coffee People which Diedrich Coffee acquired on July 7, 1999, we changed our year end from a fiscal year ending the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. Accordingly, the following results of operations include a discussion for the year ended June 28, 2000 compared to the year ended January 27, 1999 and a discussion of the year ended January 27, 1999 compared to the year ended January 28, 1998. In addition, the following results of operations includes a discussion of the 22-week transition period ended June 30, 1999 compared to the 26 weeks ended June 29, 1998, as the seasonal nature of the Company's business does now allow for a meaningful comparison of annualized results for the twenty-two week period ended June 30, 1999, to the fiscal year ended June 28, 2000.

YEAR ENDED JUNE 28, 2000 COMPARED TO YEAR ENDED JANUARY 27, 1999

   Total Revenues. Total revenues for the year ended June 28, 2000 increased 207.5% to $74,458,000 from $24,215,000 for the year ended January 27, 1999. This increase was primarily attributable to the acquisition of Coffee People. Retail revenues for the year ended June 28, 2000 increased 129.9% to $48,857,000 from $21,248,000 for the year ended January 27, 1999. The increase was primarily attributable to the acquisition of company-operated retail coffeehouses in Oregon and Arizona from Coffee People, and to a lesser degree acquired company-operated

Gloria Jean's mall stores. Wholesale and mail order revenues for the year ended June 28, 2000 increased 579.1% to $18,788,000 from $2,767,000 for the year ended January 27, 1999. The increase was primarily attributable to the addition of the Gloria Jean's franchisee operations, which purchases roasted coffee from Diedrich Coffee. Since Diedrich coffee realizes a normal wholesale profit margin on its sale of roasted coffee beans to its Gloria Jean's franchisees, these revenues and related contribution are recorded in the wholesale division's operating results. Franchise revenue increased to $6,813,000 for the year ended June 28, 2000 from $200,000 for the year ended January 27, 1999. Franchise revenue consists of initial franchise fees, franchisee renewal fees, area development fees and royalties received on revenue made at franchised location. As of June 28, 2000, we had 3 franchised Diedrich Coffee coffeehouses, 193 franchised Gloria Jean's mall coffee stores, and 62 international Gloria Jean's franchised locations. The increase in franchise revenue is principally due to the franchised Gloria Jean's coffee stores obtained in our acquisition of Coffee People.

   The percentage increase (decrease) in comparable coffeehouse sales comparing net sales for stores open during the full year in fiscal 2000 to net sales for the same stores in fiscal 1999 was 4.2% for Diedrich stores and (5.9%) combined for Coffee People Oregon and Coffee Plantation Arizona stores which were not owned by the Company during fiscal 1999. There were 39 Diedrich locations and 13 Coffee People Oregon and Coffee Plantation Arizona stores locations involved in this calculation.

   Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the year ended June 28, 2000 increased 247.9% to $38,113,000 from $10,955,000 for the year ended January 27, 1999. As a percentage of total revenue from retail and wholesale, cost of sales and related occupancy costs increased to 56.3% for the year ended June 28, 2000 from 45.6% for the year ended January 27, 1999. This increase is primarily related to the lower margin received on coffee and products sold to Gloria Jean's franchisees in the later period versus sales to retail customers and unrelated wholesale accounts in the earlier period, and the impact of increased occupancy costs.

   Store Operating Expenses. For the year ended June 28, 2000, store operating expenses, as a percentage of total revenue from retail and franchise, increased to 44.4% from 41.7% for the year ended January 27, 1999. This increase can be attributed to an increase in labor expense due to additional staff training at the store level, as well as the addition of the Coffee People Oregon stores. Oregon has a higher minimum wage compared to states in which Diedrich Coffee operated during the prior year.

   Other Operating Expenses. For the year ended June 28, 2000, other operating expenses, as a percentage of wholesale and other revenue, decreased to 9.8% from 22.9% for the year ended January 27, 1999. This decrease can be attributed to the larger revenue base caused by the addition of the Gloria Jean's franchisees.

   Depreciation and Amortization. Depreciation and amortization increased to $4,331,000 for the year ended June 28, 2000 from $1,941,000 for the year ended January 27, 1999. The increase was primarily due to the addition of Coffee People depreciable assets and the amortization of goodwill associated with the acquisition of Coffee People. As a percentage of total revenue, depreciation and amortization decreased to 5.8% for the year ended June 28, 1000 in comparison to 8.0% for the year ended January 27, 1999.

   Asset Impairment and Restructuring Costs. Asset impairment and restructuring costs was $16,370,000 for the year ended June 28, 2000. The charge was primarily attributable to the write-down of goodwill associated with the Coffee People (Gloria Jean's) acquisition.

   General and Administrative Expenses. As a percentage of total revenue, general and administrative expenses decreased to 14.0% in the year ended June 28, 2000 from 16.6% for the year ended January 27, 1999 due to a reduction of general and administrative expenses relative to sales as revenue flows increased and successful execution of the new business plan. The overall level of general and administrative expense is directly related to management's commitment to grow Diedrich Coffee through the continued development of company-owned and franchise locations plus new wholesale channels.

   Interest Expense. Interest expense increased to $1,316,000 for the year ended June 28, 2000 from $385,000 for the year ended January 27, 1999. The increase is primarily due to bank debt incurred in connection with the acquisition of Coffee People.

   Income Taxes. Net operating losses generated in the year ended June 28, 2000, the twenty-two weeks ended June 30, 1999, the years ended January 27, 1999 and January 28, 1998 and prior were carried back or forward as the case may be, and utilized to offset the allowable portion of income tax in fiscal 1996. As of June 28, 2000, a net operating loss for federal income tax purposes of $24,555,000 is available to be utilized against future taxable income for years through fiscal 2014 subject to a possible annual limitation due to the change in ownership rules under the Internal Revenue Code.

TWENTY-TWO WEEKS ENDED JUNE 30, 1999 COMPARED WITH THE TWENTY-SIX WEEKS ENDED JULY 29, 1998

   Total Revenues. Total revenues of $10,362,000 for the twenty-two weeks ended June 30, 1999 were 13.3% lower than the total revenues of $11,953,000 for the twenty-six weeks ended July 29, 1998. Retail revenues of $8,838,000 for the twenty-two weeks ended June 30, 1999 were 16.9% lower than the retail revenues of $10,629,000 for the twenty-six weeks ended July 29, 1998. Wholesale and other revenues for the twenty-two weeks ended June 30, 1999 increased 6.9% to $1,416,000 from $1,324,000 for the twenty-six weeks ended July 29, 1998. Franchise revenues were $109,000 for the twenty-two weeks ended June 30, 1999. The percentage increase in comparable store sales was 3.4% for the twenty-two weeks ended June 30, 1999. This increase was principally a result of improved targeted marketing programs as no price increases were taken. As of June 30, 1999, the Company operated 39 retail locations, whereas as of July 29, 1998, we operated 43 retail locations.

   Cost of Sales and Related Occupancy Costs. Costs of sales and related occupancy costs for the twenty-two weeks ended June 30, 1999 decreased to $4,614,000, compared to $5,395,000 for the twenty-six weeks ended July 29, 1998. As a percentage of total revenue from retail and wholesale, costs of sales and related occupancy costs decreased slightly to 45.0% for the twenty-two weeks ended June 30, 1999 from 45.1% for the twenty-six weeks ended July 29, 1998.

   Store Operating Expenses. For the twenty-two weeks ended June 30, 1999, store operating expenses, as a percentage of retail and franchise, increased to 43.2% from 42.9% for the twenty-six weeks ended July 29, 1998. This increase is primarily the result of increases in labor costs resulting from new training programs implemented at the store level and a provision for inventory reserves for excess accessories of $30,000.

   Other Operating Expenses. For the twenty-two weeks ended June 30, 1999, other operating expenses, as a percentage of wholesale revenue, decreased to 20.1% from 22.3% for the twenty-six weeks ended July 29, 1998. The decrease as a percentage of revenues from the wholesale division reflects the increase in wholesale revenues, as a result of the emphasis placed on adding new chain restaurant accounts.

   Depreciation and Amortization. Depreciation and amortization increased to $1,212,000 for the twenty-two weeks ended June 30, 1999 from $944,000 for the twenty-six weeks ended July 29, 1998. The increase is primarily due to the accelerated depreciation taken on a closed coffeehouse.

   General and Administrative Expenses. For the twenty-two weeks ended June 30, 1999, general and administrative expenses, as a percentage of total revenue, decreased to 15.9% from 17.5% for the twenty-six weeks ended July 29, 1998. This decrease was primarily a result of the elimination of management personnel that were not essential to our current growth strategy.

   Interest Expense. Interest expense increased to $283,000 for the twenty-two weeks ended June 30, 1999 from $197,000 for the twenty-six weeks ended July 29, 1998. The increase is related to a acceleration of non-cash interest related to the fair market value of the warrants, relating to the note payable with Amre Youness, a former director of Diedrich Coffee.

YEAR ENDED JANUARY 27, 1999 COMPARED TO YEAR ENDED JANUARY 28, 1998

   Total Revenues. Total revenues for the year ended January 27, 1999 increased 5.4% to $24,215,000 from $22,982,000 for the year ended January 28, 1998. Retail revenues for the year ended January 27, 1999 increased 2.4% to $21,248,000 from $20,760,000 for the year ended January 28, 1998, despite closing 2 stores in fiscal 1999. Wholesale and mail order revenues for the year ended January 27, 1999 increased 24.5% to $2,767,000 from $2,222,000 for the year ended January 28, 1998.

   The percentage increase in comparable coffeehouse sales comparing total revenues for stores open during the full year in fiscal 1999 to net sales for the same stores in fiscal 1998 was 1.5%. The number of coffeehouses involved in this calculation ranged from 33 to 37 reflecting the number of stores added during fiscal 1998.

   Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the year ended January 27, 1999 decreased to $10,955,000 from $11,458,000 for the year ended January 28, 1998. As a percentage of total revenues from retail and wholesale, cost of sales and related occupancy costs decreased to 45.6% for fiscal 1999 from 49.9% for fiscal 1998. This decreased percentage was the result of average unit volume efficiencies resulting from the closure of low volume locations, lower green coffee prices as well as purchasing efficiencies and the additional efficiencies gained at the coffeehouse level. These more than offset the impact of increased occupancy costs, and an increase in the percentage of total revenues contributed by wholesale revenue.

   Store Operating Expenses. For the year ended January 27, 1999, coffeehouse-operating expenses, as a percentage of total retail revenues, decreased to 42.1% from 50.3% for the year ended January 28, 1998. In fiscal 1998 a one time charge of $1.7 million accounted for 8.2% of retail net revenues.

   Other Operating Expenses. For the year ended January 27, 1999, other operating expenses, as a percentage of wholesale and other net revenues, increased to 22.9% from 13.0% for the year ended January 29, 1997. This increase reflects the costs of additional management and sales staff recruited to further develop the sales of the wholesale division. As a percentage of total revenue, these costs should decrease as wholesale revenues increase.

   Depreciation and Amortization. Depreciation and amortization increased to $1,941,000 for the year ended January 27, 1999 from $1,785,000 for the year ended January 28, 1998, principally due to the asset write-off resulting from the remodel of a coffeehouse, to demonstrate the new Diedrich Coffee prototype.

   General and Administrative Expenses. As a percentage of total revenue, general and administrative expenses decreased to 16.6% in the year ended January 27, 1999 from 17.4% for the year ended January 28, 1998 due to a reduction of general and administrative expenses relative to sales as revenue flows increased and successful execution of the new business plan. The level of general and administrative expense is directly relate to management's commitment to grow the Company through retail locations development, new wholesale channels and franchise area development.

   Interest Expense. Interest expense increased to $385,000 for the year ended January 27, 1999 from $182,000 for the year ended January 28, 1998. The increase is a result of a full year of interest on the $2.5 million in long-term debt and $553,000 in assets under capital leases.

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

                         LIQUIDITY AND CAPITAL RESOURCES

   Diedrich Coffee had working capital deficit, as of June 28, 2000, of $4,216,000 compared to $2,125,000 at June 30, 1999. Cash used in operating activities totaled $649,000 for the year ended June 28, 2000 as compared to cash used in operating activities of $351,000 for the year ended January 27, 1999.

   Net cash used in investing activities for the year ended June 28, 2000 totaled $24,554,000 which consisted primarily of the acquisition of Coffee People and capital expenditures for property and equipment. Net cash provided by financing activities for the year ended June 28, 2000 totaled $27,594,000. This consists of the net proceeds from the issuance of common stock and proceeds from the term loan, net of proceeds on long-term debt and capital lease obligations.

   On July 7, 1999, Diedrich Coffee completed a secondary offering of 4,930,000 shares (including an over-allotment option). All of the shares of common stock were sold on behalf of Diedrich Coffee, of which 330,000 shares of common stock were sold pursuant to the exercise of the underwriters' over-allotment option. The net proceeds of the offering to Diedrich Coffee, after deducting approximately $4.1 million in underwriters' commissions and related expenses, were approximately $25.4 million.

   On July 7, 1999, we entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of Diedrich Coffee's assets and its subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. Diedrich Coffee used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The term loan provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. Diedrich Coffee established the revolving credit facility for future flexibility to remodel existing company-owned coffeehouses, develop new company coffeehouses, and for general corporate purposes. Diedrich Coffee has not drawn down any borrowings under the revolving credit facility since it was established, although it presently has $293,000 of outstanding Letters of Credit backed by the revolving credit facility. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%.

   Due to problems with the Gloria Jean's unit acquired from Coffee People, including the closure of 39 Gloria Jean's locations, 6 of which were company owned, in the year subsequent to the acquisition, we announced on June 29, 2000 that we expected to be in default under our Credit Agreement because of our inability to meet certain financial covenants. We simultaneously announced that on June 27, 2000, we entered into a Letter Agreement with Fleet National Bank under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment until July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. We subsequently made the July 31, 2000 principal payment as required on the extended due date, and on August 17, 2000 we entered into an extension of the June 27, 2000 Letter Agreement which extended through September 30, 2000 the bank's forbearance from exercising any of its default remedies.

   On September 26, 2000, we entered into a First Amendment to Credit Agreement with Fleet National Bank to amend certain terms of the original Credit Agreement. The First Amendment to Credit Agreement provides, among other things, for a significant reduction in required minimum principal amortization payments going forward, an acceleration in the maturity date of all amounts owed under the Credit Agreement, an agreement between the parties as to certain assets intended to be sold as well as the allocation of future net asset sale proceeds between the Company and the bank, the introduction of an additional event of default under the Agreement, a reduction in the overall amount of the revolving credit facility and certain new restrictions governing use of the facility, and a modification of the financial covenants and the Company's ability to obtain new third party debt going forward.

   Specifically, under the terms of the First Amendment to Credit Agreement, no further principal payments on the term loan are required from August 1, 2000 until January 31, 2001. The Company must then pay minimum principal payments of $25,000 per month beginning February 1, 2001, which increase to $100,000 per month beginning July 1, 2001 until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the final maturity date of all remaining amounts owed under the credit Agreement to September 1, 2002. In addition, the Company and the bank identified certain assets that could be sold without interfering with the Company's growth strategy, including two pieces of owned real property under existing company retail locations, which will be leased back from the buyer, a third parcel of owned real property, presently undeveloped, and certain company operated coffeehouses outside of its core southern California market that could be refranchised (with Area Development Agreements). Under the terms of the First Amendment to Credit Agreement, the bank will receive 50% of the net proceeds from any such asset sales. We intend to commence these sales as soon as possible. The interest rate and the timing of (quarterly) interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement.

   The amendment also introduces an additional event of default under the Agreement. The amendment specifies that a materially adverse change in the financial condition of Diedrich Coffee (or any of our subsidiaries), as determined by the bank in its sole and exclusive discretion, is defined as an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes to the Credit Agreement under the terms of the First Amendment to Credit Agreement include a reduction in the revolving credit facility, which the Company had previously been unable to access because of the covenant defaults, from a $3,000,000 limit to $1,293,000 and a restriction that the reduced facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the Company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement the bank waived the previous financial covenant defaults, and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting such ratios in the financial covenants as contained in the original Credit Agreement, the parties agreed to a new covenant under the First Amendment to Credit Agreement which commits the Company to achieving certain minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001.
Such incremental principal repayments (above the scheduled minimum monthly amounts described above) are anticipated to be generated primarily from the 50% of net proceeds to be paid to the bank from future asset sales, the issuance of new debt or equity, or a combination of these sources.

   Diedrich Coffee believes that cash from operations and asset sales will be sufficient to satisfy our working capital needs at the anticipated operating levels, including its obligations under its Credit Agreement modified as described above, for the next twelve months.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after December 15, 2000. Diedrich Coffee has not determined whether the application of this accounting standard will have a material impact on its financial position, results of operations or liquidity.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101") "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin summarizes certain of the staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB101, as amended, is effective for the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. We do not expect the adoption of SAB101 to have a material impact on our consolidated results of operations.

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purpose of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Diedrich Coffee does not believe that the impact of FIN 44 will have a material effect on its financial position or results of operation.

OTHER MATTERS

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

YEAR 2000

   We have addressed the potential business and operational risks associated with the Year 2000. The Year 2000 issue involved the use of a two-digit year field instead of a four-digit year field in the computer systems. If computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. To date, Diedrich Coffee is not aware of the occurrence of any significant Year 2000 problems being reported. Some business risks associated with the Year 2000 issue may remain throughout 2000. However, it is not anticipated that future Year 2000 issues, if any, will have a material adverse effect on Diedrich Coffee.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   DERIVATIVE INSTRUMENTS. Diedrich Coffee does not and did not invest in market risk sensitive instruments in the fiscal 2000. From time to time, we enter into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At June 28, 2000 these commitments totaled $3,421,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but Diedrich Coffee has significant flexibility in selecting the date of the market price to be used in each contract. Diedrich Coffee does not use commodity based financial instruments to hedge coffee or any other commodity Diedrich Coffee as believes there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of Diedrich Coffee's products.

   MARKET RISK. Diedrich Coffee's market risk exposure with regard to financial instruments is to changes in the "adjusted Eurodollar rate". We borrowed $10,666,667 at the adjusted Eurodollar rate plus 3%. At June 28, 2000, a hypothetical 100 basis point increase in the adjusted Eurodollar rate would result in additional interest expense of $107,000 on an annualized basis.

   Diedrich Coffee does not and has not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this item is incorporated herein by reference from the portions of the definitive Proxy Statement captioned "Election of Directors," "Compensation of Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by this item is incorporated herein by reference from the portions of the Definitive Proxy Statement captioned "Compensation of Executive Officers" and "Director Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this item is incorporated herein by reference from the portion of the Definitive Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this item is incorporated herein by reference from the portion of the Definitive Proxy Statement captioned "Certain Transactions Regarding Diedrich Coffee."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements.

        The financial statements required to be filed hereunder are set forth at the end of this Report beginning on page F-1

    2.  Exhibits


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

10.16 Form of Intercreditor Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(7)

10.17          Form of Common Stock and Option Purchase Agreement with Franchise
               Mortgage Acceptance Company dated as of April 3, 1998(8)

10.18          Separation and Release Agreement dated January 28, 1998 with
               Kerry W. Coin(8)

10.19          Employment Agreement with Ann Wride dated April 8, 1998(9)

10.20          Employment Agreement with Catherine Saar dated June 11, 1998(10)

10.21          Form of Franchise Agreement(11)

10.22          Form of Area Development Agreement(11)

10.23          Employment Agreement with Martin R. Diedrich dated June 29, 1998(3)

10.24 Credit Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

10.25 Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

10.26 Securities Pledge Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

10.27 Trademark Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)



10.28          Form of Term Note made in favor of BankBoston, N.A.(12)

10.29          Form of Revolving Note made in favor of BankBoston, N.A.(12)

10.30          Employment Agreement with Matt McGuinness dated effective March
               13, 2000*

10.31          Letter Agreement re: employment with Greg MacIsaac dated February
               25, 2000*

10.32          First Amendment to Credit Agreement*

10.33          Letter Agreement re: employment with J. Michael Jenkins dated
               September 2000*

21.1           List of Subsidiaries*

23.1           The Report on Schedule and Consent of Independent Auditors*

27.1           Financial Data Schedule*

---------------------
         *     Filed with this Form 10-K

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

                                            DIEDRICH COFFEE, INC.


September 26, 2000                          By:     /s/ Timothy J. Ryan
                                               ---------------------------------
                                               Timothy J. Ryan
                                               President, Chief Executive
                                               Officer and Director


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

Signature                                             Title                                      Date
---------                                             -----                                      ----
            /s/ John E. Martin                        Chairman of the Board                      September 26, 2000
----------------------------------------------
John E. Martin


            /s/ Timothy J. Ryan                       President, Chief Executive Officer and     September 26, 2000
----------------------------------------------        Director (Principal Executive Officer)
Timothy J. Ryan


            /s/ Matthew McGuinness                    Senior Vice President and Chief            September 26, 2000
----------------------------------------------        Financial Officer (Principal Financial
Matthew McGuinness                                    and Accounting Officer)


            /s/ Martin R. Diedrich                    Chief Coffee Officer, Vice Chairman of     September 26, 2000
----------------------------------------------        the Board of Directors and Secretary
Martin R. Diedrich


            /s/ Lawrence Goelman                      Director                                   September 26, 2000
----------------------------------------------
Lawrence Goelman


            /s/ Peter Churm                           Director                                   September 26, 2000
----------------------------------------------
Peter Churm


            /s/ Paul Heeschen                         Director                                   September 26, 2000
----------------------------------------------
Paul C. Heeschen

                                                      Director                                   September 26, 2000
----------------------------------------------
Randy Powell

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                          PAGE
                                                                                          ----
Independent Auditors' Report                                                               F-2

Consolidated Balance Sheets                                                                F-3

Consolidated Statements of Operations                                                      F-4

Consolidated Statements of Stockholders' Equity                                            F-5

Consolidated Statements of Cash Flows                                                      F-6

Notes to Consolidated Financial Statements                                                 F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Diedrich Coffee, Inc.:


We have audited the accompanying consolidated balance sheets of Diedrich Coffee, Inc. and subsidiaries as of June 28, 2000 and June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 28, 2000, the twenty-two weeks ended June 30, 1999, and the years ended January 27, 1999 and January 28, 1998. These consolidated financial are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. and subsidiaries as of June 28, 2000 and June 30, 1999, and the results of its operations and its cash flows for the year ended June 28, 2000, the twenty-two weeks ended June 30, 1999, and the years ended January 27, 1999 and January 28, 1998, in conformity with accounting principles generally accepted in the United States of America.


                                                    KPMG LLP


Orange County, California
September 22, 2000, except
  as to paragraphs 3 through 5 of note 6,
  which are as of September 26, 2000

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                               ASSETS (NOTE 6)                                      JUNE 28, 2000       JUNE 30, 1999
                                                                                    -------------       -------------
Current Assets:
   Cash                                                                             $   2,943,554       $     552,124

   Accounts receivable, less allowance for doubtful accounts of $1,137,971 at
       June 28, 2000 and $31,442 at June 30, 1999                                       2,359,015             335,903
   Note receivable                                                                             --             100,000
   Inventories (Note 2)                                                                 4,327,011           1,432,249
   Prepaid expenses                                                                       382,193             153,113
   Income taxes receivable                                                                 16,232              17,686
                                                                                    -------------       -------------
      Total current assets                                                             10,028,005           2,591,075

Property and equipment, net (Notes 3 and 11)                                           15,455,807           7,504,439
Costs in excess of net assets acquired, net of amortization of $745,309
(Notes 4 and 11)                                                                       14,184,306                  --
Note receivable                                                                                --              40,000
Other assets                                                                              661,736           1,329,185
                                                                                    -------------       -------------
      Total assets                                                                  $  40,329,854       $  11,464,699
                                                                                    =============       =============



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current installments of obligations under capital leases (Note 8)                $     390,699       $     169,488
   Current installments of long-term debt (Note 6)                                      1,075,000                  --
   Current note payable (Note 5)                                                               --           1,000,000
   Accounts payable                                                                     6,393,029           1,978,325
   Accrued compensation                                                                 1,612,572             900,565
   Accrued expenses (Note 7)                                                            2,065,078             569,162
   Franchisee deposits                                                                    662,974                  --
   Deferred franchise fee income                                                          796,500                  --
   Provision for store closure                                                          1,246,920                  --
   Restructuring charge (Note 11)                                                             936              95,195
                                                                                    -------------       -------------
      Total current liabilities                                                        14,243,708           4,712,735

Obligations under capital leases, excluding current installments (Note 8)                 659,865             239,049
Long term debt, excluding current installments (Note 6)                                 9,591,667           2,500,000
Deferred rent                                                                             713,025             233,548
                                                                                    -------------       -------------
      Total liabilities                                                                25,208,265           7,685,332
                                                                                    -------------       -------------

Stockholders' Equity:
Common stock, $.01 par value; authorized 25,000,000 shares; issued and                    126,169              61,736
   outstanding 12,616,871 shares at June 28, 2000 and 6,173,538 at
   June 30, 1999

Additional paid-in capital                                                             52,552,412          18,826,473
Accumulated deficit                                                                   (37,556,992)        (15,108,842)
                                                                                    -------------       -------------
      Total stockholders' equity                                                       15,121,589           3,779,367
      Commitments and contingencies (Note 8)
                                                                                    -------------       -------------
      Total liabilities and stockholders' equity                                    $  40,329,854       $  11,464,699
                                                                                    =============       =============


See accompanying notes to consolidated financial statements.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               TWENTY-TWO WEEKS
                                                                  YEAR ENDED              ENDED        YEAR ENDED        YEAR ENDED
                                                                    JUNE 28,           JUNE 30,        JANUARY 27,      JANUARY 28,
                                                                        2000               1999               1999             1998
                                                                ------------       ------------       ------------     ------------
Net Revenue:
    Retail                                                      $ 48,857,304       $  8,837,640       $ 21,248,462     $ 20,759,993
    Wholesale and other                                           18,788,369          1,415,604          2,766,741        2,221,704
    Franchise revenue                                              6,812,690            108,913            200,000               --
                                                                ------------       ------------       ------------     ------------
       Total                                                      74,458,363         10,362,157         24,215,203       22,981,697
                                                                ------------       ------------       ------------     ------------

Cost and Expenses:
    Cost of sales and related occupancy costs                     38,112,813          4,614,028         10,955,197       11,457,612
    Store operating expenses                                      24,708,039          3,861,190          8,935,644       10,447,349
    Other operating expenses                                       1,836,798            284,291            634,124          289,867
    Depreciation and amortization                                  4,330,671          1,211,971          1,941,020        1,785,271
    Provision for asset impairment and restructuring costs        16,370,201            798,551                 --        3,902,332
    General and administrative expenses                           10,439,759          1,645,999          4,013,809        4,005,853
                                                                ------------       ------------       ------------     ------------
       Total                                                      95,798,281         12,416,030         26,479,794       31,888,284
                                                                ------------       ------------       ------------     ------------

Operating loss                                                   (21,339,918)        (2,053,873)        (2,264,591)      (8,906,587)
Interest expense                                                  (1,316,091)          (282,937)          (384,544)        (182,135)
Interest and other income (expense), net                             251,001             (8,960)            90,517          (23,239)
                                                                ------------       ------------       ------------     ------------
Loss before income tax provision                                 (22,405,008)        (2,345,770)        (2,558,618)      (9,111,961)

Income tax expense                                                    18,569              2,800              3,690              800
                                                                ------------       ------------       ------------     ------------
Net loss                                                        $(22,423,577)      $ (2,348,570)      $ (2,562,308)    $ (9,112,761)
                                                                ============       ============       ============     ============
Net loss per share - basic and diluted:                         $      (1.80)      $      (0.38)      $      (0.43)    $      (1.69)
                                                                ============       ============       ============     ============


Weighted average shares outstanding - basic and diluted           12,479,408          6,172,932          5,934,287        5,392,609
                                                                ============       ============       ============     ============

See accompanying notes to consolidated financial statements

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        Common Stock
                                                                               Additional Paid-In    Accumulated
                                                    Shares          Amount           Capital            Deficit            Total
                                                ------------    ------------      ------------       ------------     ------------
     Balance, January 29, 1997                     5,391,650    $     53,917      $ 15,882,046       $ (1,037,735)    $ 14,898,228
     Common stock issued                             350,000           3,500         1,046,500                 --        1,050,000
     Net loss                                             --              --                --         (9,112,761)      (9,112,761)
                                                ------------    ------------      ------------       ------------     ------------

     Balance, January 29, 1998                     5,741,650          57,417        16,928,546        (10,150,496)       6,835,467
     Common stock issued                             200,000           2,000         1,273,000                 --        1,275,000

     Exercise of options and warrants                225,663           2,257           476,979                 --          479,236

     Amortization of options                              --              --            29,507            (29,507)              --
     Net loss                                             --              --                --         (2,562,308)      (2,562,308)
                                                ------------    ------------      ------------       ------------     ------------

     Balance, January 27, 1999                     6,167,313          61,674        18,708,032        (12,742,311)       6,027,395

     Exercise of options and warrants                  6,225              62               (62)                --               --

     Amortization of options                              --              --            17,961            (17,961)              --
     Warrants issued in connection with
     debt (note 6)                                        --              --           100,542                 --          100,542

     Net loss                                             --              --                --         (2,348,570)      (2,348,570)
                                                ------------    ------------      ------------       ------------     ------------

     Balance, June 30, 1999                        6,173,538          61,736        18,826,473        (15,108,842)       3,779,367

     Exercise of options and warrants                 13,333             133            38,199                 --           38,332

     Acquisition of Coffee People and
     proceeds from secondary offering, net
     (note 4)                                      6,430,000          64,300        33,663,167                 --       33,727,467

     Amortization of options                              --              --            24,573            (24,573)              --
     Net loss                                             --              --                --        (22,423,577)     (22,423,577)
                                                ------------    ------------      ------------       ------------     ------------

     Balance, June 28, 2000                       12,616,871    $    126,169      $ 52,552,412       $(37,556,992)    $ 15,121,589
                                                ============    ============      ============       ============     ============



See accompanying notes to consolidated financial statements.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   TWENTY-TWO
                                                                YEAR ENDED        WEEKS ENDED         YEAR ENDED        YEAR ENDED
                                                             JUNE 28, 2000      JUNE 30, 1999   JANUARY 27, 1999  JANUARY 28, 1998
                                                             -------------      -------------   ----------------  ----------------
Cash flows from operating activities:
   Net loss                                                   $(22,423,577)      $(2,348,570)      $(2,562,308)      $(9,112,761)
   Adjustments to reconcile net loss to cash
      provided by (used in)  operating activities:
         Depreciation and amortization                           4,330,671         1,211,971         1,941,020         1,785,271
         Amortization of loan fees                                  79,364                --                --                --
         Restructuring charge                                           --                --                --           987,590
         Provision for asset impairment (note 11)               16,370,201           798,551                --         2,203,217
         Early retirement of note payable (note 5)                      --           100,542                --                --
         Changes in operating assets and liabilities:
            Accounts receivable                                    155,401           (72,252)         (182,023)           28,735
            Inventories                                            485,692          (152,813)           95,683           150,804
            Prepaid expenses                                       339,715            35,880           (31,600)
                                                                                                                          27,670
            Income taxes receivable                                  1,454                --            24,842           242,544
            Other assets                                            89,902           (44,965)           12,392            26,637
            Accounts payable                                     1,668,881           563,258           210,701          (595,926)
            Accrued compensation                                  (173,476)          (69,469)          165,614           186,971
            Accrued expenses                                    (1,955,796)         (158,054)          (73,236)        1,562,055
            Provision for store closure                           (334,872)               --                --                --
            Deferred franchise fees income and
              franchisee deposits                                  638,323                --                --                --
            Deferred rent                                           79,292            13,683            47,634            17,847
                                                              ------------       -----------       -----------       -----------
Net cash used in operating activities                             (648,825)         (122,238)         (351,281)       (2,489,346)
                                                              ------------       -----------       -----------       -----------

Cash flows from investing activities:
   Capital expenditures for property and equipment              (3,446,310)         (402,676)       (1,672,076)       (1,724,397)
   Proceeds from disposal of property and equipment                107,479                --           148,785                --
   Insurance of note receivable                                         --           (40,000)               --                --
   Acquisitions, net of cash acquired                          (21,215,377)       (1,039,766)               --                --
                                                              ------------       -----------       -----------       -----------
Net cash used in investing activities                          (24,554,208)       (1,482,442)       (1,523,291)       (1,724,397)
                                                              ------------       -----------       -----------       -----------

Cash flows from financing activities:
   Proceeds from notes payable                                          --         1,000,000                --                --
   Payments on notes payable                                            --           (44,057)               --                --
   Payments on long-term debt                                   (8,475,024)               --                --        (2,000,000)
   Payments on capital lease obligations                          (884,493)               --           (86,964)               --
   Proceeds from issuance of common stock, net of fees paid     25,350,799                --         1,275,000         1,050,000
   Proceeds from issuance of debt, net of issuance costs        11,603,181                --                --         4,500,000
   Proceeds from stock options exercised                                --                --           479,236                --
                                                              ------------       -----------       -----------       -----------
Net cash provided by financing activities                       27,594,463           955,943         1,667,272         3,550,000
                                                              ------------       -----------       -----------       -----------
Net increase (decrease) in cash                                  2,391,430          (648,737)         (207,300)         (663,743)
Cash at beginning of year                                          552,124         1,200,861         1,408,161         2,071,904
                                                              ------------       -----------       -----------       -----------
Cash at end of year                                           $  2,943,554       $   552,124       $ 1,200,861       $ 1,408,161
                                                              ============       ===========       ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                $  1,038,810       $   133,313       $   299,670       $   154,999
                                                              ============       ===========       ===========       ===========
      Income taxes                                            $     18,569       $     2,800       $     3,690       $       800
                                                              ============       ===========       ===========       ===========
   Non-cash transactions
      Issuance of common stock to acquire Coffee People       $  8,415,000       $        --       $        --       $        --
                                                              ============       ===========       ===========       ===========
      Equipment purchased under capital leases                $         --       $        --       $    54,127       $   498,513
                                                              ============       ===========       ===========       ===========

See accompanying notes to financial statements

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 28, 2000, JUNE 30, 1999, JANUARY 27, 1999, AND JANUARY 28, 1998

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

        Business

                Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler, retailer and franchiser whose brands include Diedrich Coffee, Coffee People, Coffee Plantation and Gloria Jean's. The Company, as of June 28, 2000, owns and operates 102 retail locations and is the franchiser of 259 retail locations. The retail units are located in 37 states and 9 foreign countries. The Company also has over 300 wholesale accounts with businesses and restaurant chains. In addition, the Company operates a large coffee roasting facility in Northern California that supplies freshly roasted coffee beans to its retail locations and wholesale accounts.

        Basis of Presentation and Change in Fiscal Year

               The consolidated financial statements include the accounts of Diedrich Coffee, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions are eliminated. In order to align its fiscal year with that of Coffee People, Inc. ("Coffee People"), which the Company acquired on July 7, 1999 (Note 4), the Company changed its fiscal year end from a fiscal year ending the Wednesday nearest January 31 to a fiscal year ending Wednesday nearest June 30. Accordingly, the transition period statements of operations, stockholders' equity and cash flows for the twenty-two weeks ended June 30, 1999 are not necessarily comparable to the accompanying years ended June 28, 2000, January 27, 1999 and January 28, 1998 nor are they indicative of a full year's results of operations.

        Inventories

               Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method.

        Property and Depreciation

               Property and equipment, including assets under capital leases are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of five to seven years. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases.

               Major renewals and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

        Deferred Financing Costs

               Costs related to the issuance of debt are deferred and amortized using a method which approximates the effective interest method as a component of interest expense over the terms of the respective debt issues.

        Store Pre-opening Costs

               Direct and incremental costs prior to the opening of a coffeehouse location are expensed as incurred.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

        Fair Value of Financial Instruments

               The carrying amounts of cash, accounts receivable, notes receivable, income tax receivable, accounts payable, accrued compensation and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The Company believes the carrying amounts of the Company's notes payable and long-term debt approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates and other terms and conditions are consistent with the currently available to the Company.

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

        Net Income (Loss) per Common Share

               Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all potentially dilutive common shares. Dual presentation of "diluted" earnings per-share reflecting the dilutive effect of all potentially dilutive common shares is also required.

        Costs in Excess of Net Assets Acquired

               Costs in excess of net assets acquired is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years.

        Stock Option Plans

               The Company applies the intrinsic value-method of accounting prescribed by Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Long-Lived Assets and Certain Identifiable Intangibles

               It is the Company's policy to account for long-lived assets, including intangibles, at the lower of amortized cost or fair value. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this assessment indicates that the carrying amount will not be recoverable, as determined by a non-discounted cash flow generated by the asset, the carrying value will be reduced to its estimated fair value based on the discounted cash flows.

        Revenue Recognition

        Retail and wholesale sales are recorded when payment is tendered at point of sale for retail and upon shipment of product for wholesale. Franchise fees are recognized when a franchised coffeehouse begins operations, at which time the Company has performed its obligations related to such fees. Fees received pursuant to development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas are deferred and recognized on a pro rata basis as the franchised coffeehouses subject to the development agreements begin operations. Both franchise and development fees are nonrefundable. Franchise royalties, which are based upon a percentage of franchised coffeehouses' sales, are recognized as earned.

        Advertising and Promotion Costs


               Advertising costs are expensed as incurred. Promotion costs are charged to expense in the period of the promotional event. During the year ended June 28, 2000, the twenty-two weeks ended June 30, 1999, and the year ended January 27, 1999, the retail stores were charged approximately $926,000, $185,000 and $427,000, respectively, which is included in store operating expenses and wholesale was charged approximately $149,000, $22,000 and $56,000, respectively, which is included in other operating expenses, with the remaining amount of $281,000, $233,000 and $377,000, respectively, charged to general and administrative expenses. Additionally, general and administrative expenses included approximately $377,000 for the year ended January 28, 1998.

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

        Reclassifications

               Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

2.      INVENTORIES

        Inventories consist of the following:

                                        JUNE 28, 2000       JUNE 30, 1999
                                       --------------       -------------
Unroasted coffee                       $    1,371,009      $      574,745
Roasted coffee                                789,816             157,115
Accessory and specialty items                 750,667             258,889
Other food, beverage and supplies           1,415,519             441,500
                                       --------------      --------------
                                       $    4,327,011      $    1,432,249
                                       ==============      ==============

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



3.      PROPERTY AND EQUIPMENT

        Property and equipment is summarized as follows:


                                                        JUNE 28, 2000        JUNE 30, 1999
                                                       --------------       --------------
        Land                                           $      786,000       $           --
        Buildings                                             745,000                   --
        Leasehold improvements                              8,386,504            5,896,832
        Equipment                                          12,116,252            4,949,376
        Furniture and fixtures                              1,197,133            1,695,309
        Construction in progress                              307,089              194,659
                                                       --------------       --------------
                                                           23,537,978           12,736,176
        Accumulated depreciation and amortization          (8,082,171)          (5,231,737)
                                                       --------------       --------------
                                                       $   15,455,807       $    7,504,439
                                                       ==============       ==============

        Property under capitalized leases in the amount of $552,641 at June 28, 2000 and June 30, 1999 is included in equipment. Accumulated amortization of this equipment under capitalized leases amounted to $318,715 and $191,625 at June 28, 2000 and June 30, 1999, respectively.

4.      ACQUISITION OF COFFEE PEOPLE, INC.

               On July 7, 1999, the Company acquired Coffee People pursuant to an Agreement and Plan of Merger. The acquisition was affected through the merger of CP Acquisition Corp., an indirect wholly owned subsidiary of the Company, with and into Coffee People. As a result of the acquisition, each share of Coffee People common stock was converted into the right to receive $2.11 in cash and 0.14 shares of the Company's common stock. At the time of the acquisition, Coffee People owned 67 retail stores and franchised 253 retail stores in 36 states and 7 foreign countries under the names Gloria Jean's, Coffee People and Coffee Plantation.

        The Company, in recording the fair value of assets acquired and liabilities assumed, has made certain estimates. These estimates consist primarily of recording property and equipment at estimated fair value. The acquisition has been accounted for as a purchase and the resulting costs in excess of net assets acquired are being amortized using the straight-line method over a 40 year period.

        The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of Coffee People are summarized in the following table.


Fair value of tangible assets acquired      $ 14,883,493
Costs in excess of net assets acquired        29,743,746
Liabilities assumed at fair value            (13,957,096)
Common stock issued                           (8,415,000)
                                            ------------
     Net cash paid for acquisition            22,255,143
Cash acquired in acquisition                   1,761,333
                                            ------------
     Cash paid for acquisition              $ 24,016,476
                                            ============

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

        Details of total purchase and assumed liabilities recorded, and activity in these accounts through June 28, 2000 are summarized in the following table.


Balance at July 7, 2000 acquisition date      $1,824,367
                                              ----------

Personnel                                      1,254,947
Leases                                           249,420
Other                                             10,000
                                              ----------
Total year ended June 28, 2000 activity        1,514,367
                                              ----------

Personnel                                         10,000
Leases                                           300,000
Other                                                 --
                                              ----------
Balance at June 28, 2000                      $  310,000
                                              ==========


        In conjunction with the transaction, the Company acquired 31 corporate owned Gloria Jean's stores, of which 14 we expect to continue to operate as corporate owned Gloria Jean's stores, 12 have been sold to Gloria Jean's franchisees, 5 have been closed as of June 28, 2000. Under the provisions of Emerging Issues Task Force 87-11 Allocation of Purchase Price to Assets to Be Sold, the Company has excluded the operating results of the 17 stores from the condensed consolidated statement of operations for the year ended June 28, 2000. The total revenues excluded from the Company's condensed consolidated statement of operations for the year ended June 28, 2000 totaled $1,654,117, and the related net losses totaled $393,691. Such net losses have been charged against the reserve for disposal of stores. During the fourth quarter of the year ended June 28, 2000, the Company decided to keep seven more of the stores that were originally designated to be closed or disposed of. In accordance with Emerging Issues Task Force 90-6 Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to Acquired Operating Unit to Be Sold, the Company reversed the results of operations out of the reserve and included the results of operations for the first, second and third quarter of these seven stores in the condensed consolidated statement of operation for the year ended June 28, 2000. The impact of the reversal on total revenues in the fourth quarter for the year ended June 28, 2000 was $1,155,101 and the impact on the statement of operations was an additional net loss of $115,632.

        The following table presents selected unaudited pro forma results of operations for the Company, assuming the Coffee People acquisition had occurred on July 1, 1998. The unaudited pro forma results of operations do not include the operating results of the 17 Gloria Jean's Company-owned stores to be closed or disposed of. The pro forma results of operations are not indicative of the results of operations of the combined companies that would have occurred had the acquisition occurred on July 1, 1998, nor are they indicative of future operating results.



                                             Forty-Eight
                                             Weeks Ended
                                            June 30, 1999
                                           ----------------
     Total revenues                          $   77,806,061
     Net loss                                $ (17,317,405)
     Net loss per share - basic & diluted    $       (1.37)
     Weighted average shares outstanding
         - basic & diluted                      12,602,932


        The above pro forma results include the forty-eight weeks ended June 30, 1999 for Diedrich Coffee and fifty-two weeks ended June 26, 1999 for Coffee People.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5. NOTE PAYABLE

     On April 6, 1999, the Company entered into a $1,000,000 loan agreement and security agreement with Amre Youness, a former director of the Company. All outstanding principal was due and payable on April 6, 2000. The loan was secured by the assets of the Company with interest accruing and paid monthly at the prime rate plus 3%. In connection with the loan agreement, the Company issued warrants to Mr. Youness to purchase 70,000 shares of the Company's common stock at a price of $5.625 per share. The fair value of the warrants is estimated to be $100,000. In connection with the acquisition of Coffee People (note 4), the loan was repaid on July 8, 1999. As a result of the early repayment, the Company accelerated amortization of the discount attributable to the warrant fair values resulting in an approximate $100,000 non-cash charge to interest expense during the twenty-two weeks ended June 30, 1999.

6.      DEBT

        Long-term debt consists of the following:

                                                                             JUNE 28, 2000   JUNE 30, 1999
                                                                             -------------   -------------
BANCBOSTON, N.A. (FLEET NATIONAL BANK)
Note payable bearing interest at a rate of 9.63% as of June 28, 2000 and payable in monthly installments of $25,000 beginning February 1, 2001 and increasing to $100,000 beginning July 1, 2001. Due September 1, 2002
Note is secured by the assets of the Company and its
subsidiaries' stock                                                           $10,666,667      $       --

NUVRTY, INC
Note payable bearing interest at prime rate plus 3-1/2%, interest payable monthly.  Note was secured by the assets of the Company
Paid in full July 8, 1999                                                              --       1,000,000


GRANDVIEW TRUST
Note payable bearing interest at prime rate plus 3-1/2%, interest payable monthly.  Note was secured by the assets of the Company
Paid in full July 8, 1999                                                              --         750,000


OCEAN TRUST
Note payable bearing interest at prime rate plus 3-1/2%, interest payable monthly.  Note was secured by the assets of the Company
Paid in full July 8, 1999                                                              --         750,000
                                                                              -----------      ----------
Less current installments                                                       1,075,000              --
                                                                              -----------      ----------

Long-term debt, excluding current installments                                $ 9,591,667      $2,500,000
                                                                              ===========      ==========


On July 7, 1999, the Company entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of the Company's assets and its subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. The Company used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The term loan provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. The Company established the revolving credit facility for future flexibility to remodel existing company-owned coffeehouses, develop new company coffeehouses, and for general corporate purposes. The Company has not drawn

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

down any borrowings under the revolving credit facility since it was established, although it presently has $293,000 of outstanding Letters of Credit backed by the revolving credit facility. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At June 28, 2000, the adjusted Eurodollar rate was 9.88%.

        Due to problems with the Gloria Jean's units acquired from Coffee People, including the closure of 39 Gloria Jean's locations, six of which were company operated, in the year subsequent to the acquisition, we announced on June 29, 2000 that we expected to be in default under our Credit Agreement because of our inability to meet certain financial covenants. We simultaneously announced that on June 27, 2000, we had entered into a Letter Agreement with Fleet National Bank under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment until July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. We subsequently made the July 31, 2000 principal payment as required on the extended due date, and on August 17, 2000 we entered into an extension of the June 27, 2000 Letter Agreement which extended through September 30, 2000 the bank's forbearance from exercising any of its default remedies.

        On September 26, 2000, we entered into a First Amendment to Credit Agreement with Fleet National Bank to amend certain terms of the original Credit Agreement. The First Amendment to Credit Agreement provides, among other things, for a significant reduction in required minimum principal amortization payments going forward, an acceleration in the maturity date of all amounts owed under the Credit Agreement, an agreement between the parties as to certain assets intended to be sold as well as the allocation of future net asset sale proceeds between the Company and the bank, the introduction of an additional event of default under the Agreement, a reduction in the overall amount of the revolving credit facility and certain new restrictions governing use of the facility, and a modification of the financial covenants going forward.

        Specifically, under the terms of the First Amendment to Credit Agreement, no further principal payments on the term loan are required from August 1, 2000 until January 31, 2001. The Company must then pay minimum principal payments of $25,000 per month beginning February 1, 2001, which increase to $100,000 per month beginning July 1, 2001 until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the credit Agreement to September 1, 2002. In addition, the Company and the bank identified certain assets that could be sold without interfering with the Company's growth strategy, including two pieces of owned real property under existing company retail locations, which are expected to be leased back from the buyer, a third parcel of owned real property, presently undeveloped, and certain company operated coffeehouses outside of its core southern California market that could be refranchised (with Area Development Agreements). Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from any such asset sales, which are expected to begin in November 2000 and to be completed by the end of June 2002. The interest rate and the timing of quarterly interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement.

        The amendment also introduces an additional event of default under the Agreement. The amendment specifies that a materially adverse change in the financial condition of the Company (or any of its subsidiaries), as determined by the bank in its sole and exclusive discretion, is defined as an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the revolving credit facility, which the Company had previously been unable to access because of the covenant defaults, from a $3,000,000 limit to $1,293,000, and a restriction that the reduced facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the Company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement the bank waived the previous financial covenant defaults, and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting such ratios in the financial covenants as contained in the original Credit Agreement, the parties agreed to a new covenant under the First Amendment to Credit Agreement which commits the Company to achieving certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001. Such incremental principal repayments (above the scheduled minimum monthly amounts described above) are anticipated to be generated primarily from the 50% of net proceeds to be paid to the bank from future asset sales, the issuance of new debt or equity, or a combination of these sources. Total minimum required principal repayments for the Fleet National Bank debt (including both minimum principal payments and the incremental principal repayments committed to in the modified covenants, as well as the $666,667

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

principal payments made on July 31, 2000) are as follows: $1,075,000 in fiscal 2001; $2,536,900 in fiscal 2002; and $7,054,767 in fiscal 2003.

        On September 30, 1997 the Company entered into a promissory note, term loan agreement and security agreement with Nuvrty, Inc., a Colorado corporation controlled by Amre Youness, a former director of the Company (the "Nuvrty Loan Documents"). All outstanding principal and accrued interest was due and payable on September 30, 2002. The loan was secured by the assets of the Company and provided for borrowings up to $1,000,000 with interest accruing and paid monthly at the prime rate plus 3-1/2%. The Company borrowed the full amount under the loan. In connection with the acquisition of Coffee People (note 4), the Company repaid the loan on July 8, 1999.

        In connection with the Nuvrty Loan Documents, the Company issued a warrant to Nuvrty to purchase 340,000 shares of the Company's common stock at a price of $2.25 per share. The warrants are exercisable immediately and expire on the later of September 30, 2003 or one year following payment in full of the loan.

        On October 16, 1997 the Company entered into parallel promissory notes, term loan agreements and security agreements with the Ocean and Grandview Trusts on terms identical to those entered into with Nuvrty, Inc. (the "Ocean Trust Loan Documents" and the "Grandview Trust Loan Documents", respectively). The Ocean Trust Loan Documents and the Grandview Trust Loan Documents provided for borrowing up to $750,000 from each Trust. Each loan was secured by the assets of the Company. Interest on advances was payable monthly at the prime rate plus 3 _%. The Company borrowed $750,000 under each facility. All outstanding principal and accrued interest was due and payable to each of the Ocean and Grandview Trusts on October 16, 2002. In connection with the acquisition of Coffee People (note 4), the Company repaid the long-term debt on July 8, 1999.

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

7.      ACCRUED EXPENSES

        The following table sets forth details of accrued expenses:


                                            JUNE 28, 2000      JUNE 30, 1999
                                            -------------      -------------
Accrued severance and relocation costs      $     548,346      $          --
Due to franchisee trust accounts                  377,605                 --
Accrued Interest                                  239,252             41,335
Accrued professional fees                         180,000                 --
Accrued legal settlements                         139,852                 --
Other accrued expenses                            580,023            527,827
                                            -------------      -------------
Total accrued expenses                      $   2,065,078      $     569,162
                                            =============      =============

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

8.      COMMITMENTS AND CONTINGENCIES

        LEASE COMMITMENTS

        As of June 28, 2000, the Company leases warehouse and office space in Irvine, California, Castroville, California, Tempe, Arizona, and Beaverton, Oregon and 106 retail locations expiring at various dates through October 2013. The leases for five of the coffeehouse locations are guaranteed by an officer/director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

Future minimum lease payments under non-cancelable operating leases and capital leases as of June 28, 2000 are as follows:


                                             Non-cancelable
Year Ending June                            Operating Leases        Capital Leases
----------------                            ----------------      ----------------
2001 .................................      $      5,340,385      $        390,699
2002 .................................             4,946,555               364,229
2003 .................................             4,604,752               241,876
2004 .................................             4,248,852               201,884
2005 .................................             3,666,502               158,384
Thereafter ...........................             7,871,242                73,152
                                            ----------------      ----------------
                                            $     30,678,288             1,430,224
                                            ================
Less amount representing interest ....                                     379,660
                                                                  ----------------
Present value of minimum lease
  payments (8% to 15%) ...............                                   1,050,564
Less current installments ............                                     390,699
                                                                  ----------------
Obligations under capital leases,
  excluding current installments .....                            $        659,865
                                                                  ================


        Rent expense under operating leases approximated $7,885,763, $811,000, $2,070,000 and $2,232,000 for the year ended June 28, 2000, for the twenty-two weeks ended June 30, 1999 and for the years ended January 27, 1999 and January 28, 1998, respectively.

        PURCHASE COMMITMENTS

        As of June 28, 2000, the Company had entered into fixed price purchase contracts for unroasted coffee aggregating approximately $3,421,000. Such contracts are generally short-term in nature, and the Company believes that their cost approximates fair market value.

        CONTINGENCIES

        In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of September 22, 2000, the Company was not aware of any pending legal proceedings which in the opinion of management, based in part on advice from legal counsel, would adversely affect the Company's financial position or results of operations.

9.      STOCKHOLDERS' EQUITY

        In June 1995, one executive officer was granted options to purchase 131,350 shares of the Company's common stock at $1.45 per share, the estimated fair value of the common stock on the grant date. The options become exercisable upon the occurrence of certain events, including the initial public offering and a change in control (as defined). If not exercisable earlier, the options become exercisable in June 2003 and expire 10 years from the date of grant. In May 1997, the Company and the executive agreed to terms under which 52,167 options were forfeited and the expiration date for the remaining 79,183 was changed to March 12, 1999. During the year ended January 27, 1999, the remaining 79,183 options were exercised.

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

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

        In August 1996, one executive officer was granted options to purchase 120,000 shares of the Company's common stock at an exercise price equal to the initial public offering price per share. The options become exercisable as follows: (a) 100,000 share options vest monthly over three years at the rate of 30% in the first year, 30% in the second year and 40% in the third year, (b) 10,000 share options of which 5,000 options vest immediately upon the commencement of employment and the remaining 5,000 options vest monthly over the first six months of employment and (c) 10,000 share options which fully vest 65 days after the commencement of employment. On September 24, 1997 the Company and the executive agreed to revise the exercise price of these options to $3.00 per share (the closing price of the Company's stock on that date). In January 1998, the Company and the executive agreed to terms under which the employee retained the 62,500 options vested under the foregoing schedule and to grant the right to an additional 17,500 shares vesting on August 31, 1998. The expiration date of these options was changed to November 1, 1998. The remaining 40,000 options listed on the foregoing schedule were canceled.

        On April 25, 1997, the Company's Board of Directors approved the 1997 Non-Employee Director's Stock Option Plan for options for 10,000 shares each were granted to two non-employee directors. These options have an exercise price of $2.75, became vested on April 25, 1998 and expire on April 25, 2007.

        On November 18, 1997, Mr. John E. Martin joined the Company's Board of Directors as Chairman. The Company and Mr. Martin entered into an agreement under which Mr. Martin would be granted the option to purchase 850,000 shares of the common stock of the Company subject to stockholder approval. Mr. Martin and the Company also agreed to terms under which Mr. Martin would purchase 333,333 shares at $3.00 per share in the Company pursuant to a private sales of restricted stock.

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

        On March 30, 1998 the Company agreed to a private placement of 200,000 shares of the Company's common stock to Franchise Mortgage Acceptance Company ("FMAC") at a price of $6.375 (the stock's closing sale price for that day on the Nasdaq National Market). In addition, FMAC also received an option to purchase 100,000 additional shares of the Company's common stock; this option could have been exercised in increments of 25,000 shares or more and expired on April 3, 2000. The exercise prices of this option are as follows: 50,000 shares are exercisable at $10.00 per share and $12.50 per share respectively. This transaction was completed on April 3, 1998. Mr. John E. Martin, Chairman of Diedrich Coffee, Inc., serves on the Board of Directors of FMAC.

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

        Information regarding the Company's stock option plans is summarized below:

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                                Weighted Average
                                                                                   Options       Exercise Price
                                                                                   -------       --------------
              Shares authorized                                                    2,501,350
                                                                                  ==========
              Outstanding at January 29, 1997                                        301,350       $     6.09

5                   Granted                                                        1,885,000       $     5.60
                    Forfeited                                                       (202,167)      $     7.53
                                                                                  ----------
              Outstanding at January 28, 1998                                      1,984,183       $     5.48

                    Granted                                                          308,100       $     7.81
                    Exercised                                                       (164,999)      $     2.26
                    Forfeited                                                        (70,017)      $     3.20
                                                                                  ----------
              Outstanding at January 27, 1999                                      2,057,267       $     6.17

                    Granted                                                          150,000       $     5.89
                    Exercised                                                        (17,500)      $     3.00
                    Forfeited                                                         (4,200)      $     6.82
                                                                                  ----------
              Outstanding at June 30, 1999                                         2,185,567       $     6.17

                    Granted                                                          632,755       $     4.84
                    Exercised                                                        (13,333)      $     2.87
                    Forfeited                                                       (462,567)      $     6.77
                                                                                  ----------
              Outstanding at June 28, 2000                                         2,342,422       $     5.72
                                                                                  ==========

              Weighted-average fair value of options granted:
                    Year ended January 28, 1998                                   $     2.56
                    Year ended January 27, 1999                                   $     4.29
                    Twenty-Two weeks ended  June 30, 1999
                                                                                  $     3.35
                    Year ended June 28, 2000                                      $     4.15

              Options exercisable:
                At January 28, 1998                                                1,125,683
                At January 27, 1999                                                1,169,152
                At June 30, 1999                                                   1,259,645
                At June 28, 2000                                                   1,134,979


        In connection with note payable (Note 4) and debt (Note 5) the Company issued warrants to purchase common stock at a price of $5.625 and $2.25, respectively expiring at various times. As of June 28, 2000, June 30, 1999, January 27, 1999 and January 28, 1998, warrants of 920,000, 920,000, 850,000 and
1,095,000 are outstanding and vested.

The following table summarizes information about stock options outstanding on June 28, 2000:


                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  ------------------------------------------------        ----------------------------
                                                          WEIGHTED           NUMBER         WEIGHTED
                  NUMBER OUTSTANDING       WEIGHTED       AVERAGE          EXERCISABLE       AVERAGE
                          AT          AVERAGE REMAINING   EXERCISE             AT           EXERCISE
                    JUNE 28, 2000        LIFE (YEARS)       PRICE          JUNE 28, 2000      PRICE
                    -------------        ------------       -----         --------------    ---------
$ 2.75 - $ 4.00        938,667               7.11          $ 3.58              741,667       $ 3.59
$ 4.01 - $ 6.00        616,355               8.39          $ 5.19              300,700       $ 4.87
$ 6.01 - $ 9.00        442,400               7.65          $ 7.69               72,612       $ 6.88
$ 9.01 - $ 10.50       345,000               7.32          $ 9.88               20,000       $ 9.99
                     ---------                                               ---------
                     2,342,422                                               1,134,979
                     =========                                               =========

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Pro forma net loss and pro forma net loss per share, as if the fair value-based method has been applied in measuring compensation cost for stock-based awards:

                             Year Ended        Twenty-Two Weeks            Year Ended              Year Ended
                           June 28, 2000       Ended June 30, 1999      January 27, 1999        January 28, 1998
                           -------------       -------------------      ----------------        ----------------
PRO FORMA
    Net Loss               $  (23,481,650)         $   (2,778,604)        $   (3,082,569)        $  (13,588,746)
    Basic and
      diluted loss         $        (1.88)         $        (0.45)        $        (0.52)        $        (2.52)
      per share

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:


                                       Year Ended           Twenty-Two             Year Ended           Year Ended
                                         June 28,           Weeks Ended            January 27,          January 28,
                                           2000            June 30, 1999              1999                 1998
                                       -----------         -------------           -----------          -----------
        Risk free interest rate              6.28%               5.67%                   4.5%                 5.5%
        Expected Life                     6 years             6 years                6 years              6 years
        Expected volatility                    72%                 48%                    53%                 128%
        Expected dividend yield                 0%                  0%                     0%                   0%

10.     INCOME TAXES

        The components of the income tax expense are as follows:


                                YEAR ENDED    TWENTY-TWO       YEAR ENDED   YEAR ENDED
                                 JUNE 28,     WEEKS ENDED     JANUARY 27,   JANUARY 28,
                                   2000      JUNE 30, 1999       1999          1998
                                ----------   -------------    -----------   -----------
Current:
     Federal...............      $    --         $   --         $   --         $ --
     State.................       18,569          2,800          3,690          800
                                 -------         ------         ------         ----
                                  18,569          2,800          3,690          800
                                 -------         ------         ------         ----
Deferred:
     Federal...............           --             --             --           --
     State.................           --             --             --           --
                                 -------         ------         ------         ----
                                 $18,569         $2,800         $3,690         $800
                                 =======         ======         ======         ====

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:


                                                    JUNE 28,             JUNE 30,
                                                      2000                 1999
                                                  ------------          -----------
Deferred tax assets:
  Net operating loss carryforwards .........      $  9,113,494          $ 4,510,807
  Intangible assets ........................           520,245              511,235
  Depreciation .............................           441,563                   --
  Property and equipment impairment ........         2,131,425                   --
  Accrued expenses .........................           642,034              415,099
  Restructure and store closure accurals....           486,664               90,953
  AMT credit ...............................            27,244                1,069
  Other ....................................           100,922                   --
                                                  ------------          -----------
Total gross deferred tax assets ............        13,463,591            5,529,163

Less valuation allowance ...................       (13,463,591)          (5,515,251)
                                                  ------------          -----------
Deferred tax liabilities - depreciation.....                --               13,912
                                                  ------------          -----------
Net deferred tax assets ....................      $         --          $        --
                                                  ============          ===========


        A reconciliation of the statutory Federal income tax rate with the Company's effective income tax expense (benefit) rate is as follows:


                                    YEAR ENDED      TWENTY-TWO WEEKS         YEAR ENDED      YEAR ENDED
                                   JUNE 28, 2000   ENDED JUNE 30, 1999    JANUARY 27, 1999  JANUARY 28, 1998
                                   -------------   -------------------    ----------------  ----------------

Federal statutory rate ........         (34.0)%         (34.0)%                (34.0)%         (34.0)%
State income taxes, net of ....         (3.34)          (3.74)                  (1.6)           (3.3)
Federal benefit
Other .........................          2.66           (0.21)                  (2.8)           (0.1)
Valuation allowance ...........          34.6           38.07                   38.6            37.4
                                         0.08%           0.12%                   0.2%             --%


        As of June 28, 2000, the Company had net operating loss (NOL) carryforwards of approximately $24,555,000 and $17,697,000 for Federal and state purposes, respectively. The Federal NOL is available to offset future federal taxable income through 2014, and the state NOL is available to offset future state taxable income through 2004. The utilization of certain NOL carryforwards could be limited due to restriction imposed under Federal and state laws upon a change in ownership.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 28, 2000 and June 30, 1999.

11. IMPAIRMENT AND RESTRUCTURING CHARGES

        On July 7, 1999, the Company purchased Coffee People (see note 4). Since the acquisition and as announced by the Company on June 29, 2000, the Gloria Jean's division has seen the premature closure of 39 locations, six of which were Company operated, and other significant operating shortfalls. A revised operating plan was developed to restructure and stabilize the division. Consequently, in the fourth quarter of the year ended June 28, 2000, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Assets to Be Disposed of," the Company evaluated the recoverability of the carrying value of its long-lived assets, including intangibles of all its divisions. Considerable management judgement is necessary to estimate future cash flow. As a result of this evaluation, the Company determined that Gloria Jean's estimated future cash flows were insufficient to recover the carrying value of certain of Gloria Jean's long-lived assets. Accordingly, the Company adjusted the carrying value of Gloria Jean's long-lived assets, primarily costs in excess of net assets acquired, resulting in a noncash impairment charge of approximately $14,818,000 against costs in excess of net assets acquired and an additional $343,000 against property and equipment. The Company also recorded an impairment charge for its Diedrich Coffee division in the amount of $423,000 and for its Coffee People and Coffee Plantation divisions in the amount of $786,000. Total asset impairment charges recorded in the fourth quarter of the year ended June 28, 2000 were $16,370,000.

        On March 12, 1997, the Company announced that it was reviewing the performance of all of the Company's coffeehouses to determine which units were not meeting management's long-term operational expectations. As a result of this review, twelve stores were identified to be closed. In connection with the store closures and other related expenses, the Company recorded an impairment provision and restructuring charge totaling approximately $4.6 million in the first quarter of fiscal 1998. Eleven of the twelve stores were closed with eight leases terminated and three locations subleased. In January 1998, management reviewed the progress of all retail operations and determined that one coffeehouse originally designated for closure would remain open. During fiscal 1998, most of the lease terminations provided for in the restructuring had been completed at less cost than originally anticipated. As a result of these two factors, management determined that the remaining restructuring reserve could be reduced by $648,000 to $237,000.

12.     EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:


                                                                          TWENTY-TWO
                                                    YEAR ENDED JUNE    WEEKS ENDED JUNE        YEAR ENDED          YEAR ENDED
                                                       28, 2000            30, 1999         JANUARY 27, 1999       JANUARY 28,
                                                    ---------------     ----------------    ----------------      -------------
NUMERATOR:
      Net loss ..............................        $(22,423,577)        $(2,348,570)        $(2,562,308)        $(9,112,761)
                                                     ============         ===========         ===========         ===========

DENOMINATOR:
      Basic weighted average
      common shares outstanding .............          12,479,408           6,172,932           5,934,287           5,392,609

      Effect of dilutive securities .........                  --                  --                  --                  --
                                                     ------------         -----------         -----------         -----------

      Diluted weighted average
      common shares outstanding .............          12,479,408           6,172,932           5,934,287           5,392,609
                                                     ============         ===========         ===========         ===========

Basic and diluted loss per share ............        $      (1.80)        $     (0.38)        $     (0.43)        $     (1.69)

        For the year ended June 28, 2000, the twenty-two weeks ended June 30, 1999, and the years ended January 27, 1999 and January 28, 1998, employee stock options of 2,342,422, 2,185,567, 2,057,267 and 1,984,183, respectively, and warrants of 920,000, 920,000, 850,000 and 1,095,000
        (as described in note 5 and 6), were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

13.     SEGMENT INFORMATION

        The Company has three reportable segments which include retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

            Summarized financial information concerning the Company's reportable segments is shown in the following table. The other total assets consist of corporate cash, costs in excess of net assets acquired and corporate property, plant and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, provision for asset impairment and restructuring costs, depreciation and amortization expense and interest expense.


                                                   RETAIL           WHOLESALE       FRANCHISE
                                                 OPERATIONS        OPERATIONS       OPERATIONS         OTHER              TOTAL
                                                ------------       -----------      ----------      ------------       ------------
           Year ended June 28, 2000
           Total revenues                       $ 48,857,304       $18,788,369      $6,812,690      $         --       $ 74,458,363
           Interest expense                               --                --              --         1,316,091          1,316,091
           Depreciation and amortization           2,075,267           668,691              --         1,586,713          4,330,671
           Segment profit (loss) before tax         (135,276)        2,340,734       3,185,220       (27,795,686)       (22,405,008)
           Total assets as of June 28, 2000     $ 13,679,086       $ 2,139,241      $  549,713      $ 23,961,814       $ 40,329,854


                                                   RETAIL           WHOLESALE       FRANCHISE
                                                OPERATIONS          OPERATIONS      OPERATIONS             OTHER              TOTAL
                                                ------------       -----------      ----------      ------------       ------------
Twenty-Two  weeks ended June 30, 1999
Total revenues                                  $  8,837,640       $ 1,415,604      $  108,913      $         --       $ 10,362,157
Interest expense                                          --                --              --           282,937            282,937
Depreciation & amortization                          880,897            59,907              --           271,167          1,211,971
Segment profit (loss) before tax                     407,898          (291,363)        (46,883)       (2,415,422)        (2,345,770)
Total assets as of June 30, 1999                $  6,224,572       $ 1,735,354      $  150,016      $  3,354,757       $ 11,464,699



                                                   RETAIL          WHOLESALE        FRANCHISE
                                                 OPERATIONS        OPERATIONS       OPERATIONS             OTHER              TOTAL
                                                ------------       -----------      ----------      ------------       ------------
Year ended January 27, 1999
Total revenues                                  $ 21,248,462       $ 2,766,741      $  200,000      $         --       $ 24,215,203
Interest expense                                          --                --              --           384,544            384,544
Depreciation and amortization                      1,478,070           115,747              --           347,203          1,941,020
Segment profit (loss) before tax                   1,476,140           392,467         200,000        (4,627,225)        (2,558,618)


                                                   RETAIL          WHOLESALE        FRANCHISE
                                                 OPERATIONS        OPERATIONS       OPERATIONS         OTHER              TOTAL
                                                ------------       -----------      ----------      ------------       ------------
Year ended January 28, 1998
Total revenues                                  $ 20,759,993       $ 2,221,704      $       --      $         --       $ 22,981,697
Interest expense                                          --                --              --           182,135            182,135
Depreciation & amortization                        1,374,932            76,377              --           333,962          1,785,271
Segment profit (loss) before tax                  (5,160,947)          512,313              --        (4,463,327)        (9,111,961)

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



14.         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

            The results of operations for the year ended June 28, 2000, the twenty-two weeks ended June 30, 1999 and the year ended January 27, 1999 were as follows:




                                                       First Quarter     Second Quarter       Third Quarter     Fourth Quarter
                                                       -------------     --------------       -------------     --------------
                                                                       (in thousands, except per share data)
               Year Ended June 28, 2000:
                    Total revenues                            $16,273           $19,133             $16,745            $22,307
                    Operating income (loss)                     (162)               886                 311           (22,375)
                    Net income (loss)                           (389)               599                  79           (22,713)
                    Net income (loss) per share                (0.03)              0.05                0.01             (1.83)

               Twenty-Two Weeks Ended June 30, 1999:
                    Total revenues                             $6,098            $4,264
                    Operating loss                              (470)           (1,584)
                    Net loss                                    (568)           (1,781)
                    Net loss per share                         (0.09)            (0.29)

               Year Ended January 27, 1999:
                    Total revenues                             $5,923            $6,030              $6,043             $6,219
                    Operating loss                              (649)             (677)               (521)              (418)
                    Net loss                                    (746)             (761)               (609)              (446)
                    Net loss per share                         (0.13)            (0.13)              (0.10)             (0.07)


            Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including seasonal nature of our business, which may affect sales volume and food costs. For the year ended June 28, 2000, all quarters have 12 week accounting periods, except the fourth quarter, which has a 16 week accounting period. For the twenty-two weeks ended June 30, 1999, the first quarter had a 13 week accounting period and the second quarter had a 9 week accounting period. For the year ended January 27, 1999, all quarters have 13 week accounting periods.

            In the fourth quarter for the year ended June 28, 2000, the Company recorded an asset impairment charge of $16,370,000 (see note 11).

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        Allowance for
                                      -----------------
                                      Doubtful Accounts

Balance at January 29, 1997              $     4,000
      Charges to operations                   18,134
      Amounts written off                         --
      Adjustments                                 --
                                         -----------
Balance at January 28, 1998                   22,134
      Charges to operations                    7,304
      Amounts written off                         --
      Adjustments                                 --
                                         -----------
Balance at January 27, 1999                   29,438
      Charges to operations                    2,004
      Amounts written off                         --
      Adjustments                                 --
                                         -----------
Balance at June 30, 1999                      31,442
      Charges to operations                  566,299
      Amounts written off                   (773,431)
      Adjustments                                 --
      Acquired through acquisitions        1,313,661
                                         -----------
Balance at June 28, 2000                 $ 1,137,971
                                         ===========

see accompanying independent auditors' report

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

    10.17      Form of Common Stock and Option Purchase Agreement with Franchise
               Mortgage Acceptance Company dated as of April 3, 1998 (8)

    10.18      Separation and Release Agreement dated January 28, 1998 with Kerry W. Coin (8)

    10.19      Employment Agreement with Ann Wride dated April 8, 1998 (9)

    10.20      Employment Agreement with Catherine Saar dated June 11, 1998 (10)

    10.21      Form of Franchise Agreement (11)

    10.22      Form of Area Development Agreement (11)

    10.23      Employment Agreement with Martin R. Diedrich dated June 29, 1998 (3)

    10.24 Credit Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)

    10.25 Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)


    10.26      Securities Pledge Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries
               (12)

    10.27      Trademark Security Agreement, dated, as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries
               (12)

    10.28      Form of Term Note made in favor of BankBoston, N.A. (12)

    10.29      Form of Revolving Note made in favor of BankBoston, N.A. (12)

    10.30      Employment Agreement with Matt McGuinness dated effective March 13, 2000*

    10.31      Letter Agreement re: employment with Greg MacIsaac dated February 25, 2000*

    10.32      First Amendment to Credit Agreement*

    10.33      Letter Agreement re: employment with J. Michael Jenkins dated
               September 2000*

    23.1       The Report on Schedule and Consent of Independent Auditors*

    27.1       Financial Data Schedule*

---------------------
         *     Filed with this Form 10-K

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