Form 10-Q
period 2000-09-20
DIEDRICH COFFEE INC
filed 2000-11-06
CIK 947661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 20, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         COMMISSION FILE NUMBER 0-21203

                              DIEDRICH COFFEE, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                    33-0086628
(State or Other Jurisdiction of Incorporation or Organization)          (IRS Employer Identification No.)

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

     As of November 1, 2000, there were 12,645,356 shares of common stock of the registrant outstanding.

                              DIEDRICH COFFEE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                             PAGE NO.
                                                                                                           --------

Item 1            Financial Statements

                    Condensed Consolidated Balance Sheets........................................              3

                    Condensed Consolidated Statements of Operations..............................              4

                    Condensed Consolidated Statements of Cash Flows..............................              5

                    Notes to Condensed Consolidated Financial Statements.........................              6

Item 2            Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................             10

Item 3            Quantitative and Qualitative Disclosures About Market Risk.....................             15

PART II- OTHER INFORMATION

Item 1            Legal Proceedings..............................................................             15

Item 5            Other Information..............................................................             16

Item 6            Exhibits and Reports on Form 8-K...............................................             17

                  Signatures.....................................................................             20

PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      SEPTEMBER 20, 2000        JUNE 28, 2000
                                                                      -----------------       -----------------
                                                                         (UNAUDITED)

ASSETS (NOTE 3)
Current Assets:
   Cash                                                               $       1,370,889       $       2,943,554
   Accounts receivable                                                        3,241,353               2,359,015
   Inventories (Note 2)                                                       3,819,253               4,327,011
   Prepaid expenses                                                             475,764                 382,193
   Income taxes receivable                                                       16,232                  16,232
                                                                      -----------------       -----------------
     Total current assets                                                     8,923,491              10,028,005

Property and equipment, net                                                  15,004,523              15,455,807
Costs in excess of net assets acquired, net                                  14,008,408              14,184,306
Other assets                                                                    617,979                 661,736
                                                                      -----------------       -----------------
     Total assets                                                     $      38,554,401       $      40,329,854
                                                                      =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current installments of obligations under capital lease            $         390,699       $         390,699
   Current installments of long-term debt (Note 3)                            1,133,000               1,075,000
   Accounts payable                                                           5,996,480               6,393,029
   Accrued compensation                                                       2,138,908               1,612,572
   Accrued expenses                                                           2,205,467               2,065,078
   Franchisee deposits                                                          641,080                 662,974
   Deferred franchise fee income                                                701,637                 796,500
   Provision for store closure                                                1,120,431               1,247,856
                                                                      -----------------       -----------------
     Total current liabilities                                               14,327,702              14,243,708

Obligations under capital lease, excluding current installments                 608,408                 659,865
Long-term debt, excluding current installments (Note 3)                       8,867,000               9,591,667
Deferred rent                                                                   742,166                 713,025
                                                                      -----------------       -----------------
     Total liabilities                                                       24,545,276              25,208,265
                                                                      -----------------       -----------------

Stockholders' Equity:
  Common stock                                                                  126,169                 126,169
  Additional paid-in capital                                                 52,552,412              52,552,412
  Accumulated deficit                                                       (38,669,456)            (37,556,992)
                                                                      ------------------      ------------------
     Total stockholders' equity                                              14,009,125              15,121,589
                                                                      -----------------       -----------------
Commitments and contingencies
     Total liabilities and stockholders' equity                       $      38,554,401       $      40,329,854
                                                                      =================       =================

See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                        TWELVE WEEKS           TWELVE WEEKS
                                                           ENDED                   ENDED
                                                     SEPTEMBER 20, 2000     SEPTEMBER 22, 1999
                                                     ----------------        ----------------
Revenues:
   Retail                                            $     10,610,679        $     10,463,138
   Wholesale and other                                      4,789,761               4,634,569
   Franchise revenue                                        1,477,173               1,174,818
                                                     ----------------        ----------------
     Total revenues                                        16,877,613              16,272,525
                                                     ----------------        ----------------

Cost and Expenses:
   Cost of sales and related occupancy costs                8,447,527               7,961,390
   Store operating expenses                                 4,391,407               3,870,585
   Operations management                                    1,096,946               1,081,766
   Other operating expenses                                   438,446                 462,160
   Depreciation and amortization                            1,038,938                 806,879
   General and administrative expenses                      2,227,132               2,251,828
                                                     ----------------        ----------------
     Total                                                 17,640,396              16,434,608
                                                     ----------------        ----------------

Operating loss                                               (762,783)               (162,083)

Interest expense                                             (358,203)               (286,889)

Interest and other income                                       11,782                  66,681
                                                      ----------------        ----------------

Loss before income tax provision                            (1,109,204)               (382,291)

Income tax provision                                             3,260                   7,200
                                                      ----------------        ----------------

Net loss                                              $    (1,112,464)        $      (389,491)
                                                      ================        ================
Net loss per share - basic and diluted                $         (0.09)        $         (0.03)
                                                      ================        ================


Weighted average shares outstanding - basic and             12,645,356              12,022,467
diluted                                               ================        ================



See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        TWELVE WEEKS              TWELVE WEEKS
                                                                    ENDED SEPTEMBER 20,       ENDED SEPTEMBER 22,
                                                                            2000                      1999
                                                                    ----------------          ----------------
Cash flows from operating activities:
   Net loss                                                         $     (1,112,464)         $       (389,491)
   Adjustments to reconcile net loss to cash used in
      Operating activities:
     Depreciation and amortization                                         1,038,938                   922,385
     Amortization of loan fees                                                39,832                         -
     Changes in assets and liabilities:
       Accounts receivable                                                  (882,338)                 (799,084)
       Inventories                                                           507,758                   (88,149)
       Prepaid expenses                                                      (93,571)                 (286,366)
       Other assets                                                            3,120                   (65,288)
       Accounts payable                                                     (396,549)                 (260,060)
       Accrued compensation                                                  526,336                   274,408
       Accrued expenses and restructuring charge                             140,389                (1,234,032)
       Provision for store closure                                          (244,182)                        -
       Deferred rent                                                          29,141                     7,400
                                                                    ----------------          ----------------
Net cash used in operating activities                                       (443,590)               (1,918,277)
                                                                    -----------------         -----------------

Cash flows from investing activities:
     Capital expenditures for property and equipment                        (410,951)                 (312,516)
     Cash paid for acquisition, net                                                -               (22,937,351)
     Decrease in reserve for stores to be disposed of                              -                  (237,980)
                                                                    ----------------          -----------------
Net cash used in investing activities                                       (410,951)              (23,487,847)
                                                                    -----------------         -----------------


Cash flows from financing activities:
     Proceeds from issuance of common stock                                        -                25,979,511
     Proceeds from the issuance of note
         payable, net of fees paid                                                 -                11,645,558
     Repayment of long-term debt                                            (666,667)               (7,141,691)
     Repayment on capital lease obligations                                  (51,457)                  (94,437)
                                                                    -----------------         -----------------

Net cash (used in) provided by financing activities                         (718,124)               30,388,941
                                                                    -----------------         ----------------
Net increase (decrease) in cash                                           (1,572,665)                4,982,817
Cash at beginning of period                                                2,943,554                   552,124
                                                                    ----------------          ----------------
Cash at end of period                                               $      1,370,889          $      5,534,941
                                                                     ===============           ===============


Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                       $       306,203           $       110,724
                                                                    ===============           ===============
     Income taxes                                                   $          3,260          $         10,806
                                                                    ================          ================

Non-cash transactions:
Issuance of common stock to acquire Coffee People                   $              -          $      8,415,000
                                                                    ================          ================

See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 20, 2000
                                   (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. (the "Company") and subsidiaries have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Information relating to the periods ending prior to July 7, 1999 included in this report relates to the historical operations of Diedrich Coffee, Inc. and, except as otherwise indicated, does not reflect the operations of Coffee People, Inc., which the Company acquired on July 7, 1999. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 28, 2000.

     In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

     Costs in Excess of Net Assets Acquired

     In connection with the fourth quarter of fiscal year 2000 $14.8 million impairment charge taken against costs in excess of net assets acquired, management changed the related amortization periods from 40 years to 30 years for the Gloria Jean's division and 10 years for both the Coffee People and Coffee Plantation divisions. Such revised amortization periods, which became effective in the first quarter of fiscal year 2001, reflect management's best estimate of the underlying periods of recoverability of the costs in excess of net assets acquired.

     Reclassifications

     Certain reclassifications have been made to the September 22, 1999 consolidated financial statements to conform to the September 20, 2000 presentation.

2.   INVENTORIES

     Inventories consist of the following:

                                                           SEPTEMBER 20, 2000     JUNE 28, 2000
                                                           ------------------     -------------
              Green coffee (raw materials)                     $1,353,389            $1,371,009
              Roasted coffee (finished goods)                     650,407               789,816
              Accessory and specialty items                       546,175               750,667
              Other food, beverage and supplies                 1,269,282             1,415,519
                                                                ---------             ---------
                                                               $3,819,253            $4,327,011
                                                               ==========            ==========

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 20, 2000
                                   (UNAUDITED)

3.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                           SEPTEMBER 20, 2000         JUNE 28, 2000
                                                         --------------------         -------------
         BANKBOSTON, N.A. (FLEET NATIONAL BANK)
         Note payable bearing interest at a rate of
         9.88% as of September 20, 2000. Due
         September 1, 2002. Note is secured by the
         assets of the Company and its subsidiaries'
         stock.                                               $10,000,000              $10,666,667
                                                         --------------------         -------------
         Less: current installments                             1,133,000                1,075,000
                                                         --------------------         -------------
         Long-term debt, excluding current                    $ 8,867,000              $ 9,591,667
         installments

     On July 7, 1999, the Company entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of the Company's assets and its subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. The Company used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The term loan provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. The Company established the revolving credit facility for future flexibility to remodel existing company-owned coffeehouses, develop new company coffeehouses, and for general corporate purposes. The Company has not drawn down any borrowings under the revolving credit facility since it was established, although it presently has $284,000 of outstanding Letters of Credit backed by the revolving credit facility. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At June 28, 2000, the effective interest rate was 9.88%.

     Due to various problems encountered in the year subsequent to the acquisition, including the closure of 39 Gloria Jean's locations, six of which were company operated, we announced on June 29, 2000 that we expected to be in default under our Credit Agreement because of our inability to meet certain financial covenants. We simultaneously announced that on June 27, 2000, we had entered into a Letter Agreement with Fleet National Bank under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment until July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. We subsequently made the July 31, 2000 principal payment as required on the extended due date, and on August 17, 2000 we entered into an extension of the June 27, 2000 Letter Agreement which extended through September 30, 2000 the bank's forbearance from exercising any of its default remedies.

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

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 20, 2000
                                   (UNAUDITED)


     Specifically, under the terms of the First Amendment to Credit Agreement, no further principal payments on the term loan are required from August 1, 2000 until January 31, 2001. The Company must then pay minimum principal payments of $25,000 per month beginning February 1, 2001, which increase to $100,000 per month beginning July 1, 2001 until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the Credit Agreement from July 6, 2004 to September 1, 2002. In addition, the Company and the bank identified certain assets that could be sold without interfering with the Company's growth strategy, including two pieces of owned real property under existing company retail locations, which are expected to be leased back from the buyer, a third parcel of owned real property, presently undeveloped, and certain company operated coffeehouses outside of its core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from these sales and any other such asset sales, which are expected to begin in fiscal 2001 and to be completed by the end of June 2002. The interest rate and the timing of quarterly interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement.

     The amendment also introduces an additional event of default under the Agreement. The amendment specifies that a materially adverse change in the financial condition of the Company (or any of its subsidiaries), as determined by the bank in its sole and exclusive discretion, is defined as an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the revolving credit facility, which the Company had previously been unable to access because of the covenant defaults, from a $3,000,000 limit to $1,293,000, and a restriction that the reduced facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the Company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement the bank waived the previous financial covenant defaults, and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting such ratios in the financial covenants as contained in the original Credit Agreement, the parties agreed to a new covenant under the First Amendment to Credit Agreement which commits the Company to achieving certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,000 by March 2001; $708,000 by June 30, 2001; and $1,619,900 by September 30, 2001. Such incremental principal repayments (above the scheduled minimum monthly amounts described above) are anticipated to be generated primarily from the 50% of net proceeds to be paid to the bank from future asset sales, the issuance of new debt or equity, or a combination of these sources.

4. LOSS PER SHARE

     For the twelve weeks ended September 20, 2000 and September 22, 1999, employee stock options to purchase 2,296,725 and 2,151,275 shares of common stock, respectively, and warrants to purchase 920,000 shares of common stock were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 20, 2000
                                   (UNAUDITED)

5.   SEGMENT AND RELATED INFORMATION

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


                                                     RETAIL         WHOLESALE      FRANCHISE
                                                    OPERATIONS      OPERATIONS     OPERATIONS           OTHER              TOTAL
                                                   ------------    ------------   -----------       -------------      ------------
Twelve Weeks ended September 20, 2000

Revenues                                           $10,610,679      $4,789,761      $1,477,173      $       --        $  16,877,613

Interest expense                                          --              --              --             358,203            358,203

Depreciation and amortization                          476,557         171,697            --             390,683          1,038,938

Segment profit (loss) before tax                        58,112         774,660         631,577        (2,573,553)        (1,109,204)
Total assets as of September 20, 2000              $13,564,768      $3,035,601      $  562,234      $ 21,391,798       $ 38,554,401

                                                     RETAIL         WHOLESALE      FRANCHISE
                                                    OPERATIONS      OPERATIONS     OPERATIONS           OTHER             TOTAL
                                                   ------------    ------------   -----------       -------------     ------------
Twelve Weeks ended September 22, 1999

Revenues                                           $10,463,138      $4,634,569      $ 1,174,818       $       --        $16,272,525

Interest expense                                          --              --               --              286,889          286,889

Depreciation and amortization                          448,120          33,716             --              325,043          806,879

Segment profit (loss) before tax                       374,248       1,001,709          692,232         (2,450,480)        (382,291)

Total assets as of June 28, 2000                   $13,679,086      $2,139,241      $   549,713       $ 23,961,814      $40,329,854

6.   SUBSEQUENT EVENT

     On October 3, 2000, the Company signed a franchise area development agreement by and between Gloria Jean's Gourmet Coffees Franchising Corp. and Specialty Beans Holding SDN BHD. The agreement calls for this developer to open 40 Gloria Jean's stores and kiosks over the development period of five years within the geographic area of Thailand. Concurrent with the execution of the agreement, the Company received $300,000 as a non-refundable development fee and franchise fee for satisfaction of the development quota, which will be recognized as franchise revenues on a pro rata basis as the stores subject to the franchise area development agreement begin operations.

     The Company guarantees approximately $289,000 of equipment lease obligations for a coffeehouse operated by one of its developers. In October 2000, the Company was notified by the developer and its lender that the developer was in default of its payment obligations under the lease, and on October 31, 2000 the Company made an installment payment under the lease on behalf of this developer. The Company anticipates the termination of this developer's area development agreement in the current fiscal year. The financial impact to the Company of this guarantee is not yet determinable. The Company has not made any similar guarantees on behalf of its other area developers.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

     We make forward-looking statements in this quarterly report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of Diedrich Coffee's financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

     -    the financial and operating performance of our retail operations;

     -    our ability to regain profitability;

     - our ability to perform within the terms of our amended credit agreement;

     - the successful execution of our growth strategy, which is currently being evaluated;

     -    the impact of competition; and

     -    the availability of working capital.


     Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors and Trends Affecting Diedrich Coffee and Its Business" in our Annual Report on Form 10-K for the fiscal year ended June 28, 2000 and in other reports that we file with the Securities and Exchange Commission.

GENERAL

     The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. We are now the second largest specialty coffee retailer in the United States with annual system-wide sales of more than $150 million. At September 20, 2000, Diedrich Coffee owned and operated 98 retail locations and had 276 franchised retail locations in 38 states and ten foreign countries. Our primary brands are Diedrich Coffee coffeehouses and Gloria Jean's, the nation's largest chain of mall coffee stores. We also own and operate Coffee People and Coffee Plantation coffeehouses, which we may convert to Diedrich coffeehouses. We sell specialty brewed coffee and espresso-based beverages such as cappuccinos, lattes, mochas and espressos and various blended drinks through these company-owned and franchised locations. To complement beverage sales, we also sell light food items, whole bean coffee and accessories at our retail locations. In addition, we have a strong wholesale division that markets our products directly to independent and chain food service establishments, as well as to businesses for office coffee systems through brokers and sales representatives. We also sell our products directly to customers through mail orders and our website.

     In an effort to align our fiscal year with that of Coffee People, Inc., which we acquired on July 7, 1999, we changed our fiscal year end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. References to fiscal 1999 refer to the fiscal year ended January 27, 1999 and references to fiscal 2000 refer to the fiscal year ended June 28, 2000. In connection with the change in fiscal year end, our quarterly periods were changed to include 12 weeks, except for the fourth quarter, which has approximately 16 weeks.

Franchise Area Development Agreements and Franchising Activities

     Management's franchise development approach for Diedrich coffeehouses has been to enter into franchise area development agreements covering major U.S. markets. Recently, management determined that certain franchise area developers would not be able to meet their agreed upon development schedules and has begun the process of terminating their agreements. On September 13, 2000, Diedrich Coffee and an area developer mutually terminated a franchise area development agreement that called for the development of 50 Diedrich Coffee brand coffeehouses in the San Diego, Temecula, and Palm Springs, California area. As of September 20, 2000, Diedrich Coffee had a total of seven area development agreements with commitments for the development of 341 coffeehouses, although two agreements have been terminated since that date. On September 25, 2000, Diedrich Coffee and an area developer mutually terminated a franchise area development agreement that called for the development of ten Diedrich Coffee brand coffeehouses in the states of Montana and Wyoming. Additionally, on November 1, 2000, Diedrich Coffee terminated a franchise area development agreement for the failure to pay area development fees. This agreement called for the development of 50 Diedrich coffeehouses in the following California counties: Kern, San Luis Obispo, Ventura, Santa Barbara, Los Angeles, Orange, and Riverside, along with 17 Diedrich coffeehouses in Nevada. After the termination of these agreements, a total of five franchise area development agreements, with commitments for the development of 264 franchised coffeehouses, remain.

     We anticipate the termination of one additional franchise area development agreement in the current fiscal year which would reduce the number of franchised coffeehouses to be developed pursuant to area development agreements to 214. Diedrich Coffee had provided a guarantee of this area developer's obligations of approximately $289,000 under an equipment lease. As a result of a payment default by this area developer, we have paid one monthly installment under this equipment lease pursuant to this guarantee. We have not made any similar guarantees for obligations of any other area developers.

     On October 3, 2000, Diedrich Coffee, Inc. signed a franchise area development agreement between Gloria Jean's Gourmet Coffees Franchising Corp. and Specialty Beans Holding SDN BHD. The agreement calls for this developer to open 40 Gloria Jean's retail locations over five years within the geographic area of Thailand.

     Management is currently assessing our franchising strategies for both the Diedrich Coffee and Gloria Jean's brands. Our franchising efforts for Diedrich coffeehouses have been temporarily suspended from time to time since June 28, 2000 in order for us to comply with applicable federal and state franchise disclosure requirements and to update our Diedrich Coffee Uniform Franchise Offering Circular ("UFOC"). We also have temporarily suspended selling new Gloria Jean's franchises domestically pending the preparation of stand-alone audited Gloria Jean's financial statements which will be included in our Gloria Jean's UFOC. Presently there are franchise agreements in effect for 18 Gloria Jean's retail locations, which were entered into since the acquisition of Coffee People in July 1999, that contain a guarantee by Diedrich Coffee of Gloria Jean's obligations pursuant to such agreements. Management has determined that it is in the best interests of the company not to include a guarantee by Diedrich Coffee in Gloria Jean's franchise agreements, although we may choose to do so on an individual basis in the future. Pending the generation of audited stand-alone financial statements for Gloria Jean's and registering Gloria Jean's UFOC in applicable states with franchise regulations distinct from federal guidelines which will enable us to sell Gloria Jean's franchises without a Diedrich Coffee guarantee, we are not generally offering Gloria Jean's franchises for sale domestically at present.

Other Recent Developments

     On September 26, 2000, after three years as our President and Chief Executive Officer, Timothy J. Ryan retired from Diedrich Coffee. Effective September 27, 2000, J. Michael Jenkins, who has over 30 years experience in the restaurant industry, was appointed to succeed him as our President and Chief Executive Officer. Effective as of October 20, 2000, our board of directors accepted John E. Martin's offer to transition from an executive Chairman of the Board to a non-executive Chairman of the Board. Additionally, Greg MacIsaac, our Senior Vice President -- Operations has announced his intention to resign, effective November 8, 2000.

     Since the arrival of Mr. Jenkins, the management team has been reassessing our growth strategy. As a result, we have decided not to commence construction and to terminate leases for four company-owned stores in southern California which were scheduled to open in fiscal 2001. We have terminated one of the leases with consent of the landlord and are currently negotiating the termination of the leases for the remaining three locations. In addition, we are negotiating the termination of leases for three company-owned stores located outside of southern California where construction has not commenced.

Seasonality and Quarterly Results

     Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net revenues have not been realized proportionately in each quarter, with net revenues being the highest during the second fiscal quarter which includes the December holiday season. Hot weather tends to reduce revenues. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report and our Annual Report on Form 10-K, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

RESULTS OF OPERATIONS

Twelve Weeks Ended September 20, 2000 Compared with the Twelve Weeks Ended September 22, 1999

     Total revenues. Total revenues for the twelve weeks ended September 20, 2000 increased 3.7% to $16,878,000 from $16,273,000 for the twelve weeks ended September 22, 1999. During this most recent quarter, we derived 62.9% of total revenues from our retail coffeehouse operations. Wholesale and mail order revenue accounted for 28.4% of total revenues and franchise revenues counted for 8.8% of total revenues.

     For the twelve weeks ended September 20, 2000, retail revenues, which includes Diedrich Coffee, Coffee People, Coffee Plantation and Gloria Jean's brand company-owned locations, increased 1.4% to $10,611,000 from $10,463,000 in the twelve weeks ended September 22, 1999. This increase was principally due to the impact of six new company-owned Diedrich coffeehouses, net of the closure or transfer to franchisees of an aggregate of 13 company-owned locations in all of our four brands since June 30, 1999. At September 20, 2000, we owned and operated 98 retail locations. On September 22, 1999, we owned and operated 105 retail locations. Same store sales at Diedrich Coffee coffeehouses open at least one year declined 0.2% for the quarter, as compared with the same period last year. First quarter same store sales at our Coffee People and Coffee Plantation coffeehouses declined 7.1% and 10.2% respectively. Same store sales at company-owned Gloria Jean's locations declined 4.2% during the first quarter compared with the same period last year.

     Wholesale and other revenues increased 3.3% to $4,790,000 in the twelve weeks ended September 20, 2000 from $4,635,000 for the twelve weeks ended September 22, 1999. The increase primarily reflects the expanded wholesale office coffee service through a strategic partnership with Keurig, Inc.

     Franchise revenues, which includes both Diedrich Coffee and Gloria Jean's franchised locations, increased 25.7% to $1,477,000 in the twelve weeks ended September 20, 2000, from $1,175,000 in the twelve weeks ended September 22, 1999. Franchise revenues consists of initial franchise fees and royalties received on sales made at each franchise location. As of September 20, 2000, we had nine franchised Diedrich coffeehouses, 196 franchised Gloria Jean's mall coffee stores and 71 Gloria Jean's franchised international coffee stores.

     Cost of Sales and Related Occupancy Costs. Cost of roasted coffee, dairy, food, paper and bar supplies, accessories and clothing (cost of sales) and rent (related occupancy costs) for the twelve weeks ended September 20, 2000 increased to $8,448,000 from $7,961,000 for the twelve weeks ended September 22, 1999. As a percentage of total revenue, cost of sales and related occupancy costs increased to 50.1% in the twelve weeks ended September 20, 2000 from 48.9% in the twelve weeks ended September 22, 1999. The increase in the cost of sales and related occupancy costs as a percentage of total revenue resulted from several factors. Specifically, during this fiscal quarter, we sold certain non-coffee inventory items, such as cups and merchandise, to outside distributors at our purchase price. These sales are part of a strategy to outsource the distribution of non-coffee items for Gloria Jean's franchisees. Such outsourcing should result in long term benefits for the company. We experienced a decrease in same store sales, which decreased our coffeehouse margins, and utilized higher priced green coffee in certain of our coffee blends. We also expanded our office coffee service through our strategic partnership with Keurig, which sales have lower margins than coffeehouse sales, plus we experienced an overall increase in freight and transportation costs. Finally, occupancy costs increased due to normal lease escalations, and the opening of new company coffeehouses.

     Store Operating Expenses. Store operating expenses increased to $4,391,000 for the twelve weeks ended September 20, 2000 from $3,871,000 for the twelve weeks ended September 22, 1999. As a percentage of retail and franchise revenues, store operating expenses increased to 36.3% in the twelve weeks ended September 20, 2000 from 33.3% in the twelve weeks ended September 22, 1999. This increase in store operating expenses can be primarily attributed to the higher costs of providing a more competitive benefits package to company-owned store level employees.

     Operations Management. Operations management increased to $1,097,000 for the twelve weeks ended September 20, 2000 from $1,082,000 for the twelve weeks ended September 22, 1999. As a percentage of retail and franchise revenues, operations management slightly decreased to 9.1% in the twelve weeks ended September 20, 2000 from 9.3% in the twelve weeks ended September 22, 1999.

     Other Operating Expenses. Other operating expenses (those associated with wholesale and other revenues) decreased to $438,000 in the twelve weeks ended September 20, 2000 from $462,000 in the twelve weeks ended September 22, 1999. These expenses, as a percentage of the revenues from the wholesale division, decreased to 9.2% in the twelve weeks ended September 20, 2000 from 10.0% in the twelve weeks ended September 22, 1999. The decrease can be primarily attributed to a one person reduction in our sales force in our most recent quarter compared to the twelve weeks ended September 22, 1999.

     Depreciation and Amortization. Depreciation and amortization increased to $1,039,000 in the twelve weeks ended September 20, 2000 from $807,000 in the twelve weeks ended September 22, 1999. As a percentage of total revenue, depreciation and amortization increased to 6.2% for the twelve weeks ended September 20, 2000 compared to 5.0% for the twelve weeks ended September 22, 1999. This increase can be primarily attributed to the depreciation expense of six new coffeehouses opened during the latter part of fiscal 2000 and newly acquired equipment in our roasting plant.

     General and Administrative Expenses. General and administrative expenses decreased to $2,227,000 for the twelve weeks ended September 20, 2000 from $2,252,000 for the twelve weeks ended September 22, 1999. As a percentage of total revenue, general and administrative expenses decreased to 13.2% from 13.8%.

     Interest Expense. Interest expense increased to $358,000 for the twelve weeks ended September 20, 2000 from $287,000 for the twelve weeks ended September 22, 1999. This increase was a result of an increase in our interest rate under our $12 million term loan with Fleet National Bank (formerly BankBoston, N.A.) which averaged 9.88% for the twelve weeks ended September 20, 2000 compared to 8.31% for the twelve weeks ended September 22, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our capital requirements in recent years principally through public and private placements of our common stock and long-term debt. We had a working capital deficit of $5,404,000 as of September 20, 2000 compared to working capital deficit of $4,216,000 as of June 28, 2000. Cash used in operating activities for the twelve weeks ended September 20, 2000 totaled $444,000 as compared to $1,918,000 for the twelve weeks ended September 22, 1999.

     Net cash used in investing activities for the twelve weeks ended September 20, 2000 totaled $411,000, which was used for property and equipment expenditures. Net cash used in financing activities for the twelve weeks ended September 20, 2000 totaled $718,000 which consisted of payments of long-term debt and capital leases.

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

     On July 7, 1999, we entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of Diedrich Coffee's assets and its subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. Diedrich Coffee used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The term loan provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. Diedrich Coffee established the revolving credit facility for future flexibility to remodel existing company-owned coffeehouses, develop new company coffeehouses, and for general corporate purposes. Diedrich Coffee has not drawn down any borrowings under the revolving credit facility since it was established, although it presently has $284,000 of outstanding Letters of Credit backed by the revolving credit facility. Amounts outstanding under the Credit Agreement bear interest, at the company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%.

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

     Specifically, under the terms of the First Amendment to Credit Agreement, no further principal payments on the term loan are required from August 1, 2000 until January 31, 2001. The company must then pay minimum principal payments of $25,000 per month beginning February 1, 2001, which increase to $100,000 per month beginning July 1, 2001 until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the final maturity date of all remaining amounts owed under the Credit Agreement from July 6, 2004 to September 1, 2002. In addition, the company and the bank identified certain assets that could be sold, including two pieces of owned real property under existing company retail locations, which would be leased back from the buyer, a third parcel of owned real property, presently undeveloped, and certain company operated coffeehouses outside of its core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank will receive 50% of the net proceeds from these sales and any other such asset sales. We have commenced negotiations with respect to certain of these sales. The interest rate and the timing of quarterly interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement.

     The amendment also introduces an additional event of default under the Agreement. The amendment specifies that a materially adverse change in the financial condition of Diedrich Coffee (or any of our subsidiaries), as determined by the bank in its sole and exclusive discretion, is defined as an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes to the Credit Agreement under the terms of the First Amendment to Credit Agreement include a reduction in the revolving credit facility, which the company had previously been unable to access because of the covenant defaults, from a $3,000,000 limit to $1,293,000 and a restriction that the reduced facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement the bank waived the previous financial covenant defaults, and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the company. In addition to resetting such ratios in the financial covenants as contained in the original Credit Agreement, the parties agreed to a new covenant under the First Amendment to Credit Agreement which commits the company to achieving certain minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,000 by March 2001; $708,000 by June 30, 2001; and $1,619,900 by September 30, 2001.
Such incremental principal repayments (above the scheduled minimum monthly amounts described above) are anticipated to be generated primarily from the 50% of net proceeds to be paid to the bank from future asset sales, the issuance of new debt or equity, or a combination of these sources.

     Diedrich Coffee believes that cash from future operations and borrowings under our existing credit facility will be sufficient to satisfy our working capital needs at anticipated operating levels through the end of fiscal 2001, including our obligations under our Credit Agreement as modified. As a result of the cumulative principal repayments required under the covenants discussed above, we anticipate the need for additional cash to be obtained either through the sale of certain assets, the sale of equity or the placement of subordinated debt, in order to satisfy our working capital requirements and other obligations going forward.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin summarizes certain of the staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective for the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations.


                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

DERIVATIVE INSTRUMENTS

     We did not invest in market risk sensitive instruments in the twelve weeks ended September 20, 2000. From time to time, however, we enter into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At September 20, 2000 these commitments totaled $2,537,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.

     We have not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

MARKET RISK

     Our market risk exposure with regard to financial instruments outstanding as of September 20, 2000 was to changes in an adjusted Eurodollar rate. We borrowed $12 million on July 7, 1999 in connection with our acquisition of Coffee People, which bears interest at our option at Fleet's base rate plus 1.25%, or an adjusted Eurodollar rate plus 3.0%. Diedrich Coffee may convert the interest rate from the Fleet base rate to the adjusted Eurodollar rate at anytime with 3 day's notice. We may convert the interest rate from the adjusted Eurodollar rate to the Fleet base rate at the end of each calendar quarter. At September 20, 2000 the effective interest rate was 9.88%. At September 20, 2000, a hypothetical 100 basis point increase in the rate would result in additional interest expense of $100,000 on an annualized basis. The estimated increase is based upon the outstanding balance of long term debt at September 20, 2000. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

PART II- OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS


     In the ordinary course of its business, we may become involved in legal proceedings from time to time. During the twelve week period ending September 20, 2000, we were not a party to any material legal proceedings.

                            ITEM 5. OTHER INFORMATION

MINIMUM ADVANCE NOTICE OF STOCKHOLDER PROPOSALS

     Diedrich Coffee stockholders are advised that we must be notified by June 27, 2001 (120 days prior to the month and day of mailing the last year's proxy statement) of any proposal or solicitation that any stockholder intends to present at the next annual meeting of stockholders and which the stockholder has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     Set forth below is a list of the exhibits included as part of this Quarterly Report.



  EXHIBIT NO.    DESCRIPTION
      2.1 Form of Agreement and Plan of merger by and between Diedrich Coffee, a California corporation, and Diedrich Coffee, Inc., a Delaware corporation(1)

      2.2 Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People(2)

      3.1      Certificate of Incorporation of the Company(1)

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

     10.6 Letter agreement by and between the Company and John E. Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997(6)

     10.7 Stock Option Plan and Agreement by and between the company and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

     10.8 Common Stock Purchase Agreement by and between the company and John E. Martin under which Mr. Martin agrees to purchase 333,333 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

     10.9 Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997(6)

     10.10 Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

   EXHIBIT NO.   DESCRIPTION
     10.11 Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

     10.12 Form of Promissory Note made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(7)

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

     10.20     Employment Agreement with Catherine Saar dated June 11, 1998(10)

     10.21     Form of Franchise Agreement(11)

     10.22     Form of Area Development Agreement(11)

     10.23     Employment Agreement with Martin R. Diedrich dated June 29,
               1998(3)

     10.24 Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

     10.25 Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

     10.26 Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)


     10.27 Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

     10.28     Form of Term Note made in favor of BankBoston, N.A.(12)

     10.29     Form of Revolving Note made in favor of BankBoston, N.A.(12)

     10.30 Employment Agreement with Matt McGuinness dated effective March 13, 2000 (13)

     10.31 Letter Agreement re: employment with Greg MacIsaac dated February 25, 2000 (13)

     10.32     First Amendment to Credit Agreement dated as of September 26,
               2000(13)

     10.33 Letter Agreement re: employment with J. Michael Jenkins dated September 22, 2000 (13)

     10.34     Letter Agreement re: employment with Carl Mount dated October 29,
               1999*

     10.35 Letter Agreement re: employment with Joseph E. Caruso dated February 28, 2000*

     10.36 Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000*

     10.37     Letter Agreement re: employment with Lisa Steere dated June 12,
               2000*

     11.1      Statement regarding computation of per share earnings*

     21.1      List of Subsidiaries (13)

     27.1      Financial Data Schedule*

------------

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

(13) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K for the fiscal year ended June 28, 2000.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2000     DIEDRICH COFFEE, INC.



                            /s/ J. Michael Jenkins
                            --------------------------------------------
                            J. Michael Jenkins
                            President and Chief Executive Officer
                            (Principal Executive Officer)



                            /s/ Matthew C. McGuinness
                            --------------------------------------------
                            Matthew C. McGuinness
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

   EXHIBIT NO.   DESCRIPTION
   -----------   -----------

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

     10.20       Employment Agreement with Catherine Saar dated June 11,
                 1998(10)

     10.21       Form of Franchise Agreement(11)

     10.22       Form of Area Development Agreement(11)

     10.23       Employment Agreement with Martin R. Diedrich dated June 29,
                 1998(3)

     10.24 Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

     10.25 Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

     10.26 Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

     10.27 Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(12)

     10.28       Form of Term Note made in favor of BankBoston, N.A.(12)

     10.29       Form of Revolving Note made in favor of BankBoston, N.A.(12)

     10.30 Employment Agreement with Matt McGuinness dated effective March 13, 2000(13)

     10.31 Letter Agreement re: employment with Greg MacIsaac dated February 25, 2000(13)

     10.32       First Amendment to Credit Agreement dated as of September 26,
                 2000(13)

     10.33 Letter Agreement re: employment with J. Michael Jenkins dated September 22, 2000(13)

     10.34       Letter Agreement re: employment with Carl Mount dated October
                 29, 1999*

     10.35        Letter Agreement re: employment with Joseph E. Caruso dated
                 February 28, 2000*

     10.36 Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000*

     10.37       Letter Agreement re: employment with Lisa Steere dated June 12,
                 2000*

     11.1        Statement regarding computation of per share earnings*

     21.1        List of Subsidiaries(13)

     27.1        Financial Data Schedule*

------------

 *   Filed with this Form 10-Q.

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

(13) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K for the fiscal year ended June 28, 2000.