Form 10-Q
period 2000-12-13
DIEDRICH COFFEE INC
filed 2001-01-29
CIK 947661

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

                For the quarterly period ended December 13, 2000

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of January 29, 2001, there were 12,645,356 shares of common stock of the registrant outstanding.

================================================================================

                              DIEDRICH COFFEE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                               PAGE NO.
                                                                             --------

Item 1    Financial Statements

            Condensed Consolidated Balance Sheets............................    3

            Condensed Consolidated Statements of Operations..................    4

            Condensed Consolidated Statements of Cash Flows..................    5

            Notes to Condensed Consolidated Financial Statements.............    6

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................   11

Item 3    Quantitative and Qualitative Disclosures About Market Risk.........   16

PART II - OTHER INFORMATION

Item 1    Legal Proceedings..................................................   17

Item 5    Other Information..................................................   17

Item 6    Exhibits and Reports on Form 8-K...................................   18

          Signatures.........................................................   22

PART I - FINANCIAL INFORMATION

ITEM 1.

                              FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 13, 2000       JUNE 28, 2000
                                                                      -----------------       -------------
                                                                         (UNAUDITED)

ASSETS

Current Assets:
   Cash                                                                  $  1,094,275           $  2,943,554
   Accounts receivable                                                      4,503,685              2,359,015
   Inventories (Note 2)                                                     3,796,081              4,327,011
   Prepaid expenses                                                           776,635                382,193
   Income taxes receivable                                                     16,233                 16,232
                                                                         ------------           ------------
     Total current assets                                                  10,186,909             10,028,005


Property and equipment, net                                                14,276,582             15,455,807
Costs in excess of net assets acquired, net                                13,810,812             14,184,306
Other assets                                                                  699,546                661,736
                                                                         ------------           ------------
     Total assets                                                        $ 38,973,849           $ 40,329,854
                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current installments of obligations under capital lease               $    263,177           $    390,699
   Current installments of long-term debt (Note 3)                          2,344,900              1,075,000
   Accounts payable                                                         5,579,261              6,393,029
   Accrued compensation                                                     2,726,071              1,612,572
   Accrued expenses (Note 4)                                                2,079,034              2,065,078
   Franchisee deposits                                                        698,892                662,974
   Deferred franchise fee income                                              958,353                796,500
   Provision for store closure (Note 5)                                     1,068,392              1,247,856
                                                                         ------------           ------------
     Total current liabilities                                             15,718,080             14,243,708

Obligations under capital lease, excluding current installments               683,863                659,865
Long-term debt, excluding current installments (Note 3)                     7,655,101              9,591,667
Deferred rent                                                                 744,103                713,025
                                                                         ------------           ------------
     Total liabilities                                                     24,801,147             25,208,265
                                                                         ------------           ------------

Stockholders' Equity:
Common stock                                                                  126,169                126,169
Additional paid-in capital                                                 52,552,412             52,552,412
Accumulated deficit                                                       (38,505,879)           (37,556,992)
                                                                         ------------           ------------
     Total stockholders' equity                                            14,172,702             15,121,589
                                                                         ------------           ------------
Commitments and contingencies
     Total liabilities and stockholders' equity                          $ 38,973,849           $ 40,329,854
                                                                         ============           ============

     See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                TWELVE WEEKS           TWELVE WEEKS        TWENTY-FOUR WEEKS      TWENTY-FOUR WEEKS
                                             ENDED DECEMBER 13,     ENDED DECEMBER 15,     ENDED DECEMBER 13,     ENDED DECEMBER 15,
                                                    2000                   1999                   2000                   1999
                                             ------------------     ------------------     ------------------     ------------------

Revenues:
   Retail                                      $ 11,572,777           $ 10,971,709           $ 22,239,026           $ 21,434,847
   Wholesale and other                            6,074,264              6,106,783             10,802,793             10,741,352
   Franchise revenue                              1,753,424              2,054,512              3,230,596              3,229,330
                                               ------------           ------------           ------------           ------------
     Total                                       19,400,465             19,133,004             36,272,415             35,405,529
                                               ------------           ------------           ------------           ------------

Cost and Expenses:
   Cost of sales and related occupancy
    costs                                         9,479,402              9,635,694             17,926,930             17,597,084
   Store operating expenses                       4,638,169              4,422,725              9,260,197              8,601,647
   Operations management                          1,288,441              1,458,802              2,587,548              2,694,391
   Depreciation and amortization                  1,065,465                832,197              2,104,402              1,639,076
   General and administrative expenses            2,365,393              1,897,111              4,592,526              4,148,939
                                               ------------           ------------           ------------           ------------
     Total                                       18,836,870             18,246,529             36,471,603             34,681,137
                                               ------------           ------------           ------------           ------------

Operating income (loss)                             563,595                886,475               (199,188)               724,392

Interest expense                                   (357,456)              (327,265)              (715,659)              (614,154)

Interest and other income (loss)                    (25,527)                50,153                (13,745)               116,834
                                               ------------           ------------           ------------           ------------
Income (loss) before income tax
 provision                                          180,612                609,363               (928,592)               227,072

Income tax provision                                 17,035                 10,335                 20,295                 17,535
                                               ------------           ------------           ------------           ------------

Net income (loss)                              $    163,577           $    599,028           $   (948,887)          $    209,537
                                               ============           ============           ============           ============

   Basic net income (loss) per share:          $       0.01           $       0.05           $      (0.08)          $       0.02
                                               ============           ============           ============           ============

   Diluted net income (loss) per share:        $       0.01           $       0.05           $      (0.08)          $       0.02
                                               ============           ============           ============           ============

Weighted average shares outstanding:

       Basic                                     12,645,356             12,615,601             12,645,356             12,319,034

       Diluted                                   12,645,356             13,266,565             12,645,356             13,052,131


         See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            TWENTY-FOUR WEEKS    TWENTY-FOUR WEEKS
                                                            ENDED DECEMBER 13,   ENDED DECEMBER 15,
                                                                  2000                 1999
                                                            ------------------   ------------------

Cash flows from operating activities:
   Net income (loss)                                           $  (948,887)        $    209,537
   Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
     Depreciation and amortization                               2,104,402            1,849,817
     Amortization of loan fees                                     130,360               20,271
     Changes in assets and liabilities:
       Accounts receivable                                      (2,144,670)          (3,085,858)
       Inventories                                                 530,930             (115,132)
       Prepaid expenses                                           (394,442)             (92,260)
       Income taxes receivable                                          --                   --
       Other assets                                               (149,319)             (91,502)
       Accounts payable                                           (813,768)           2,817,274
       Accrued compensation                                      1,113,499               62,374
       Accrued expenses and provision for
        store closings and restructuring costs                      32,263             (637,452)
       Deferred rent                                                31,078               11,927
                                                               -----------         ------------
Net cash (used in) provided by operating activities               (508,553)             948,996
                                                               -----------         ------------

Cash flows from investing activities:
     Capital expenditures for property and equipment              (570,536)            (859,302)
     Cash paid for acquisition, net                                     --          (22,937,362)
     Decrease in reserve for disposal of stores                         --             (273,099)
                                                               -----------         ------------
Net cash used in investing activities                             (570,536)         (24,069,763)
                                                               -----------         ------------


Cash flows from financing activities:
     Proceeds from issuance of common stock                             --           25,350,799
     Proceeds from the issuance of note payable, net of
      fees paid                                                         --           11,603,181
     Repayment of long-term debt                                  (666,666)          (7,808,357)
     Repayment of capital lease obligations                       (103,524)            (290,509)
                                                               -----------         ------------
Net cash (used in) provided by financing activities               (770,190)          28,855,114
                                                               -----------         ------------
Net increase (decrease) in cash                                 (1,849,279)           5,734,347
Cash at beginning of period                                      2,943,554              552,124
                                                               -----------         ------------
Cash at end of period                                          $ 1,094,275         $  6,286,471
                                                               ===========         ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                  $   579,264         $    325,300
                                                               ===========         ============
     Income taxes                                              $    20,295         $     21,141
                                                               ===========         ============

Non-cash transactions:
Issuance of common stock to acquire Coffee People              $        --         $  8,415,000
                                                               ===========         ============


     See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 13, 2000
                                   (UNAUDITED)

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

         Costs in Excess of Net Assets Acquired

         In connection with the fourth quarter of fiscal year 2000 a $14.8 million impairment charge was taken against costs in excess of net assets acquired, and management changed the related amortization period from 40 years to 30 years for the Gloria Jean's division and from 40 years to 10 years for both the Coffee People and Coffee Plantation divisions. Such revised amortization periods, which became effective in the first quarter of fiscal year 2001, reflect management's best estimate of the underlying periods of recoverability of the costs in excess of net assets acquired. The change in amortization periods resulted in additional amortization of $89,000 for the twelve weeks ended December 13, 2000 and $202,000 for the twenty four weeks ended December 13, 2000.

         Reclassifications

         Certain reclassifications have been made to the December 15, 1999 consolidated financial statements to conform to the December 13, 2000 presentation.

2.       INVENTORIES

         Inventories consist of the following:

                                                 DECEMBER 13, 2000    JUNE 28, 2000
                                                 -----------------    -------------
         Green coffee (raw materials)               $  852,636          $1,371,009
         Roasted coffee (finished goods)             1,071,526             789,816
         Accessory and specialty items                 700,190             750,667
         Other food, beverage and supplies           1,171,729           1,415,519
                                                    ----------          ----------
                                                    $3,796,081          $4,327,011
                                                    ==========          ==========

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 13, 2000
                                   (UNAUDITED)

3.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                         DECEMBER 13, 2000      JUNE 28, 2000
                                                         -----------------      -------------

         BANKBOSTON, N.A. (FLEET NATIONAL BANK)
         Note payable bearing interest at a rate
         of 9.88% on $9.333 million and 9.66% on
         $.667 million as of December 13, 2000
         Due September 1, 2002. Note is secured by
         the assets of the Company and its
         subsidiaries' stock                                $10,000,001          $10,666,667
                                                            -----------          -----------

         Less: current installments                           2,344,900            1,075,000
                                                            -----------          -----------
         Long-term debt, excluding current
         installments                                       $ 7,655,101          $ 9,591,667
                                                            ===========          ===========

         On July 7, 1999, the Company entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of the Company's assets and its subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. The Company used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The term loan provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. The Company established the revolving credit facility for future flexibility to remodel existing company-owned coffeehouses, develop new company coffeehouses, and for general corporate purposes. The Company did not draw down any borrowings under the revolving credit facility since it was established, although it presently has $293,000 of outstanding Letters of Credit backed by the revolving credit facility. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At December 13, 2000, the applicable index was 6.88%.

         Due to various problems encountered in the year subsequent to the acquisition of Coffee People, Inc., including the closure of 39 Gloria Jean's locations, six of which were company operated, we announced on June 29, 2000 that we expected to be in default under our Credit Agreement because of our inability to meet certain financial covenants. We simultaneously announced that on June 27, 2000, we had entered into a Letter Agreement with Fleet National Bank under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment until July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. We subsequently made the July 31, 2000 principal payment as required on the extended due date, and on August 17, 2000 we entered into an extension of the June 27, 2000 Letter Agreement which extended through September 30, 2000 the bank's forbearance from exercising any of its default remedies.

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

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 13, 2000
                                   (UNAUDITED)

         Specifically, under the terms of the First Amendment to Credit Agreement, no further scheduled principal payments on the term loan are required from August 1, 2000 until January 31, 2001. The Company must then pay scheduled principal payments of $25,000 per month beginning February 1, 2001, which increase to $100,000 per month beginning July 1, 2001 until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the credit Agreement to September 1, 2002. In addition, the Company and the bank identified certain assets that could be sold without interfering with the Company's growth strategy, including two pieces of owned real property under existing company retail locations, which are expected to be leased back from the buyer, a third parcel of owned real property, presently undeveloped, and certain company operated coffeehouses outside of its core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from any such asset sales. A sale of one of the two owned properties referred to above was completed in late December 2000. The net proceeds received totaled $415,000, of which 50% was paid to the bank, resulting in a $208,000 principal repayment to the bank in early January 2001. The other two properties are presently listed for sale. The computation of the interest rate and the timing of quarterly interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement. The Company made its scheduled quarterly interest payment in late December 2000.

         The amendment also introduces an additional event of default under the Agreement. The amendment specifies that a materially adverse change in the financial condition of the Company (or any of its subsidiaries), as determined by the bank in its sole and exclusive discretion, is defined as an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the revolving credit facility, which the Company had previously been unable to access because of the covenant defaults, from a $3,000,000 limit to $1,293,000, and a restriction that the reduced facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the Company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement the bank waived the previous financial covenant defaults, and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting such ratios in the financial covenants as contained in the original Credit Agreement, the parties agreed to a new covenant under the First Amendment to Credit Agreement which commits the Company to achieving certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,000 by March 31, 2001; $708,000 by June 30, 2001; and $1,619,900 by September 30, 2001. Such incremental principal repayments (above the scheduled minimum monthly amounts described above) are anticipated to be generated primarily from the net proceeds to be paid to the bank from future asset sales, the issuance of new debt or equity, or a combination of these sources. Of the $283,000 due by March 2001, $208,000 has already been paid as a result of the asset sale described above.

4.       ACCRUED EXPENSES

         Accrued expenses represents accrued severance costs, amounts due to franchisee trust accounts, accrued interest, accrued professional fees, accrued legal settlements, and other miscellaneous accruals.

         During the twelve weeks ended December 13, 2000 the company recorded a charge of $220,000 to accrue for its estimated liability associated with its guarantee of an equipment lease for a former franchise area developer. During this same period the company reversed $169,000 of accrued expenses pertaining to accrued legal settlements and other miscellaneous accruals.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 13, 2000
                                   (UNAUDITED)

5.       PROVISION FOR STORE CLOSURE

         Activity in the provision for store closure for the twenty-four weeks ended December 13, 2000 is summarized as follows:

         Balance at June 28, 2000                $1,247,856

            Charges to operations                   197,493

            Disbursements as costs incurred        (178,638)

            Adjustments                            (198,319)
                                                 ----------

         Balance at December 13, 2000            $1,068,392

         During the twelve weeks ended December 13, 2000 the Company recorded a charge of $197,493 for the anticipated costs associated with the termination of six coffeehouse leases that were never developed. During this same period the Company reversed $101,000 of reserves previously provided based upon more favorable than expected lease settlements, and made certain other reclassifications.

6.       EARNINGS PER SHARE

         The Company computed basic net income (loss) per share based on the weighted average number of common shares outstanding during the period presented. Diluted net income (loss) per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares.

         The following table sets forth the computations of basic and diluted net income (loss) per share:

                                                            TWELVE             TWELVE             TWENTY-FOUR         TWENTY-FOUR
                                                          WEEKS ENDED        WEEKS ENDED          WEEKS ENDED         WEEKS ENDED
                                                      DECEMBER 13, 2000   DECEMBER 15, 1999    DECEMBER 13, 2000   DECEMBER 15, 1999
                                                      -----------------   -----------------    -----------------   -----------------

NUMERATOR:
    Net income (loss)                                    $   163,577         $   599,028          $   (948,887)       $   209,537

DENOMINATOR:
    Denominator for basic net income (loss) per
     share - weighted average shares                      12,645,356          12,615,601            12,645,356         12,319,034
    Dilutive potential common shares using
         treasury stock method                                                   650,964                                  733,097
                                                         -----------         -----------          ------------        -----------
Denominator for diluted net income (loss) per share       12,645,356          13,266,565            12,645,356         13,052,131
                                                         ===========         ===========          ============        ===========

BASIC NET INCOME (LOSS) PER SHARE:                       $      0.01         $      0.05          $      (0.08)       $      0.02
                                                         ===========         ===========          ============        ===========

DILUTED NET INCOME (LOSS) PER SHARE:                     $      0.01         $      0.05          $      (0.08)       $      0.02
                                                         ===========         ===========          ============        ===========

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 13, 2000
                                   (UNAUDITED)

         All 2,353,969 outstanding options plus 920,000 warrants to purchase shares of common stock during the twelve weeks and twenty-four weeks ended December 13, 2000 were excluded from the calculation of diluted net income
(loss) per share as their inclusion would have been anti-dilutive.

         Options and warrants to purchase 1,111,725 and 1,386,725 shares of common stock with exercise prices that exceed the weighted average market price of $5.57 and $4.83 during the twelve weeks and twenty-four weeks ended December 15, 1999, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

7.       SEGMENT AND RELATED INFORMATION

         The Company has three reportable segments which include retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses. Summarized financial information concerning the Company's reportable segments is shown in the following tables. The other total assets consist of corporate cash, costs in excess of net assets acquired and corporate property, plant and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, provision for asset impairment and restructuring costs, depreciation and amortization expense and interest expense.

                                                RETAIL        WHOLESALE    FRANCHISE
                                              OPERATIONS     OPERATIONS    OPERATIONS     OTHER            TOTAL
                                             ------------    -----------   ----------   ----------      ------------

Twelve Weeks Ended December 13, 2000

Revenue                                      $ 11,572,777    $ 6,074,264   $1,753,424   $         --    $ 19,400,465
Interest expense                                       --             --           --        357,456         357,456
Depreciation & amortization                       453,503        199,763           --        412,199       1,065,465
Segment profit (loss) before tax                  939,979      1,273,400    1,074,789     (3,107,556)        180,612
Total assets as of December 13, 2000         $ 14,062,236    $ 3,794,274   $1,084,703   $ 20,032,636    $ 38,973,849

                                                RETAIL        WHOLESALE    FRANCHISE
                                              OPERATIONS     OPERATIONS    OPERATIONS     OTHER            TOTAL
                                             ------------    -----------   ----------   ----------      ------------

Twelve Weeks Ended December 15, 1999

Revenue                                      $ 10,971,709    $ 6,106,783   $2,054,512   $         --    $ 19,133,004
Interest expense                                       --             --           --        327,265         327,265
Depreciation & amortization                       497,344         33,716           --        301,137         832,197
Segment profit (loss) before tax                 (127,729)     1,266,965    1,168,586     (1,698,459)        609,363
Total assets as of June 28, 2000             $ 13,679,086    $ 2,139,241   $  549,713   $ 23,961,814    $ 40,329,854

                                                RETAIL        WHOLESALE    FRANCHISE
                                              OPERATIONS     OPERATIONS    OPERATIONS     OTHER            TOTAL
                                             ------------    -----------   ----------   ----------      ------------

Twenty-Four  Weeks ended December 13, 2000
Revenues                                     $ 22,239,026    $10,802,793   $3,230,596                   $ 36,272,415
Interest expense                                       --             --           --        715,659    $    715,659
Depreciation & amortization                       930,060        371,460           --        802,883       2,104,402
Segment profit (loss) before tax                  998,091      2,048,060    1,706,366     (5,681,109)       (928,592)
Total assets as of December 13, 2000         $ 14,062,236    $ 3,794,274   $1,084,703   $ 20,032,636    $ 38,973,849

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 13, 2000
                                   (UNAUDITED)

                                              RETAIL       WHOLESALE    FRANCHISE
                                            OPERATIONS    OPERATIONS    OPERATIONS     OTHER            TOTAL
                                            -----------   -----------   ----------   ----------      -----------

Twenty-Four Weeks ended December 15, 1999

Revenues                                    $21,434,847   $10,741,352   $3,229,330   $         --    $35,405,529
Interest expense                                     --            --           --        614,154    $   614,154
Depreciation & amortization                     983,806        67,432           --        587,838      1,639,076
Segment profit (loss) before tax                246,519     2,268,674    1,860,818     (4,148,939)       227,072
Total assets as of June 28, 2000            $13,679,086   $ 2,139,241   $  549,713   $ 23,961,814    $40,329,854


ITEM 2.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

         We make forward-looking statements in this quarterly report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of Diedrich Coffee's financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

    o   the financial and operating performance of our retail operations;

    o   our ability to maintain profitability over time;

    o   our ability to perform within the terms of our amended credit agreement;

    o   the successful execution of our new growth strategies;

    o   the impact of competition; and

    o   the availability of working capital.

         Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors and Trends Affecting Diedrich Coffee and Its Business" in our Annual Report on Form 10-K for the fiscal year ended June 28, 2000 and in other reports that we file with the Securities and Exchange Commission.

GENERAL

         The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. We are now the second largest specialty coffee retailer in the United States with annual system-wide sales of more than $150 million. At December 13, 2000, Diedrich Coffee owned and operated 98 retail locations and had 285 franchised retail locations in 37 states and ten foreign countries. Our primary brands are Diedrich Coffee coffeehouses and Gloria Jean's, the nation's largest chain of mall-based coffee stores. We also own and operate Coffee People and Coffee Plantation coffeehouses. We sell brewed specialty coffee and espresso-based beverages such as cappuccinos, lattes, mochas and espressos and various blended drinks as well as a wide variety of whole bean coffees through these company-owned and franchised locations. To complement beverage sales, we also sell light food items and other merchandise at our retail locations. In addition, we have a wholesale division that markets our products directly to businesses through office coffee systems as well as to food service establishments. Our products are also sold directly to customers through our website and through mail order.

         In an effort to align our fiscal year with that of Coffee People, Inc., which we acquired on July 7, 1999, we changed our fiscal year end from a fiscal year ending on the Wednesday nearest January 31 to a fiscal year ending on the Wednesday nearest June 30. References to fiscal 2000 refer to the fiscal year ended June 28, 2000, and references to fiscal 2001 refer to the fiscal year ending June 27, 2001. In connection with the change in fiscal year end, our quarterly periods were changed to include 12 weeks, except for the fourth quarter, which has approximately 16 weeks.

Franchise Area Development Agreements and Franchising Activities

         Management's franchising strategy for the Diedrich Coffee brand has changed. Diedrich Coffee will no longer pursue large Area Development Agreements covering major US markets, but rather will seek multi-unit franchisees interested in developing a limited geographic area for the sale of Diedrich Coffee brand coffee products through a variety of non-mall retail venues. Franchising at Diedrich Coffee had been temporarily suspended from time to time since June 28, 2000 in order for us to comply with applicable federal and state franchise disclosure requirements and to update our Diedrich Coffee Uniform Franchise Offering Circular ("UFOC"). We have now resumed offering Diedrich Coffee franchises for sale based upon our updated UFOC.

         We currently have four franchise area development agreements in effect to develop 214 Diedrich Coffee brand coffeehouses. We anticipate the termination of two of these franchise area development agreements in the current fiscal year, which would reduce the number of franchised coffeehouses to be developed pursuant to existing area development agreements to 84.

         Since July 2000, the company has periodically suspended sale of new, domestic franchises at Gloria Jean's in order to update the Gloria Jean's UFOC and to reevaluate our franchising criteria. That review is now complete. Management intends to begin selling Gloria Jeans franchises again on or about February 1, 2001. The franchising strategy for the brand is to seek franchise candidates interested in either single or multi-unit development of Gloria Jean's coffee stores, kiosks and carts in mall locations. We will also continue to grow the Gloria Jean's brand internationally through franchising.

Other Recent Developments

         On January 9, 2001, we announced our plan to relocate Gloria Jeans' administrative support center from Castroville, California to our Irvine, California headquarters to more efficiently provide support to franchisees of our Gloria Jean's subsidiary. Sourcing, roasting and distribution of coffee for all Diedrich Coffee subsidiaries will continue to be conducted at the Castroville roasting facility. Simultaneously, we restructured certain functions in our Irvine headquarters, including the elimination of a number of positions. On a cumulative basis, a total of 31 positions at the Company have been eliminated during the current fiscal year, including the position of President at Gloria Jean's. Projected annualized savings of approximately $3.1 million are expected as a result of these actions and other discretionary cost saving measures taken since the beginning of the fiscal year. At the same time, we also reserved for the cost of closing certain underperforming company operated locations in each of our four brands. There will be a third quarter charge of approximately $1.8 to $2.0 million resulting from these actions.

         The Company is in discussion with one or more potential equity investors. While there is no assurance that a capital raising transaction will be completed, the Company has retained the services of a national investment banking firm, Houlihan Lokey Howard & Zukin, to assist the company and to render a fairness opinion in connection with any equity investment.

         On January 18, 2001, we received a formal notice of deficiency from Nasdaq indicating that within the next 90 days, our stock price must maintain a $1.00 minimum bid price for ten consecutive days. If this condition is not met, Nasdaq will commence the delisting process from the Nasdaq National Market. On January 26, 2001, we received a Nasdaq Staff Determination indicating that Diedrich Coffee fails to comply with the minimum net tangible assets requirement for continued listing set forth in Marketplace Rule 4450(a)(3), and that its securities are, therefore, subject to delisting from the Nasdaq National Market. In light of the discussions with potential equity investors, we intend to request a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and our plan to achieve compliance with the listing requirements. The hearing request will stay any delisting of our securities pending the Panel's decision. However, there can be no assurance that the Nasdaq Listing Qualifications Panel will grant our request for continued listing.

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

RESULTS OF OPERATIONS

Twelve and Twenty-Four Weeks Ended December 13, 2000 Compared with the Twelve and Twenty-Four Weeks Ended December 15, 1999

         Total revenues. Total revenues for the twelve weeks ended December 13, 2000 increased 1.4% to $19,400,465 from $19,133,004 for the twelve weeks ended December 15, 1999. Total revenues for the twenty-four weeks ended December 13, 2000 increased 2.4% to $36,272,415 from $35,405,529 for the twenty-four weeks ended December 15, 1999. During this most recent quarter, we derived 59.7% of total revenues from our retail coffeehouse operations. Wholesale and mail order revenue accounted for 31.3% of total revenues and franchise revenues accounted for 9.0% of total revenues.

         Retail revenues, which includes company operated locations under the Diedrich Coffee, Coffee People, Coffee Plantation and Gloria Jean's brands, for the twelve weeks ended December 13, 2000 increased 5.5% to $11,572,777 from $10,971,709 for the twelve weeks ended December 15, 1999. This increase was due to the opening of new coffeehouses (net of the impact of closed locations), comparable store sales increases in our California and Texas coffeehouses as well as our Gloria Jean's company stores and the transfer of the highest volume Gloria Jean's unit from franchise to corporate operations. The Company also increased menu prices by 2% in its California and Texas Diedrich Coffee locations on June 29, 2000. As of December 13, 2000, we operated 98 retail locations whereas on December 15, 1999, we operated 99 retail locations. The percentage increase (decrease) in system-wide comparable store sales for the fiscal quarter was 1.0% for the Diedrich Coffee coffeehouses, (3.8%) for the Gloria Jean's coffee stores, (9.0%) for the Coffee People coffeehouses (Oregon) and (11.3%) for the Coffee Plantation coffeehouses (Arizona).

         Retail revenues for the twenty-four weeks ended December 13, 2000 increased 3.8% to $22,239,026 from $21,434,847 for the twenty-four weeks ended December 15, 1999. This increase resulted primarily from the same factors cited above. The percentage increase (decrease) in system-wide comparable store sales was 0.3% for the Diedrich Coffee coffeehouses, (0.8%) for the Gloria Jean's coffee stores, (8.1%) for the Coffee People coffeehouses (Oregon), and (9.9%) for the Coffee Plantation coffeehouses (Arizona) during the twenty-four weeks ended December 13, 2000.

         Wholesale and other revenues of $6,074,264 for the most recent quarter did not materially change from $6,106,783 for the twelve weeks ended December 15, 1999. Wholesale and other revenues increased 0.6% to $10,802,793 in the twenty-four weeks ended December 13, 2000 from $10,741,352 for the twenty-four weeks ended December 15, 1999. For both periods increased sales from expanded wholesale office coffee service were offset by a decrease versus the applicable prior year period in the number of Gloria Jean's franchisee units, which purchase roasted coffee from Diedrich Coffee.

         Franchise revenue decreased to $1,753,424 for the twelve weeks ended December 13, 2000, from $2,054,512 for the twelve weeks ended December 15, 1999. Franchise revenue remained flat at $3,230,596 for the twenty-four weeks ended December 13, 2000, compared to $3,229,330 for the twenty-four weeks ended December 15, 1999. Franchise revenue consists of initial franchise fees and royalties received on sales from each franchise location. As of December 13, 2000, we had 12 franchised Diedrich Coffee coffeehouses and 273 Gloria Jean's franchised mall coffee stores. The decrease in second quarter franchise revenue is principally due to the receipt of fewer initial franchise fees, and area development fees, as well as reduced royalties resulting from a 3.5% decrease in franchised Gloria Jean's comparable store sales versus the prior year period.

         Cost of Sales and Related Occupancy Costs. Cost of roasted coffee, dairy, food, paper and bar supplies and accessories (cost of sales) and rent (related occupancy costs) for the twelve weeks ended December 13, 2000 decreased to $9,479,402 from $9,635,694 for the twelve weeks ended December 15, 1999. As a percentage of total revenue, cost of sales and related occupancy costs decreased to 48.9% in the twelve weeks ended December 13, 2000 from 50.4% for the twelve weeks ended December 15, 1999. Cost of sales and related occupancy costs for the twenty-four weeks ended December 13, 2000 increased to $17,926,930 from $17,597,084 for the twenty-four weeks ended December 15, 1999. As a percentage of total revenue, cost of sales and related occupancy costs decreased to 49.4% in the twenty-four weeks ended December 13, 2000 from 49.7% for the twenty-four weeks ended December 15, 1999. The percentage decreases primarily resulted from favorable green coffee purchases and greater manufacturing efficiencies in our Castroville roasting facility, as well as the June 29, 2000 menu price increase in our company operated Diedrich Coffee coffeehouses.

         Store Operating Expenses. Store operating expenses increased to $4,638,169 for the twelve weeks ended December 13, 2000 from $4,422,725 for the twelve weeks ended December 15, 1999. As a percentage of total revenues, store operating expenses increased to 23.9% in the twelve weeks ended December 13, 2000 from 23.1% in the twelve weeks ended December 15, 1999. For the twenty-four weeks ended December 13, 2000, store operating expenses increased to $9,260,197 from $8,601,647 for the twenty-four weeks ended December 15, 1999. As a percentage of total revenues, store operating expenses increased to 25.5% in the twenty-four weeks ended December 13, 2000 from 24.3% in the twenty-four weeks ended December 15, 1999. These increases are primarily attributed to higher labor costs, including higher wage rates, increased staffing levels and the cost of providing a more competitive benefit package to our store level employees.

         Operations Management. Operations management decreased to $1,288,441 for the twelve weeks ended December 13, 2000 from $1,458,802 for the twelve weeks ended December 15, 1999. As a percentage of total revenues, operations management decreased to 6.6% for the twelve weeks ended December 13, 2000 from 7.6% for the twelve weeks ended December 15, 1999. For the twenty-four weeks ended December 13, 2000, operations management decreased to $2,587,548 from $2,694,391 for the twenty-four weeks ended December 15, 1999. As a percentage of total revenues, operations management decreased to 7.1% for the twenty-four weeks ended December 13, 2000 from 7.6% for the twenty-four weeks ended December 15, 1999. The decrease primarily results from a re-organization in operations management resulting in fewer employees versus prior year.

         Depreciation and Amortization. Depreciation and amortization increased to $1,065,465 for the twelve weeks ended December 13, 2000 from $832,197 for the twelve weeks ended December 15, 1999. As a percentage of total revenue, depreciation and amortization increased to 5.5% in comparison to 4.3% for the twelve weeks ended December 15, 1999. Depreciation and amortization increased to $2,104,402 for the twenty-four weeks ended December 13, 2000 from $1,639,076 for the twenty-four weeks ended December 15, 1999. As a percentage of total revenue, depreciation and amortization increased to 5.8% for the twenty-four weeks ended December 13, 2000 in comparison to 4.6% for the twenty-four weeks ended December 15, 1999. The increase is primarily attributable to the depreciation expense of six new coffeehouses that opened during the later part of fiscal year 2000 and newly acquired equipment in our roasting facility.

         General and Administrative Expenses. General and administrative expenses increased to $2,365,393 for the twelve weeks ended December 13, 2000 from $1,897,111 for the twelve weeks ended December 15, 1999. As a percentage of total revenue, general and administrative expenses increased to 12.2% from 9.9%. For the twenty-four weeks ended December 13, 2000, general and administrative expenses increased to $4,592,526 from $4,148,939 for the twenty-four weeks ended December 15, 2000. As a percentage of net revenues, general and administrative expenses increased to 12.7% for the twenty-four weeks ended December 13, 2000 from 11.7% for the twenty-four weeks ended December 15, 1999. In both periods versus prior year, the increase in general and administrative expense resulted primarily from the increased infrastructure that was put in place to support our previous franchising strategy.

         Interest Expense. Interest expense increased to $357,456 for the twelve weeks ended December 13, 2000 from $327,265 for the twelve weeks ended December 15, 1999. For the twenty-four weeks ended December 13, 2000, interest expense increased to $715,659 from $614,154 for the twenty-four weeks ended December 15, 1999. This increase is primarily attributable to an 85 basis point increase on our term loan interest rate. As of December 13, 2000 the company was paying 9.88% on its term loan compared to 9.03% on December 15, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our capital requirements in recent years principally through public and private placements of our common stock and long-term debt. We had a working capital deficit of $5,531,171 as of December 13, 2000 compared to working capital deficit of $4,216,000 as of June 28, 2000. Cash (used in) or provided from operating activities for the twenty-four weeks ended December 13, 2000 totaled $(508,553) as compared to $948,996 for the twenty-four weeks ended December 15, 1999.

         Net cash used in investing activities for the twenty-four weeks ended December 13, 2000 totaled $570,536, which was used for property and equipment expenditures. Net cash used in financing activities for the twenty-four weeks ended December 13, 2000 totaled $770,190 which consisted of repayment of long-term debt and capital leases.

         Net cash used in investing activities for the twenty-four weeks ended December 15, 1999 totaled $24,069,763 which was primarily used for the acquisition of Coffee People. Net cash provided by financing activities for the twenty-four weeks ended December 15, 1999 totaled $28,855,114 which consisted of proceeds from the issuance of common stock and long-term debt, reduced by the $8,099,000 repayment of long-term debt and capital lease obligations.

         On July 7, 1999, we completed a public offering of 4,930,000 shares (including an over-allotment option). All of the shares of common stock were sold on behalf of Diedrich Coffee, of which 330,000 shares of common stock were sold pursuant to the exercise of the underwriters' over-allotment option. The net proceeds of the offering to Diedrich Coffee, after deducting approximately $4.1 million in underwriters' commissions and related expenses, were approximately $25.4 million.

         On July 7, 1999, we entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of Diedrich Coffee's assets and its subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. We used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The term loan provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. We established the revolving credit facility for future flexibility to remodel existing company-owned coffeehouses, develop new company coffeehouses, and for general corporate purposes. We have not drawn down any borrowings under the revolving credit facility since it was established, although it presently has $293,000 of outstanding Letters of Credit backed by the revolving credit facility. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%.

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

         Specifically, under the terms of the First Amendment to Credit Agreement, no further scheduled principal payments on the term loan are required from August 1, 2000 until January 31, 2001. The Company must then pay scheduled principal payments of $25,000 per month beginning February 1, 2001, which increase to $100,000 per month beginning July 1, 2001 until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the credit Agreement to

September 1, 2002. In addition, the Company and the bank identified certain assets that could be sold without interfering with the Company's growth strategy, including two pieces of owned real property under existing company retail locations, which are expected to be leased back from the buyer, a third parcel of owned real property, presently undeveloped, and certain company operated coffeehouses outside of its core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from any such asset sales. A sale of one of the two owned properties referred to above was completed in late December 2000. The net proceeds received totaled $415,000, of which 50% was paid to the bank, resulting in a $208,000 principal repayment to the bank in early January 2001. The interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement. The Company made its scheduled quarterly interest payment in late December 2000.

         The amendment also introduces an additional event of default under the Agreement. The amendment specifies that a materially adverse change in the financial condition of the Company (or any of our subsidiaries), as determined by the bank in its sole and exclusive discretion, is defined as an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the revolving credit facility, which the Company had previously been unable to access because of the covenant defaults, from a $3,000,000 limit to $1,293,000, and a restriction that the reduced facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the Company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement the bank waived the previous financial covenant defaults, and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting such ratios in the financial covenants as contained in the original Credit Agreement, the parties agreed to a new covenant under the First Amendment to Credit Agreement which commits the Company to achieving certain minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,000 by March 31, 2001; $708,000 by June 30, 2001; and
$1,619,900 by September 30, 2001. Such incremental principal repayments (above the scheduled minimum monthly amounts described above) are anticipated to be generated primarily from the net proceeds to be paid to the bank from future asset sales, the issuance of new debt or equity, or a combination of these sources. Of the $283,000 due by March 2001, $208,000 has already been paid as a result of the asset sale described above.

         Management believes that cash from operations and asset sales will be sufficient to satisfy our working capital needs at the anticipated operating levels, including its obligations under its Credit Agreement modified as described above, for the next twelve months.

         New Accounting Pronouncements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101") "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin summarizes certain of the staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB101, as amended, is effective for the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. We do not expect the adoption of SAB101 to have a material impact on our consolidated results of operations.

ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

DERIVATIVE INSTRUMENTS

         We have not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

MARKET RISK

         We did not invest in market risk sensitive instruments in the twelve weeks ended December 13, 2000. From time to time, however, we enter into agreements to purchase green coffee in the future at prices to be determined within two to twelve months of the time of actual purchase. At December 13, 2000 these commitments totaled $2,054,000. These agreements are tied to specific market prices (defined by both the origin of the coffee and the month of delivery) but we have significant flexibility in selecting the date of the market price to be used in each contract.

         Our market risk exposure with regard to financial instruments outstanding as of December 13, 2000 was to changes in an adjusted Eurodollar rate. We borrowed $12 million on July 7, 1999 in connection with our acquisition of Coffee People, which amount bears interest at our option at Fleet's base rate plus 1.25%, or an adjusted Eurodollar rate plus 3.0%. We may convert the interest rate from the Fleet base rate to the adjusted Eurodollar rate at anytime with 3 day's notice. We may convert the interest rate from the adjusted Eurodollar rate to the Fleet base rate at the end of each calendar quarter. At December 13, 2000 the effective interest rate was 9.88%. At December 13, 2000, a hypothetical 100 basis point increase in the rate would result in additional interest expense of $100,000 on an annualized basis. The estimated increase is based upon the outstanding balance of long term debt at December 13, 2000. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

PART II - OTHER INFORMATION

ITEM 1.

                                LEGAL PROCEEDINGS

         In the ordinary course of its business, we may become involved in legal proceedings from time to time. During the twenty-four week period ending December 13, 2000, we were not a party to any material legal proceedings.

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

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         Set forth below is a list of the exhibits included as part of this Quarterly Report.

  EXHIBIT NO.    DESCRIPTION
  -----------    -----------

      2.1        Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP
                 Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People(1)

      3.1        Certificate of Incorporation of the Company(2)

      3.2        Bylaws of the Company(2)

      4.1        Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among
                 Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P.(2)

      4.2        Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich
                 Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P. and Diedrich
                 Partners I, L.P.(2)

      4.3        Specimen Stock Certificate(2)

      4.4        Form of Conversion Agreement in the connection with the conversion of Series A and Series B
                 Preferred Stock into Common Stock(2)

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

     10.1        Form of Indemnification Agreement(2)

     10.2        Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan(4)

     10.3        Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan(2)

     10.4        Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and
                 Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(2)

  EXHIBIT NO.    DESCRIPTION
  -----------    -----------

     10.5        Letter agreement by and between the Company and John E. Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997(5)

     10.6        Stock Option Plan and Agreement by and between the company and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of the Common Stock of the Company, dated as of
                 November 17, 1997(5)

     10.7        Common Stock Purchase Agreement by and between the company and John E. Martin under which Mr.
                 Martin agrees to purchase 333,333 shares of the Common Stock of the Company, dated as of November
                 17, 1997(5)

     10.8        Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief
                 Executive Officer, dated as of November 17, 1997(5)

     10.9        Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997(5)

     10.10       Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr.
                 Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17,
                 1997(5)

     10.11       Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)

     10.12       Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998(7)

     10.13       Employment Agreement with Catherine Saar dated June 11, 1998(8)

     10.14       Form of Franchise Agreement(9)

     10.15       Form of Area Development Agreement(9)

     10.16       Employment Agreement with Martin R. Diedrich dated June 29, 1998(3)

     10.17       Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(10)

  EXHIBIT NO.    DESCRIPTION
  -----------    -----------

     10.18       Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(10)

     10.19       Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich
                 Coffee and its subsidiaries(10)

     10.20       Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich
                 Coffee and its subsidiaries(10)

     10.21       Form of Term Note made in favor of BankBoston, N.A.(10)

     10.22       Form of Revolving Note made in favor of BankBoston, N.A.(10)

     10.23       Employment Agreement with Matt McGuinness dated effective March 13, 2000(11)

     10.24       Letter Agreement re: employment with Greg MacIsaac dated February 25, 2000(11)

     10.25       First Amendment to Credit Agreement dated as of September 26, 2000(11)

     10.26       Letter Agreement re: employment with J. Michael Jenkins dated September 22, 2000(11)

     10.27       Letter Agreement re: employment with Carl Mount dated October 29, 1999(12)

     10.28       Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000(12)

     10.29       Letter Agreement re: employment with Lisa Steere dated June 12, 2000(12)

     10.30       Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(13)

     10.31       Stock Option Plan and Agreement with J. Michael Jenkins, dated September 22, 2000*

     10.32       Diedrich Coffee, Inc. 2000 Equity Incentive Plan*

     11.1        Statement regarding computation of per share earnings*

     21.1        List of Subsidiaries (11)

------------

 *      Filed with this Form 10-Q

(1) Previously filed as Appendix A to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

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

(10) Incorporated by reference to Diedrich Coffee's Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.

(11) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K for the fiscal year ended June 28, 2000.

(12) Previously filed as an exhibit to Diedrich Coffee's Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(13) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 29, 2001                  DIEDRICH COFFEE, INC.

                                         /s/ J. Michael Jenkins
                                         -------------------------------------
                                         J. Michael Jenkins
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


                                         /s/ Matthew C. McGuinness
                                         -------------------------------------
                                         Matthew C. McGuinness
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX


  EXHIBIT NO.    DESCRIPTION
  -----------    -----------

      2.1        Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP
                 Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People(1)

      3.1        Certificate of Incorporation of the Company(2)

      3.2        Bylaws of the Company(2)

      4.1        Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among
                 Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P.(2)

      4.2        Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich
                 Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P. and Diedrich
                 Partners I, L.P.(2)

      4.3        Specimen Stock Certificate(2)

      4.4        Form of Conversion Agreement in the connection with the conversion of Series A and Series B
                 Preferred Stock into Common Stock(2)

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

     10.1        Form of Indemnification Agreement(2)

     10.2        Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan(4)

     10.3        Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan(2)

     10.4        Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and
                 Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(2)

  EXHIBIT NO.    DESCRIPTION
  -----------    -----------

     10.5        Letter agreement by and between the Company and John E. Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997(5)

     10.6        Stock Option Plan and Agreement by and between the company and John E. Martin granting Mr. Martin the option to purchase up to 850,000 shares of the Common Stock of the Company, dated as of
                 November 17, 1997(5)

     10.7        Common Stock Purchase Agreement by and between the company and John E. Martin under which Mr.
                 Martin agrees to purchase 333,333 shares of the Common Stock of the Company, dated as of November
                 17, 1997(5)

     10.8        Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief
                 Executive Officer, dated as of November 17, 1997(5)

     10.9        Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,000 shares of the Common Stock of the Company, dated as of November 17, 1997(5)

     10.10       Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr.
                 Ryan agrees to purchase 16,667 shares of the Common Stock of the Company, dated as of November 17,
                 1997(5)

     10.11       Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)

     10.12       Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998(7)

     10.13       Employment Agreement with Catherine Saar dated June 11, 1998(8)

     10.14       Form of Franchise Agreement(9)

     10.15       Form of Area Development Agreement(9)

     10.16       Employment Agreement with Martin R. Diedrich dated June 29, 1998(3)

     10.17       Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(10)

  EXHIBIT NO.    DESCRIPTION
  -----------    -----------

     10.18       Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(10)

     10.19       Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich
                 Coffee and its subsidiaries(10)

     10.20       Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich
                 Coffee and its subsidiaries(10)

     10.21       Form of Term Note made in favor of BankBoston, N.A.(10)

     10.22       Form of Revolving Note made in favor of BankBoston, N.A.(10)

     10.23       Employment Agreement with Matt McGuinness dated effective March 13, 2000(11)

     10.24       Letter Agreement re: employment with Greg MacIsaac dated February 25, 2000(11)

     10.25       First Amendment to Credit Agreement dated as of September 26, 2000(11)

     10.26       Letter Agreement re: employment with J. Michael Jenkins dated September 22, 2000(11)

     10.27       Letter Agreement re: employment with Carl Mount dated October 29, 1999(12)

     10.28       Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000(12)

     10.29       Letter Agreement re: employment with Lisa Steere dated June 12, 2000(12)

     10.30       Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(13)

     10.31       Stock Option Plan and Agreement with J. Michael Jenkins, dated September 22, 2000*

     10.32       Diedrich Coffee, Inc. 2000 Equity Incentive Plan*

     11.1        Statement regarding computation of per share earnings*

     21.1        List of Subsidiaries (11)

------------

 *      Filed with this Form 10-Q

(1) Previously filed as Appendix A to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

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

(10) Incorporated by reference to Diedrich Coffee's Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.

(11) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K for the fiscal year ended June 28, 2000.

(12) Previously filed as an exhibit to Diedrich Coffee's Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(13) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.