Form 10-Q
period 2001-03-07
DIEDRICH COFFEE INC
filed 2001-04-23
CIK 947661

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 7, 2001

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

                                   ----------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        As of April 19, 2001, there were 12,645,370 shares of common stock of the registrant outstanding.

================================================================================

                              DIEDRICH COFFEE, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                --------
Item 1         Financial Statements

                 Condensed Consolidated Balance Sheets..........................    3

                 Condensed Consolidated Statements of Operations................    4

                 Condensed Consolidated Statements of Cash Flows................    5

                 Notes to Condensed Consolidated Financial Statements...........    6

Item 2         Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................   12

Item 3         Quantitative and Qualitative Disclosures About Market Risk.......   18

PART II - OTHER INFORMATION

Item 5         Other Information................................................   19

Item 6         Exhibits and Reports on Form 8-K.................................   19

               Signatures.......................................................   24

PART I - FINANCIAL INFORMATION

ITEM 1.

                              FINANCIAL STATEMENTS

                              DIEDRICH COFFEE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               MARCH 7, 2001      JUNE 28, 2000
                                                               -------------      -------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
  Cash                                                         $    893,128         $  2,943,554
  Accounts receivable                                             2,659,940            2,359,015
  Inventories (Note 2)                                            3,126,762            4,327,011
  Prepaid expenses                                                  789,483              382,193
  Income taxes receivable                                                --               16,232
                                                               ------------         ------------
    Total current assets                                          7,469,313           10,028,005

Property and equipment, net                                      12,746,684           15,458,807
Costs in excess of net assets acquired, net                      13,625,565           14,181,306
Other assets                                                        788,291              661,736
                                                               ------------         ------------
    Total assets                                               $ 34,629,853         $ 40,329,854
                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current installments of obligations under capital lease      $    268,469         $    390,699
  Current installments of long-term debt (Note 3)                 2,386,900            1,075,000
  Accounts payable                                                3,031,468            6,464,169
  Accrued compensation                                            2,513,629            2,150,918
  Accrued expenses                                                1,377,733            1,462,868
  Franchisee deposits                                               665,452              656,634
  Deferred franchise fee income                                     931,853              796,500
  Provision for store closure (Note 4)                            1,027,304            1,246,920
                                                               ------------         ------------
    Total current liabilities                                    12,202,808           14,243,708

Obligations under capital lease, excluding current installments     758,857              659,865
Long-term debt, excluding current installments (Note 3)           7,355,101            9,591,667
Deferred rent                                                       772,139              713,025
                                                               ------------         ------------
    Total liabilities                                            21,088,905           25,208,265
                                                               ------------         ------------

Stockholders' Equity:
Common stock                                                        126,169              126,169
Additional paid-in capital                                       52,552,412           52,552,412
Accumulated deficit                                             (39,137,633)         (37,556,992)
                                                               ------------         ------------
    Total stockholders' equity                                   13,540,949           15,121,589
                                                               ------------         ------------
Commitments and contingencies
    Total liabilities and stockholders' equity                 $ 34,629,853         $ 40,329,854
                                                               ============         ============

     See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                      THIRTY-SIX         THIRTY-SIX
                                               TWELVE WEEKS      TWELVE WEEKS            WEEKS             WEEKS
                                              ENDED MARCH 7,     ENDED MARCH 8,     ENDED MARCH 7,     ENDED MARCH 8,
                                                   2001              2000                2001               2000
                                              --------------     --------------     --------------      --------------
Revenues:
  Retail sales                                 $ 11,204,895       $ 11,114,489       $ 33,443,921       $ 32,158,365
  Wholesale and other                             3,036,796          3,535,944         13,839,589         14,460,641
  Franchise revenue                               1,595,953          2,070,282          4,826,549          5,295,376
                                               ------------       ------------       ------------       ------------
    Total                                        15,837,644         16,720,715         52,110,059         51,914,382
                                               ------------       ------------       ------------       ------------

Cost and Expenses:
  Cost of sales and related occupancy costs       7,799,081          7,594,543         25,726,011         25,141,724
  Store operating expenses                        4,114,049          4,494,663         13,374,246         12,627,884
  Operations management                             919,088          1,322,083          3,506,636          4,016,474
  Depreciation and amortization                   1,081,390            997,815          3,185,793          2,847,632
  General and administrative expenses             1,281,097          1,982,055          5,873,622          6,206,448
  Provision for asset impairment and
    restructuring costs (Note 4)                    779,891                 --            779,891                 --
  (Gain) loss on disposition of assets              167,886              3,600            199,898             (1,400)
                                               ------------       ------------       ------------       ------------
      Total                                      16,142,482         16,394,759         52,646,097         50,838,762
                                               ------------       ------------       ------------       ------------

Operating income (loss)                            (304,838)           325,956           (536,038)         1,075,620
Interest expense                                   (316,861)          (297,448)        (1,031,583)          (931,873)
Interest and other income, net                        6,178             50,955             23,508            162,788
                                               ------------       ------------       ------------       ------------
Income (loss) before income tax provision          (615,521)            79,463         (1,544,113)           306,535
Income tax provision                                 16,233                 --             36,528             17,535
                                               ------------       ------------       ------------       ------------
Net income (loss)                              $   (631,754)      $     79,463       $ (1,580,641)      $    289,000
                                               ============       ============       ============       ============
Basic net income (loss) per share:             $      (0.05)      $       0.01       $      (0.12)      $       0.02
                                               ============       ============       ============       ============
Diluted net income (loss)per share:            $      (0.05)      $       0.01       $      (0.12)      $       0.02
                                               ============       ============       ============       ============

Weighted average shares outstanding:
       Basic                                     12,645,370         12,616,871         12,645,370         12,418,313
       Diluted                                   12,645,370         13,026,042         12,645,370         13,043,435

     See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THIRTY-SIX WEEKS         THIRTY-SIX WEEKS
                                                                ENDED MARCH 7, 2001      ENDED MARCH 8, 2000
                                                                -------------------      -------------------
Cash flows from operating activities:
  Net income (loss)                                                 $(1,580,641)           $    289,000
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
    Depreciation and amortization                                     3,185,793               2,847,632
    Amortization of loan fees                                           193,685                  38,976
    Impairment charge                                                   317,000                      --
    Restructuring charge - store closure                                165,000                      --
    (Gain) loss on disposition of assets                                199,898                  (1,400)
    Changes in assets and liabilities:
      Accounts receivable                                              (300,926)               (732,853)
      Inventories                                                     1,200,249                  99,738
      Prepaid expenses                                                 (407,290)               (194,719)
      Income taxes receivable                                            16,232                      --
      Other assets                                                     (322,654)                (94,922)
      Accounts payable                                               (3,432,700)                446,913
      Accrued compensation                                              362,711                  46,499
      Accrued expenses and provision for store closings and
        restructuring costs                                            (325,580)             (2,819,601)
      Deferred rent                                                      59,114                   3,330
                                                                    -----------            ------------
Net cash (used in) provided by operating activities                    (670,109)                (71,407)
                                                                    -----------            ------------
Cash flows from investing activities:
    Capital expenditures for property and equipment                    (970,066)             (2,102,785)
    Disposals of property and equipment                                 717,654                   1,400
    Cash paid for acquisition, net                                           --             (22,956,607)
                                                                    -----------            ------------
Net cash used in investing activities                                  (252,412)            (25,057,992)
                                                                    -----------            ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                   --              25,350,799
    Proceeds from the issuance of note payable, net
      of fees paid                                                           --              11,603,181
    Repayment of long-term debt                                        (924,666)             (7,808,357)
    Repayment of capital lease obligations                             (203,239)               (499,670)
                                                                    -----------            ------------
Net cash (used in) provided by financing activities                  (1,127,905)             28,645,953
                                                                    -----------            ------------
Net increase (decrease) in cash                                      (2,050,426)              3,516,554
Cash at beginning of period                                           2,943,554                 552,124
                                                                    -----------            ------------
Cash at end of period                                               $   893,128            $  4,068,678
                                                                    ===========            ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                        $   907,058            $    610,580
                                                                    ===========            ============
    Income taxes                                                    $    20,295            $     21,141
                                                                    ===========            ============
Non-cash transactions:
    Issuance of common stock to acquire Coffee People               $        --            $  8,415,000
                                                                    ===========            ============
    Investment in property and equipment under
      capital leases                                                $   180,000            $         --
                                                                    ===========            ============

     See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 7, 2001
                                   (UNAUDITED)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. (the "Company") and subsidiaries have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Information relating to periods ending prior to July 7, 1999 included in this report relates to the historical operations of Diedrich Coffee, Inc. and, except as otherwise indicated, does not reflect the operations of Coffee People, Inc., which the Company acquired on July 7, 1999. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 28, 2000.

        In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

        Costs in Excess of Net Assets Acquired

        In the fourth quarter of fiscal year 2000, the Company recorded a $14.8 million impairment charge against costs in excess of net assets acquired, and management changed the related amortization period from 40 years to 30 years for the Gloria Jean's division and from 40 years to 10 years for both the Coffee People and Coffee Plantation divisions. Such revised amortization periods, which became effective in the first quarter of fiscal year 2001, reflect management's best estimate of the underlying periods of recoverability of the costs in excess of net assets acquired. The change in amortization periods resulted in additional amortization of $101,000 for the twelve weeks ended March 7, 2001 and $304,000 for the thirty-six weeks ended March 7, 2001.

        Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements to conform to the March 7, 2001 presentation.

2.      INVENTORIES

        Inventories consist of the following:

                                               MARCH 7, 2001   JUNE 28, 2000
                                               -------------   -------------
     Green coffee (raw materials)                $  650,342      $1,371,009
     Roasted coffee (finished goods)                885,525         789,816
     Accessory and specialty items                  544,041         750,667
     Other food, beverage and supplies            1,046,854       1,415,519
                                                 ----------      ----------
                                                 $3,126,762      $4,327,011
                                                 ==========      ==========

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 7, 2001
                                   (UNAUDITED)


3.      LONG-TERM DEBT

        Long-term debt consists of the following:

                                                 MARCH 7, 2001      JUNE 28, 2000
                                                 -------------      -------------
        BANKBOSTON, N.A. (FLEET NATIONAL BANK)
        Note payable bearing interest at a
        rate of 8.53% on $9.333 million and
        8.38% on $.409 million as of
        March 7, 2001.  Due September 1,
        2002.  Note is secured by the
        assets of the Company and its
        subsidiaries' stock.                       $9,742,001        $10,666,667
                                                   ----------        -----------
        Less: current installments                  2,386,900          1,075,000
                                                   ----------        -----------
        Long-term debt, excluding current
        installments                               $7,355,101        $ 9,591,667
                                                   ==========        ===========


        On July 7, 1999, the Company entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of the Company's assets and its subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. The Company used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The term loan originally provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. The Company established the revolving credit facility for future flexibility to remodel existing company-owned coffeehouses, develop new company coffeehouses, and for general corporate purposes. The Company did not draw down any borrowings under the revolving credit facility, although it presently has $210,000 of outstanding Letters of Credit backed by the revolving credit facility. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At March 7, 2001, the applicable index for the $9.333 million balance was 5.53% and the applicable index for the $.409 million balance was 5.38%.

        Due to various problems encountered in the year subsequent to the acquisition of Coffee People, Inc., including the closure of 39 Gloria Jean's locations, six of which were company operated, the Company announced on June 29, 2000 that it expected to be in default under the Credit Agreement because of its inability to meet certain financial covenants. The Company simultaneously announced that on June 27, 2000, it had entered into a Letter Agreement with Fleet National Bank under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment until July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. The Company subsequently made the July 31, 2000 principal payment as required on the extended due date, and on August 17, 2000 the Company entered into an extension of the June 27, 2000 Letter Agreement which extended through September 30, 2000 the bank's forbearance from exercising any of its default remedies.

        On September 26, 2000, the Company entered into a First Amendment to Credit Agreement with Fleet National Bank to amend certain terms of the original Credit Agreement. The First Amendment to Credit Agreement provides, among other things, for a significant reduction in required minimum principal amortization payments going forward, an acceleration in the maturity date of all amounts owed under the Credit Agreement, an agreement between the parties as to certain assets intended to be sold as well as the allocation of future net asset sale proceeds between the Company and the bank, an additional event of default under the Credit Agreement, a reduction in the overall amount of the revolving credit facility and certain new restrictions governing use of the facility, and a modification of the financial covenants and the Company's ability to obtain new third party debt going forward.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 7, 2001
                                   (UNAUDITED)

        Specifically, under the terms of the First Amendment to Credit Agreement, no further scheduled principal payments on the term loan were required from August 1, 2000 through January 31, 2001. Beginning February 1, 2001, the Company was required to begin making scheduled principal payments of $25,000 per month, which will increase to $100,000 per month beginning July 1, 2001, until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the credit Agreement to September 1, 2002. In addition to scheduled principal payments, the Company and the bank identified certain assets that could be sold without interfering with the Company's growth strategy, including two pieces of owned real property under existing company retail locations which would be leased back from the buyer, a third parcel of owned real property, presently undeveloped, and certain company operated coffeehouses outside of its core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from any such asset sales. A sale of one of the three owned properties referred to above was completed in late December 2000. The net proceeds received totaled $415,000, of which 50% was paid to the bank, resulting in a $208,000 principal repayment to the bank in early January 2001. The other two properties continue to be listed for sale. The computation of the interest rate and the timing of interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement. To date, the Company has made all required interest and principal payments.

        The amendment also introduced an additional event of default under the Agreement. The amendment specifies that a materially adverse change in the financial condition of the Company (or any of its subsidiaries), as determined by the bank in its sole and exclusive discretion, is defined as an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement included a reduction in the revolving credit facility, which the Company had previously been unable to access because of the covenant defaults, from a $3,000,000 limit to $1,293,000, and a restriction that the reduced facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the Company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement the bank waived the previous financial covenant defaults, and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting such ratios in the financial covenants as contained in the original Credit Agreement, the parties agreed to a new covenant under the First Amendment to Credit Agreement which commits the Company to achieving certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,000 by March 31, 2001; $708,000 by June 30, 2001; and $1,619,900 by September 30, 2001. Such incremental principal repayments (above the scheduled minimum monthly amounts described above) are anticipated to be generated primarily from the net proceeds to be paid to the bank from the issuance of new debt or equity, future asset sales or a combination of these sources. The Company has met its repayment obligation with respect to the $283,000 that was due by March 31, 2001.

4.      PROVISION FOR ASSET IMPAIRMENT AND RESTRUCTURING COSTS

        The Company recorded a charge of $779,891 during its third quarter of fiscal 2001 for asset impairment and restructuring costs. This charge represented severance costs of $297,891 associated with the relocation of the administrative support center for the Company's Gloria Jean's division to its home office in Irvine, California, plus the elimination of a number of administrative positions, estimated lease termination costs of $165,000 for the planned closure of four underperforming company operated locations during the next 12 months, and related asset impairment charges of $317,000.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 7, 2001
                                   (UNAUDITED)


        Activity in the provision for store closure for the thirty-six weeks ended March 7, 2001 is summarized as follows:

        Balance at June 28, 2000                  $1,246,920

          Charges to operations                      382,489

          Disbursements as costs incurred           (384,616)

          Reduction in provision                    (217,489)
                                                  ----------

        Balance at March 7, 2001                  $1,027,304
                                                  ==========

        Charges to operations include amounts reserved during the current fiscal year for lease terminations, including $165,000 of restructuring charges in the third fiscal quarter as previously noted. During the year, the Company was able to settle three other leases on terms more favorable than originally anticipated, and therefore reduced the provision for store closure.

        Activity in the accrued severance account, which is included as a component of accrued compensation in the accompanying condensed consolidated balance sheets, for the thirty-six weeks ended March 7, 2001 is summarized as follows:

        Balance at June 28, 2000                  $  548,346

          Charges to operations                      297,891

          Disbursements as costs incurred          (510,136)
                                                   ---------

        Balance at March 7, 2001                  $  336,101
                                                  ==========

5.      EARNINGS PER SHARE

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

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 7, 2001
                                   (UNAUDITED)



        The following table sets forth the computations of basic and diluted net income (loss) per share:

                                                    TWELVE           TWELVE          THIRTY-SIX        THIRTY-SIX
                                                  WEEKS ENDED      WEEKS ENDED       WEEKS ENDED       WEEKS ENDED
                                                 MARCH 7, 2001    MARCH 8, 2000     MARCH 7, 2001     MARCH 8, 2000
                                                 -------------    -------------     -------------     -------------
NUMERATOR:
    Net income (loss)                            $   (631,754)      $    79,463      $ (1,580,641)      $   289,000

DENOMINATOR:
    Denominator for basic net income (loss)
      per share - weighted average shares          12,645,356        12,616,871        12,645,356        12,418,313
    Dilutive potential common shares using
      treasury stock method                                --           409,171                --           625,122

                                                   ----------        ----------        ----------        ----------
Denominator for diluted net income (loss)
  per share                                        12,645,356        13,026,042        12,645,356        13,043,435
                                                 ============       ===========      ============      ============

BASIC NET INCOME (LOSS) PER SHARE:               $      (0.05)      $      0.01      $      (0.12)      $      0.02
                                                 ============       ===========      ============       ===========

DILUTED NET INCOME (LOSS) PER SHARE:             $      (0.05)      $      0.01      $      (0.12)      $      0.02
                                                 ============       ===========      ============       ===========


        All 2,688,667 outstanding options plus 920,000 warrants to purchase shares of common stock during the twelve weeks and thirty-six weeks ended March 7, 2001 were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

        Options and warrants to purchase 1,915,725 and 1,386,725 shares of common stock were excluded from the calculation of diluted net income per share for the twelve weeks and thirty-six weeks ended March 8, 2000, as their inclusion would have been anti-dilutive.

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

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 7, 2001
                                   (UNAUDITED)

                                             RETAIL        WHOLESALE       FRANCHISE
                                           OPERATIONS      OPERATIONS     OPERATIONS         OTHER               TOTAL
                                           ----------      ----------     ----------      ------------       -------------
Twelve Weeks Ended March 7, 2001

Revenue                                    $11,204,895      $3,036,796     $1,595,953     $         --        $ 15,837,644
Interest expense                                17,019              --         17,454          282,388             316,861
Depreciation & amortization                    476,225         202,438             --          402,727           1,081,390
Segment profit (loss) before tax             1,087,209         120,793      1,007,844      (2,831,367)           (615,521)
Total assets as of March 7, 2001           $12,098,193      $2,425,712     $  825,827     $ 19,280,121         $34,629,853


                                             RETAIL        WHOLESALE       FRANCHISE
                                           OPERATIONS      OPERATIONS     OPERATIONS         OTHER               TOTAL
                                           ----------      ----------     ----------      ------------       -------------
Twelve Weeks Ended March 8, 2000

Revenue                                    $11,114,489      $3,535,944     $2,070,282     $         --         $16,720,715
Interest expense                                14,402              --         19,894          263,152             297,448
Depreciation & amortization                    447,399         153,279              -          397,137             997,815
Segment profit (loss) before tax               804,837         299,972      1,451,211      (2,476,557)              79,463
Total assets as of June 28, 2000           $13,684,507      $1,897,706     $  649,713     $ 24,097,928         $40,329,854


                                             RETAIL        WHOLESALE       FRANCHISE
                                           OPERATIONS      OPERATIONS     OPERATIONS         OTHER               TOTAL
                                           ----------      ----------     ----------      ------------       -------------
Thirty-Six Weeks ended March 7, 2001
Revenues                                   $33,443,921     $13,839,589     $4,826,549     $         --        $ 52,110,059
Interest expense                                50,686              --         61,736          919,161           1,031,583
Depreciation & amortization                  1,403,875         573,898             --        1,208,020           3,185,793
Segment profit (loss) before tax             2,054,043       2,168,853      2,669,928      (8,436,937)         (1,544,113)
Total assets as of March 7, 2001           $12,098,193      $2,425,712     $  825,827     $ 19,280,121        $ 34,629,853

                                             RETAIL        WHOLESALE       FRANCHISE
                                           OPERATIONS      OPERATIONS     OPERATIONS         OTHER               TOTAL
                                           ----------      ----------     ----------      ------------       -------------
Thirty-Six Weeks ended March 8, 2000
Revenues                                   $32,158,365     $14,460,641     $5,295,376     $         --         $51,914,382
Interest expense                                46,589              --         92,967          792,317             931,873
Depreciation & amortization                  1,295,867         451,722             --        1,100,043           2,847,632
Segment profit (loss) before tax             2,713,581       2,580,010      2,749,602      (7,736,658)             306,535
Total assets as of June 28, 2000           $13,684,507     $ 1,897,706     $  649,713     $ 24,097,928         $40,329,854

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

        o    the successful execution of our growth strategies;

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

GENERAL

        The first retail store operating under the name of Diedrich Coffee commenced operations in 1972. We are one of the largest specialty coffee retailers in the United States with annual system-wide sales of more than $150 million. At March 7, 2001, Diedrich Coffee owned and operated 90 retail locations and had 280 franchised retail locations in 37 states and ten foreign countries. Our primary brands are Diedrich Coffee coffeehouses and Gloria Jean's, the nation's largest chain of mall-based coffee stores. We also own and operate Coffee People and Coffee Plantation coffeehouses. We sell brewed specialty coffee and espresso-based beverages such as cappuccinos, lattes, mochas and espressos and various blended drinks as well as a wide variety of whole bean coffees through these company-owned and franchised locations. To complement beverage sales, we also sell light food items and other merchandise at our retail locations. In addition, we have a wholesale division that markets our products directly to businesses through office coffee systems as well as to food service establishments. Our products are also sold directly to customers through our website and through mail order.

        Franchise Area Development Agreements And Franchising Activities

        Diedrich Coffee is currently seeking multi-unit franchisees interested in developing a defined geographic area for the sale of Diedrich Coffee brand coffee products through a variety of non-mall retail venues. We currently have two franchise area development agreements to develop a total of 84 Diedrich Coffee brand coffeehouses. We anticipate that one of these agreements will be terminated during this fiscal year, resulting in a remaining development commitment of 40 Diedrich Coffee brand coffeehouses.

        The franchising strategy for our Gloria Jean's brand is to seek franchise candidates interested in either single unit or multi-unit development of Gloria Jean's coffee stores, as well as candidates interested in developing kiosks and/or carts. The primary venue for Gloria Jean's is regional malls. We are continuing to franchise Gloria Jean's internationally.

        Restructuring Charge

        At the time of our second quarter earnings announcement, we indicated that we would take a charge of approximately $1.8 million to $2 million during our third fiscal quarter. This charge represented estimated costs associated with the relocation of the administrative support center for our Gloria Jean's division to the company's home office in Irvine, California, severance expenses resulting from the elimination of 31 administrative positions, and the closure of certain underperforming company operated locations during the remainder of the fiscal year. On February 28, 2001, we revised our estimated third quarter charge to between $700,000 and $900,000, as a result of fewer planned store closings.

        The relocation of the Gloria Jean's support center and the headcount reductions are now completed, and we have determined that four company operated Gloria Jean's units should be closed. During the third fiscal quarter we recorded a charge of $462,891 to reflect the severance costs associated with the headcount reductions and the estimated costs of exiting the leases for the four locations to be closed. We also recorded an asset impairment charge of $317,000 to write off the remaining book value for closing these locations.

        Changes In Board Membership

        Paul C. Heeschen, a member of the board of directors of Diedrich Coffee since 1996, was named Chairman of the Board in February 2001. Mr. Heeschen is a Principal with Heeschen & Associates, a private investment firm. Mr. Heeschen replaces John E. Martin who resigned from the board of directors in February. Mr. Martin became Chairman of the Board in November of 1997 and transitioned from an executive to non-executive Chairman in October of 2000.

        Mr. Heeschen will not receive any additional compensation for serving as Diedrich Coffee's non-executive Chairman. Mr. Heeschen was an early investor in Diedrich Coffee and led the first group of private investors in Diedrich Coffee in 1992. He continues to be a significant stockholder.

        Nasdaq Notification

        As previously announced, we received notification that our securities were subject to delisting from The Nasdaq National Market for failure to meet the minimum net tangible assets and minimum bid price continued listing requirements. On March 22, 2001, Diedrich Coffee representatives appeared before a Nasdaq Hearing Panel in Washington, D.C. to request that our stock not be delisted. On April 18, 2001, we received notification from the Hearing Panel that we were granted an extension of time to meet all applicable listing requirements, and will remain listed in the interim.

        Specifically, we must attain a closing bid price of at least $1.00 per share on or before May 14, 2001 and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. In addition, we must demonstrate compliance with the net tangible assets requirement by June 14, 2001. The longer period for compliance with the net tangible assets requirement is due to recently proposed policy changes by Nasdaq that would ease this requirement.

        If the stockholders approve the reverse stock split described below and the investment transaction described below is completed as planned, we believe that we should regain compliance with the requirements for continued listing on The Nasdaq National Market prior to the deadlines established by the Hearing Panel.

        Investment Agreement and Reverse Stock Split

        As previously reported, we have entered into a definitive agreement with several investment funds to raise a total of $6 million through a placement of newly-issued shares of our common stock. $3.6 million of the net proceeds of this private offering will be used to reduce bank debt and, based upon estimated transaction costs of $400,000, approximately $2.0 million of remaining net proceeds will be used for general working capital purposes.

        The sale of stock, which is subject to stockholder approval and various conditions as described in detail in the Proxy Statement dated April 10, 2001 for the Special Meeting of Stockholders to be held on May 7, 2001, is expected to close in May 2001. Under the terms of the agreement, we have agreed to issue and sell to Westcliff Partners, L.P., Westcliff Foundation, Westcliff Long/Short, L.P., Westcliff Small Cap Fund, L.P., Westcliff aggressive Growth, L.P., Westcliff Profit Sharing Plan, Westcliff Master Fund, Ltd., Peninsula Capital, L.P., Common Sense Partners, L.P. and Sequoia Enterprises, L.P. (collectively referred to as the "Investors") a total of 8,000,000 shares of our common stock at a purchase price of $0.75 per share. In addition, we have agreed to issue to the Investors warrants to purchase an additional 2,000,000 shares of our common stock at an initial exercise price of $1.20 per share. Our Chairman, Paul C. Heeschen, is the sole general partner of Sequoia Enterprises, L.P.

        We filed the proxy statement on April 12, 2001 to provide formal notice of the special meeting of stockholders to be held on May 7, 2001, and to solicit stockholder approval of the transaction. At this special meeting stockholders will also be asked to approve an increase in the number of our authorized shares of common stock by 10 million shares and a one-for-four reverse stock split.


        Seasonality And Quarterly Results

        Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net revenues have not been realized proportionately in each quarter, with net revenues being the highest during the second fiscal quarter, which includes the December holiday season. Hot weather tends to reduce revenues.

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

RESULTS OF OPERATIONS

        Twelve And Thirty-Six Weeks Ended March 7, 2001 Compared With The Twelve And Thirty-Six Weeks Ended March 8, 2000

        Total revenues. Total revenues for the twelve weeks ended March 7, 2001 decreased (5.3%) to $15,837,644 from $16,720,715 for the twelve weeks ended March 8, 2000. Total revenues for the thirty-six weeks ended March 7, 2001 increased 0.4% to $52,110,059 from $51,914,382 for the thirty-six weeks ended March 8, 2000. During this most recent quarter, we derived 70.7% of total revenues from our retail coffeehouse operations. Wholesale and mail order revenue accounted for 19.2% of total revenues and franchise revenues accounted for 10.1% of total revenues.

        Retail revenues, which includes company operated locations under the Diedrich Coffee, Coffee People, Coffee Plantation and Gloria Jean's brands, for the twelve weeks ended March 7, 2001 increased 0.8% to $11,204,895 from $11,114,489 for the twelve weeks ended March 8, 2000. This increase was the net impact of a greater number of reportable unit-weeks in the current year period, largely offset by a year-over-year decrease in comparable store sales. The increase in reportable unit-weeks of sales resulted from the opening of new coffeehouses (net of the impact of closed locations), and the transfer of the highest volume Gloria Jean's unit from franchise to corporate operations, all subsequent to the prior year period. In addition, sales of certain company operated Gloria Jean's units initially identified for closure at the time of the July 1999 Coffee People acquisition were not included in the results of operations for the prior year period pursuant to applicable acquisition accounting rules. As of March 7, 2001, we operated 90 retail locations whereas on March 8, 2000, we operated 99 retail locations. However, since the operating results of 11 company operated Gloria Jean's units were not included in consolidated operating results in the prior year period, for the reason noted above, there was actually a greater number of reportable unit-weeks in the current year period. The percentage decrease in system-wide comparable store sales for the third fiscal quarter was (1.2%) for the Diedrich Coffee coffeehouses, (0.6%) for the Gloria Jean's coffee stores, (10.0%) for the Coffee People coffeehouses (Oregon) and (9.2%) for the Coffee Plantation coffeehouses (Arizona).

        Retail revenues for the thirty-six weeks ended March 7, 2001 increased 4.0% to $33,443,921 from $32,158,365 for the thirty-six weeks ended March 8, 2000. This net increase resulted primarily from the same factors cited above for the quarterly year-over-year change, but is more favorable than the quarterly figures because the offsetting negative comparable store sales figures are less unfavorable on a year-to-date basis. The percentage increase (decrease) in system-wide comparable store sales during the thirty-six week period ended March 7, 2001 versus the prior year period was 2.0% for the Diedrich Coffee coffeehouses, (2.1%) for the Gloria Jean's coffee stores, (8.8%) for the Coffee People coffeehouses (Oregon), and (9.9%) for the Coffee Plantation coffeehouses (Arizona).

        Wholesale and other revenues of $3,036,796 for the most recent quarter decreased (14.1%) from $3,535,944 for the twelve weeks ended March 8, 2000. Wholesale and other revenues decreased (4.3%) to $13,839,589 in the thirty-six weeks ended March 7, 2001 from $14,460,641 for the thirty-six weeks ended March 8, 2000. For both periods, increased sales from expanded wholesale office coffee service were offset by a decrease versus the applicable prior year period in the number of Gloria Jean's franchisee units which purchase roasted coffee from us. Revenues also declined during the current fiscal year because we began outsourcing the supply of porcelain merchandise and other non-coffee items to our Gloria Jean's franchisees, and we no longer inventory or sell the majority of these lower margin non-coffee items.

        Franchise revenue decreased to $1,595,953 for the twelve weeks ended March 7, 2001 from $2,070,282 for the twelve weeks ended March 8, 2000. Franchise revenue declined to $4,826,549 for the thirty-six weeks ended March 7, 2001, compared to $5,295,377 for the thirty-six weeks ended March 8, 2000. Franchise revenue consists of initial franchise fees and royalties received on sales from each franchise location. As of March 7, 2001, we had 11 franchised Diedrich Coffee coffeehouses and 269 Gloria Jean's franchised mall coffee stores. The decrease in third quarter franchise revenue is principally due to the receipt of fewer initial franchise fees and area development fees, as well as reduced royalties resulting from 21 fewer domestic Gloria Jean's franchise units versus the prior year.

        Cost of Sales and Related Occupancy Costs. Cost of roasted coffee, dairy, food, paper and bar supplies and accessories (cost of sales) and rent (related occupancy costs) for the twelve weeks ended March 7, 2001 increased to $7,799,081 from $7,594,543 for the twelve weeks ended March 8, 2000. As a percentage of retail sales and wholesale and other revenue, cost of sales and related occupancy costs increased to 54.8% in the twelve weeks ended March 7, 2001 from 51.8% for the twelve weeks ended March 8, 2000. Cost of sales and related occupancy costs for the thirty-six weeks ended March 7, 2001 increased to $25,726,011 from $25,141,724 for the thirty-six weeks ended March 8, 2000. As a percentage of retail sales and wholesale and other revenue, cost of sales and related occupancy costs increased to 54.4% in the thirty-six weeks ended March 7, 2001 from 53.9% for the thirty-six weeks ended March 8, 2000. The percentage increases primarily resulted from rent increases, and the higher relative cost of Keurig product and license fees as a percentage of the related revenue component, as compared to retail coffeehouse sales. Also, as previously noted, prior year results were favorably affected by the exclusion of certain lower sales volume, company operated Gloria Jean's stores from operating results under applicable acquisition accounting procedures, whereas certain of these units are included in current year operating results.

        Store Operating Expenses. Store operating expenses decreased to $4,114,049 for the twelve weeks ended March 7, 2001 from $4,494,663 for the twelve weeks ended March 8, 2000. As a percentage of retail sales, store operating expenses decreased to 36.7% in the twelve weeks ended March 7, 2001 from 40.4% in the twelve weeks ended March 8, 2000. This decline is primarily due to an adjustment resulting from a reduction in employee group benefits and worker's compensation expenses. During the third quarter of fiscal 2001, we experienced improvements in our group benefit costs and worker's compensation insurance premiums versus anticipated levels. Consequently, an adjustment was made to reverse related excess accruals by $408,000. For the thirty-six weeks ended March 7, 2001, store operating expenses increased to $13,374,246 from $12,627,884 for the thirty-six weeks ended March 8, 2000. As a percentage of retail sales, store operating expenses increased to 40.0% in the thirty-six weeks ended March 7, 2001 from 39.3% in the thirty-six weeks ended March 8, 2000. This increase is primarily attributed to higher labor costs, including higher wage rates and increased staffing levels. Also, as previously noted, prior year results were favorably affected by the exclusion of certain lower sales volume, company operated Gloria Jean's stores from operating results under applicable acquisition accounting procedures, whereas certain of these units are included in current year operating results.

        Operations Management. Operations management decreased to $919,088 for the twelve weeks ended March 7, 2001 from $1,322,083 for the twelve weeks ended March 8, 2000. As a percentage of total revenues, operations management decreased to 5.8% for the twelve weeks ended March 7, 2001 from 7.9% for the twelve weeks ended March 8, 2000. For the thirty-six weeks ended March 7, 2001, operations management decreased to $3,506,636 from $4,016,474 for the thirty-six weeks ended March 8, 2000. As a percentage of total revenues, operations management decreased to 6.7% for the thirty-six weeks ended March 7, 2001 from 7.7% for the thirty-six weeks ended March 8, 2000. The decrease primarily resulted from a re-organization in operations management resulting in fewer employees versus the prior year, as well as the previously mentioned improvement in group benefit and worker's compensation costs which resulted in an $83,000 reduction in the current year to operations management expense, on both a quarter and year to date basis.

        Depreciation and Amortization. Depreciation and amortization increased to $1,081,390 for the twelve weeks ended March 7, 2001 from $997,815 for the twelve weeks ended March 8, 2000. As a percentage of total revenue, depreciation and amortization increased to 6.8% in comparison to 6.0% for the twelve weeks ended March 8, 2000. Depreciation and amortization increased to $3,185,793 for the thirty-six weeks ended March 7, 2001 from $2,847,632 for the thirty-six weeks ended March 8, 2000. As a percentage of total revenue, depreciation and amortization increased to 6.1% for the thirty-six weeks ended March 7, 2001 in comparison to 5.5% for the thirty-six weeks ended March 8, 2000. The increase is primarily attributable to the depreciation expense of six new coffeehouses that opened during the later part of fiscal year 2000 and newly acquired equipment in our roasting facility. Goodwill amortization is similar for both years, as the reduction of amortization which resulted from the asset impairment write off of a significant portion of total goodwill at June 2000 was approximately offset by an acceleration of the amortization term for the remaining portion.

        General and Administrative Expenses. General and administrative expenses decreased to $1,281,097 for the twelve weeks ended March 7, 2001 from $1,982,055 for the twelve weeks ended March 8, 2000. As a percentage of total revenue, general and administrative expenses decreased to 8.1% from 11.9%. For the thirty-six weeks ended March 7, 2001, general and administrative expenses decreased to $5,873,622 from $6,206,448 for the thirty-six weeks ended March 8, 2000. As a percentage of total revenues, general and administrative expenses decreased to 11.3% for the thirty-six weeks ended March 7, 2001 from 12.0% for the thirty-six weeks ended March 8, 2000. In both periods versus prior year, the decrease in general and administrative expense resulted primarily from our restructuring efforts to reduce overhead and from the previously mentioned reduction in group benefit and worker's compensation expenses. This latter component reduced general and administrative expenses for both the quarter and year to date by $185,000 versus the prior year.

        Interest Expense. Interest expense increased to $316,861 for the twelve weeks ended March 7, 2001 from $297,448 for the twelve weeks ended March 8, 2000. For the thirty-six weeks ended March 7, 2001, interest expense increased to $1,031,583 from $931,873 for the thirty-six weeks ended March 8, 2000. The increase is primarily attributable to accelerated amortization of bank loan fees, included in interest expense, related to the amended Fleet Bank credit agreement. This resulted from the acceleration of the maturity date of the term loan and the reduction in the amount of the revolving line of credit under the credit agreement amendment.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our capital requirements in recent years principally through public and private placements of our common stock and long-term debt. We had a working capital deficit of $4,733,000 as of March 7, 2001 compared to working capital deficit of $4,216,000 as of June 28, 2000. Cash (used in) provided by operating activities for the thirty-six weeks ended March 7, 2001 totaled $(670,109) as compared to $(71,407) for the thirty-six weeks ended March 8, 2000. The decrease in cash is primarily attributable to a significant reduction in accounts payable.

        Net cash (used in) provided by investing activities for the thirty-six weeks ended March 7, 2001 totaled $(252,412), which was used for property and equipment expenditures. Net cash used in financing activities for the thirty-six weeks ended March 7, 2001 totaled $(1,127,905) which consisted of repayment of long-term debt and capital leases.

        Net cash used in investing activities for the thirty-six weeks ended March 8, 2000 totaled $(25,057,992) which was primarily used for the acquisition of Coffee People. Net cash provided by financing activities for the thirty-six weeks ended March 8, 2000 totaled $28,645,953 which consisted of proceeds from the issuance of common stock and long-term debt, reduced by the $8,308,027 repayment of long-term debt and capital lease obligations.

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

        On July 7, 1999, we entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of our assets and our subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. We used the proceeds of the term loan to repay existing indebtedness and to pay expenses related to the acquisition of Coffee People. The term loan originally provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. We established the revolving credit facility for future flexibility to remodel existing company-owned coffeehouses, develop new company coffeehouses, and for general corporate purposes. We have not drawn down any borrowings under the revolving credit facility since it was established, although it presently has $210,000 of outstanding Letters of Credit backed by the revolving credit facility. Amounts outstanding under the Credit Agreement bear interest, at our option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%.

        On September 26, 2000, we entered into a First Amendment to Credit Agreement with Fleet National Bank to amend certain terms of the original Credit Agreement. The First Amendment to Credit Agreement provides, among other things, for a significant reduction in required minimum principal amortization payments going forward, an acceleration in the maturity date of all amounts owed under the Credit Agreement, an agreement between the parties as to certain assets intended to be sold as well as the allocation of future net asset sale proceeds between us and the bank, an additional event of default, a reduction in the overall amount of the revolving credit facility and certain new restrictions governing use of the facility, and a modification of the financial covenants and our ability to obtain new third party debt going forward.

        Specifically, under the terms of the First Amendment to Credit Agreement, no further scheduled principal payments on the term loan were required from August 1, 2000 until January 31, 2001. Beginning February 1, 2001, we were required to begin making scheduled principal payments of $25,000 per month, which will increase to $100,000 per month beginning July 1, 2001, until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the credit Agreement to September 1, 2002. In addition to scheduled principal payments, we and the bank identified certain assets that could be sold without interfering with our growth strategy, including two pieces of owned real property under existing company retail locations, which would be leased back from the buyer, a third parcel of owned real property, presently undeveloped, and certain company operated coffeehouses outside of our core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from any such asset sales. A sale of one of the three owned properties referred to above was completed in late December 2000. The net proceeds received totaled $415,000, of which 50% was paid to the bank, resulting in a $208,000 principal repayment to the bank in early January 2001. The interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement. To date, we have made all required interest and principal payments.

        The amendment also contains an additional event of default under the Credit Agreement. The amendment specifies that a materially adverse change in our financial condition (or any of our subsidiaries), as determined by the bank in its sole and exclusive discretion, is defined as an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the revolving credit facility, which we had previously been unable to access because of the covenant defaults, from a $3,000,000 limit to $1,293,000, and a restriction that the reduced facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves our ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement the bank waived the previous financial covenant defaults, and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by us. In addition to resetting such ratios in the financial covenants as contained in the original Credit Agreement, the parties agreed to a new covenant under the First Amendment to Credit Agreement which commits us to achieving certain minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,000 by March 31, 2001; $708,000 by June 30, 2001; and $1,619,900 by September 30,
2001. Such incremental principal repayments (above the scheduled minimum monthly amounts described above) are anticipated to be generated primarily from the net proceeds to be paid to the bank from the issuance of new debt or equity, future asset sales or a combination of these sources. We met our payment obligation with respect to the $283,000 that was due by March 31, 2001.

        On February 26, 2001 we entered into a Second Amendment to Credit Agreement with Fleet National Bank. Pursuant to the original terms of the Credit Agreement, we are required to pay the bank any net proceeds in excess of $1,000,000 from the sale of any of our debt or equity securities. Pursuant to the Second Amendment to Credit Agreement, we are permitted to retain $2,000,000 of the net proceeds from the sale of 8,000,000 shares of our common stock, and the issuance of warrants to purchase an additional 2,000,000 shares of our common stock, to Westcliff Capital Management, LLC and other investors for consideration in the amount of $6,000,000, provided, however, that the payment to the bank as a result of this transaction shall not be less than $3,600,000.

        Management believes that cash from operations and asset sales will be sufficient to satisfy our working capital needs at the anticipated operating levels, including our obligations under the Credit Agreement modified as described above, for the next twelve months.

        New Accounting Pronouncements.

        In March 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101") "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin summarizes certain of the staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB101, as amended, is effective for the fourth fiscal quarter of the fiscal years beginning after March 15, 1999. We do not expect the adoption of SAB101 to have a material impact on our consolidated results of operations.

ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

DERIVATIVE INSTRUMENTS

        We have not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

MARKET RISK

        We did not invest in market risk sensitive instruments in the twelve weeks ended March 7, 2001. From time to time, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price, depending on our assessment of the coffee market. At March 7, 2001, these commitments totaled $2,627,000. These commitments cover a variety of coffee types and expected delivery dates. The purchase price for each of these orders has been fixed.

        Our market risk exposure with regard to financial instruments outstanding as of March 7, 2001 was to changes in an adjusted Eurodollar interest rate. We borrowed $12 million on July 7, 1999 in connection with our acquisition of Coffee People, which amount bears interest at our option at Fleet's base rate plus 1.25%, or an adjusted Eurodollar interest rate plus 3.0%. We may convert the interest rate from the Fleet base rate to the adjusted Eurodollar interest rate at anytime with 3 day's notice. We may convert the interest rate from the adjusted Eurodollar interest rate to the Fleet base rate at the end of each calendar quarter. At March 7, 2001, the effective interest rate was 8.53%. At March 7, 2001, a hypothetical 100 basis point increase in the rate would result in additional interest expense of $97,000 on an annualized basis. The estimated increase is based upon the outstanding balance of long-term debt at March 7, 2001. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

PART II - OTHER INFORMATION

ITEM 5.

                                OTHER INFORMATION

MINIMUM ADVANCE NOTICE OF STOCKHOLDER PROPOSALS

        Diedrich Coffee stockholders are advised that we must be notified by June 27, 2001 (120 days prior to the month and day of mailing the last year's annual meeting proxy statement) of any proposal or solicitation that any stockholder intends to present at the next annual meeting of stockholders and which the stockholder has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

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

EXHIBIT NO.  DESCRIPTION
-----------  -----------
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


EXHIBIT NO.  DESCRIPTION
-----------  -----------
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

   10.19     Securities Pledge Agreement, dated as of July 7, 1999, by and among
             BankBoston, N.A., Diedrich Coffee and its subsidiaries(10)

   10.20 Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(10)

   10.21     Form of Term Note made in favor of BankBoston, N.A.(10)

   10.22     Form of Revolving Note made in favor of BankBoston, N.A.(10)

   10.23     Employment Agreement with Matt McGuinness dated effective March 13,
             2000 (11)

   10.24     Letter Agreement re: employment with Greg MacIsaac dated February
             25, 2000 (11)

   10.25     First Amendment to Credit Agreement dated as of September 26,
             2000(11)

EXHIBIT NO.  DESCRIPTION
-----------  -----------
   10.26     Second Amendment to Credit Agreement dated as of February 26, 2001*

   10.27     Letter Agreement re: employment with J. Michael Jenkins dated
             September 22, 2000 (11)

   10.28     Letter Agreement re: employment with Carl Mount dated October 29,
             1999 (12)

   10.29     Letter Agreement re: employment with Edward A. Apffel dated May 25,
             2000 (12)

   10.30     Letter Agreement re: employment with Lisa Steere dated June 12,
             2000 (12)

   10.31     Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan
             (13)

   10.32     Stock Option Plan and Agreement with J. Michael Jenkins, dated
             September 22, 2000 (14)

   10.33     Diedrich Coffee, Inc. 2000 Equity Incentive Plan (14)

   10.34     Common Stock and Warrant Purchase Agreement, dated March 14, 2001
             (15)

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

(14) Previously filed as an exhibit to Diedrich Coffee's Report on Form 10-Q for the period ended December 13, 2000, filed with the Securities and Exchange Commission on January 29, 2001.

(15) Previously filed as an exhibit to the Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(b)     REPORTS ON FORM 8-K

        On February 16, 2001, we filed a Current Report of Form 8-K reporting that the board of directors of Diedrich Coffee had named Paul C. Heeschen, a member of the board of directors of the Company since 1996, its non-executive Chairman of the Board.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: April 23, 2001              DIEDRICH COFFEE, INC.


                                           /s/ J. MICHAEL JENKINS
                                           -----------------------------------
                                           J. Michael Jenkins
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           /s/ MATTHEW C. MCGUINNESS
                                           -----------------------------------
                                           Matthew C. McGuinness
                                           Executive Vice President and Chief
                                           Financial Officer
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

EXHIBIT NO.   DESCRIPTION
-----------   -----------
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

   10.13      Employment Agreement with Catherine Saar dated June 11, 1998(8)

   10.14      Form of Franchise Agreement(9)

   10.15      Form of Area Development Agreement(9)

   10.16      Employment Agreement with Martin R. Diedrich dated June 29,
              1998(3)

   10.17 Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(10)

   10.18 Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee

EXHIBIT NO.   DESCRIPTION
-----------   -----------
              and its subsidiaries(10)

   10.19 Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(10)

   10.20 Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(10)

   10.21      Form of Term Note made in favor of BankBoston, N.A.(10)

   10.22      Form of Revolving Note made in favor of BankBoston, N.A.(10)

   10.23      Employment Agreement with Matt McGuinness dated effective March
              13, 2000 (11)

   10.24      Letter Agreement re: employment with Greg MacIsaac dated February
              25, 2000 (11)

   10.25      First Amendment to Credit Agreement dated as of September 26,
              2000(11)

   10.26      Second Amendment to Credit Agreement dated as of February 26,
              2001*

   10.27      Letter Agreement re: employment with J. Michael Jenkins dated
              September 22, 2000 (11)

   10.28      Letter Agreement re: employment with Carl Mount dated October 29,
              1999 (12)

   10.29      Letter Agreement re: employment with Edward A. Apffel dated May
              25, 2000 (12)

   10.30      Letter Agreement re: employment with Lisa Steere dated June 12,
              2000 (12)

   10.31      Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option
              Plan (13)

   10.32      Stock Option Plan and Agreement with J. Michael Jenkins, dated
              September 22, 2000 (14)

   10.33      Diedrich Coffee, Inc. 2000 Equity Incentive Plan (14)

   10.34      Common Stock and Warrant Purchase Agreement, dated March 14, 2001
              (15)

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

(14) Previously filed as an exhibit to Diedrich Coffee's Report on Form 10-Q for the period ended December 13, 2000, filed with the Securities and Exchange Commission on January 29, 2001.

(15) Previously filed as an exhibit to the Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.