Form 10-K
period 2001-06-27
DIEDRICH COFFEE INC
filed 2001-09-25
CIK 947661

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 27, 2001

                                   OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates, based upon a closing sale price of $2.53 as reported on The Nasdaq National Market on September 24, 2001, was $6,338,512.

     The number of shares of the registrant's common stock outstanding, as of September 21, 2001 was 5,161,279.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from registrant's definitive proxy statement pursuant to Schedule 14A for its 2001 annual meeting of stockholders, which proxy statement will be filed not later than 120 days after the close of the registrant's fiscal year ended June 27, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
A Warning About Forward-Looking Statements............................     2

                                   PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    18
Item 3.   Legal Proceedings...........................................    18
Item 4.   Submission of Matters to a Vote of Security Holders.........    19

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    20
Item 6.   Selected Financial Data.....................................    21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    22
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    33
Item 8.   Financial Statements and Supplementary Data.................    33
Item 9.   Changes in and Discussions With Accountants on Accounting
          and Financial Disclosure....................................    33

                                  PART III
Item 10.  Directors and Officers of the Corporation...................    33
Item 11.  Executive Compensation......................................    33
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    34
Item 13.  Certain Relationships and Related Transactions..............    34

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    34
          Signatures..................................................    37
          Financial Statements........................................   F-1
          Index to Exhibits...........................................   S-1

                   A WARNING ABOUT FORWARD-LOOKING STATEMENTS

     We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

     - the financial and operating performance of our retail operations

     - our ability to achieve and maintain profitability over time

     - our ability to perform within the terms of our amended credit agreement

     - the successful execution of our growth strategies

     - the impact of competition

     - the availability of working capital

     Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Item 1 Business -- Risk Factors and Trends Affecting Diedrich Coffee and Its Business." You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this annual report. We undertake no obligation to publicly release the results of any revision of the forward-looking statements. Unless otherwise indicated, "we," "us," "our" and similar terms refer to Diedrich Coffee, Inc.

                                     PART I

ITEM 1:  BUSINESS.

OVERVIEW

     Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our Company operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis through a network of distributors in the Office Coffee Service ("OCS") market, and to other wholesale customers including restaurant chains and other retailers. Our brands include Diedrich Coffee, Gloria Jean's Coffees, Coffee People and Coffee Plantation. As of June 27, 2001, we owned and operated 87 retail locations and franchised 286 other retail locations under these brands, for a total of 373 retail coffee outlets. Although the specialty coffee industry is presently dominated by a single company, which operates or licenses over ten times the number of retail outlets we do, we are one of the nation's largest specialty coffee retailers with annual system-wide revenue in excess of $150 million. Our retail units are located in 37 states and 11 foreign countries. We also have over 375 wholesale accounts with OCS distributors, chain and independent restaurants, and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

     Our Gloria Jean's mall based coffee stores offer an extensive variety of the finest quality flavored whole bean coffees, as well as an assortment of coffee related merchandise, accessories, porcelain novelties and gift items, in addition to coffee-based beverages. The critical components for each of our retail locations include high quality, freshly roasted coffee and superior customer service by knowledgeable employees.

     Our Diedrich Coffee brand is differentiated from other specialty coffee companies by roasting our coffee beans with experience gained over three generations by the Diedrich family. Our roasting recipes take into account the specific variety, origin and physical characteristics of each coffee bean to maximize its unique flavor. In addition, we seek to differentiate our coffeehouses by offering our customers a broad line of superior tasting coffee products and a high level of personalized customer service. Our coffeehouses offer a warm, friendly environment specifically designed to encourage guests to enjoy their favorite beverages while lingering with friends and business associates, or relaxing alone in comfort. Ample seating is augmented by sofas and comfortable chairs to create intimate nooks for meeting and relaxing. Many of our coffeehouses feature local musicians providing live entertainment certain evenings during the week.

COMPANY BACKGROUND

     Our predecessor company, Carl E. Diedrich & Sons commenced operations in Orange County, California in 1972 and changed its name to Diedrich Coffee when its first retail store opened. We incorporated in California in 1985. The company remained a small, family operated business with only three retail locations until 1992, but grew rapidly from 1992 to 1996 through construction of new Diedrich coffeehouses in Orange County, and the acquisition of coffeehouses operated under other brands in Houston, Denver and San Diego which were converted into Diedrich Coffee units. In August 1996, we reincorporated under Delaware law as Diedrich Coffee, Inc., and completed an initial public offering of our common stock in September 1996.

     During 1997, we experienced difficulties managing the rapid growth of the several preceding years, and a new senior management team was recruited. We restructured our operations in November 1997, and in 1998 we adopted a strategy to grow our business nationally through franchising arrangements with large area developers. We subsequently executed ten franchise area development agreements which called for the development of 447 Diedrich Coffee coffeehouses throughout the United States. In July 1999, we acquired Coffee People, including its Gloria Jean's division, which makes us one of the current leaders in the mall coffee store segment with 291 coffee stores. Due to the challenges of assimilating a much larger company and integrating the operations of both companies into a single organization, as well as the unanticipated closure of a number of Gloria Jean's franchises and the failure of Diedrich Coffee's franchise area developers to meet their development schedules, we experienced significant financial difficulties during the first year following the acquisition.

     In September 2000, we negotiated an amendment to our bank credit agreement which, among other things, accelerated the maturity date of all of our bank debt to September 2002, and necessitated the sale of certain of our assets and a careful reevaluation of our previous growth strategy. During May 2001, we raised additional capital to improve our liquidity and repay bank debt via a private placement of our stock with a group of new and existing investors.

INDUSTRY OVERVIEW

     Specialty coffee sales as a percentage of total coffee sales in the United States have been increasing steadily. According to the National Coffee Association, sales of specialty coffee grew from approximately 17% to almost 30% of total coffee sales in the United States from 1989 through 1997. According to the National Coffee Association's more recent 2000 study, 54% of Americans drink coffee every day, representing 110 million daily drinkers. On average, they drink 3.1 cups per day. This latest study also indicated that past year consumption of coffee and gourmet coffee has reached 79% of the U.S. adult population, an all time high. According to the National Coffee Association, 20 million American adults drink gourmet coffee beverages every day.

     The U.S. coffee market consists of two distinct product categories:

     - commercial ground roast, mass-merchandised coffee

     - specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies)

     Diedrich Coffee believes that several factors have contributed to the increase in demand for gourmet coffee including:

     - greater consumer awareness of gourmet coffee as a result of its increasing availability;

     - increased quality differentiation over commercial grade coffees by consumers;

     - increased demand for all premium food products, including gourmet coffee, where the differential in price from the commercial brands is small compared to the perceived improvement in product quality and taste; and

     - ease of preparation of gourmet coffees resulting from the increased use of automatic drip coffee makers and home espresso machines.

DIEDRICH COFFEE'S BUSINESS MODEL

     Our business objective is a logical extension of our Mission Statement, which states: "We sell great coffee." Therefore, our objective is to sell coffee, without compromising our commitment to quality. We buy only the finest quality green coffee beans available, fresh roast them with our proprietary recipes and subject them to a rigorous internal quality control process. We ensure that care is taken at each and every step of the production and distribution process to preserve that quality.

     We principally sell all of our coffee through two distribution channels, and strive to target our Company resources to increase efficiency and profitability while growing the business within this framework. These two distribution channels are our retail outlets and wholesale distribution. While each of these channels has different customers, cost structures, overhead requirements, competitors and other fundamental differences, we believe our commitment to quality is essential to successful growth in both of these areas.

     One of these two broad distribution channels, retail outlets, is further comprised of both Company operated locations and franchised locations. Because there are some important financial distinctions between the two types of operations, we break each out separately for a total of three "business segments" for financial reporting purposes. Nonetheless, we believe it is also helpful to look at our business from the broader perspective of our two fundamental distribution channels, retail outlets and wholesale distribution. Important financial information for each of our business segments can be found beginning on page F-1.

  RETAIL OUTLETS

     Our retail outlet distribution channel can be divided into two sub-channels, each with its own distinct business model including differences in revenue and cost structure, overhead, and capital requirements. These two retail sub-channels are Company operated retail outlets and franchised retail outlets. We view retail outlets as a single distribution channel, despite the differences noted above, primarily because our retail customers do not make any distinction between Company and franchise operated locations. The critical success factors are therefore the same for each type of retail location, whether Company operated or franchised -- quality of product, service and atmosphere. The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us in our roles as both an operator and franchisor of retail outlets. Furthermore, the potential contribution of any given outlet, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

     Presently, our largest brand is Gloria Jean's and over 93% of Gloria Jean's retail units are franchised. Our Diedrich Coffee brand has a higher concentration of Company operated units, with 65% of retail locations operated by the Company. Retail coffee outlets operated under two other brands which we own, Coffee People and Coffee Plantation, are 100% Company operated at this time. We are currently in the process of divesting our Coffee Plantation business, as discussed below under the heading "Recent Developments," on page 17.

     A table summarizing the relative sizes of each of our brands on a unit count basis, and changes in unit count for each over the past fiscal two years, is included below.

                                             FISCAL 2000 ACTIVITY                                    FISCAL 2001 ACTIVITY
                       ----------------------------------------------------------------   ------------------------------------------
                                                               NET TRANSFERS                                NET TRANSFERS
                       UNITS AT                                 BETWEEN THE    UNITS AT                        BETWEEN      UNITS AT
                       JUNE 30,                                 COMPANY AND    JUNE 28,                      COMPANY AND    JUNE 27,
                         1999     ACQUIRED   OPENED   CLOSED   FRANCHISE(A)      2000     OPENED   CLOSED   FRANCHISE(B)      2001
                       --------   --------   ------   ------   -------------   --------   ------   ------   -------------   --------
GLORIA JEAN'S BRAND
  Company Operated...     --         26         1       (6)           1           22        --       (3)          --           19
  Franchise -
    Domestic.........     --        214         9      (28)          (1)         194         7      (24)          --          177
  Franchise -
    International....     --         39        28       (5)          --           62        40       (7)          --           95
                          --        ---        --      ---           --          ---        --      ---           --          ---
  Subtotal Gloria
    Jean's...........     --        279        38      (39)          --          278        47      (34)          --          291
                          --        ---        --      ---           --          ---        --      ---           --          ---
DIEDRICH COFFEE BRAND
  Company Operated...     39         --         2       (2)          --           39        --       (6)          (7)          26
  Franchise -
    Domestic.........      2         --         1       --           --            3         6       (2)           7           14
                          --        ---        --      ---           --          ---        --      ---           --          ---
  Subtotal Diedrich..     41         --         3       (2)          --           42         6       (8)          --           40
OTHER BRANDS
  Company Operated...     --         39         5       (3)          --           41         1       --           --           42
                          --        ---        --      ---           --          ---        --      ---           --          ---
  TOTAL..............     41        318        46      (44)          --          361        54      (42)          --          373
                          ==        ===        ==      ===           ==          ===        ==      ===           ==          ===

---------------

(A) This number is the net impact of 8 Company operated Gloria Jeans stores transferred to franchisees during the year, and 9 franchised Gloria Jeans stores transferred from franchisees to the Company.

(B) This number is the net impact of 9 Company operated Diedrich Coffee coffeehouses transferred to franchisees during the year, and 2 franchised operated coffeehouses transferred from franchisees to the Company.

     We recognize the tremendous importance of our brands to our success in both the retail and wholesale areas of our business. We therefore devote considerable energy to maintaining distinct brand identities. Our brands are differentiated by coffees offered, other product categories offered, format and type of retail location, advertising messages and trade dress.

  Gloria Jean's Coffees

     Gloria Jean's is one of the leaders in specialty grade, flavored coffee in the mall coffee store segment with 291 coffee stores in 37 states and 11 foreign countries. Gloria Jean's coffee stores are located across the United States almost exclusively in high traffic shopping malls. As a mall coffee store, Gloria Jean's consumer traffic pattern is driven by mall hours and the mall dynamic; Gloria Jean's is busiest on weekends and holidays. The typical Gloria Jean's coffee store is staffed with a manager and a staff of 12 to 15 part-time hourly employees from which the operating shifts are filled. Gloria Jean's outlets tend to open earlier than most mall stores, but in general, operating hours reflect mall hours. Internationally, Gloria Jean's may be found both in malls and on street front locations, along with other non-traditional venues. In addition to coffee beverages and fresh roasted whole bean coffees, Gloria Jeans' carries a wide selection of gift items and coffee accessories, and a small selection of bakery items to complement beverage sales. The stores sell more than 65 varieties of flavored and non-flavored coffees. Currently, more than 50% of the sales mix is comprised of beverage sales.

     The success of a Gloria Jean's coffee store depends on three critical components: product quality, selection, and service.

     Product Quality. Gloria Jean's was a pioneer in developing high quality, flavored, specialty coffees, and continues to be a leader in the sale of flavored coffees today. Gloria Jean's flavored coffees begin with a top quality single-origin coffee that is roasted and then coated with proprietary flavorings.

     Product Selection. In the mall environment, the shopping experience is integral to a coffee store, and sales of whole bean coffee and coffee-related merchandise tend to represent a large percentage of the sales mix. Having as many as 40 varieties of flavored coffees, a wide variety of hot and cold beverages, and a good selection of gift items is important. A major benefit of mall retailing is its captive consumer base. The primary function of Gloria Jean's marketing is to entice consumers with eye-catching signage and window displays. A large selection of items helps to attract both new and repeat customers. Once inside a mall, consumers are unlikely to leave to purchase coffee, refreshments or gifts similar to those offered by Gloria Jean's. Mall employees are also captive consumers and represent an important component of our customer base.

     Service. Friendly and efficient customer service is always critical in any retail setting, and is especially important in the mall environment, where shoppers are often in a hurry, and have many choices. Because of the tendency for repeat customers, it is essential that customers receive excellent service.

  Diedrich Coffee Coffeehouses

     Our typical Diedrich Coffee neighborhood coffeehouse is staffed with 1 or 2 managers and a staff of 10 to 15 part-time hourly employees from which the operating shifts are filled. Additionally, local entertainment is used on the weekends to enhance the neighborhood atmosphere. The hours for each coffeehouse are established based upon location and customer demand, but typically are from 6:00 a.m. to 11:00 p.m.

     In addition to coffee beverages and fresh roasted whole bean coffees, all of our Diedrich Coffee coffeehouses offer a limited selection of light food items such as bagels, croissants and pastries and dessert items, such as cookies and cakes, to complement beverage sales. Our coffeehouses sell more than twenty different selections of regular and decaffeinated roasted whole bean coffees, and they carry select coffee-related merchandise items. The success of a Diedrich Coffee retail coffeehouse depends upon three critical components: product quality, service and ambiance.

     Product Quality. We are the only specialty coffee retailer whose founder, Martin Diedrich, comes from three generations of experience in the specialty coffee industry. Mr. Diedrich, Vice Chairman and Chief Coffee Officer, is intimately involved in the daily business of sourcing, tasting and roasting coffees. He is also directly involved in "Coffee University," our training program for coffeehouse team members. Due to Mr. Diedrich's unique background and experience, we are able to identify and secure exceptional coffees and roast them to perfection.

     Service. Our coffeehouses deliver specific consumer benefits that address a wide range of otherwise unmet needs in the suburban neighborhoods of America. As a neighborhood coffeehouse, we are the non-alcoholic answer to the corner pub. Our employees greet regular customers by name and acknowledge all patrons by name at the point of drink pick-up. While a large percentage of coffeehouse business is quick morning coffee pick-up, where speed is an important aspect of our overall service, our coffeehouses place a greater emphasis on hospitality and customer interaction to encourage development of strong afternoon and evening business. This is complemented by our selection of desserts, pastries and quality, non-caffeinated beverages. Surveys and customer comments indicate that patrons are treated as part of the Diedrich Coffee community and frequently visit the coffeehouse.

     Ambiance. Our coffeehouses are specifically designed to encourage guests to linger with friends and business associates, or to relax alone in comfort. Ample seating is augmented with sofas and comfortable chairs to create intimate nooks for meeting and relaxing. A weekly entertainment schedule is provided to encourage patrons to revisit on weekend evenings. A signature element of our full size coffeehouses is a coffee bar where customers can sit at a barstool and watch the barista prepare espresso-based drinks, similar to the way patrons in traditional pubs and taverns interact with the bartender and other customers at the bar.

  Wholesale Distribution

     We presently have over 375 wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean's brands. Our current wholesale accounts are in the OCS market, chain restaurants, independent restaurants and other hospitality industry accounts and specialty retailers. Additionally, our franchise agreements require both Diedrich Coffee and Gloria Jean's franchisees to purchase substantially all of their coffee from us.

  OCS Market

     We primarily sell our premium coffees to OCS distributors in whole bean and ground coffee form, for use in traditional coffee brewing equipment found in most office environments. Near the end of fiscal 2000, we entered into a Licensing Agreement with Keurig, Inc. whereby we utilize Keurig's patented single-serve coffee brewing technology and its existing extensive distribution channels within the OCS market. During fiscal 2001, our first year using the Keurig system, we sold over 13 million individual serving "K-cups" of both Diedrich Coffee and Gloria Jean's coffee through this distribution channel.

  Chain Restaurants

     As specialty coffee has grown in overall popularity, restaurant customers are demanding a high quality cup of coffee to supplement a fine meal. Our chain accounts include Ruby's Restaurants, Ruth's Chris Steakhouse (California and Arizona locations), and Islands Restaurants. We not only supply coffee to these customers, but also approve their equipment and train their employees to ensure that the quality of coffee served meets our rigorous quality standards. It is common for our chain restaurant wholesale customers to specify in their menus that they serve our Diedrich Coffee or Gloria Jean's Coffee, providing us with additional exposure to the restaurants' patrons.

  Other Unaffiliated Wholesale Accounts

     We also supply coffee on a wholesale basis to a number of smaller, often independent operators in the restaurant and hospitality industries and specialty retailers. These wholesale accounts are typically in the same geographic areas where our retail outlets have created strong brand awareness and demand. We are careful to balance the benefit of new wholesale accounts near our existing retail outlets against the risk of "cannibalization" of these units. This risk can be successfully managed. Many of our wholesale accounts, such as hotels, restaurants, golf course snack bars and airport concessions have their own "captive" customer base. In such cases, the risk of cannibalization is minimal, since a customer would not likely stop their activity in such locations to visit one of our coffeehouses or mall based coffee stores for a beverage, and then return to their previous activity at those wholesale customer locations. Additionally, if sales conflicts arise as we develop new retail locations in the future, we can cease selling to pre-existing wholesale accounts.

GROWTH STRATEGY

     RETAIL SEGMENT GROWTH. Future growth in our retail segment will be primarily through the development by franchisees of new Gloria Jean's mall coffee stores and Diedrich Coffee coffeehouses. This development is expected to occur both domestically and internationally for Gloria Jean's, and domestically for Diedrich Coffee. No development of new Company operated locations under any of our brands is planned at this time, and the sales of existing Company operated retail locations, as in the case of our Coffee Plantation business divestiture in Phoenix (see "Recent Developments"), is expected to result in a decrease in the size of our Company store operations base in the future.

  GLORIA JEAN'S FRANCHISE GROWTH

     Since the acquisition of Gloria Jean's in 1999, we have made a number of modifications to Gloria Jean's franchising business model to strengthen the Gloria Jean's system. A new form of franchise agreement was adopted which incorporated many provisions common in other successful franchise systems. Franchisees are now required to obtain their own master leases directly from mall owners, rather than subleasing their locations from Gloria Jean's. Franchisees are required to hire their own architects and contractors to develop new Gloria Jean's locations to approved specifications. While we feel that these and other changes to Gloria Jean's franchising model will result in a stronger Gloria Jean's franchise system, they may result in slower domestic franchise growth in the near term.

     Gloria Jean's has been very successful establishing coffeehouses internationally through Area Development Agreements, and has added a net of 56 new international franchise units during the past two fiscal years. International franchisees operated 95 Gloria Jean's retail locations in 11 countries at June 27, 2001, and we anticipate continued strong growth internationally through existing Area Development Agreements during fiscal 2002. We will also seek to execute new Area Development Agreements and Master Franchise Agreements in order to expand Gloria Jean's international penetration in additional countries in the future.

  DIEDRICH COFFEE FRANCHISE GROWTH

     Our franchise growth strategy for the Diedrich Coffee brand is to attract experienced franchise developers who will develop new retail coffeehouses, kiosks and carts in existing markets, initially in southern California, Colorado, and Texas markets. We intend to utilize area development agreements with new franchise operators, who would be required to commit to build three or more coffeehouses. This represents a change from our previous franchise development strategy for Diedrich Coffee. The previous strategy was to recruit developers who would commit to develop a large number of units, typically 50 or more, in broad, exclusive geographic regions across the country. Since September 1998 we had announced the execution of ten franchise area development agreements that called for the development of 447 coffeehouses. During fiscal 2001, we subsequently terminated eight of these area development agreements, which effectively reduced the remaining number of franchise Diedrich Coffee coffeehouses committed to be developed in the future to 46. We anticipate that one of the two existing development agreements will be amended during fiscal 2002, resulting in commitments for approximately 14 new franchise locations from these two agreements rather than 46. These figures do not reflect commitments related to any new franchise development agreements we may execute during fiscal 2002.

     WHOLESALE DISTRIBUTION GROWTH. We have taken significant steps to build our wholesale sales organization over the past two years, and we are actively seeking new distribution channels for our products. We intend to pursue continued growth within our OCS wholesale business by expanding the number of distributors who carry our Keurig Premium Coffee Systems(TM) lines of coffees and our whole bean and ground coffee product lines as well. We also offer our coffees on our internet website, and believe that this channel of distribution has significant long term growth potential.

FRANCHISE SUPPORT PROGRAMS

     We provide a variety of support services to our franchisees. These services include:

     - training

     - business consultation

     - marketing

     - product sourcing

     - volume purchase savings

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

MARKETING

     Our primary marketing strategy is to develop the Gloria Jean's and the Diedrich Coffee brand through penetration of new and existing markets via franchise growth. The wholesale segment's sales of our branded products in the office coffee service market, chain restaurants and other venues also helps ensure the visibility of our brands. Our marketing efforts are based upon the belief that the proprietary roast recipes and our commitment to quality and freshness deliver a distinctive advantage in our products. We use word-of-mouth, local store marketing and the inviting atmosphere of our coffeehouses and mall coffee stores to drive brand awareness and comparable store sales growth. We also conduct in-store coffee tastings, provide brewed coffee at local neighborhood events, and donate coffee to local charities to increase brand awareness and product trial in the communities where our coffeehouses and mall coffee stores are located.

PRODUCT SUPPLY AND ROASTING

  SOURCING

     Coffee beans are an agricultural product grown commercially in over fifty countries in tropical regions of the world. The price and supply of coffee are subject to significant volatility. There are many varieties of coffee and a range of quality grades within each variety. Although the broader coffee market generally treats coffee as a fungible commodity, the specialty coffee industry focuses on the highest grades of coffee. We purchase premium grade arabica coffee beans that we believe to be the best available from each producing region.

  ROASTING

     We employ a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Our master roasters, under the supervision of Martin Diedrich, are responsible for the green coffee bean roasting process. They are craftsmen who employ our proprietary roasting formulas while adjusting the formula to take into account the specific attributes of each coffee bean being roasted. Each coffee bean contains aromatic oils and flavor characteristics that develop from the soil, climate and environment where the bean is grown. The skilled roast master determines and carefully controls the roasting conditions in an effort to maximize the flavor potential of each batch of coffee. The roast master hears how the roast pops, smells the developing aroma and identifies the right shades of color. He draws upon experience and knowledge to properly adjust airflow, time and temperature while the roast is in progress in order to optimize each roast.

  FRESHNESS

     We are committed to serving our customers beverages and whole bean products from freshly roasted coffee beans. Our coffee is delivered to our retail locations and wholesale customers promptly to guarantee the freshness of each cup of coffee or package of whole coffee beans sold.

COMPETITION

     The specialty coffee market is intensely competitive and highly fragmented. With low barriers to entry, competition in the industry is expected to increase from national and regional chains, as well as local specialty coffee stores. We compete directly against all other premium coffee roasters, wholesalers and retailers, including other brands of coffeehouses, and mall coffee stores, restaurant and beverage outlets that serve coffee, and a growing number of espresso kiosks, stands, and carts. In addition, we compete to draw consumers of standard or commercial coffee to premium coffee. Our whole bean coffee competes directly against specialty coffees sold at retail through supermarket, specialty retailers and a growing number of specialty coffee stores. We believe that our customers choose among retailers primarily on the basis of product quality, service, coffeehouse ambiance, convenience and, to a lesser extent, on price.

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

OTHER FACTORS

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

SEASONALITY

     Historically, we have experienced variations in sales from quarter-to-quarter due to the peak November-December Holiday Season, as well as from a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

INTELLECTUAL PROPERTY

     We own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Diedrich Coffee(R), Gloria Jean's(R), Coffee People(R), Coffee Plantation(R), Motor Moka(R), Aero Moka(R), Wiener Melange Blend(R), Harvest Peak(R) and Flor de Apanas(R), as well as other slogans, product names, design marks and logos. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks. We also own registrations and have applications pending in numerous foreign countries for the protection of the Diedrich Coffee and Coffee People trademark and service mark. These trademark registrations can generally be renewed as long as we continue to use the marks protected by the registrations. The Diedrich Coffee trademark is material to our business. We also own a number of common law service marks and trademarks in the United States including "Gloria Jean's Coffee Bean." We have also received trademark and service mark protection for the name Coffee People and related marks in Canada and Japan. We own copyrights on our promotional materials, coffeehouse graphics and operational and training materials. We do not believe that any of these copyrights, valuable as they are, are material to our business.

EMPLOYEES

     At June 27, 2001, we employed 1,357 people, 559 of whom were employed full-time. None of our employees are represented by a labor union and no employees are currently covered by collective bargaining agreements. We consider our relations with our employees to be good. We regularly review our employee benefits, training and other aspects of employment to attract and to retain valuable employees and managers.

GOVERNMENT REGULATION

     In addition to the laws and regulations relating to the food service industry, we are subject to Federal Trade Commission, or FTC, regulation and state laws that regulate the offer and sale of franchises as well as the franchise relationship.

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

     - restricting nonrenewal by the franchiser;

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

     There are also extensive federal, state and local government regulations relating to the development and operation of food service outlets, including laws and regulations relating to:

     - building and seating requirements

     - the preparation and sale of food

     - cleanliness

     - safety in the workplace

     - accommodations for the disabled

     Our relationship with our employees is also subject to regulation, such as:

     - minimum wage requirements

     - anti-discrimination laws

     - overtime and working conditions

     - citizenship requirements

RISK FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS

We must repay approximately $5.5 million in bank debt by September 2002. If we are not able to successfully manage our repayment strategy, or if we are unable to maintain compliance with our revised financial covenants, our lender may declare us to be in default and exercise its contractual remedies.

     We announced in June 2000 that we failed to meet certain financial covenants under the Credit Agreement for our term loan and revolving credit facility. On September 26, 2000, we entered into a First Amendment to Credit Agreement with our lender to amend the terms of our Credit Agreement. The amendment requires us to repay the debt in full by September 1, 2002. To pay off the loan in 2002, we may need to obtain new financing which may not be readily available to us at that time. If we are unable to obtain new financing, we will likely need to sell additional assets to meet the terms of the Credit Agreement. There is no assurance that we will be able to sell such assets on the timetables or for the values anticipated.

     In addition to the required payment changes, the First Amendment to Credit Agreement, and the subsequent Second Amendment to Credit Agreement entered into on February 26, 2001, each amend the financial covenants contained in the Credit Agreement. If we are unable to comply with the terms of our revised financial covenants, our lender may declare a default and immediately accelerate the due date of our outstanding loans. If we are unable to repay our outstanding loans when asked to do so by the lender, the lender may exercise any one or more of the remedies available to it, including foreclosing on the assets pledged to support the facility, which includes virtually all of our assets. The lender may also require our subsidiaries to repay amounts outstanding because each of our subsidiaries is a co-borrower under the amendments to the Credit Agreement.

Historical losses may continue and, as a result, the price of our common stock may be negatively affected.

     Diedrich Coffee had a net loss of $3,988,000 for the fiscal year ended June 27, 2001, a net loss of $22,424,000 for the fiscal year ended June 28, 2000, and net losses of $2,562,000, $9,113,000 and $986,000 for the fiscal years ended January 1999, 1998 and 1997, respectively. Despite the acquisition of Coffee People and the implementation of a strategic plan during fiscal 1999 that included growing Diedrich Coffee through franchise area development agreements, we have not become profitable. We may continue to sustain net losses for the foreseeable future. We may never achieve profitability.

If we are not able to grow our business, the results of our operations and our financial condition may be adversely impacted.

     As of June 27, 2001, we operated 68 Diedrich Coffee, Coffee People or Coffee Plantation retail locations, which we managed on a day-to-day basis, and had 14 franchised Diedrich Coffee coffeehouse locations. We also had 291 Gloria Jean's retail locations, of which 272 were franchised. Our Gloria Jean's retail locations are principally located in malls. To grow, we must:

     - attract single and multi- store franchisees for our Gloria Jean's brand in the United States, and multi-store franchisees and franchise area developers internationally

     - continue to upgrade products and programs at Gloria Jean's

     - expand wholesale sales of Diedrich Coffee and Gloria Jean's

     - attract franchise area developers for Diedrich Coffee in the United States and internationally

     - obtain (or have our franchise area developers obtain) suitable sites at acceptable costs in highly competitive real estate markets

     - hire, train and retain qualified personnel

     - integrate newly franchised or corporate locations into existing product distribution

     - improve inventory control, marketing and information systems

     - impose and maintain strict quality control from green coffee acquisition to the fresh cup of brewed coffee in a customer's hand

     Implementation of our growth strategy may divert management's attention from other aspects of our business and place a strain on management, operational and financial resources, and accounting systems. Future inability to grow our business may adversely affect the results of our operations and our financial condition.

If we are unable to obtain acceptable financing, it could have a material adverse effect on our growth strategies and our ability to continue operations.

     In order to achieve our anticipated growth and the expansion of our wholesale and retail business we may need to incur debt or issue additional stock in public or private financings. If additional funds are raised through the issuance of stock, dilution to stockholders may result. If additional funds are raised through the incurrence of debt, these debt instruments will likely contain restrictive financial, maintenance and security covenants, which could have a material adverse effect on our business, financial condition and results of operations. This additional financing may not be available on terms satisfactory to us.

Growth of our international operations may be adversely affected by factors outside of our control.

     We have 95 Gloria Jean's franchised stores located outside of the United States and its territories. As part of our growth strategy, we will be seeking franchise developers internationally for Gloria Jean's stores. As a result, our business and operations will be increasingly subject to the risk of changes in economic conditions and, to a lesser extent, changes in social and political conditions inherent in foreign operations, including changes in U.S. laws and regulations relating to foreign trade and investment. In addition, consumer tastes vary from region to region, and consumers located in the regions in which we intend to expand our retail operations may not be as receptive to specialty coffees as consumers in existing markets.

Our growth through franchise area development may not occur as rapidly as we currently anticipate.

     Our ability to recruit, retain and contract with qualified franchise area developers has become, and will continue to be, important to our operations as we expand. In addition, the coffeehouses contemplated in existing franchise area development agreements may not open on the anticipated development schedule. Our franchisees are dependent upon the availability of adequate sources of financing on acceptable terms in order to meet their development obligations, and the credit markets for such franchise financing have historically been somewhat volatile. Prospective franchise lenders have historically been cautious in their approach to financing smaller or newer, less established retail brands vis-a-vis larger and more established franchised systems. Such financing may not be available to our franchised area developers, or only available upon disadvantageous terms. Our franchise development strategy may not enhance our results of operations. Failure to execute on our strategy to grow through franchise area development would harm our business, financial condition and results of operations.

Our revenue could be adversely affected if our franchisees experience business or operational difficulties.

     Should our franchisees encounter business or operational difficulties, anticipated revenue from franchise fees, including royalties and product sales to franchisees could be adversely affected. These adverse results could also affect our ability to sell additional franchises. If our revenue from franchisees decreases, results of our operations may be adversely impacted.

Our operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

     Our operating results will fluctuate from quarter to quarter as the result of a number of factors, including:

     - fluctuations in prices of unroasted coffee

     - labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements

     - the number, timing, mix and cost of coffeehouse and mall coffee store openings, franchises, acquisitions or closings

     - comparable store sales results

     - changes in consumer preferences

     - the level of competition from existing or new competitors in the specialty coffee industry

     From time to time in the future, our operating results likely will fall below the expectations of investors and public market securities analysts. Quarterly fluctuations, for any reason, could cause our stock price to decline. Also, our business is subject to seasonal fluctuations. The December holiday season generally experiences the highest sales. In contrast, hot weather tends to depress sales of hot coffee and espresso drinks, especially unseasonably warm weather. Consequently, we will continue to experience significant fluctuations in quarterly results.

     In addition, if we were to open additional Company owned-coffee houses in the future, we would incur significant pre-opening expenses, and the new coffeehouses would likely experience an initial period of operating losses. As a result, the opening of a significant number of Company-owned coffeehouses in a single period would have an adverse effect on our results of operations. Due to the foregoing, we believe that period-to-period comparisons of our historical or future operating results are not necessarily meaningful and such comparisons should not be relied upon as indicators of future performance.

If we fail to remain in compliance with Nasdaq's continued listing requirements, our stock may be removed from listing on the Nasdaq quotation system and may not qualify for listing on any stock exchange, in which case it may be difficult to find a market in our stock.

     If our stock is no longer traded on a national trading market it may be more difficult for you to sell shares that you own, and the price of the stock may be negatively affected. Currently our securities are traded on The Nasdaq National Market. Nasdaq has certain continued listing requirements, including minimum trading price and shareholder equity requirements. Previously, we have received notice from Nasdaq that our stock price fell below the minimum trading price. In addition, we were notified that we were not in compliance with Nasdaq's former net tangible asset requirement. While we have since come back into compliance with all of the Nasdaq listing requirements, it is possible that we will fall out of compliance with one or more of the Nasdaq continued listing criteria at some point in the future. Failure to comply with any one of several Nasdaq requirements may cause our stock to be removed from listing on Nasdaq. Should this happen, we may not be able to secure listing on other exchanges or quotation systems. This would have a negative effect on the price and liquidity of our stock.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business.

     Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. The loss of services of these individuals could disrupt operations. Although Diedrich Coffee has employment agreements with several of its executive officers, any of its executive officers can terminate his or her employment if he or she chooses to do so. In addition, our success and the success of our franchisees will depend upon our and their ability to attract and retain highly motivated, well-qualified retail operators and other management personnel, as well as a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Our inability to recruit and retain such individuals may delay the planned openings of new retail locations or result in higher employee turnover in existing retail locations, which could have a material adverse effect on our business or results of operations.

Our industry is highly competitive and we may not have the resources to compete effectively.

     With low barriers to entry, competition in the industry is expected to increase from national and regional chains, franchise operators and local specialty coffee stores. Our whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, variety and discount stores and a growing number of specialty coffee stores. Many specialty coffee companies including Starbucks, Seattle's Best Coffee, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters, sell whole bean coffees through these channels. In our sale of coffee beverages and espresso drinks, we compete directly against all other specialty grade coffee roasters, coffeehouses, espresso/coffee bars and mall coffee stores, as well as against restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. Our competition at this level includes a growing number of specialty coffee retailers including Starbucks, Seattle's Best Coffee, Barnie's, Coffee Beanery Ltd., Caribou, Peet's Coffee, Tully's Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than us. In addition, we compete to draw consumers of standard or commercial coffee, and consumers of substitute coffee products manufactured by a number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble and Nestle, to specialty grade coffee.

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

     Our business is primarily centered on one product: fresh specialty grade coffee. To date, our operations have been limited to primarily the purchase and roasting of green coffee beans and the sale of whole bean coffee, coffee beverages and espresso drinks through our franchise coffee stores, coffeehouses and wholesale coffee and mail order businesses. Any decrease in demand for coffee would have a material adverse effect on our business, operating results and financial condition.

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

Power shortages in California could substantially and adversely effect our business and results of operations.

     We rely on a continuous power supply in the operation of our business. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently have no alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any interruption of our ability to roast our coffee or continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

     All but 1 of our 87 Company-operated coffeehouses are presently on leased premises. Gloria Jean's stores are generally leased by an indirect subsidiary of Coffee People, although in most cases, the franchisees pay their rent directly to their landlord. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, these leases may not be renewed. If they are renewed, rents may increase substantially. Either of these events could adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value.

Our failure or inability to enforce our trademarks and trade names could adversely affect our efforts to establish brand equity.

     Our ability to successfully expand our concepts will depend in part on our ability to maintain "brand equity" through the use of our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold a number of trademarks and service marks related to our brands. Some or all of our rights related to our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek or intend to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we fail to enforce our intellectual property rights, we may be unable to capitalize on our efforts to maintain brand equity. It is possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations, including foreign countries. Claims from prior users could limit our operations and possibly cause us to pay damages or licensing fees to a prior user or registrant of similar intellectual property.

Future changes in minimum wage requirements could adversely affect our business, financial condition, results of operations or cash flows.

     A number of our employees are subject to various minimum wage requirements. Many of our employees work in retail locations located in California and receive salaries equal to the California minimum wage. The minimum wage in California is $6.25 per hour and is expected to increase to $6.75 per hour in January 2002. Additionally, the minimum wage in Oregon rose to $6.50 per hour in January 1999. There can be no assurance that similar increases will not be implemented in these or other jurisdictions in which we operate or seek to operate. There can be no assurance that we will be able to pass additional increases in labor costs through to our guests in the form of price adjustments and, accordingly, such minimum wage increases could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Compliance with health, franchising and other government regulations applicable to us could have a material adverse effect on our business, financial condition, and results of operations.

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

     We are also subject to federal regulation and certain foreign and state laws that govern the offer and sale of franchises and the franchisor-franchisee relationship. Many foreign and state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some foreign countries and states require companies to register certain materials before franchises can be offered or sold in that country or state. The failure to obtain or retain licenses or registration approvals to sell franchises could delay or preclude franchise sales and otherwise adversely affect our business, financial condition and results of operations. Additionally, any franchise law violations may give existing and future franchisees a basis to bring claims against Diedrich Coffee. Franchise law violation claims could include unfair business practices, negligent misrepresentation, fraud, and statutory franchise investment and/or relationship violations. Remedies may include damages and/or rescission of the franchise agreement by the franchisee. These claims may already exist and their assertion against us could adversely affect our business, financial condition, and results of operations.

RECENT DEVELOPMENTS

     During June 2001, we entered into a letter of intent to sell eight of our coffeehouses in Phoenix, Arizona, along with related intangible assets including the "Coffee Plantation" trademarks and trade name. Under the terms of the sale, which is anticipated to close before the end of October 2001, the buyers will also assume operation of four additional coffeehouses on a sublease basis, with an option to purchase them in the future at a predetermined price. Other terms of the transaction include the right for us to continue using the Coffee Plantation trademarks on a royalty-free basis for our five remaining Company operated Coffee Plantation locations. The buyers will also execute a long term exclusive supply agreement which provides, among other things, that we will be their wholesale supplier of roasted coffee for the units noted above and any other new Coffee Plantation units they may acquire or develop during the term of the agreement, and committing the buyers to certain minimum levels of coffee purchases annually.

     As described more fully in the Notes to the accompanying Consolidated Financial Statements, we recorded an asset impairment charge of $1,536,251 during the fourth quarter of fiscal 2001 in order to reduce the carrying value of these assets to their fair values, net of estimated disposal costs, as well as a charge of $232,000 to reflect the net present value of our remaining lease obligations.

ITEM 2.  PROPERTIES.

OFFICE SPACE

     We lease approximately 57,285 square feet of office space for administrative offices, warehousing, and training facilities in Irvine, California. The lease for this facility expires in October 2003. We currently lease approximately 9,400 square feet of office space in Beaverton, Oregon, though we have sublet this lease, which expires in February 2004. Until December 2000, we also leased 1,888 square feet of office space in Tempe, Arizona for our regional offices. This lease was on a month-to-month basis. We also have a 60,000 square foot roasting facility located in Castroville, California that is leased through December 31, 2005, with an additional renewal option term of 7 years.

     We believe that our facilities are generally adequate for our current needs, and that suitable additional production and administrative space will be available as needed for the foreseeable future.

COMPANY-OWNED LOCATIONS

     In addition, as of June 27, 2001, we were a party to various leases for a total of 86 Company operated retail locations. We closed 9 retail locations in fiscal 2001, 11 retail locations in fiscal 2000, 2 retail locations and a Denver warehouse in fiscal 1999 and 11 retail locations in fiscal 1998. Our Company-operated retail locations on leased premises are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or if renewed, that rents will not increase substantially, both of which would adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial increases or are subject to renewal with a scheduled rent increase, which could result in rents being above fair market value.

     We currently own the land and buildings in Portland, Oregon at which one of our Company-operated Coffee People Oregon drive through espresso bars are operated, and an additional vacant parcel of land behind this location.

FRANCHISED STORES

     All of our Gloria Jean's locations are operated on leased premises, most situated in regional malls, 196 of which are located in the United States and 95 of which are located in foreign countries. A majority of the leased premises presently occupied by domestic Gloria Jean's franchised outlets are leased by us, and we have entered into sublease agreements with the franchisee on a cost pass-through basis. Gloria Jean's, however, remains obligated under the lease in all such cases. In the future, franchisees will in most cases be required to enter into master leases directly with the mall owner, as well as in the case of renewals of existing location leases as they come up for renewal. Gloria Jean's stores are designed to accommodate locations in various sizes, ranging from 170 square foot kiosk outlets (which sell principally coffee drinks and other beverages) to 2,000 square foot full service stores.

ITEM 3.  LEGAL PROCEEDINGS.

     In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of September 24, 2001, we were not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 7, 2001 we held a special meeting of stockholders to consider the following actions:

     - To approve an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 25,000,000 shares to 35,000,000 shares. Our shareholders approved this amendment, with 3,321,759 votes cast for the amendment, 197,899 votes cast against the amendment and 7,460 votes withheld.

     - To approve the sale to a series of investors of 8,000,000 shares of our common stock at $0.75 per share and the issuance of warrants to purchase an additional 2,000,000 shares of our common stock at an initial exercise price of $1.20 per share. Our shareholders approved this sale, with 3,333,678 votes cast for the amendment, 187,364 votes cast against the amendment, and 6,076 votes withheld.

     - To effect a decrease in the number of issued and outstanding shares of our common stock by means of a one-for-four reverse stock split to be effected after the issuance and sale of our shares described above, and to proportionately decrease our authorized shares of common stock. This proposal was approved by our shareholders, with 8,925,941 votes cast for the amendment, 130,266 votes cast against the amendment and 9,045 votes withheld.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is reported on the Nasdaq National Market System under the symbol "DDRX." The following table sets forth, for the periods indicated, the range of high and low trading prices for our common stock as reported on the Nasdaq National Market System. We changed our fiscal year end in July 1999 from the Wednesday before January 31 to the Wednesday before June 30. This table restates the quarters as if the change in fiscal year occurred in July 1998.

                                                              PRICE RANGE(1)
                                                              ---------------
                           PERIOD                              HIGH     LOW
                           ------                             ------   ------
FISCAL YEAR ENDED JUNE 28, 2000
  Twelve Weeks Ended September 22, 1999.....................  $26.50   $16.75
  Twelve Weeks Ended December 15, 1999......................   22.75     16.0
  Twelve Weeks Ended March 8, 2000..........................   18.25    14.25
  Sixteen Weeks Ended June 28, 2000.........................   15.25     8.75
FISCAL YEAR ENDED JUNE 27, 2001
  Twelve Weeks Ended September 20, 2000.....................   11.50     5.25
  Twelve Weeks Ended December 13, 2000......................    7.88     1.00
  Twelve Weeks Ended March 7, 2001..........................    5.62     1.00
  Sixteen Weeks Ended June 27, 2001.........................    5.04     2.00
FISCAL YEAR ENDED JUNE 26, 2002
  Twelve Weeks Ended September 19, 2001.....................    4.11     2.47

---------------

(1) On May 9, 2001, Diedrich Coffee effected a one-for-four reverse stock split by filing an amendment to its certificate of incorporation. The reverse stock split resulted in every four shares of our outstanding common stock being converted automatically into one share of common stock. Our stock began trading on The Nasdaq National Market on a post-reverse stock split basis on May 11, 2001. All per share amounts have been adjusted for the reverse stock split.

     At September 21, 2001, there were 5,161,279 shares outstanding and 708 stockholders of record of our common stock. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

     On May 8, 2001, Diedrich Coffee completed the sale of 8,000,000 shares (pre-reverse split) of its common stock, at a price of $0.75 per share, and the issuance of warrants to purchase 2,000,000 shares (pre-reverse split) of its common stock, at an initial exercise price of $1.20 per share, to a series of investors including Sequoia Enterprises, L.P., of which Diedrich Coffee's chairman, Paul C. Heeschen, is the general partner and a number of entities of which Westcliff Capital Management, LLC is the general partner or investment advisor. The sale of the stock and warrants was not registered in reliance on Rule 506, promulgated under Regulation D pursuant to the Securities Act of 1933, as amended because the purchasers were all accredited investors, within the meaning of Rule 506. The gross proceeds to Diedrich Coffee from the equity investment were $6.0 million. Diedrich Coffee paid $3.6 million of the proceeds to its lender to reduce outstanding indebtedness. After the payment of approximately $520,000 in transaction expenses, the remainder of the proceeds were used for current obligations and working capital.

ITEM 6.  SELECTED FINANCIAL DATA.

     In an effort to align our fiscal year with that of Coffee People, which we acquired on July 7, 1999, we changed our year end from a fiscal year ending the Wednesday before January 31 to a fiscal year ending on the Wednesday before June
30. Accordingly, the selected financial data below includes information as of and for the twenty-two weeks ended June 30, 1999 and as of and for the twenty-six weeks ended July 29, 1998, in addition to the last four fiscal years. The following selected financial data may not be indicative of our future results of operations and should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 22 and should be read in conjunction with our consolidated financial statements and related notes.

                                                      TWENTY-TWO
                            YEAR ENDED   YEAR ENDED   WEEKS ENDED   YEAR ENDED     TWENTY-SIX     YEAR ENDED
                             JUNE 27,     JUNE 28,     JUNE 30,     JANUARY 27,    WEEKS ENDED    JANUARY 28,
                               2001         2000         1999          1999       JULY 29, 1998      1998
                            ----------   ----------   -----------   -----------   -------------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:
  Net Revenue:
     Retail Sales.........   $46,925      $ 48,308      $ 8,786       $21,248        $10,629        $20,760
     Wholesale and
       other..............    18,545        19,081        1,467         2,767          1,324          2,222
     Franchise revenue....     6,770         6,813          109           200             --             --
                             -------      --------      -------       -------        -------        -------
          Total...........    72,240        74,202       10,362        24,215         11,953         22,982
                             -------      --------      -------       -------        -------        -------
  Costs and expenses:
     Cost of sales and
       related occupancy
       costs..............    35,705        38,112        4,600        10,849          5,395         11,458
     Operating expenses...    20,827        20,671        3,795         8,887          4,852         10,737
     Depreciation and
       amortization.......     4,445         4,331        1,212         1,941            944          1,785
     General and
       administrative
       expenses...........    11,232        16,058        2,013         4,790          2,088          4,006
     Provision for asset
       impairment and
       restructuring
       costs..............     2,867        16,370          799            --             --          3,902
     (Gain)/Loss on asset
       disposals..........      (173)          (24)           4             4             --             --
                             -------      --------      -------       -------        -------        -------
          Total...........    74,903        95,518       12,423        26,471         13,279         31,888
                             -------      --------      -------       -------        -------        -------
Operating loss............    (2,663)      (21,316)      (2,061)       (2,256)        (1,326)        (8,906)
Interest expense and
  other, net..............    (1,289)       (1,089)        (285)         (302)          (177)          (205)
                             -------      --------      -------       -------        -------        -------
Loss before income
  taxes...................    (3,952)      (22,405)      (2,346)       (2,558)        (1,503)        (9,111)
Income tax expense
  (benefit)...............        36            19            3             4             (4)             1
                             -------      --------      -------       -------        -------        -------
Net loss..................   $(3,988)     $(22,424)     $(2,349)      $(2,562)       $(1,507)       $(9,112)
                             =======      ========      =======       =======        =======        =======
Basic and diluted loss per
  common share(A).........   $ (1.16)        (7.19)       (1.52)        (1.73)         (1.04)         (6.76)
                             =======      ========      =======       =======        =======        =======

                                                      TWENTY-TWO
                            YEAR ENDED   YEAR ENDED   WEEKS ENDED   YEAR ENDED     TWENTY-SIX     YEAR ENDED
                             JUNE 27,     JUNE 28,     JUNE 30,     JANUARY 27,    WEEKS ENDED    JANUARY 28,
                               2001         2000         1999          1999       JULY 29, 1998      1998
                            ----------   ----------   -----------   -----------   -------------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
  Working capital
     (deficiency).........   $  (820)     $ (4,216)     $(2,122)      $  (655)       $  (549)       $  (959)
  Total assets............    31,891        40,330       11,465        12,736         13,026         13,948
  Long-term debt and
     obligations under
     capital leases, less
     current portion......     4,219        10,252        2,739         2,783          3,020          2,817
  Total stockholders'
     equity...............    16,613        15,122        3,779         6,027          6,604          6,835

---------------

(A) All share and per share information has been adjusted to reflect our one-for-four reverse stock split which was effective May 9, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Diedrich Coffee is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages, as well as light food items, whole bean coffee and accessories, through our Company operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis through a network of distributors in the Office Coffee Service ("OCS") market, and to other wholesale customers including restaurant chains and other retailers. Our brands include Diedrich Coffee, Gloria Jean's, Coffee People and Coffee Plantation. As of June 27, 2001, we owned and operated 87 retail locations and franchised 286 other retail locations under these brands, for a total of 373 retail coffee outlets. Although the specialty coffee industry is presently dominated by a single company, which operates or licenses over ten times the number of retail outlets we do, we are one of the nation's largest specialty coffee retailers with annual system-wide revenue in excess of $150 million. Our retail units are located in 37 states and 11 foreign countries. We also have over 375 wholesale accounts with OCS distributors, chain and independent restaurants, and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

     Our predecessor company, Carl E. Diedrich & Sons, commenced operations in Orange County, California in 1972 and changed its name to Diedrich Coffee when its first retail store opened. Diedrich Coffee incorporated in California in 1985. The company remained a small, family operated business with only three retail locations until 1992, but grew rapidly from 1992 to 1996 through construction of new Diedrich Coffee coffeehouses in Orange County, and the acquisition of coffeehouses operated under other brands in Houston, Denver and San Diego which were converted into Diedrich Coffee units. In August 1996, we reincorporated under Delaware law as Diedrich Coffee, Inc. and completed an initial public offering of our common stock in September 1996.

     During 1997, we experienced difficulties managing the rapid growth of the several preceding years, and a new senior management team was recruited. We restructured our operations in November 1997, and in 1998 we adopted a strategy to grow our business nationally through franchising arrangements with large area developers. We subsequently executed ten franchise area development agreements which called for the development of 447 Diedrich Coffee coffeehouses throughout the United States. As of June 27, 2001, only two of these area development agreements remained representing commitments for 46 new Diedrich Coffee coffeehouses. We anticipate that one of these agreements will be amended during fiscal year 2002, which would reduce the number of coffeehouse commitments under these agreements to approximately 14 new coffeehouses.

     On July 7, 1999, we acquired Coffee People, Inc. Under the terms of that transaction, former Coffee People stockholders received $23.0 million in cash and 1.5 million shares of our common stock. The acquisition was funded from the proceeds of an offering of 4.6 million shares of our common stock, as well as a new bank credit agreement entered into at that time which included a $12 million term loan. The brands acquired as a result of the merger include Gloria Jean's, one of the leaders in the mall coffee store segment with coffee stores in 37 states and 11 foreign countries, Coffee People, based primarily in Portland, Oregon, and Coffee Plantation, based primarily in Phoenix, Arizona.

     We experienced significant challenges assimilating Coffee People, a much larger company, and integrating the operations of both companies into a single organization. This occurred for several reasons, including the closure by Gloria Jean's franchisees of a significantly higher than expected number of franchise stores during the first year following the acquisition. Our Diedrich Coffee franchise area developers failed to meet their development schedules during this same period of time. The combination of these franchise unit shortfalls in both of our primary brands led to significant revenue, profit and cash flow shortfalls compared to the levels we had projected when negotiating the terms of our bank credit agreement in 1999, including repayment schedules and financial covenants. As a result of these and other challenges we experienced significant financial difficulties during fiscal 2000.

     On September 26, 2000, we executed an amendment to our bank credit agreement which, among other things, accelerated the maturity date of all of our bank debt to September 2002, and necessitated the sale of certain of our assets to meet amended terms and covenants, including term loan principal payments required prior to the amended maturity date. On September 27, 2000, our prior President and Chief Executive Officer retired and was replaced by J. Michael Jenkins. Mr. Jenkins has over 30 years of experience in the restaurant industry, having served as Chief Executive Officer and Chairman of the Steak & Ale restaurant chain, Executive Vice President of Marriott Corporation's Bob's Big Boy chain, President and Chief Executive Officer of the T.G.I. Friday's restaurant chain, President and Chief Executive Officer of Metromedia Steakhouses, Chief Executive Officer of El Chico Restaurants, Chief Executive Officer of Vicorp Restaurants and Chief Executive Officer of Boston Chicken.

     Upon his arrival, Mr. Jenkins immediately conducted a careful review of the strengths and deficiencies of the Company, in order to identify and implement a prioritized action plan to resolve our liquidity problems. Several significant changes were made as a result of that review, including the immediate termination of development activities and leases for eight of nine new Company operated coffeehouses previously planned to open during fiscal 2001, cancellation of plans to expand a repositioning test for our Gloria Jean's brand in a different retail format and under a modified brand name, and the immediate cessation of all non-essential capital and overhead expenditures.

     During October 2000, we were notified by Nasdaq that we failed to meet a requirement for continued listing of our common stock on the Nasdaq National Market. On January 9, 2001, we announced a restructuring plan which included the relocation of Gloria Jean's administrative support center from central California to Diedrich Coffee's home office in Orange County, California. The plan also included the elimination of 31 support center positions, the planned closure of four existing locations and the recording of a $780,000 restructuring and asset impairment charge during the third fiscal quarter as a result of these actions.

     On January 18, 2001, we were notified by Nasdaq of our failure to meet a second requirement for continued listing of our stock. Our Board of Directors determined that it would be in our existing stockholder's best interest for the Company to seek an equity infusion, and on January 26, 2001, we retained an investment banking firm to assist us in the process of raising additional equity capital. Our management subsequently met with a number of potential investors who had expressed interest in investing in the Company and who had executed strict confidentiality agreements, including trading prohibitions. As a result of this process, in February 2001, a Special Committee of our Board of Directors approved and we entered into a letter of intent with a group of new and current investors for a sale of newly issued shares of our common stock and warrants.

     On May 7, 2001, a special stockholder's meeting was held and our stockholders approved this transaction, as well as a one-for-four reverse stock split and an increase in the number of authorized shares of stock of the Company. Under the terms of the transaction, we sold 8,000,000 shares (pre-stock split) of common stock at $0.75 per share, for gross proceeds of $6 million. The investors also received warrants to purchase an additional 2,000,000 shares (pre-stock split) in the future at $1.20 per share (pre-stock split), exercisable for ten years, as well as registration rights requiring the Company to register all shares to be sold under the transaction. After the repayment of $3.6 million of bank debt from the proceeds of the offering, and approximately $520,000 of associated transaction costs, we retained net proceeds of approximately $1.9 million. The cash conservation measures noted above in conjunction with this equity infusion and related debt reduction significantly improved the financial condition of the Company, and on April 18, 2001, we were notified by Nasdaq that we met all requirements for continued listing of our stock.

                             RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenue of certain items included in the Company's consolidated statements of operations for the periods indicated:

                                                               TWENTY-TWO                  TWENTY-SIX
                                     YEAR ENDED   YEAR ENDED   WEEKS ENDED   YEAR ENDED    WEEKS ENDED
                                      JUNE 27,     JUNE 28,     JUNE 30,     JANUARY 27,    JULY 28,
                                        2001         2000         1999          1999          1999
                                     ----------   ----------   -----------   -----------   -----------
Net Revenue:
  Retail Sales.....................     65.0%        65.1%         84.8%         87.8%         88.9%
  Wholesale and Other..............     25.6         25.7          14.2          11.4          11.1
  Franchise revenue................      9.4          9.2           1.0           0.8           0.0
                                       -----        -----         -----         -----         -----
          Total....................    100.0%       100.0%        100.0%        100.0%        100.0%
                                       -----        -----         -----         -----         -----
Cost and Expenses:
  Cost of sales and related
     occupancy costs...............     49.4%        51.4%         44.5%         44.8%         45.1%
  Operating expenses...............     28.8         27.9          36.6          36.7          40.6
  Depreciation and amortization....      6.2          5.8          11.7           8.0           7.9
  General and administrative
     expenses......................     15.5         21.6          19.4          19.8          17.5
  Provision for asset impairment
     and restructuring costs.......      3.9         22.1           7.7            --           0.0
  (Gain)/Loss on asset disposals...     (0.2)         0.0           0.0           0.0           0.0
                                       -----        -----         -----         -----         -----
          Total....................    103.6%       128.6%        119.9%        109.3%        111.1%
                                       -----        -----         -----         -----         -----
Operating loss.....................     (3.6)%      (28.6)%       (19.9)%        (9.3)%       (11.1)%
Interest expense and other, net....     (1.8)        (1.5)         (2.7)         (1.3)         (1.5)
                                       -----        -----         -----         -----         -----
Loss before income taxes...........     (5.4)       (30.1)        (22.6)        (10.6)        (12.6)
Income tax expense.................      0.1          0.0           0.1           0.0           0.0
                                       -----        -----         -----         -----         -----
Net loss...........................     (5.5)%      (30.1)%       (22.7)%       (10.6)%       (12.6)%
                                       =====        =====         =====         =====         =====

     COFFEE PEOPLE ACQUISITION. On July 7, 1999, we acquired Coffee People in a transaction that was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded as of their fair values on that date. The results of operations for the years ended June 27, 2001 and June 28, 2000 differ significantly from all prior periods presented because of this acquisition.

     CHANGE IN FISCAL YEAR. In an effort to align our fiscal year with that of Coffee People, which we acquired on July 7, 1999, we changed our year end from a fiscal year ending on the Wednesday before January 31 to a fiscal year ending on the Wednesday before June 30. Accordingly, the following results of operations include a discussion for the year ended June 28, 2000 compared to the year ended January 27, 1999. In addition, the following results of operations include a discussion of the 22-week transition period ended June 30, 1999 compared to the 26 weeks ended June 29, 1998, as the seasonal nature of the Company's business does now allow for a meaningful comparison of annualized results for the twenty-two week period ended June 30, 1999, to the fiscal year ended June 28, 2000.

YEAR ENDED JUNE 27, 2001 COMPARED TO YEAR ENDED JUNE 28, 2000

     TOTAL REVENUE. Total revenue for the year ended June 27, 2001 decreased by $1,962,000, or 2.6%, to $72,240,000 from $74,202,000 for the year ended June 28,
2000. Retail sales revenue for the year ended June 27, 2001 decreased by $1,383,000, or 2.9%, to $46,925,000 from $48,308,000 for the year ended June 28,
2000. This decrease is the net impact of a $1,410,000 increase in retail sales resulting from an increase in the number of Company store operating weeks versus the earlier period, which was more than offset by a 5.7% decrease in comparable store sales over the same period of time. Note that the number of operating weeks for Company stores was higher during fiscal 2001 versus fiscal 2000 despite the fact that there were fewer Company stores at the end of the later period. This resulted from the relative timing of openings and closings of Company stores in each of the two years. For example, a Gloria Jean's store transferred from franchise to Company operations near the end of fiscal 2000; therefore, while it represented one Company store at the end of both periods, it contributed 52 weeks of Company store operations during fiscal 2001 versus only 8 weeks in fiscal 2000, or an increase of 44 Company store operating weeks in fiscal 2001 versus the earlier period. A summary of Company and franchise retail unit activity for both fiscal 2001 and 2000 can be found under the caption "Business -- Diedrich Coffee's Business Model -- Retail Outlets" above. Wholesale revenue for the year ended June 27, 2001 decreased by $536,000, or 2.9%, to $18,545,000 from $19,081,000 for the year ended June 28, 2000. The decrease was primarily attributable to the closure of 33 franchised locations during the current year, as these franchised units previously purchased their roasted coffee from us, and we record the sale of roasted coffee to our franchisees in wholesale revenue. The decrease in whole bean coffee sales to our franchisees was largely offset by an increase in revenue received from unaffiliated wholesale customers, which increased $3,727,000, or 93.1%, to $7,731,000 during the year ended June 27, 2001 from $4,004,000 during the year ended June 28, 2000. Franchise revenue decreased by $43,000, or less than 1%, to $6,770,000 for the year ended June 27, 2001 from $6,813,000 for the year ended June 28, 2000. Franchise revenue consists of initial franchise fees, franchisee renewal fees, area development fees and royalties received on sales at franchised locations. The slight reduction in franchise revenue in fiscal 2001 versus fiscal 2000 is the net impact of an increase in international area development fees which was more than offset by a reduction in franchise royalties and other franchise revenue, as discussed in the table under Revenue Recognition in Note 1 to the attached Consolidated Financial Statements. The royalty reduction resulted from fewer domestic franchise operating weeks versus the prior year, the unfavorable impact of which more than offset the favorable impact from an increase in the number of international franchise unit operating weeks. International franchise units have a lower average royalty rate than do domestic franchise units.

     COST OF SALES AND RELATED OCCUPANCY COSTS. Cost of sales and related occupancy costs for the year ended June 27, 2001 decreased 6.3% to $35,705,000 from $38,112,000 for the year ended June 28, 2000. On a margin basis, Cost of sales and related occupancy costs decreased to 49.4 % of total revenue during fiscal 2001 versus 51.4% during fiscal 2000. This 2.0 margin basis point improvement was primarily caused by a reduction in rent expense associated with franchise units as a percentage of franchise revenue during fiscal 2001 versus fiscal 2000. Gloria Jean's incurs rent expense on one of its franchise units when a franchisee defaults on their sublease obligations. The balance of the margin improvement principally resulted from a decrease in cost of sales in the wholesale business as a percentage of wholesale revenue, due to a change in the relative size of various wholesale business components between the two periods. Early in fiscal 2001 the Company began outsourcing the distribution to its franchisees of merchandise, paper cups, napkins, and most other non-coffee items, which have a lower margin than coffee. Sales of such items to franchisees are recorded in wholesale revenue.

     OPERATING EXPENSES. Operating expenses for the year ended June 27, 2001 increased by 0.8% to $20,826,000, from $20,671,000 for the year ended June 28, 2000. On a margin basis, operating expenses increased to 28.8% of revenue during fiscal 2001 versus 27.9% during fiscal 2000. This unfavorable 0.9 margin basis point change is due to unfavorable changes versus fiscal 2000 in the relationship of operating costs for Company retail units, most notably labor and utilities, to the retail sales from those locations, and resulted primarily from the 5.7% comparable store sales decrease versus fiscal 2000 noted above. Labor, utilities and certain other operating expenses in a retail unit are semi-fixed, rather than completely variable based upon volume, and therefore represent a higher percentage of revenue when retail sales in existing locations decline.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $114,000 to $4,445,000 for the year ended June 27, 2001, or 6.2% of revenue, from $4,331,000 for the year ended June 28, 2000, or only 5.8% of revenue. The increase was primarily due to an increase in goodwill amortization expense, resulting from a reduction in the amortization period for goodwill. During fiscal 2000, all goodwill associated with the Coffee People acquisition was amortized based upon an assumed 40 year useful life. Beginning in fiscal 2001, the estimated useful lives of goodwill components were reevaluated and assigned 30 year or 10 year remaining useful lives, depending upon whether they related to franchise operations acquired or Company store operations acquired, respectively. In addition, the increase in Company store operating weeks versus fiscal 2000 because of unit count changes, as noted above, resulted in additional depreciation expense versus the prior year pertaining to Company operated coffeehouses.

     ASSET IMPAIRMENT AND RESTRUCTURING COSTS. Asset impairment and restructuring costs decreased to $2,867,000 for the year ended June 27, 2001 from $16,370,000 for the year ended June 28, 2000. During fiscal 2001, the Company recorded asset impairment charges of $1,536,000 for twelve Coffee Plantation stores located in Arizona and $181,000 relating to property in Portland which is being held for sale, and $455,000 in impairment charges associated with four Company and one franchise operated locations. A charge of $232,000 was also recorded to reflect the net present value of our remaining lease obligations on 4 of the 12 Arizona locations. In addition, $298,000 in severance costs associated with the relocation of Gloria Jean's support center and the related elimination of a number of administrative positions, and $165,000 in estimated lease termination costs for the planned closure of four under-performing Company operated locations, were recorded in fiscal 2001. During the year ended June 28, 2000, the Company recorded $16,370,000 in asset impairment and restructuring charges due to the write-down of goodwill associated with the Coffee People acquisition.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense decreased by $4,826,000, or 30.1%, to $11,232,000 for the year ended June 27, 2001 from $16,058,000 for the year ended June 28, 2000. As a percentage of total revenue, general and administrative expenses decreased to 15.5% during fiscal 2001 from 21.6% for fiscal 2000. This decrease was the result of several factors. First, significant non-recurring overhead expenses associated with the initial integration of the Coffee People acquisition were incurred in fiscal 2000, the first fiscal year following the acquisition. In addition, significant expenses were incurred in fiscal 2000 in conjunction with the recruitment of a number of new senior management personnel to support anticipated rapid national expansion of the Diedrich Coffee franchise system, including recruitment and relocation costs. Such integration and staffing expenses were not significant in fiscal 2001. Second, during October 2000, the Company implemented a number of measures specifically intended to reduce overhead, and in January 2001 announced a restructuring plan which included the consolidation of its previously separate support centers for Diedrich Coffee and Gloria Jean's, as well as the closure of division field offices in Portland, Oregon and Phoenix, Arizona, and the elimination of 31 overhead positions. Approximately one half of the expected annualized savings from these measures were realized during fiscal 2001, representing favorable overhead expense comparisons versus fiscal 2000.

     INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net, increased to $1,289,000 for the year ended June 27, 2001 from $1,089,000 for the year ended June 28, 2000. The increase is primarily due to a reduction in interest income in fiscal 2001 versus fiscal 2000. The Company had sizable cash reserves on deposit in interest bearing accounts during the first two quarters of fiscal 2000, immediately following receipt of cash proceeds from a public stock offering and new bank term loan which financed the Coffee People acquisition, and to a lesser degree, during the last two months of fiscal 2001 following an equity infusion in May 2001. Average cash balances deposited in interest bearing accounts were therefore higher during fiscal 2000 than in fiscal 2001, as were average interest rates earned on such cash balances.

     INCOME TAX EXPENSE. Net operating losses generated in the years ended June 27, 2001 and June 28, 2000 resulted in no federal income tax liability and only a nominal amount of state income tax expense for those periods. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between fiscal 2001 versus fiscal 2000 is due to changes in state income taxes owed in conjunction with the portfolio of Company operated Gloria Jean's units, which are located in a variety of states. As of June 27, 2001, a net operating loss for federal income tax purposes of $28,000,000 is available to be utilized against future taxable income for years through fiscal 2014, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.

YEAR ENDED JUNE 28, 2000 COMPARED TO YEAR ENDED JANUARY 27, 1999

     TOTAL REVENUE. Total revenue for the year ended June 28, 2000, which represents the first fiscal year of operations after the acquisition of Coffee People on July 7, 1999, increased 206.4% to $74,202,000 from $24,215,000 for the year ended January 27, 1999, which was the last full fiscal year of Diedrich Coffee prior to the acquisition. $49,330,000 of this increase was due to the acquisition of Coffee People. Excluding this amount, revenue increased $657,000, or 2.7% on a comparable basis. Retail sales revenue for the year ended June 28, 2000 increased 127.4% to $48,308,000 from $21,248,000 for the year ended January 27, 1999. $27,186,000 of this revenue increase was due to Diedrich Coffee-operated retail coffeehouses in Oregon and Arizona and mall-based Gloria Jean's coffee stores added during the acquisition. Excluding this amount, retail sales revenue decreased slightly by $125,000, or by 0.6%. This resulted from the timing of the closure of two Diedrich Coffee coffeehouses early in fiscal 2000, which had a slightly greater negative impact than the combined positive impact of two new Company operated Diedrich Coffee units opened near the end of the year, and positive Diedrich Coffee comparable store sales of 4.2% during the year. Wholesale and mail order revenue for the year ended June 28, 2000 increased 590% to $19,081,000 from $2,767,000 for the year ended January 27, 1999. $15,334,000 of this increase was due to the addition of the Gloria Jean's franchisee operations, which purchase roasted coffee from Diedrich Coffee. Excluding this amount, wholesale revenue increased $980,000, or 35.4%, due to an increase in Diedrich Coffee's chain restaurant wholesale customers as compared to the earlier period. Diedrich Coffee realizes a normal wholesale profit margin on its sale of roasted coffee beans to its Gloria Jean's franchisees, and this revenue and related contribution are recorded in the wholesale division's operating results. Franchise revenue increased to $6,813,000 for the year ended June 28, 2000 from $200,000 for the year ended January 27, 1999. $6,810,000 of this increase was due to the acquisition of the primarily franchise operated Gloria Jean's brand. Excluding this amount, franchise revenue was essentially flat compared to the prior period, as only one new Diedrich Coffee franchise unit opened near the end of the fiscal year. Franchise revenue consists primarily of initial franchise fees, franchise renewal fees, area development fees and royalties received on revenue generated at franchised locations. As of June 28, 2000, we had 3 franchised Diedrich Coffee locations, 194 franchised Gloria Jean's mall coffee stores and 62 international Gloria Jean's franchise units, compared with 2 franchised Diedrich Coffee locations and no franchised Gloria Jean's locations as of January 27, 1999.

     COST OF SALES AND RELATED OCCUPANCY COSTS. Cost of sales and related occupancy costs for the year ended June 28, 2000 increased 251% to $38,112,000 from $10,849,000 for the year ended January 27, 1999. $26,272,000 of this increase was due to the acquisition of Coffee People. Excluding this amount, cost of sales and related occupancy expense for Diedrich Coffee increased by $992,000, or 9.1%, on a comparable basis. Excluding the effect of the Coffee People acquisition, cost of sales and related occupancy costs for the Company's retail segment increased to 41.7% of retail sales revenue in the year ended June 28, 2000 from 40.5% of retail sales revenue in the year ended January 27, 1999, as occupancy costs increased due to the opening of two stores unrelated to the acquisition, as well as for several locations under construction during the year. Excluding the effect of the Coffee People acquisition, cost of sales and related occupancy for the Company's wholesale segment decreased to 80.9% of wholesale revenue during the year ended June 28, 2000 from 81.5% of wholesale revenue during the year ended January 27, 1999. Excluding the effects of the Coffee People acquisition, there were no cost of sales and related occupancy costs for the Company's franchise segment in either the fiscal years ended June 28, 2000 or January 27, 1999.

     OPERATING EXPENSES. For the year ended June 28, 2000 operating expenses, as a percentage of total revenue, decreased to 27.9% of revenue, from 36.7% for the year ended January 27, 1999. This reduction was primarily attributable to the large increase in the wholesale revenue base as a result of the acquisition of Coffee People. The 590% wholesale revenue increase from fiscal 1999 to fiscal 2000 resulted largely from the sale of roasted coffee to Gloria Jean's franchisees after the acquisition. Meanwhile, operating expenses associated with wholesale distribution increased only 113%. Excluding the impact of the Coffee People acquisition, operating expenses as a percentage of total revenue remained almost unchanged, increasing to 36.9% for fiscal 2000 compared to 36.7% for the year ended January 27, 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $4,331,000 for the year ended June 28, 2000 from $1,941,000 for the year ended January 27, 1999. The increase was primarily due to the addition of Coffee People depreciable assets and the amortization of goodwill associated with the acquisition of Coffee People. As a percentage of total revenue, depreciation and amortization decreased to 5.8% for the year ended June 28, 2000 in comparison to 8.0% for the year ended January 27, 1999, because of the relatively higher percentage of Coffee People's business in the franchise and wholesale areas compared to Diedrich Coffee's, which was skewed more to Company operated coffeehouses. Franchising and wholesaling are less capital intensive than operating Company owned retail locations.

     ASSET IMPAIRMENT AND RESTRUCTURING COSTS. Asset impairment and restructuring costs were $16,370,000 for the year ended June 28, 2000. The charge was primarily attributable to the write-down of goodwill associated with the Coffee People acquisition.

     GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of total revenue, general and administrative expenses increased to 21.6% for the year ended June 28, 2000, the first fiscal year following the acquisition of Coffee People, compared to 19.8% for the year ended January 27, 1999 for Diedrich Coffee on a stand-alone basis. This unfavorable comparison of 1.8 margin basis points is the net effect of several offsetting factors; favorable overhead efficiencies resulting from the consolidation, which were more than offset by nonrecurring integration expenses and a number of overhead expenses incurred staffing up Diedrich Coffee's franchise development and operations support structure in anticipation of rapid national expansion by franchise area developers, as well as the fact that the acquired Company had significantly higher overhead costs as a percentage of revenue in several support functions. The acquisition resulted in a number of efficiencies for the combined Company in terms of its ability to leverage fixed and semi-fixed overhead, expressed as a percentage of revenue, compared to Diedrich Coffee's respective pre-acquisition figures on a stand-alone basis. The most significant examples of this were as follows:
Chairman and Chief Executive Officer overhead expense improved to only 1.0% of revenue during fiscal 2000 for the combined Company, an improvement of 2.2 margin basis points from 3.2% of revenue for Diedrich Coffee alone for fiscal 1999. This resulted from Chairman and Chief Executive Officer overhead expense dollars remaining substantially the same for the combined Company as they had been for Diedrich Coffee alone, while combined Company revenue more than tripled compared to Diedrich Coffee's pre-acquisition level. Similarly, accounting and finance overhead expenses improved 0.9 margin basis points to 2.8% of revenue in fiscal 2000 from 3.7% in fiscal 1999, because the combined Company had substantially similar overhead expenses for its Chief Financial Officer, controller and audit fees during fiscal 2000 as Diedrich Coffee alone had spent on these expenses before the acquisition, while revenue increased by a factor of three. Overhead expenses associated with being a publicly traded Company, including Directors and Officers insurance premiums and certain legal expenses, improved 0.7 margin basis points to 0.9% of revenue during fiscal 2000 from 1.6% in fiscal 1999 for this same reason (Diedrich Coffee and Coffee People were each publicly traded companies prior to the acquisition). More than offsetting these efficiencies were certain nonrecurring integration related overhead expenses totaling approximately 1.2 % of revenue in fiscal 2000. In addition, Coffee People had historically spent a higher percentage of revenue than Diedrich in several overhead expense areas including information systems, real estate and construction, and field operations and multi-unit supervision. Since Coffee People prior to the acquisition was roughly twice the size of Diedrich on a revenue basis, the combined Company's cost structure is more heavily weighted to resemble Coffee People's.

     INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net increased to $1,316,000 for the year ended June 28, 2000 from $385,000 for the year ended January 27, 1999. The increase is primarily due to bank debt incurred in connection with the acquisition of Coffee People.

TWENTY-TWO WEEKS ENDED JUNE 30, 1999 COMPARED WITH THE TWENTY-SIX WEEKS ENDED JULY 29, 1998

     TOTAL REVENUE. Total revenue of $10,362,000 for the twenty-two weeks ended June 30, 1999 was 13.3% lower than total revenue of $11,953,000 for the twenty-six weeks ended July 29, 1998, as lower retail sales from Diedrich coffeehouses in the 1999 period more than offset increases in wholesale revenue and franchise revenue in the 1999 period as compared to the 1998 period. Retail sales revenue of $8,786,000 for the twenty-two weeks ended June 30, 1999 was 17.3% lower than retail sales revenue of $10,629,000 for the twenty-six weeks ended July 29, 1998, despite an increase in comparable store sales versus the earlier period, due to fewer weeks in the 1999 period and fewer Company operated coffeehouses open. Subsequent to July 29, 1998, but before the end of the twenty-two week period in 1999, four Company operated coffeehouses were closed, and another two were sold to a franchisee, resulting in $684,000 of the unfavorable revenue variance during the 1999 period as compared to the 1998 period. This reduction in the number of Diedrich Coffee operated units was partially mitigated by $87,000 of retail sales from two new Company coffeehouses, which were opened toward the end of the twenty-two week period ended June 30, 1999. As of June 30, 1999, Diedrich Coffee operated 39 retail locations, compared to 43 Diedrich Coffee operated locations at July 29, 1998. Comparable store sales increased 3.4% for the twenty-two weeks ended June 30, 1999 on a comparable year-over-year basis due to improved target marketing programs. All of this 3.4% increase represented and increase in transactions and favorable menu mix trade-ups, as no price increases were taken during the period. Wholesale and other revenue for the twenty-two weeks ended June 30, 1999 increased 10.9% to $1,468,000 from $1,324,000 for the twenty-six weeks ended July 29, 1998, despite the fewer number of weeks in the 1999 period, due to continued focus on growing this segment of the business. Franchise revenue were $109,000 for the twenty-two weeks ended June 30, 1999, compared with $0 during the twenty-six weeks ended July 29, 1998, as Diedrich Coffee had two franchise units in the 1999 period but none in the 1998 period.

     COST OF SALES AND RELATED OCCUPANCY COSTS. Cost of sales and related occupancy costs for the twenty-two weeks ended June 30, 1999 decreased to $4,600,000, compared to $5,395,000 for the twenty-six weeks ended July 29, 1998. As a percentage of total revenue, cost of sales and related occupancy costs decreased by 0.7 margin basis points, to 44.4% for the 1999 period from 45.1% for the 1998 period. This decrease as a percentage of revenue was due to an increase in wholesale and franchise revenue when comparing the two periods, notwithstanding the shorter length of the 1999 period, but a simultaneous decrease in retail sales from Company coffeehouses largely attributable to the fewer weeks in the 1999 period. Occupancy costs like rent are typically associated with Company operated retail outlets much more so than with wholesale or franchise activities.

     OPERATING EXPENSES. For the twenty-two weeks ended June 30, 1999, operating expenses as a percentage of total revenue decreased to 36.6% from 40.6% for the twenty-six weeks ended July 29, 1998. Though costs increased as a result of new training programs implemented at the store level, and due to inventory write-offs, these additional costs were more than offset by the increase in wholesale revenue as we placed an increased emphasis on adding new chain restaurant accounts.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1,212,000 for the twenty-two weeks ended June 30, 1999 from $944,000 for the twenty-six weeks ended July 29, 1998. The increase is primarily due to the accelerated depreciation taken on a closed coffeehouse.

     GENERAL AND ADMINISTRATIVE EXPENSES. For the twenty-two weeks ended June 30, 1999, general and administrative expenses, as a percentage of total revenue, increased to 19.4% from 17.5% for the twenty-six weeks ended July 29, 1998. This increase was primarily a result of an increase in overhead expenses associated with due diligence and other facilitative measures associated with the pending Coffee People acquisition.

     INTEREST EXPENSE. Interest expense increased to $283,000 for the twenty-two weeks ended June 30, 1999 from $197,000 for the twenty-six weeks ended July 29, 1998. The increase is related to a acceleration of non-cash interest related to the fair market value of the warrants, relating to the note payable with Amre Youness, a former director of Diedrich Coffee.

                        LIQUIDITY AND CAPITAL RESOURCES

     We had a working capital deficit, as of June 27, 2001, of $820,000 compared to a deficit of $4,216,000 at June 28, 2000. Cash used in operating activities totaled $213,000 for the year ended June 27, 2001 as compared to cash used in operating activities of $672,000 for the year ended June 28, 2000. This improvement is the net result of many factors more fully enumerated in the consolidated statements of cash flows in the accompanying consolidated financial statements, including significant reductions in accounts receivable and inventory levels during the current fiscal year.

     Net cash provided by investing activities for the year ended June 27, 2001 totaled $162,000, primarily due to the fact that proceeds received from the sale of property and equipment were slightly greater than capital expenditures for property and equipment. Net cash provided by financing activities totaled $170,000. This consists of $5,536,000 in net proceeds received from the issuance of 8,000,000 shares (pre-reverse split) of our common stock, net of $5,366,000 in principal payments on long term debt and capital lease obligations for the year ended June 27, 2001.

     On July 7, 1999, we completed an offering of 4,930,000 shares (including an over-allotment option). All of the shares of common stock were sold on behalf of Diedrich Coffee, of which 330,000 shares of common stock were sold pursuant to the exercise of the underwriters' over-allotment option. The net proceeds of the offering, after deducting approximately $4.1 million in underwriters' commissions and related expenses, were approximately $25.4 million.

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

     On September 26, 2000, we entered into a First Amendment to Credit Agreement with Fleet National Bank to amend certain terms of the original Credit Agreement. The First Amendment to Credit Agreement provides, among other things, for a significant reduction in required minimum principal amortization payments going forward, an acceleration in the maturity date of all amounts owed under the Credit Agreement, an agreement between the parties as to certain assets intended to be sold as well as the allocation of future net asset sale proceeds between us and the bank, the introduction of an additional event of default under the Agreement, a reduction in the overall amount of the revolving credit facility and certain new restrictions governing use of the facility, and a modification of the financial covenants and our ability to obtain new third party debt going forward. The interest rate and the timing of (quarterly) interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement.

     Specifically, under the terms of the First Amendment to Credit Agreement, no further principal payments on the term loan were required from August 1, 2000 until January 31, 2001. We began making principal payments of $25,000 per month starting February 1, 2001, which increased to $100,000 per month beginning July 1, 2001. Continued minimum monthly payments of $100,000 are required until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerated the final maturity date of all remaining amounts owed under the credit Agreement to September 1, 2002. In addition, we and the bank identified certain assets that could be sold without interfering with the our growth strategy, including two pieces of owned real property under existing Company retail locations, which will be leased back from the buyer, a third parcel of owned real property, presently undeveloped, and certain Company operated coffeehouses outside of our core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank will receive 50% of the net proceeds from any such asset sales. In January 2001, the first two pieces of owned real property were sold in a sale-leaseback transaction for $415,000, $208,000 of which was remitted to Fleet National Bank. In May 2001 three Company-operated coffeehouses in Texas were sold for $1,025,000, of which $448,500 was remitted directly to Fleet National Bank. In addition, in May 2001, 8,000,000 shares (pre-reverse split) of our common stock were sold for gross proceeds of $6,000,000. Out of the proceeds received from this stock issuance, $3,600,000 was remitted to Fleet National Bank. The proceeds received from all of the asset sales noted above were applied solely to our note payable principal balance.

     The amendment also introduced an additional event of default under the Agreement. The amendment specified that a materially adverse change in our financial condition (or of any of our subsidiaries), as determined by the bank in its sole and exclusive discretion, is defined as an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes to the Credit Agreement under the terms of the First Amendment to Credit Agreement include a reduction in the revolving credit facility, which we had previously been unable to access because of the covenant defaults, from a $3,000,000 limit to $1,293,000 and a restriction that the reduced facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves our ability to obtain third party financing for capital projects and maintenance capital, and increases our flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement the bank waived the previous financial covenant defaults, and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by us. In addition to resetting such ratios in the financial covenants as contained in the original Credit Agreement, the parties agreed to a new covenant under the First Amendment to Credit Agreement which committed us to achieving certain minimum levels of cumulative principal repayments in addition to amounts reflected in the new minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001. Such incremental principal repayments and the scheduled minimum monthly amounts described above were generated primarily from the net proceeds paid to the bank from the above mentioned asset sales and stock issuance. We met our payment obligation with respect to both the $283,000 that was due by March 31, 2001 and the $708,000 that was due by June 30, 2001. In addition, as of June 27, 2001, we had already met our payment obligation with respect to the $1,619,900 required to be paid by September 30, 2001.

     We believe that cash from operations and asset sales will be sufficient to satisfy our working capital needs at the anticipated operating levels, including our obligations under our Credit Agreement modified as described above, for the next twelve months.

                    EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. We adopted SFAS 133, as amended by SFAS 137 and SFAS 138, on June 29, 2001 and the adoption did not have a material impact on our consolidated results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101") "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin summarizes certain of the staff views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB101, as amended, in the fourth fiscal quarter of fiscal 2001. The adoption of SAB101 did not have a material impact on our consolidated results of operations.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combination initiated after June 30, 2001 as well as all purchase method business combination completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     We intend to adopt the provisions of Statement No. 141 and Statement No. 142 in the first quarter of fiscal 2002.

     In connection with Statement No. 142's transitional goodwill impairment evaluation, the Statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a matter similar to a purchase price allocation in accordance with Statement No. 141 to its carry amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

     As of the date of adoption, we expect to have unamortized goodwill in the amount of $12,300,000, all of which will be subject to the transition provisions of Statement Nos. 141 and 142. The impact in fiscal year 2002 of adopting Statement No. 142 will be to eliminate amortization of goodwill. Such goodwill amortization totaled $803,000 for the fiscal year 2001.

                                 OTHER MATTERS

  Seasonality and Quarterly Results

     Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net sales have not been realized proportionately in each quarter, with net sales being the highest during the second fiscal quarter, which includes the December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  MARKET RISK SENSITIVE ITEMS ENTERED INTO FOR TRADING PURPOSES

     None.

  MARKET RISK SENSITIVE ITEMS ENTERED INTO FOR OTHER THAN TRADING PURPOSES

     We have exposure to market risk from two primary sources -- interest rate risk and commodity price risk.

  Interest Rate Risk

     We are exposed to market risk from changes in interest rates on our outstanding bank debt. At June 27, 2001, the Company had $5,544,000 in bank debt that was tied to changes in short term interest rates. At year end, the interest rate was the "adjusted Eurodollar rate" plus 3%. The rate can be fixed over periods ranging from one to six months, at the Company's discretion. At June 27, 2001, a hypothetical 100 basis point increase in the adjusted Eurodollar rate would result in additional interest expense of $55,000 on an annualized basis.

  Commodity Price Risk

     Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by multiple factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge coffee or any other commodity. However, to ensure an adequate supply of coffee, we do enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At June 27, 2001, we had such commitments totaling $2,358,282 (for 1,900,135 pounds of green coffee), all of which were fixed as to price. These commitments represent approximately 45% to 50% of our anticipated green coffee requirements for fiscal 2002. We are exposed to price risk on the remaining 50% to 55% of our green coffee requirements. In theory, assuming we require approximately 2,000,000 additional pounds of green coffee during fiscal 2002 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $20,000 of additional cost. However, since the price we pay for green coffee is negotiated with suppliers, we believe commodity market prices for coffee would have to increase significantly, as much as $0.25 per pound, before suppliers would increase prices to us. Further, we believe there will continue to be a high probability of maintaining a strong correlation between increases in green coffee prices and the final selling prices of our products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

     2. Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly
          owned subsidiary of Diedrich Coffee, and Coffee People(1)
 3.1      Restated Certificate of Incorporation of the Company, dated
          May 11, 2001(2)
 3.2      Bylaws of the Company(3)
 4.1      Purchase Agreement for Series A Preferred Stock dated as of
          December 11, 1992 by and among Diedrich Coffee, Martin R.
          Diedrich, Donald M. Holly, SNV Enterprises and D.C.H.,
          L.P.(3)
 4.2      Purchase Agreement for Series B Preferred Stock dated as of
          June 29, 1995 by and among Diedrich Coffee, Martin R.
          Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P.
          and Diedrich Partners I, L.P.(3)
 4.3      Specimen Stock Certificate(3)
 4.4      Form of Conversion Agreement in the connection with the
          conversion of Series A and Series B Preferred Stock into
          Common Stock(3)
 4.5      Form of Lock-up Letter Agreement among The Second Cup, Ltd.
          and Diedrich Coffee, Inc.(4)
 4.6      Voting Agreement and Irrevocable Proxy dated as of March 16,
          1999 by and among Diedrich Coffee, Inc., D.C.H., L.P., Peter
          Churm, Martin R. Diedrich, Lawrence Goelman, Paul C.
          Heeschen, John E. Martin, Timothy J. Ryan, and Second Cup
          USA Holdings Ltd.(4)
 4.7      Registration Rights Agreement, dated May 8, 2001(2)
 4.8      Form of Warrant, dated May 8, 2001(2)
10.1      Form of Indemnification Agreement(3)
10.2      Amended and Restated Diedrich Coffee 1996 Stock Incentive
          Plan(5)
10.3      Diedrich Coffee 1996 Non-Employee Directors Stock Option
          Plan(3)
10.4      Agreement of Sale dated as of February 23, 1996 by and among
          Diedrich Coffee (as purchaser) and Brothers Coffee Bars,
          Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(3)
10.5      Letter agreement by and between the Company and John E.
          Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997(6)
10.6      Stock Option Plan and Agreement by and between the company and John E. Martin granting Mr. Martin the option to
          purchase up to 850,000 shares of the Common Stock of the
          Company, dated as of November 17, 1997(6)
10.7      Common Stock Purchase Agreement by and between the company and John E. Martin under which Mr. Martin agrees to purchase
          333,333 shares of the Common Stock of the Company, dated as of November 17, 1997(6)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.8      Employment Agreement by and between the Company and Timothy
          J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997(6)
10.9      Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,000 shares of the Common Stock of the Company, dated as of November 17,
          1997(6)
10.10     Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase
          16,667 shares of the Common Stock of the Company, dated as of November 17, 1997(6)
10.11     Form of Warrant Agreement made in favor of Nuvrty, Inc., the
          Ocean Trust and the Grandview Trust(7)
10.12     Form of Common Stock and Option Purchase Agreement with
          Franchise Mortgage Acceptance Company dated as of April 3,
          1998(8)
10.13     Employment Agreement with Catherine Saar dated June 11,
          1998(9)
10.14     Form of Franchise Agreement(10)
10.15     Form of Area Development Agreement(10)
10.16     Form of Employment Agreement with Martin R. Diedrich dated
          June 29, 2001*
10.17     Credit Agreement, dated as of July 7, 1999, by and among
          BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.18     Security Agreement, dated as of July 7, 1999, by and among
          BankBoston, N.A., Diedrich Coffee(11)
10.19     Securities Pledge Agreement, dated as of July 7, 1999, by
          and among BankBoston, N.A., Diedrich Coffee and its
          subsidiaries(11)
10.20     Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its
          subsidiaries(11)
10.21     Form of Term Note made in favor of BankBoston, N.A.(11)
10.22     Form of Revolving Note made in favor of BankBoston, N.A.(11)
10.23     Employment Agreement with Matt McGuinness dated effective
          March 13, 2000(12)
10.24     First Amendment to Credit Agreement dated as of September
          26, 2000(12)
10.25     Second Amendment to Credit Agreement dated as of February
          26, 2001(13)
10.26     Letter Agreement re: employment with J. Michael Jenkins
          dated September 22, 2000(12)
10.27     Letter Agreement re: employment with Carl Mount dated
          October 29, 1999(14)
10.28     Letter Agreement re: employment with Edward A. Apffel dated
          May 25, 2000(14)
10.30     Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock
          Option Plan(15)
10.31     Stock Option Plan and Agreement with J. Michael Jenkins,
          dated September 22, 2000(16)
10.32     Diedrich Coffee, Inc. 2000 Equity Incentive Plan(16)
10.33     Common Stock and Warrant Purchase Agreement, dated March 14,
          2001(17)
21.1      List of Subsidiaries(12)
23.1      The Report on Schedule and Consent of Independent Auditors*

---------------

  *  Filed with this Form 10-K

 (1) Previously filed as Appendix A to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

 (2) Previously filed as an exhibit to Diedrich Coffee's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

 (3) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

 (4) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

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

(11) Incorporated by reference to Diedrich Coffee's Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.

(12) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K for the fiscal year ended June 28, 2000.

(13) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended March 7, 2001, filed with the Securities and Exchange Commission on April 23, 2001.

(14) Previously filed as an exhibit to Diedrich Coffee's Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(15) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(16) Previously filed as an exhibit to Diedrich Coffee's Report on Form 10-Q for the period ended December 13, 2000, filed with the Securities and Exchange Commission on January 29, 2001.

(17) Previously filed as an exhibit to the Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(b) Reports on Form 8-K.

     On May 16, 2001, we filed a Current Report on Form 8-K to report the completion of the sale of approximately 2,000,000 (post-stock split) shares of common stock and warrants to purchase an additional 500,000 shares (post-stock split) of common stock. We also reported therein that a reverse one-for-four stock split was effected on May 9, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIEDRICH COFFEE, INC.

September 25, 2001                        By:    /s/ J. MICHAEL JENKINS

                                            ------------------------------------
                                                     J. Michael Jenkins
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----
              /s/ PAUL C. HEESCHEN                   Chairman of the Board of       September 25, 2001
------------------------------------------------             Directors
                Paul C. Heeschen

             /s/ J. MICHAEL JENKINS                President and Chief Executive    September 25, 2001
------------------------------------------------   Officer (Principal Executive
               J. Michael Jenkins                            Officer)

             /s/ MATTHEW MCGUINNESS                Executive Vice President and     September 25, 2001
------------------------------------------------      Chief Financial Officer
               Matthew McGuinness                    (Principal Financial and
                                                        Accounting Officer)

             /s/ MARTIN R. DIEDRICH                 Chief Coffee Officer, Vice      September 25, 2001
------------------------------------------------     Chairman of the Board of
               Martin R. Diedrich                     Directors and Secretary

              /s/ LAWRENCE GOELMAN                           Director               September 25, 2001
------------------------------------------------
                Lawrence Goelman

                /s/ PETER CHURM                              Director               September 25, 2001
------------------------------------------------
                  Peter Churm

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Stockholders' Equity.............    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-7
Schedule II -- Valuation and Qualifying Accounts............   F-26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Diedrich Coffee, Inc.:

     We have audited the accompanying consolidated balance sheets of Diedrich Coffee, Inc. and subsidiaries as of June 27, 2001 and June 28, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 27, 2001 and June 28, 2000, the twenty-two weeks ended June 30, 1999, and the year ended January 27, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. and subsidiaries as of June 27, 2001 and June 28, 2000, and the results of their operations and their cash flows for the years ended June 27, 2001 and June 28, 2000, the twenty-two weeks ended June 30, 1999, and the year ended January 27, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Orange County, California
September 7, 2001

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 27,       JUNE 28,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS (NOTE 6)
Current assets:
  Cash......................................................  $  3,062,994   $  2,943,554
  Accounts receivable, less allowance for doubtful accounts
    of $2,007,388 at June 27, 2001 and $1,137,971 at June
    28, 2000................................................     1,717,515      2,359,015
  Inventories (Note 2)......................................     2,843,224      4,327,011
  Assets held for sale (Note 15)............................     1,694,420             --
  Prepaid expenses..........................................       232,246        382,193
  Income taxes receivable...................................            --         16,232
                                                              ------------   ------------
Total current assets........................................     9,550,399     10,028,005
Property and equipment, net (Notes 3 and 11)................     9,364,098     15,455,807
Costs in excess of net assets acquired, net of amortization
  of $1,422,700 at June 27, 2001 and $745,309 at June 28,
  2000 (Notes 4 and 11).....................................    12,250,448     14,184,306
Other assets................................................       726,137        661,736
                                                              ------------   ------------
Total assets................................................  $ 31,891,082   $ 40,329,854
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of obligations under capital leases
    (Note 8)................................................  $    271,640   $    390,699
  Current installments of long-term debt (Note 6)...........     2,040,354      1,075,000
  Accounts payable..........................................     2,239,091      6,393,029
  Accrued compensation......................................     1,954,589      1,612,572
  Accrued expenses (Note 7).................................     1,140,720      1,926,162
  Franchisee deposits.......................................       647,700        662,974
  Deferred franchise fee income.............................       704,353        796,500
  Provision for store closure...............................     1,371,609      1,386,772
                                                              ------------   ------------
Total current liabilities...................................    10,370,056     14,243,708
                                                              ------------   ------------
Obligations under capital leases, excluding current
  installments (Note 8).....................................       716,079        659,865
Long term debt, excluding current installments (Note 6).....     3,503,147      9,591,667
Deferred rent...............................................       689,183        713,025
                                                              ------------   ------------
Total liabilities...........................................  $ 15,278,465   $ 25,208,265
Stockholders' Equity:
Common stock, $0.01 par value; authorized 8,750,000 shares;
  issued and outstanding 5,154,217 shares at June 27, 2001
  and 3,154,217 at June 28, 2000............................        51,542         31,542
Additional paid-in capital..................................    58,106,337     52,647,039
Accumulated deficit.........................................   (41,545,262)   (37,556,992)
                                                              ------------   ------------
  Total stockholders' equity................................    16,612,617     15,121,589
  Commitments and contingencies (Notes 8 and 15)............            --             --
                                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 31,891,082   $ 40,329,854
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           TWENTY-TWO
                                           YEAR ENDED      YEAR ENDED      WEEKS ENDED     YEAR ENDED
                                          JUNE 27, 2001   JUNE 28, 2000   JUNE 30, 1999   JAN. 27, 1999
                                          -------------   -------------   -------------   -------------
Net Revenue:
  Retail sales..........................   $46,924,586    $ 48,308,679     $ 8,785,689     $21,248,462
  Wholesale and other...................    18,544,815      19,080,791       1,467,555       2,766,741
  Franchise revenue.....................     6,770,192       6,812,690         108,913         200,000
                                           -----------    ------------     -----------     -----------
          Total.........................    72,239,593      74,202,160      10,362,157      24,215,203
                                           -----------    ------------     -----------     -----------
Cost and Expenses:
  Cost of sales and related occupancy
     costs..............................    35,704,827      38,112,814       4,599,969      10,849,387
  Operating expenses....................    20,826,484      20,670,713       3,794,813       8,887,224
  Depreciation and amortization.........     4,444,974       4,330,671       1,211,971       1,941,020
  General and administrative expenses...    11,232,244      16,057,679       2,012,860       4,789,561
  Provision for asset impairment and
     restructuring costs................     2,867,167      16,370,201         798,551              --
  (Gain)/loss on asset disposals........      (173,420)        (23,500)          4,543           3,784
                                           -----------    ------------     -----------     -----------
          Total.........................    74,902,276      95,518,578      12,422,707      26,470,976
                                           -----------    ------------     -----------     -----------
Operating loss..........................    (2,662,683)    (21,316,418)     (2,060,550)     (2,255,773)
Interest expense........................    (1,341,709)     (1,316,091)       (282,937)       (384,544)
Interest and other income (expense),
  net...................................        52,650         227,501          (2,283)         81,699
                                           -----------    ------------     -----------     -----------
Loss before income tax provision........    (3,951,742)    (22,405,008)     (2,345,770)     (2,558,618)
Income tax provision....................        36,528          18,569           2,800           3,690
                                           -----------    ------------     -----------     -----------
Net loss................................   $(3,988,270)   $(22,423,577)    $(2,348,570)    $(2,562,308)
                                           ===========    ============     ===========     ===========
Net loss per share -- basic and
  diluted...............................   $     (1.16)   $      (7.19)    $     (1.52)    $     (1.73)
                                           ===========    ============     ===========     ===========
Weighted average shares
  outstanding -- basic and diluted......     3,436,064       3,119,852       1,543,233       1,483,572
                                           ===========    ============     ===========     ===========

          See accompanying notes to consolidated financial statements.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    COMMON STOCK       ADDITIONAL
                                 -------------------    PAID-IN-     ACCUMULATED
                                  SHARES     AMOUNT      CAPITAL       DEFICIT         TOTAL
                                 ---------   -------   -----------   ------------   ------------
Balance, January 29, 1998......  1,435,413   $14,354   $16,971,609   $(10,150,496)  $  6,835,467
Common stock issued............     50,000       500     1,274,500             --      1,275,000
Exercise of options and
  warrants.....................     56,415       564       478,672             --        479,236
Amortization of options........         --        --        29,507        (29,507)            --
Net loss.......................         --        --            --     (2,562,308)    (2,562,308)
                                 ---------   -------   -----------   ------------   ------------
Balance, January 27, 1999......  1,541,828    15,418    18,754,288    (12,742,311)     6,027,395
Exercise of options and
  warrants.....................      1,556        16           (16)            --             --
Amortization of options........         --        --        17,961        (17,961)            --
Warrants issued in connection
  with debt (Note 6)...........         --        --       100,542             --        100,542
Net loss.......................         --        --            --     (2,348,570)    (2,348,570)
                                 ---------   -------   -----------   ------------   ------------
Balance, June 30, 1999.........  1,543,384    15,434    18,872,775    (15,108,842)     3,779,367
Exercise of options and
  warrants.....................      3,333        33        38,299             --         38,332
Acquisition of Coffee People
  and proceeds from secondary
  offering, net (Note 4).......  1,607,500    16,075    33,711,392             --     33,727,467
Amortization of options........         --        --        24,573        (24,573)            --
Net loss.......................         --        --            --    (22,423,577)   (22,423,577)
                                 ---------   -------   -----------   ------------   ------------
Balance, June 28, 2000.........  3,154,217    31,542    52,647,039    (37,556,992)    15,121,589
Exercise of options and
  warrants.....................
Amortization of options........
Issuance of stock, net (Note
  9)...........................  2,000,000    20,000     5,459,298             --      5,479,298
Net loss.......................         --        --            --     (3,988,270)    (3,988,270)
                                 ---------   -------   -----------   ------------   ------------
Balance, June 27, 2001.........  5,154,217   $51,542   $58,106,337   $(41,545,262)  $ 16,612,617
                                 =========   =======   ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           TWENTY-TWO
                                                                 YEAR           YEAR          WEEKS         YEAR
                                                                 ENDED         ENDED          ENDED         ENDED
                                                               JUNE 27,       JUNE 28,      JUNE 30,      JAN. 27,
                                                                 2001           2000          1999          1999
                                                              -----------   ------------   -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(3,988,270)  $(22,423,577)  $(2,348,570)  $(2,562,308)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization...........................    4,444,974      4,330,671    1,211,971      1,941,020
    Amortization of loan fees...............................      281,156         79,364           --             --
    Provision for bad debt..................................    1,101,992        566,299        2,004          7,304
    Provision for asset impairment and restructuring........    2,867,167     16,370,201      798,551             --
    (Gain)/loss on disposal of assets.......................     (173,420)       (23,500)       4,543          3,784
    Early retirement of note payable........................           --             --      100,542             --
    Changes in operating assets and liabilities, net of
      acquisitions:
    Accounts receivable.....................................     (460,492)      (410,898)     (74,256)      (189,327)
    Inventories.............................................    1,449,884        485,692     (152,813)        95,683
    Prepaid expenses........................................      149,947        339,715       35,880        (31,600)
    Income taxes receivable.................................       16,233          1,454           --         24,842
    Other assets............................................     (315,950)        89,902      (44,965)        12,392
    Accounts payable........................................   (4,243,938)     1,668,881      563,258        210,701
    Accrued compensation....................................      342,017       (173,476)     (69,469)       165,614
    Accrued expenses........................................   (1,140,534)    (1,955,796)    (158,054)       (73,236)
    Provision for store closure.............................     (412,202)      (334,872)          --             --
    Deferred franchise fees income and franchisee
      deposits..............................................      (67,421)       638,323           --             --
    Deferred rent...........................................      (63,842)        79,292       13,683         47,634
                                                              -----------   ------------   -----------   -----------
Net cash used in operating activities.......................     (212,699)      (672,325)    (117,695)      (347,497)
                                                              -----------   ------------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures for property and equipment...........   (1,764,348)    (3,422,810)    (407,219)    (1,675,860)
  Proceeds from disposal of property and equipment..........    1,961,000        107,479           --        148,785
  Issuance of note receivable...............................      (35,000)            --      (40,000)            --
  Acquisitions, net of cash acquired........................           --    (21,215,377)  (1,039,766)            --
                                                              -----------   ------------   -----------   -----------
Net cash provided by (used in) investing activities.........      161,652    (24,530,708)  (1,486,985)    (1,527,075)
                                                              -----------   ------------   -----------   -----------
Cash flows from financing activities:
  Proceeds from notes payable...............................           --             --    1,000,000             --
  Payments on notes payable.................................           --             --      (44,057)            --
  Payments on long-term debt................................   (5,123,166)    (8,475,024)          --             --
  Payments on capital lease obligations.....................     (242,845)      (884,493)          --        (86,964)
  Proceeds from issuance of common stock, net of fees
    paid....................................................    5,536,498     25,350,799           --      1,275,000
  Proceeds from issuance of debt, net of issuance costs.....           --     11,603,181           --             --
  Proceeds from stock options exercised.....................           --             --           --        479,236
                                                              -----------   ------------   -----------   -----------
Net cash provided by financing activities...................      170,487     27,594,463      955,943      1,667,272
                                                              -----------   ------------   -----------   -----------
Net increase (decrease) in cash.............................      119,440      2,391,430     (648,737)      (207,300)
Cash at beginning of year...................................    2,943,554        552,124    1,200,861      1,408,161
                                                              -----------   ------------   -----------   -----------
Cash at end of year.........................................  $ 3,062,994   $  2,943,554   $  552,124    $ 1,200,861
                                                              ===========   ============   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $ 1,252,764   $  1,038,810   $  133,313    $   299,670
                                                              ===========   ============   ===========   ===========
    Income Taxes............................................  $    20,295   $     18,569   $    2,800    $     3,690
                                                              ===========   ============   ===========   ===========
  Non-cash transactions
    Accrued stock issuance costs............................  $    57,200             --           --             --
    Issuance of common stock to acquire Coffee People.......           --   $  8,415,000           --             --
    Equipment purchased under capital leases................  $   180,000   $         --   $       --    $    54,127
                                                              ===========   ============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

  BUSINESS

     Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler, retailer and franchiser whose brands include Diedrich Coffee, Coffee People, Coffee Plantation and Gloria Jean's. The Company, as of June 27, 2001, owns and operates 87 retail locations and is the franchiser of 286 retail locations. The retail units are located in 37 states and 11 foreign countries. The Company also has over 400 wholesale accounts with businesses and restaurant chains. In addition, the Company operates a large coffee roasting facility in central California that supplies freshly roasted coffee beans to its retail locations and to its wholesale accounts.

  BASIS OF PRESENTATION AND CHANGE IN FISCAL YEAR

     The consolidated financial statements include the accounts of Diedrich Coffee, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions are eliminated. In order to align its fiscal year with that of Coffee People, Inc. ("Coffee People"), which the Company acquired on July 7, 1999 (Note 4), the Company changed its fiscal year end from a fiscal year ending the Wednesday before January 31 to a fiscal year ending the Wednesday before June 30. Accordingly, the transition period statements of operations, stockholders' equity and cash flows for the twenty-two weeks ended June 30, 1999 are not necessarily comparable to the accompanying years ended June 27, 2001, June 28, 2000 or January 27, 1999 nor are they indicative of a full year's results of operations.

     The unaudited results of operations for the twenty-six weeks ended July 29, 1998 are summarized in the following table:

                                                                TWENTY-SIX
                                                                WEEKS ENDED
                                                               JULY 29, 1998
                                                               -------------
                                                                (UNAUDITED)
Net revenue.................................................    $11,952,876
Operating loss..............................................    $(1,326,353)
Interest expense............................................    $   197,254
Income tax expense..........................................    $     3,690
Net loss....................................................    $(1,506,891)
Net loss per share, basic and diluted.......................    $     (1.04)

     The unaudited cash flows for the twenty-six weeks ended July 29, 1998 are summarized in the following table:

                                                                 TWENTY-SIX
                                                                WEEKS ENDED
                                                               JULY 29, 1998
                                                               --------------
                                                                (UNAUDITED)
Net cash used in operating activities.......................     $ (828,243)
Net cash used in investing activities.......................       (811,542)
Net cash provided by financing activities...................      1,233,249
                                                                 ----------
Net decrease in cash........................................       (406,536)
Cash at beginning of period.................................      1,408,161
                                                                 ----------
Cash at end of period.......................................     $1,001,625
                                                                 ==========

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

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

     Major remodels and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

  DEFERRED FINANCING COSTS

     Costs related to the issuance of debt are deferred and amortized using a method which approximates the effective interest method as a component of interest expense over the terms of the respective debt issues.

  STORE PRE-OPENING COSTS

     Direct and incremental costs prior to the opening of a coffeehouse location are expensed as incurred.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, accounts receivable, notes receivable, income tax receivable, accounts payable, accrued compensation and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The Company believes the carrying amount of the Company's long-term debt approximates fair value because the interest rates on this instrument is subject to change with market interest rates and other terms and conditions are consistent with terms currently available to the Company.

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

  NET INCOME (LOSS) PER COMMON SHARE

     "Basic" earnings per share represents net earnings divided by the weighted average shares outstanding, excluding all potentially dilutive common shares. "Diluted" earnings per-share, reflects the dilutive effect of all potentially dilutive common shares.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

     On May 9, 2001, the Company filed an amendment to its certificate of incorporation that caused each four outstanding shares of its common stock to be converted into one share of its common stock (see Note 9). All share and per share amounts have been adjusted for this reverse stock split.

  COSTS IN EXCESS OF NET ASSETS ACQUIRED

     Costs in excess of net assets acquired are amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Through the year ended June 28, 2000, the Company amortized these costs over a 40-year period. In connection with the fourth quarter of fiscal year 2000 impairment charge taken against costs in excess of net assets acquired (see Note
11), management changed the related amortization periods from 40 years to 30 years for the Gloria Jean's division and 10 years for both the Coffee People and Coffee Plantation divisions. Such revised amortization periods, which became effective in the first quarter of fiscal year 2001, reflect management's best estimate of the underlying periods of recoverability of the costs in excess of net assets acquired. The impact of this change in accounting estimate was to increase fiscal year 2001 goodwill amortization by approximately $454,000.

  STOCK OPTION PLANS

     The Company applies the intrinsic value-method of accounting prescribed by Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee options. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  REVENUE RECOGNITION

     Retail and wholesale sales are recorded when payment is tendered at point of sale for retail, and upon shipment of product for wholesale. Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time the Company has performed its obligations related to such fees. Fees received pursuant to area development agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
coffeehouses subject to the development agreements begin operations. Both initial franchise fees and area development fees are collectively referred to as "Front end fees" in the table below, since each is collected (if applicable) before the franchised location begins operation, and both types of fees are nonrefundable. Area development fees typically apply in the case of international franchise development, whereas initial franchise fees apply primarily in the case of domestic franchise development. Franchise royalties are recognized as earned, based upon a percentage of a franchise coffeehouse sales over time.

     The following table details the various components included in franchise revenue:

                                          JUNE 27,     JUNE 28,    JUNE 30,   JANUARY 27,
                                            2001         2000        1999        1999
                                         ----------   ----------   --------   -----------
Royalties..............................  $5,375,995   $5,428,568   $ 16,913    $     --
Front End Fees.........................     851,528      707,462     92,000     200,000
Other..................................     542,669      676,660         --          --
                                         ----------   ----------   --------    --------
Total..................................  $6,770,192   $6,812,690   $108,913    $200,000
                                         ==========   ==========   ========    ========

  SHIPPING AND HANDLING COSTS

     Shipping and handling costs are included as a component of cost of sales and related occupancy costs. A corresponding amount is billed to our wholesale customers, and is included as a component of wholesale and other revenue.

  ADVERTISING AND PROMOTION COSTS

     Advertising costs are expensed as incurred. Promotion costs, or advertising events, are charged to expense in the period of the promotional event. During the years ended June 27, 2001 and June 28, 2000, the twenty-two weeks ended June 30, 1999, and the year ended January 27, 1999, $695,000, $1,355,000, $384,000, and $583,000, respectively, was charged to operating expenses. Coupons and other sales discounts are accounted for as reductions of revenue.

  STORE CLOSURES

     The estimated cost associated with closing under-performing stores is accrued in the period in which the store is identified for closure by management under a plan of termination. Such costs primarily include the estimated cost to terminate a lease.

                                                                   AMOUNTS
                                                       FROM        CHARGED       CASH
                                      BEG BALANCE   ACQUISITION   TO EXPENSE   PAYMENTS    END BALANCE
                                      -----------   -----------   ----------   ---------   -----------
Provision for Store Closure
Year ended June 28, 2000............  $       --     $972,554      $865,867    $(451,649)  $1,386,772
Year ended June 27, 2001............  $1,386,772     $     --      $947,394    $(962,557)  $1,371,609

     For the year ended June 27, 2001, amounts charged to expense are included as components of provision for asset impairment and restructuring costs ($397,039) and cost of sales and related occupancy costs ($550,355). For the year ended June 28, 2000, amounts charged to expense are included as components of cost of sales and related occupancy costs.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior periods to conform to the 2001 presentation.

2.  INVENTORIES

     Inventories consist of the following:

                                                               JUNE 27,     JUNE 28,
                                                                 2001         2000
                                                              ----------   ----------
Unroasted coffee............................................  $  716,500   $1,371,009
Roasted coffee..............................................     733,146      789,816
Accessory and specialty items...............................     316,270      750,667
Other food, beverage and supplies...........................   1,077,308    1,415,519
                                                              ----------   ----------
                                                              $2,843,224   $4,327,011
                                                              ==========   ==========

3.  PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                              JUNE 27,      JUNE 28,
                                                                2001          2000
                                                            ------------   -----------
Land......................................................  $    190,000   $   786,000
Buildings.................................................       388,480       745,000
Leasehold improvements....................................     6,345,027     8,386,504
Equipment.................................................    11,543,738    12,116,252
Furniture and fixtures....................................     1,011,455     1,197,133
Construction in progress..................................       165,023       307,089
                                                            ------------   -----------
                                                              19,643,723    23,537,978
Accumulated depreciation and amortization.................   (10,279,625)   (8,082,171)
                                                            ------------   -----------
                                                            $  9,364,098   $15,455,807
                                                            ============   ===========

     Property held under capitalized leases in the amount of $732,641 and $552,641 at June 27, 2001 and June 28, 2000, respectively, is included in equipment. Accumulated amortization of such equipment amounted to $445,804 at June 27, 2001, and $318,715 at June 28,2000.

4.  ACQUISITION OF COFFEE PEOPLE, INC.

     On July 7, 1999, the Company acquired Coffee People pursuant to an Agreement and Plan of Merger. The acquisition was affected through the merger of CP Acquisition Corp., an indirect wholly owned subsidiary of the Company, with and into Coffee People. As a result of the acquisition, each share of Coffee People common stock was converted into the right to receive $2.11 in cash and
0.035 shares of the Company's common stock, resulting in a total of 375,000 shares of Company common stock being issued at a fair value of $8,415,000. At the time of the acquisition, Coffee People owned 65 retail stores and franchised 253 retail stores in 36 states and 7 foreign countries under the names Gloria Jean's, Coffee People and Coffee Plantation.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

     The Company, in recording the fair value of assets acquired and liabilities assumed, has made certain estimates. These estimates consist primarily of recording property and equipment at estimated fair value. The acquisition has been accounted for as a purchase.

     The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of Coffee People are summarized in the following table.

Fair value of tangible assets acquired......................   $ 14,883,493
Costs in excess of net assets acquired......................     29,743,746
Liabilities assumed at fair value...........................    (13,957,096)
Common stock issued.........................................     (8,415,000)
                                                               ------------
  Net cash paid for acquisition.............................     22,255,143
Cash acquired in acquisition................................      1,761,333
                                                               ------------
  Cash paid for acquisition.................................   $ 24,016,476
                                                               ============

     In conjunction with the transaction, the Company acquired 31 corporate owned Gloria Jean's stores, of which 14 continue to operate as corporate owned Gloria Jean's stores, 12 have been sold to Gloria Jean's franchisees, and 5 were closed as of June 28, 2000. Under the provisions of Emerging Issues Task Force 87-11 Allocation of Purchase Price to Assets to Be Sold, the Company has excluded the operating results of the 17 stores from the consolidated statement of operations for the year ended June 28, 2000. The total revenue excluded from the Company's consolidated statement of operations for the year ended June 28, 2000 totaled $1,654,117, and the related net losses totaled $393,691. Such net losses have been charged against the reserve for disposal of stores. During the fourth quarter of the year ended June 28, 2000, the Company decided to keep seven of the stores that were originally designated to be disposed of. In accordance with Emerging Issues Task Force 90-6 Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to Acquired Operating Unit to Be Sold, the Company reversed the results of operations of these seven stores out of the reserve and included the results of operations for the first, second and third quarter in the consolidated statement of operations for the year ended June 28, 2000. The impact of the reversal on total revenue in the fourth quarter for the year ended June 28, 2000 was $1,155,101 and the impact on the statement of operations was an additional net loss of $115,632.

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

                                                               FORTY-EIGHT WEEKS
                                                                ENDED JUNE 30,
                                                                     1999
                                                               -----------------
Total revenue...............................................     $ 77,806,061
Net loss....................................................     $(17,317,405)
Net loss per share -- basic & diluted.......................     $      (5.50)
Weighted average shares outstanding -- basic & diluted......        3,150,733

     The above pro forma results include the forty-eight weeks ended June 30, 1999 for Diedrich Coffee and fifty-two weeks ended June 26, 1999 for Coffee People.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

5.  NOTE PAYABLE

     On April 6, 1999, the Company entered into a $1,000,000 loan agreement and security agreement with Amre Youness, a former director of the Company. All outstanding principal was due and payable on April 6, 2000. The loan was secured by the assets of the Company with interest accruing and paid monthly at prime rate plus 3%. In connection with the loan agreement, the Company issued warrants to Mr. Youness to purchase 17,500 shares of the Company's common stock at a price of $22.50 per share. The fair value of the warrants was estimated to be $100,000. In connection with the acquisition of Coffee People (note 4), the loan was repaid on July 8, 1999. As a result of the early repayment, the Company accelerated amortization of the discount attributable to the warrant fair values resulting in an approximate $100,000 non-cash charge to interest expense during the twenty-two weeks ended June 30, 1999.

6.  DEBT

     Long-term debt consists of the following:

                                                               JUNE 27,     JUNE 28,
                                                                 2001         2000
                                                              ----------   -----------
FLEET NATIONAL BANK
Note payable bearing interest at a rate of 7.08% as of June
  27, 2001 and payable in monthly installments of $100,000.
  Due September 1, 2002. Note is secured by the assets of
  the Company and its subsidiaries' stock...................  $5,543,501   $10,666,667
Less: current installments..................................   1,200,000     1,075,000
Less: 50% of proceeds from planned asset sales (Note 15),
  which are reflected as current installments...............     840,354            --
                                                              ----------   -----------
Long-term debt, excluding current installments..............  $3,503,147   $ 9,591,667
                                                              ==========   ===========

     On July 7, 1999, the Company entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of the Company's assets and its subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. The term loan provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. The Company has not drawn down any borrowings under the revolving credit facility since it was established, although it presently has $210,000 of outstanding Letters of Credit backed by the revolving credit facility. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At June 27, 2001, the adjusted Eurodollar rate was 7.08%.

     Due to problems with the Gloria Jean's units acquired from Coffee People, including the closure of 39 Gloria Jean's locations, six of which were Company operated, in the year subsequent to the acquisition, the Company announced on June 29, 2000 that it expected to be in default under its Credit Agreement because of the Company's inability to meet certain financial covenants. The Company simultaneously announced that on June 27, 2000, it had entered into a Letter Agreement with Fleet National Bank under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment until July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. The Company subsequently made the July 31, 2000 principal payment as required on the extended due date, and on August 17, 2000 it entered into an extension of the June 27, 2000 Letter Agreement which extended through September 30, 2000 the bank's forbearance from exercising any of its default remedies.

     On September 26, 2000, the Company entered into a First Amendment to Credit Agreement with Fleet National Bank to amend certain terms of the original Credit Agreement. The First Amendment to Credit

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

Agreement provides, among other things, for a significant reduction in the required minimum principal amortization payments going forward, an acceleration in the maturity date of all amounts owed under the Credit Agreement, an agreement between the parties as to certain assets intended to be sold as well as the allocation of future net asset sale proceeds between the Company and the bank, the introduction of an additional event of default under the Agreement, a reduction in the overall amount of the revolving credit facility and certain new restrictions governing use of the facility, and a modification of the financial covenants going forward.

     Specifically, under the terms of the First Amendment to Credit Agreement, no further principal payments on the term loan were required from August 1, 2000 until January 31, 2001. The Company began making principal payments of $25,000 per month starting February 1, 2001, which increased to $100,000 per month beginning July 1, 2001. Continued minimum monthly payments of $100,000 are required until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the credit Agreement to September 1, 2002. In addition, the Company and the bank identified certain assets that could be sold without interfering with the Company's growth strategy, including two pieces of owned real property under existing Company retail locations, a third parcel of owned real property, presently undeveloped, and certain Company operated coffeehouses outside of its core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from any such asset sales. In January 2001, the first two pieces of owned real property were sold in a sale-leaseback transaction for $415,000, $208,000 of which was remitted to Fleet National Bank. In May 2001 three Company-operated coffeehouses in Texas were sold for $1,025,000, of which $448,500 was remitted directly to Fleet National Bank. In addition, in May 2001 8,000,000 shares of the Company's common stock were sold for $6,000,000. Out of the net proceeds received from this stock issuance, $3,600,000 was remitted to Fleet National Bank The proceeds received from all of the above three sales were applied solely to the Company's principal note payable balance.

     The interest rate and the timing of quarterly interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement.

     The amendment also introduced an additional event of default under the Agreement. The amendment specifies that a materially adverse change in the financial condition of the Company (or any of its subsidiaries), as determined by the bank in its sole and exclusive discretion, is defined as an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the revolving credit facility, which the Company had previously been unable to access because of the covenant defaults, from a $3,000,000 limit to $1,293,000, and a restriction that the reduced facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the Company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement the bank waived the previous financial covenant defaults, and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting such ratios in the financial covenants as contained in the original Credit Agreement, the parties agreed to a new covenant under the First Amendment to Credit Agreement which commits the Company to achieving certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001. Such incremental principal repayments (above the scheduled minimum monthly amounts described above) were generated primarily from the 50% of net proceeds paid to the bank from the above mentioned asset sales and the issuance of new equity.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

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

     In connection with the Nuvrty Loan Documents, the Company issued a warrant to Nuvrty to purchase 85,000 shares of the Company's common stock at a price of $9.00 per share. The warrants are exercisable immediately and expire on September 30, 2003.

     On October 16, 1997 the Company entered into promissory notes, term loan agreements and security agreements with the Ocean and Grandview Trusts on terms identical to those entered into with Nuvrty, Inc. The Ocean Trust Loan Documents and the Grandview Trust Loan Documents provided for borrowing up to $750,000 from each Trust. Interest on advances was payable monthly at the prime rate plus 3%. The Company borrowed $750,000 under each facility. All outstanding principal and accrued interest was due and payable to each of the Ocean and Grandview Trusts on October 16, 2002. In connection with the acquisition of Coffee People (note 4), the Company repaid the long-term debt on July 8, 1999.

     In connection with the Ocean Trust Loan Documents and the Grandview Trust Loan Documents the Company issued warrants to each Trust respectively to purchase 63,750 shares of the Company's common stock at a price of $9.00 per share. The warrants are exercisable immediately and expire on the later of October 16, 2003 or one year following payment in full of the respective loans.

     The fair value of the warrants associated with all the above debt was insignificant.

     Maturities of long-term debt for years subsequent to June 27, 2001 are as follows:

FISCAL YEAR
-----------
2002........................................................   $2,040,354
2003........................................................    3,503,147
                                                               ----------
Total long-term debt........................................   $5,543,501
                                                               ==========

7.  ACCRUED EXPENSES

     The following table sets forth details of accrued expenses:

                                                               JUNE 27,     JUNE 28,
                                                                 2001         2000
                                                              ----------   ----------
Accrued severance and relocation costs......................  $  151,264   $  548,346
Due to franchisee trust accounts............................     335,511      377,605
Accrued interest............................................      45,689      239,252
Accrued professional fees...................................     109,725      180,000
Other accrued expenses......................................     498,531      580,959
                                                              ----------   ----------
Total accrued expenses......................................  $1,140,720   $1,926,162
                                                              ==========   ==========

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

     The following table sets forth details of accrued severance and relocation:

                                                         AMOUNTS
                                                         CHARGED
                                             FROM          TO          CASH
                            BEG BALANCE   ACQUISITION    EXPENSE     PAYMENTS     END BALANCE
                            -----------   -----------   ---------   -----------   -----------
Accrued severance and
  relocation:
Year ended June 28,
  2000....................   $     --     $1,254,947    $538,346    $ 1,244,947    $548,346
Year ended June 27,
  2001....................   $548,346     $       --    $372,368    $  (769,450)   $151,264

     For the year ended June 27, 2001, amounts charged to expense are included as components of provision for asset impairment and restructuring costs ($297,891) and general and administrative expenses ($74,477). For the year ended June 28, 2000, amounts charged to expense are included as components of general and administrative expenses.

     Accrued severance and relocation costs include estimated costs associated with the relocation of the administrative support center for the Company's Gloria Jean's division to the Company's home office in Irvine, California, severance expenses resulting from the elimination of thirty-one administrative positions, and the closure of certain under-performing Company operated locations during the fiscal year ended June 27, 2001.

8.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     As of June 27, 2001, the Company leases warehouse and office space in Irvine, California, Castroville, California, Tempe, Arizona, and Beaverton, Oregon, as well as 106 retail locations expiring at various dates through October 2013. The leases for 5 of the coffeehouse locations are guaranteed by an officer/director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

     Future minimum lease payments under non-cancelable operating leases and capital leases as of June 27, 2001 are as follows:

                                                            NON-CANCELABLE
YEAR ENDING JUNE                                           OPERATING LEASES   CAPITAL LEASES
----------------                                           ----------------   --------------
2002.....................................................    $ 4,110,591        $  392,607
2003.....................................................      3,658,669           274,302
2004.....................................................      3,301,258           223,484
2005.....................................................      2,853,331           179,984
2006.....................................................      2,163,384            92,390
Thereafter...............................................      3,642,957           207,000
                                                             -----------        ----------
                                                             $19,730,190         1,369,767
                                                             -----------
Less amount representing interest........................                          382,048
                                                                                ----------
Present value of minimum lease payments (8% to 15%)......                          987,719
Less current installments................................                          271,640
                                                                                ----------
Obligations under capital leases, excluding current
  installments...........................................                       $  716,079
                                                                                ==========

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

     Rent expense under operating leases approximated $7,034,000, $7,886,000, $811,000, and $2,070,000 for the years ended June 27, 2001 and June 28, 2000, for the twenty-two weeks ended June 30, 1999, and for the year ended January 27, 1999, respectively.

  PURCHASE COMMITMENTS

     As of June 27, 2001, the Company had entered into fixed price purchase contracts for unroasted coffee aggregating approximately $2,358,282. Such contracts are generally short-term in nature, and the Company believes that their cost approximates fair market value.

  CONTINGENCIES

     In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. As of September 25, 2001, the Company is not aware of any pending legal proceedings which in the opinion of management, based in part on advice from legal counsel, would significantly adversely affect the Company's financial position or results of operations.

9.  STOCKHOLDERS' EQUITY

     In June 1995, one executive officer was granted options to purchase 32,838 shares of the Company's common stock at $5.80 per share, the estimated fair value of the common stock on the grant date. The options became exercisable upon the occurrence of certain events, including the initial public offering and a change in control (as defined). In May 1997, the Company and the executive agreed to terms under which 13,042 options were forfeited and the expiration date for the remaining 19,796 was changed to March 12, 1999. During the year ended January 27, 1999, the remaining 19,796 options were exercised.

     In July 1996, the Company adopted the 1996 Stock Incentive Plan (the "Incentive Plan"), which authorized the granting of a variety of stock-based incentive awards, including incentive and nonstatutory stock options. A total of 193,750 shares have been reserved for issuance under the Incentive Plan. The stockholders approved at the 1997 annual meeting of stockholders, an increase of 75,000 shares reserved for issuance pursuant to the Incentive Plan. The Incentive Plan is administered by a committee of the Board of Directors, who determine the recipients and terms of the awards granted. Under the Incentive Plan, options to purchase common stock may be granted with an exercise price below the market value of such stock on the grant date.

     In July 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"), which authorizes the granting of non-qualified stock options to independent directors. A total of 31,250 shares have been reserved for issuance under the Directors Plan. Pursuant to the Directors Plan, each non-employee director receives certain automatic grants of options, which generally vest over two years. All non-employee director options have a term of ten years and an exercise price equal to the fair market value of the Company's common stock on the date of grant.

     In August 1996, one executive officer was granted options to purchase 30,000 shares of the Company's common stock at an exercise price equal to the initial public offering price per share. The options become exercisable as follows: (a) 25,000 share options vest monthly over three years at the rate of 30% in the first year, 30% in the second year and 40% in the third year, (b) 2,500 share options of which 1,250 options vest immediately upon the commencement of employment and the remaining 1,250 options vest monthly over the first six months of employment and (c) 2,500 share options which fully vest 65 days after the commencement of employment. On September 24, 1997 the Company and the executive agreed to revise the exercise price of these options to $12.00 per share (the closing price of the Company's stock on that date). In January 1998, the Company and the executive agreed to terms under which the employee retained the 15,625 options vested under the foregoing schedule and to grant the right to an additional 4,375 shares vesting on August 31, 1998.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

The expiration date of these options was changed to November 1, 1998. The remaining 10,000 options listed on the foregoing schedule were canceled.

     On April 25, 1997, the Company's Board of Directors approved the 1997 Non-Employee Director's Stock Option Plan for options for 2,500 shares each were granted to two non-employee directors. These options have an exercise price of $11.00, became vested on April 25, 1998 and expire on April 25, 2007.

     On November 18, 1997, Mr. John E. Martin joined the Company's Board of Directors as Chairman. The Company and Mr. Martin entered into an agreement under which Mr. Martin would be granted the option to purchase 212,500 shares of the common stock of the Company subject to stockholder approval. Mr. Martin and the Company also agreed to terms under which Mr. Martin would purchase 83,333 shares at $12.00 per share in the Company pursuant to a private sales of restricted stock.

     On November 18, 1997, Mr. Timothy J. Ryan joined the Company as Diedrich Coffee's President and Chief Executive Officer. Subject to stockholder approval, the Company entered into a performance based Stock Option Plan and Agreement under which Mr. Ryan would be granted the option to purchase up to 150,000 shares of the common stock of the Company and Mr. Ryan would purchase 4,167 shares at $12.00 per share in the Company pursuant to a private sale of restricted stock.

     On January 22, 1998 the stockholders of the Company approved the stock option plans and agreements with John Martin and Timothy Ryan. On January 28, 1998 Messrs. Martin and Ryan completed their respective private purchases of Company stock of $1,000,000 and $50,000, respectively.

     On March 30, 1998 the Company agreed to a private placement of 50,000 shares of the Company's common stock to Franchise Mortgage Acceptance Company ("FMAC") at a price of $25.50 (the stock's closing sale price for that day on the Nasdaq National Market). In addition, FMAC also received an option to purchase 25,000 additional shares of the Company's common stock; this option could have been exercised in increments of 6,250 shares or more and expired on April 3, 2000. The exercise prices of this option are as follows: 12,500 shares are exercisable at $40.00 per share and $50.00 per share respectively. This transaction was completed on April 3, 1998, at which time Mr. John E. Martin served as Chairman of Diedrich Coffee, Inc. and served on the Board of Directors of FMAC.

     On July 7, 1999, the Company completed a secondary offering of 1,232,500 shares (including an over-allotment option). All of the shares of common stock were sold on behalf of the Company, of which 82,500 shares of common stock were sold pursuant to the exercise of the underwriters' over-allotment option. The net proceeds of the offering to the Company, after deducting approximately $4.1 million in underwriters' commissions and related expenses, were approximately $25.4 million.

     Effective September 22, 2000, the Company granted J. Michael Jenkins, Diedrich Coffee's President and Chief Executive Officer, the option to purchase up to 125,000 shares of the Company's common stock. The options granted to Mr. Jenkins are exercisable at a price of $7.00 per share, in four equal installments on each of the first four anniversary dates of September 22, 2000.

     On October 20, 2000, the Company's board of directors authorized the adoption of the Diedrich Coffee 2000 Equity Incentive Plan and the concurrent discontinuation of option grants under the Company's Amended and Restated 1996 Stock Incentive Plan and the Company's 1996 Non-Employee Directors Stock Option Plan. A total of 187,500 shares of the Company's common stock may be issued under the 2000 Equity Incentive Plan.

     On October 20, 2000, the Company's board of directors adopted the Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan. This plan provides for a one-time grant of an option to purchase 2,000 shares of the Company's common stock to three of its non-employee directors, Messrs. Churm, Goelman and Heeschen. Each option granted under the 2000 Non-Employee Directors Stock Option Plan is

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
effective as of October 20, 2000 and has a term of ten years. The options will vest and become exercisable on October 20, 2001, at an exercise price of $5.36 per share.

     On March 14, 2001, the Company's board of directors approved and adopted an amendment to the certificate of incorporation, subject to stockholder approval, to increase the authorized number of shares of common stock from 6,250,000 to 8,750,000.

     On May 8, 2001, the Company sold 2,000,000 shares of its common stock and issued warrants to purchase an additional 500,000 shares of common stock. The net proceeds to the Company from this sale, after deducting approximately $520,000 in stock issuance costs, were $5,479,000.

     On May 9, 2001, the Company filed an amendment to its certificate of incorporation that caused each four outstanding shares of its common stock to be converted into one share of its common stock. All share and per share amounts have been adjusted for this reverse stock split.

     Information regarding the Company's stock option plan is summarized below:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Number of options authorized for future grant...............      1,500
                                                              =========
Outstanding at January 28, 1998.............................    496,046    $21.92
  Granted...................................................     77,025    $31.24
  Exercised.................................................    (41,250)   $ 9.04
  Forfeited.................................................    (17,504)   $12.80
                                                              ---------
Outstanding at January 27, 1999.............................    514,317    $24.68
  Granted...................................................     37,500    $23.56
  Exercised.................................................     (4,375)   $12.00
  Forfeited.................................................     (1,050)   $27.28
                                                              ---------
Outstanding at June 30, 1999................................    546,392    $24.68
  Granted...................................................    158,189    $19.36
  Exercised.................................................     (3,333)   $11.48
  Forfeited.................................................   (115,642)   $27.08
                                                              ---------
Outstanding at June 28, 2000................................    585,606    $22.88
  Granted...................................................    324,375    $ 5.12
  Exercised.................................................         --    $ 0.00
  Forfeited.................................................    (53,056)   $20.79
                                                              ---------
Outstanding at June 27, 2001................................    856,925    $16.29
                                                              =========
Weighted-average fair value of options granted:
  Year ended January 27, 1999...............................  $   17.16
  Twenty-Two weeks ended June 30, 1999......................  $   13.40
  Year ended June 28, 2000..................................  $   16.60
  Year ended June 27, 2001..................................  $    4.26

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                                                               OPTIONS
                                                              ---------
Options exercisable:
  At January 27, 1999.......................................    292,288
  At June 30, 1999..........................................    314,911
  At June 28, 2000..........................................    283,745
  At June 27, 2001..........................................    314,587

     The following table summarizes information about stock options outstanding on June 27, 2001:

                          OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                ----------------------------------------   -------------------------
                                   WEIGHTED     WEIGHTED                    WEIGHTED
                    NUMBER         AVERAGE      AVERAGE        NUMBER       AVERAGE
   RANGE OF     OUTSTANDING AT    REMAINING     EXERCISE   EXERCISABLE AT   EXERCISE
EXERCISE PRICE  JUNE 27, 2001    LIFE (YEARS)    PRICE     JUNE 27, 2001     PRICE
--------------  --------------   ------------   --------   --------------   --------
$ 3.80-$10.99      324,375           9.36        $ 5.12             0        $ 0.00
$11.00-$15.99      221,250           5.95        $14.31       200,539        $14.35
$16.00-$23.99      123,025           7.16        $20.46        91,026        $19.93
$24.00-$35.99      102,025           6.58        $31.08        18,022        $27.69
$36.00-$49.99       86,250           6.32        $39.97         5,000        $39.50
                   -------                       ------       -------        ------
                   856,925                       $16.29       314,587        $ 4.26
                   =======                       ======       =======        ======

     Pro forma net loss and pro forma net loss per share, as if the fair value-based method has been applied in measuring compensation cost for stock-based awards:

                                                                       TWENTY-TWO
                                          YEAR ENDED     YEAR ENDED    WEEKS ENDED   YEAR ENDED
                                           JUNE 27,       JUNE 28,      JUNE 30,     JANUARY 27,
                                             2001           2000          1999          1999
                                          -----------   ------------   -----------   -----------
PRO FORMA
  Net Loss..............................  $(4,911,332)  $(23,481,650)  $(2,778,604)  $(3,082,569)
  Basic and diluted loss per share......  $     (1.43)  $      (7.53)  $     (1.80)  $     (2.08)

     The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                                   TWENTY-TWO       YEAR
                                         YEAR ENDED   YEAR ENDED   WEEKS ENDED      ENDED
                                          JUNE 27,     JUNE 28,     JUNE 30,     JANUARY 27,
                                            2001         2000         1999          1999
                                         ----------   ----------   -----------   -----------
Risk free interest rate................    4.82%        6.28%         5.67%         4.5%
Expected Life..........................   6 years      6 years       6 years       6 years
Expected volatility....................     182%         72%           48%           53%
Expected dividend yield................      0%           0%           0%            0%

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

10.  INCOME TAXES

     The components of the income tax expense are as follows:

                                                                           TWENTY-TWO
                                                 YEAR ENDED   YEAR ENDED   WEEKS ENDED   YEAR ENDED
                                                  JUNE 27,     JUNE 28,     JUNE 30,     JANUARY 27,
                                                    2001         2000         1999          1999
                                                 ----------   ----------   -----------   -----------
Current:
  Federal......................................   $    --      $    --       $   --        $   --
  State........................................    36,528       18,569        2,800         3,690
                                                  -------      -------       ------        ------
                                                   36,528       18,569        2,800         3,690
                                                  -------      -------       ------        ------
Deferred:
  Federal......................................        --           --           --            --
  State........................................        --           --           --            --
                                                  -------      -------       ------        ------
                                                  $36,528      $18,569       $2,800        $3,690
                                                  =======      =======       ======        ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                             JUNE 27,       JUNE 28,
                                                               2001           2000
                                                           ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 10,438,581   $  9,113,494
  Intangible assets......................................       732,321        520,245
  Depreciation...........................................     1,251,906        441,563
  Property and equipment impairment......................     1,695,384      2,131,425
  Accrued expenses.......................................     1,201,308        642,034
  Restructure and store closure accruals.................       462,067        486,664
  AMT credit.............................................        27,244         27,244
  Other..................................................        88,918        100,922
                                                           ------------   ------------
Total gross deferred tax assets..........................    15,897,729     13,463,591
Less valuation allowance.................................   (15,897,729)   (13,463,591)
                                                           ------------   ------------
Deferred tax liabilities.................................            --             --
                                                           ------------   ------------
Net deferred tax assets..................................  $         --   $         --
                                                           ============   ============

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

     A reconciliation of the statutory Federal income tax rate with the Company's effective income tax expense (benefit) rate is as follows:

                                                YEAR       YEAR     TWENTY-TWO       YEAR
                                               ENDED      ENDED     WEEKS ENDED      ENDED
                                              JUNE 27,   JUNE 28,    JUNE 30,     JANUARY 27,
                                                2001       2000        1999          1999
                                              --------   --------   -----------   -----------
Federal statutory rate......................   (34.0)%    (34.0)%      (34.0)%       (34.0)%
State income taxes, net of Federal
  benefit...................................   (5.57)     (3.34)       (3.74)         (1.6)
Goodwill and other non-deductible costs.....   (13.0)      2.66        (0.21)         (2.8)
Valuation allowance.........................   26.56       34.6        38.07          38.6
                                               -----      -----        -----         -----
                                                0.92%      0.08%        0.12%          0.2
                                               =====      =====        =====         =====

     As of June 27, 2001, the Company had net operating loss (NOL) carryforwards of approximately $28,000,000 and $18,600,000 for Federal and state purposes, respectively. The Federal NOL is available to offset future federal taxable income through 2021, and the state NOL is available to offset future state taxable income through 2006. The utilization of certain NOL carryforwards could be limited due to restriction imposed under Federal and state laws upon a change in ownership.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is not likely that the Company will realize the benefits of these deductible differences and thus has recorded a valuation allowance against the entire deferred tax asset.

11.  IMPAIRMENT AND RESTRUCTURING CHARGES

     The Company recorded an asset impairment charge of $1,855,000 during its fourth quarter of fiscal 2001. $1,536,000 of the charge relates to twelve Coffee Plantation stores located in Phoenix, Arizona, eight of which are classified as held for sale at June 27, 2001 (see Note 15). The book values of the eight units held for sale have been written down to reflect the anticipated net proceeds. The other four locations are planned to be subleased (see Note 15), and the book values of the stores' assets have been adjusted downward to reflect management's best estimate of their remaining fair market values. $181,000 of the impairment charge relates to other assets being held for sale (see Note 15). The charge reflects management's best estimate of the eventual net proceeds. The remaining fourth quarter impairment charge of $138,000 represents a reduction in the carrying value of two underperforming company operated locations, one franchised location, and the write off of initial development costs of one planned location which will not be opened. Additionally, the Company recorded a charge of $232,000 to reflect the net present value of future cash outflows the Company expects to incur for the remaining lease obligations on the four Arizona locations which the Company plans to sublease.

     The Company recorded a charge of $780,000 during its third quarter of fiscal 2001 for asset impairment and restructuring costs. This charge included severance costs of $298,000 associated with the relocation of the administrative support center for the Company's Gloria Jean's division to its home office in Irvine, California, plus the elimination of a number of administrative positions, estimated lease termination costs of $165,000 for the planned closure of four underperforming Company operated locations during the next twelve months, and related asset impairment charges of $317,000.

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

     In the fourth quarter of the year ended June 28, 2000, the Company evaluated the recoverability of the carrying value of its long-lived assets, including intangibles of all its divisions. Considerable management judgement is necessary to estimate future cash flow. As a result of this evaluation, the Company determined that Gloria Jean's estimated future cash flows were insufficient to recover the carrying value of certain of Gloria Jean's long-lived assets. Accordingly, the Company adjusted the carrying value of Gloria Jean's long-lived assets, primarily costs in excess of net assets acquired, resulting in a noncash impairment charge of approximately $14,818,000 against costs in excess of net assets acquired and an additional $343,000 against property and equipment. The Company also recorded an impairment charge for its Diedrich Coffee division in the amount of $423,000 and for its Coffee People and Coffee Plantation divisions in the amount of $786,000. Total asset impairment charges recorded in the fourth quarter of the year ended June 28, 2000 were $16,370,000.

12.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                                       TWENTY-TWO
                                          YEAR ENDED     YEAR ENDED    WEEKS ENDED   YEAR ENDED
                                           JUNE 27,       JUNE 28,      JUNE 30,     JANUARY 27,
                                             2001           2000          1999          1999
                                          -----------   ------------   -----------   -----------
NUMERATOR:
  Net loss..............................  $(3,988,270)  $(22,423,577)  $(2,348,570)  $(2,562,308)
                                          ===========   ============   ===========   ===========
DENOMINATOR:
  Basic weighted average common shares
     outstanding........................    3,436,064      3,119,852     1,543,233     1,483,572
  Effect of dilutive securities.........           --             --            --            --
                                          -----------   ------------   -----------   -----------
  Diluted weighted average common shares
     outstanding........................    3,436,064      3,119,852     1,543,233     1,483,572
                                          ===========   ============   ===========   ===========
Basic and diluted loss per share........  $     (1.16)  $      (7.19)  $     (1.52)  $     (1.73)

     For the years ended June 27, 2001 and June 28, 1000, the twenty-two weeks ended June 30, 1999, and the year ended January 27, 1999, employee stock options of 856,925, 585,606, 546,392, 514,317, respectively, and warrants of 730,000,
230,000, 230,000, and 212,500 (as described in notes 5, 6, and 9), were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

13.  SEGMENT INFORMATION

     The Company has three reportable segments which include retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The other total assets consist of corporate cash, costs in excess of net assets acquired and corporate property, plant and equipment. The other component of segment profit before tax includes corporate

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES
general and administrative expenses, provision for asset impairment and restructuring costs, depreciation and amortization expense and interest expense.

                                RETAIL       WHOLESALE    FRANCHISE
                              OPERATIONS    OPERATIONS    OPERATIONS      OTHER          TOTAL
                              -----------   -----------   ----------   ------------   -----------
YEAR ENDED JUNE 27, 2001
Total Revenue...............  $46,924,586   $18,544,815   $6,770,192   $         --   $72,239,593
Interest expense............       65,065            --       90,430      1,186,214     1,341,709
Depreciation and
  amortization..............    2,639,234       677,699      307,697        820,344     4,444,974
Segment profit (loss) before
  tax.......................    3,008,014     3,403,496    5,235,596    (15,598,848)   (3,951,742)
Total assets as of June 27,
  2001......................  $ 9,915,702   $ 3,680,563   $  350,331   $ 17,944,486   $31,891,082
YEAR ENDED JUNE 28, 2000
Total Revenue...............  $48,308,679   $19,080,791   $6,812,690   $         --   $74,202,160
Interest expense............       63,928            --      142,729      1,109,434     1,316,091
Depreciation and
  amortization..............    2,238,234       668,691      745,309        678,437     4,330,671
Segment profit (loss) before
  tax.......................    4,258,544     2,796,386    4,505,925    (33,965,863)  (22,405,008)
Total assets as of June 28,
  2000......................  $13,679,086   $ 2,139,241   $  549,713   $ 23,961,814   $40,329,854
TWENTY-TWO WEEKS ENDED JUNE
  30, 1999
Total Revenue...............  $ 8,785,689   $ 1,467,555   $  108,913   $         --   $10,362,157
Interest expense............       30,050            --           --        252,887       282,937
Depreciation and
  amortization..............    1,000,016        59,907           --        152,048     1,211,971
Segment profit (loss) before
  tax.......................      967,614      (228,251)     108,913     (3,194,046)   (2,345,770)
YEAR ENDED JANUARY 27, 1999
Total Revenue...............  $21,248,462   $ 2,766,741   $  200,000   $         --   $24,215,203
Interest expense............       81,391            --           --        303,153       384,544
Depreciation and
  amortization..............    1,491,510       115,747           --        333,763     1,941,020
Segment profit (loss) before
  tax.......................    2,827,708      (237,765)     200,000     (5,348,561)   (2,558,618)

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The quarterly results of operations for the years ended June 27, 2001 and June 28, 2000 were as follows:

                                                         FIRST    SECOND     THIRD     FOURTH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended June 27, 2001:
  Total revenue.......................................  $16,872   $19,400   $15,838   $ 20,130
  Operating income (loss).............................     (763)      532      (305)    (2,127)
  Net (loss) income...................................   (1,112)      164      (632)    (2,408)
  Net income (loss) per share.........................    (0.36)     0.04     (0.20)     (0.59)
Year Ended June 28, 2000:
  Total revenue.......................................  $16,199   $19,046   $16,670   $ 22,288
  Operating income (loss).............................     (169)      922       324    (22,393)
  Net (loss) income...................................     (389)      599        79    (22,713)
  Net income (loss) per share.........................    (0.12)     0.20      0.04      (7.20)

     Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including seasonal nature of our business, which may affect sales volume and food costs. For the years ended June 27, 2001 and June 28, 2000, all quarters have 12 week accounting periods, except the fourth quarter, which has a 16 week accounting period.

     The Company recorded asset impairment charges of $2,087,000 and $16,370,000 during the fourth quarters of the years ended June 27, 2001 and June 28, 2000, respectively (see note 11).

15.  ASSETS HELD FOR SALE

     During June 2001, the Company entered into a letter of intent to sell eight of our coffeehouses in Phoenix, Arizona, along with related intangible assets including the "Coffee Plantation" trademarks and tradename. Under the terms of the sale, which is anticipated to close before the end of October 2001, the buyers will also assume operation of four additional coffeehouses on a sublease basis, with an option to purchase them in the future at a predetermined price. Other terms of the transaction include the right for the Company to continue using the Coffee Plantation trademarks on a royalty-free basis for our five remaining Company operated Coffee Plantation locations. The buyers will also execute a long term exclusive supply agreement which provides, among other things, that we will be their wholesale supplier of roasted coffee for the units noted above (and any other new Coffee Plantation units they may acquire or develop during the term of the agreement), and committing the buyers to certain minimum levels of coffee purchases annually.

     All of the net assets relating to these stores have been reclassified to Assets Held for Sale as of June 27, 2001. In addition, Assets Held for Sale includes a piece of land located in Oregon, which the Company currently has for sale.

                                                               JUNE 27,    JUNE 28,
                                                                 2001        2000
                                                              ----------   --------
Phoenix assets held for sale................................  $1,534,420     $ --
Oregon assets held for sale.................................     160,000       --
                                                              ----------     ----
Total assets held for sale..................................  $1,694,420     $ --
                                                              ==========     ====

                     DIEDRICH COFFEE, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONAL
                                    BALANCE AT                  PROVISIONS                  BALANCE AT
                                   BEGINNING OF                OBTAINED IN     ACCOUNTS       END OF
                                      PERIOD      PROVISIONS   ACQUISITIONS   WRITTEN OFF     PERIOD
                                   ------------   ----------   ------------   -----------   ----------
ALLOWANCE FOR BAD DEBT:
  Year ended January 27, 1999....   $   22,134    $    7,304    $      -0-     $     -0-    $   29,438
                                    ==========    ==========    ==========     =========    ==========
  Twenty-two weeks ended June 30,
     1999........................   $   29,438    $    2,004    $      -0-     $     -0-    $   31,442
                                    ==========    ==========    ==========     =========    ==========
  Year ended June 28, 2000.......   $   31,442    $  566,299    $1,313,661     $(773,431)   $1,137,971
                                    ==========    ==========    ==========     =========    ==========
  Year ended June 27, 2001.......   $1,137,971    $1,101,992    $      -0-     $(232,575)   $2,007,388
                                    ==========    ==========    ==========     =========    ==========

                             DIEDRICH COFFEE, INC.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly
          owned subsidiary of Diedrich Coffee, and Coffee People(1)
 3.1      Restated Certificate of Incorporation of the Company, dated
          May 11, 2001(2)
 3.2      Bylaws of the Company(3)
 4.1      Purchase Agreement for Series A Preferred Stock dated as of
          December 11, 1992 by and among Diedrich Coffee, Martin R.
          Diedrich, Donald M. Holly, SNV Enterprises and D.C.H.,
          L.P.(3)
 4.2      Purchase Agreement for Series B Preferred Stock dated as of
          June 29, 1995 by and among Diedrich Coffee, Martin R.
          Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P.
          and Diedrich Partners I, L.P.(3)
 4.3      Specimen Stock Certificate(3)
 4.4      Form of Conversion Agreement in the connection with the
          conversion of Series A and Series B Preferred Stock into
          Common Stock(3)
 4.5      Form of Lock-up Letter Agreement among The Second Cup, Ltd.
          and Diedrich Coffee, Inc.(4)
 4.6      Voting Agreement and Irrevocable Proxy dated as of March 16,
          1999 by and among Diedrich Coffee, Inc., D.C.H., L.P., Peter
          Churm, Martin R. Diedrich, Lawrence Goelman, Paul C.
          Heeschen, John E. Martin, Timothy J. Ryan, and Second Cup
          USA Holdings Ltd.(4)
 4.7      Registration Rights Agreement, dated May 8, 2001(2)
 4.8      Form of Warrant, dated May 8, 2001(2)
10.1      Form of Indemnification Agreement(3)
10.2      Amended and Restated Diedrich Coffee 1996 Stock Incentive
          Plan(5)
10.3      Diedrich Coffee 1996 Non-Employee Directors Stock Option
          Plan(3)
10.4      Agreement of Sale dated as of February 23, 1996 by and among
          Diedrich Coffee (as purchaser) and Brothers Coffee Bars,
          Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(3)
10.5      Letter agreement by and between the Company and John E.
          Martin appointing Mr. Martin Chairman of the Board, dated as of November 17, 1997(6)
10.6      Stock Option Plan and Agreement by and between the company and John E. Martin granting Mr. Martin the option to
          purchase up to 850,000 shares of the Common Stock of the
          Company, dated as of November 17, 1997(6)
10.7      Common Stock Purchase Agreement by and between the company and John E. Martin under which Mr. Martin agrees to purchase
          333,333 shares of the Common Stock of the Company, dated as of November 17, 1997(6)
10.8      Employment Agreement by and between the Company and Timothy
          J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997(6)
10.9      Stock Option Plan and Agreement by and between the company and Timothy J. Ryan granting Mr. Ryan up to 600,000 shares of the Common Stock of the Company, dated as of November 17,
          1997(6)
10.10     Common Stock Purchase Agreement by and between the Company and Timothy J. Ryan under which Mr. Ryan agrees to purchase
          16,667 shares of the Common Stock of the Company, dated as of November 17, 1997(6)
10.11     Form of Warrant Agreement made in favor of Nuvrty, Inc., the
          Ocean Trust and the Grandview Trust(7)
10.12     Form of Common Stock and Option Purchase Agreement with
          Franchise Mortgage Acceptance Company dated as of April 3,
          1998(8)
10.13     Employment Agreement with Catherine Saar dated June 11,
          1998(9)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.14     Form of Franchise Agreement(10)
10.15     Form of Area Development Agreement(10)
10.16     Form of Employment Agreement with Martin R. Diedrich dated
          June 29, 2001*
10.17     Credit Agreement, dated as of July 7, 1999, by and among
          BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.18     Security Agreement, dated as of July 7, 1999, by and among
          BankBoston, N.A., Diedrich Coffee(11)
10.19     Securities Pledge Agreement, dated as of July 7, 1999, by
          and among BankBoston, N.A., Diedrich Coffee and its
          subsidiaries(11)
10.20     Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its
          subsidiaries(11)
10.21     Form of Term Note made in favor of BankBoston, N.A.(11)
10.22     Form of Revolving Note made in favor of BankBoston, N.A.(11)
10.23     Employment Agreement with Matt McGuinness dated effective
          March 13, 2000(12)
10.24     First Amendment to Credit Agreement dated as of September
          26, 2000(12)
10.25     Second Amendment to Credit Agreement dated as of February
          26, 2001(13)
10.26     Letter Agreement re: employment with J. Michael Jenkins
          dated September 22, 2000(12)
10.27     Letter Agreement re: employment with Carl Mount dated
          October 29, 1999(14)
10.28     Letter Agreement re: employment with Edward A. Apffel dated
          May 25, 2000(14)
10.30     Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock
          Option Plan(15)
10.31     Stock Option Plan and Agreement with J. Michael Jenkins,
          dated September 22, 2000(16)
10.32     Diedrich Coffee, Inc. 2000 Equity Incentive Plan(16)
10.33     Common Stock and Warrant Purchase Agreement, dated March 14,
          2001(17)
21.1      List of Subsidiaries(12)
23.1      The Report on Schedule and Consent of Independent Auditors*

---------------

  *  Filed with this Form 10-K

 (1) Previously filed as Appendix A to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

 (2) Previously filed as an exhibit to Diedrich Coffee's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

 (3) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

 (4) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

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

(11) Incorporated by reference to Diedrich Coffee's Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.

(12) Previously filed as an exhibit to Diedrich Coffee's annual report on Form 10-K for the fiscal year ended June 28, 2000.

(13) Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended March 7, 2001, filed with the Securities and Exchange Commission on April 23, 2001.

(14) Previously filed as an exhibit to Diedrich Coffee's Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(15) Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(16) Previously filed as an exhibit to Diedrich Coffee's Report on Form 10-Q for the period ended December 13, 2000, filed with the Securities and Exchange Commission on January 29, 2001.

(17) Previously filed as an exhibit to the Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.