Form 10-Q
period 2001-09-19
DIEDRICH COFFEE INC
filed 2001-11-05
CIK 947661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 19, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from             to
                                          -----------    ------------

                         Commission File Number 0-21203

                              DIEDRICH COFFEE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                           33-0086628
        (State or Other Jurisdiction of      (IRS Employer Identification No.)
         Incorporation or Organization)

                              2144 MICHELSON DRIVE
                            IRVINE, CALIFORNIA 92612
                    (Address of Principal Executive Offices)

                                 (949) 260-1600
              (Registrant's Telephone Number, including Area Code)

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      As of November 2, 2001 there were 5,161,276 shares of common stock of the registrant outstanding.

================================================================================

                              DIEDRICH COFFEE, INC.
                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited)                 1

           Condensed Consolidated Statements of Operations (Unaudited)       2

           Condensed Consolidated Statements of Cash Flows (Unaudited)       3

           Notes to Condensed Consolidated Financial Statements              4

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10

Item 3. Quantitative and Qualitative Disclosures About Market Risk          16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   17

Item 5. Other Information                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17

        Signatures                                                          22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              DIEDRICH COFFEE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 19, 2001          June 27, 2001
                                                                           ------------------          -------------
ASSETS
Current assets:
   Cash                                                                       $  1,785,000             $  3,063,000
   Accounts receivable, less allowance for doubtful accounts of
       $2,197,000 at September 19, 2001, and $2,007,000 at
       June 27, 2001                                                             1,856,000                1,718,000
   Inventories (Note 2)                                                          3,409,000                2,843,000
   Assets held for sale                                                          1,694,000                1,694,000
   Prepaid expenses                                                                438,000                  233,000
                                                                              ------------             ------------
Total current assets                                                             9,182,000                9,551,000
Property and equipment, net                                                      9,092,000                9,364,000
Costs in excess of net assets acquired, net of amortization
   of $1,422,700 at June 27, 2001(Note 7)                                       12,250,000               12,250,000
Other assets                                                                       685,000                  726,000
                                                                              ------------             ------------
TOTAL ASSETS                                                                  $ 31,209,000             $ 31,891,000
                                                                              ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of obligations under capital leases                   $    259,000             $    272,000
   Current installments of long-term debt (Note 3)                               5,243,000                2,040,000
   Accounts payable                                                              2,925,000                2,239,000
   Accrued compensation                                                          2,045,000                1,954,000
   Accrued expenses                                                                861,000                1,141,000
   Franchise deposits                                                              594,000                  648,000
   Deferred franchise fee income                                                   740,000                  704,000
   Provision for store closure (Note 4)                                          1,135,000                1,372,000
                                                                              ------------             ------------
Total current liabilities                                                       13,802,000               10,370,000
Obligations under capital leases, excluding current installments                   661,000                  716,000
Long term debt, excluding current installments (Note 3)                                 --                3,503,000
Deferred rent                                                                      701,000                  689,000
                                                                              ------------             ------------
Total liabilities                                                               15,164,000               15,278,000
                                                                              ------------             ------------
Stockholders' Equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued
   and outstanding 5,154,000 shares at September 19, 2001 and June                  52,000                   52,000
   27, 2001
Additional paid-in capital                                                      58,084,000               58,106,000
Accumulated deficit                                                            (42,091,000)             (41,545,000)
                                                                              ------------             ------------
   Total stockholders' equity                                                   16,045,000               16,613,000
   Commitments and contingencies                                                        --                       --
                                                                              ------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 31,209,000             $ 31,891,000
                                                                              ============             ============


     See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Twelve Weeks Ended       Twelve Weeks Ended
                                                                September 19, 2001       September 20, 2000
                                                                ------------------       ------------------
Net Revenue:
   Retail sales                                                    $  9,610,000             $ 10,666,000
   Wholesale and other                                                3,301,000                4,729,000
   Franchise revenue                                                  1,229,000                1,477,000
                                                                   ------------             ------------
         Total                                                       14,140,000               16,872,000
                                                                   ------------             ------------
Cost and Expenses:
   Cost of sales and related occupancy costs                          6,984,000                8,451,000
   Operating expenses                                                 4,759,000                5,041,000
   Depreciation and amortization                                        671,000                1,039,000
   General and administrative expenses                                2,110,000                3,104,000
   Loss on asset disposals                                                2,000                       --
                                                                   ------------             ------------
         Total                                                       14,526,000               17,635,000
                                                                   ------------             ------------
Operating loss                                                         (386,000)                (763,000)

Interest expense                                                       (172,000)                (358,000)

Interest and other income, net                                           12,000                   12,000
                                                                   ------------             ------------
Loss before income tax provision                                       (546,000)              (1,109,000)

Income tax provision                                                         --                    3,000
                                                                   ------------             ------------
Net loss                                                           $   (546,000)            $ (1,112,000)
                                                                   ============             ============
Net loss per share - basic and diluted                             $      (0.11)            $      (0.35)
                                                                   ============             ============
Weighted average shares outstanding - basic and diluted               5,161,000                3,161,000
                                                                   ============             ============


     See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Twelve Weeks Ended      Twelve Weeks Ended
                                                               September 19, 2001      September 20, 2000
                                                               ------------------      ------------------
Cash flows from operating activities:
   Net loss                                                       $  (546,000)            $(1,112,000)
   Adjustments to reconcile net loss to cash used in
      operating activities:
     Depreciation and amortization                                    671,000               1,039,000
     Amortization of loan fees                                         45,000                  40,000
     Provision for bad debt                                           190,000                  92,000
     Loss on disposal of assets                                         2,000                      --
     Changes in operating assets and liabilities:
     Accounts receivable                                             (328,000)               (974,000)
     Inventories                                                     (566,000)                508,000
     Prepaid expenses                                                (205,000)                (94,000)
     Other assets                                                      (9,000)                  3,000
     Accounts payable                                                 686,000                (397,000)
     Accrued compensation                                              91,000                 526,000
     Accrued expenses                                                (301,000)                140,000
     Provision for store closure                                     (237,000)               (244,000)
     Deferred franchise income and franchisee deposits                (18,000)                     --
     Deferred rent                                                     12,000                  29,000
                                                                  -----------             -----------
Net cash used in operating activities                                (513,000)               (444,000)
                                                                  -----------             -----------
Cash flows from investing activities:
     Capital expenditures for property and equipment                 (398,000)               (411,000)
     Proceeds from disposal of property and equipment                   1,000                      --
                                                                  -----------             -----------
Net cash used in investing activities                                (397,000)               (411,000)
                                                                  -----------             -----------
Cash flows from financing activities:
     Payments on long-term debt                                      (300,000)               (667,000)
     Payments on capital lease obligations                            (68,000)                (51,000)
                                                                  -----------             -----------
Net cash used in financing activities                                (368,000)               (718,000)
                                                                  -----------             -----------

Net decrease in cash                                               (1,278,000)             (1,573,000)
Cash at beginning of period                                         3,063,000               2,944,000
                                                                  -----------             -----------
Cash at end of period                                             $ 1,785,000             $ 1,371,000
                                                                  ===========             ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest                                                   $    98,000             $   306,000
                                                                  ===========             ===========
       Income taxes                                               $     2,000             $     3,000
                                                                  ===========             ===========

Non-cash transactions
   Accrued stock issuance costs                                   $    21,000             $        --
                                                                  ===========             ===========


          See accompanying notes to consolidated financial statements.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 19, 2001
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 27, 2001.

      In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

      Reclassifications

      Certain reclassifications have been made to the September 20, 2000 consolidated financial statements to conform to the September 19, 2001 presentation.

2.    INVENTORIES

      Inventories consist of the following:

                                               September 19, 2001   June 27, 2001
                                               ------------------   -------------
          Unroasted coffee                         $  899,000        $  717,000
          Roasted coffee                            1,201,000           733,000
          Accessory and specialty items               311,000           316,000
          Other food, beverage and supplies           998,000         1,077,000
                                                   ----------        ----------
                                                   $3,409,000        $2,843,000
                                                   ==========        ==========

3.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                      September 19, 2001   June 27, 2001
                                                      ------------------   -------------
          FLEET NATIONAL BANK
          Note payable bearing interest at a rate
          of 6.58% as of September 19, 2001 and
          payable in monthly installments of
          $100,000. Due September 1, 2002. Note
          is secured by the assets of the Company
          and its subsidiaries' stock                     $5,243,000        $5,543,000
          Less: current installments                       5,243,000         1,200,000
          Less: 50% of proceeds from planned asset
               sales, which are reflected as
               current installments                               --           840,000
                                                          ----------        ----------
          Long-term debt, excluding current
               installments                               $       --        $3,503,000
                                                          ==========        ==========

      On July 7, 1999, the Company entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of the Company's assets and its subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. The term loan provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. The Company has not drawn down any borrowings under the revolving credit facility since it was established, although it presently backs $177,500 of outstanding Letters of Credit. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At September 19, 2001, the applicable interest rate was 6.58%, which was based on the Eurodollar rate at the time.

      Due to various problems encountered in the year subsequent to the acquisition of Coffee People, Inc., including the closure of 39 Gloria Jean's locations, six of which were company operated, the Company announced on June 29, 2000 that it expected to be in default under its Credit Agreement because of the Company's inability to satisfy certain financial covenants. The Company simultaneously announced that on June 27, 2000, it had entered into a Letter Agreement with Fleet under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment to July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. The Company subsequently made the July 31, 2000 principal payment on the extended due date. On August 17, 2000, the Company entered into an extension of the June 27, 2000 Letter Agreement, which extended through September 30, 2000 the bank's forbearance from exercising any of its default remedies.

      On September 26, 2000, the Company entered into the First Amendment to Credit Agreement with Fleet to amend certain terms of the original Credit Agreement. The First Amendment to Credit Agreement provides for, among other things: a significant reduction in the required minimum principal amortization payments going forward, an acceleration in the maturity date of all amounts owed under the Credit Agreement, an agreement between the Company and the bank about certain assets that the Company intends to sell and about the payment of future sale proceeds to the bank, the introduction of an additional event of default, a reduction in the overall amount of the revolving credit facility, new restrictions governing use of the facility and a modification of the financial covenants going forward. The interest rate and the timing of quarterly interest payments under the original Credit Agreement remained unchanged under the First Amendment to Credit Agreement.

      Specifically, under the terms of the First Amendment to Credit Agreement, no further principal payments on the term loan were required from August 1, 2000 until January 31, 2001. The Company began making principal payments of $25,000 per month beginning February 1, 2001, which increased to $100,000 per month beginning July 1, 2001. Continued minimum monthly payments of $100,000 are required until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the Credit Agreement to September 1, 2002. In addition, the Company and the bank identified certain assets that could be sold without interfering with the Company's core business, including two pieces of company owned real property under existing retail locations and a parcel of company owned real property that is presently undeveloped. The Company and the bank also identified certain company operated coffeehouses outside of the Company's core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from any of the Company's asset sales. In January 2001, two of the aforementioned pieces of real property were sold in a sale-leaseback transaction for $415,000. $208,000 of the proceeds of the transaction was remitted to Fleet. In May 2001, three company operated coffeehouses in Texas were sold for $1,025,000. $448,500 of the proceeds of the sale was remitted to Fleet. Also in May 2001, the Company sold 2,000,000 shares (post-split) of Company common stock in a private sale. $3,600,000 of the proceeds from the sale was remitted to Fleet. The proceeds received from all three sales were applied solely to the Company's principal note payable balance.

      The First Amendment to Credit Agreement also introduced an additional event of default under the Credit Agreement. The First Amendment specifies that a materially adverse change in the financial condition of the Company or any of its subsidiaries, as determined by the bank in its sole and exclusive discretion, is an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the maximum amount available under the revolving credit facility, a portion of which the Company had previously been unable to access because of the covenant defaults, from $3,000,000 to $1,293,000, and a restriction that the credit facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the Company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement, the bank waived the previous financial covenant defaults and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting the ratios in the financial covenants, the parties agreed to a new covenant under the First Amendment to Credit Agreement that requires the Company to achieve certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001. All such incremental principal repayment obligations due prior to the accelerated maturity date have been met as of September 19, 2001, and were generated primarily from the net proceeds paid to the bank from the above mentioned asset sales and stock issuance.

      On September 30, 1997, the Company entered into a promissory note, term loan agreement and security agreement with Nuvrty, Inc., a Colorado corporation controlled by Amre Youness, a former director of the Company. All outstanding principal and accrued interest was due and payable on September 30, 2002. The loan was secured by the assets of the Company and provided for borrowings up to $1,000,000 with interest accruing and paid monthly at the prime rate plus 3.5%. The Company borrowed the full amount under the loan. In connection with the acquisition of Coffee People, the Company repaid the loan on July 8, 1999.

      When entering into the promissory note with Nurvrty, the Company issued a warrant to Nuvrty to purchase 85,000 shares of the Company's common stock at a price of $9.00 per share. The warrants are exercisable immediately and expire on September 30, 2003.

      The fair value of the warrants associated with all the above debt was insignificant.

4.    PROVISION FOR STORE CLOSURE

      The estimated cost associated with closing under-performing stores is accrued in the period in which the store is identified for closure by management under a plan of termination. Such costs primarily include the estimated cost to terminate a lease.

                                                                 AMOUNTS
                                                               CHARGED TO           CASH
                                             BEG BALANCE         EXPENSE          PAYMENTS          END BALANCE
                                             -----------         -------          --------          -----------
         Year ended June 27, 2001            $1,387,000        $  947,000        $ (962,000)        $1,372,000
         Twelve weeks ended September
            19, 2002                         $1,372,000        $    2,000        $ (239,000)        $1,135,000


5.    EARNINGS PER SHARE

      The Company computed basic net loss per share based on the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share was computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as dilutive potential common shares.

      The following table sets forth the computations of basic and diluted net loss per share:

                                                  Twelve Weeks Ended    Twelve Weeks Ended
                                                  September 19, 2001    September 20, 2000
                                                  ------------------    ------------------
         NUMERATOR:
              Net loss                               $  (546,000)          $(1,112,000)
                                                     ===========           ===========
         DENOMINATOR:
              Basic weighted average common
                shares outstanding                     5,161,000             3,161,000
              Effect of dilutive securities                   --                    --
                                                     -----------           -----------
              Diluted weighted average common
              shares outstanding                       5,161,000             3,161,000
                                                     ===========           ===========
         Basic and diluted loss per share            $     (0.11)          $     (0.35)
                                                     ===========           ===========


      All 851,008 options outstanding and all of the 730,000 warrants to purchase shares of common stock outstanding during the twelve weeks ended September 19, 2001 were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. All 571,366 options outstanding options and all of the 230,000 warrants to purchase shares of common stock outstanding during the twelve weeks ended September 20, 2000 were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

6.    SEGMENT AND RELATED INFORMATION

      The Company has three reportable segments: retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

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

                                RETAIL             WHOLESALE           FRANCHISE
                              OPERATIONS          OPERATIONS          OPERATIONS            OTHER                TOTAL
                              ----------          ----------          ----------            -----                -----
TWELVE WEEKS ENDED
   SEPTEMBER 19, 2001
Total Revenue                $  9,610,000        $  3,301,000        $  1,229,000        $         --         $ 14,140,000
Interest expense                   16,000                  --              19,000             137,000              172,000
Depreciation and
   amortization                   355,000             236,000                  --              80,000              671,000
Segment profit (loss)
   before tax                     383,000             354,000           1,066,000          (2,349,000)            (546,000)
Total assets as of
   September 19, 2001        $  9,751,000        $  4,493,000        $    227,000        $ 16,738,000         $ 31,209,000

                                RETAIL             WHOLESALE           FRANCHISE
                              OPERATIONS          OPERATIONS          OPERATIONS             OTHER               TOTAL
                              ----------          ----------          ----------             -----               -----
TWELVE WEEKS ENDED
   SEPTEMBER 20, 2000
Revenue                      $ 10,666,000        $  4,729,000        $  1,477,000        $         --         $ 16,872,000
Interest expense                   18,000                  --              26,000             314,000              358,000
Depreciation and
   amortization                   606,000             175,000                  --             258,000            1,039,000
Segment profit (loss)
   before tax                     212,000           1,036,000           1,011,000          (3,368,000)          (1,109,000)
Total assets as of
   September 20, 2000        $ 13,509,000        $  5,602,000        $    642,000        $ 18,801,000         $ 38,554,000

7.    INTANGIBLE ASSETS

      Effective June 28, 2001, the Company adopted Statements of Financial Accounting Standards Board Standards Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively, which require that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The Company will complete a transitional test for goodwill impairment by the end of December 2001. The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the periods indicated:

                                                 TWELVE WEEKS ENDED
                                                 SEPTEMBER 19, 2000
                                                 ------------------
Reported net loss                                   $  (1,112,000)
Add back: goodwill amortization                           173,000
                                                    -------------
Adjusted net loss                                   $    (939,000)
                                                    =============
Per share information:
Basic and Diluted:
Reported net loss                                   $       (0.35)
Goodwill amortization                                        0.05
                                                    -------------
Adjusted net loss                                   $       (0.30)
                                                    =============

      Financial Accounting Standards Board Standards Nos. 141 and 142 also require that we disclose the following information related to our intangible assets still subject to amortization and our goodwill. The following table details the balances of our amortizable intangible assets as of September 19, 2001:

                                   GROSS                              NET
                                 CARRYING         ACCUMULATED      CARRYING
                                  AMOUNT         AMORTIZATION       AMOUNT
                                  ------         ------------       ------
     Leasehold interests          $ 3,000          $ 2,000          $ 1,000
     Leasehold rights             $23,000          $19,000          $ 4,000
     Trademarks                   $32,000          $ 5,000          $27,000


      The weighted average amortization period for the intangible assets is approximately 25 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

               FISCAL YEAR:
               2002                                $  3,000
               2003                                $  3,000
               2004                                $  1,000
               2005                                $  1,000
               2006                                $  1,000


      Changes in the carrying amount of goodwill for the twelve weeks ended September 19, 2001 are summarized as follows:

         Balance as of June 27, 2001                         $12,250,000
         Goodwill acquired                                            --
         Impairment losses                                            --
                                                             -----------
         Balance as of September 19, 2001                    $12,250,000
                                                             ===========

8.    SUBSEQUENT EVENT

     On October 3, 2001, the Company sold twelve of its Coffee Plantation stores located in Arizona for $1,383,000 in cash and $552,000 in notes receivable. In addition, under a coffee supply agreement, the buyer agreed to purchase all of the roasted coffee it requires for operation of these stores from the Company for the next seven years. Pursuant to the Company's credit agreement with Fleet National Bank, as amended, 50% of the net proceeds received from the sale of the assets, or $596,000, was paid directly to Fleet to reduce the Company's note payable principal balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A WARNING ABOUT FORWARD LOOKING STATEMENTS.

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

      -     our ability to maintain profitability over time

      - our ability to perform within the terms of our amended credit agreement

      -     the successful execution of our growth strategies

      -     the impact of competition

      -     the availability of working capital

      Foreseeable risks and uncertainties are described elsewhere in this report and in detail under the caption "Risk Factors and Trends Affecting Diedrich Coffee and Its Business" in our Annual Report on Form 10-K for the fiscal year ended June 27, 2001 and in other reports that we file with the Securities and Exchange Commission.

GENERAL.

      Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis in the Office Coffee Service market, and to other wholesale customers, including restaurant chains and other retailers through a network of distributors. Our brands include Diedrich Coffee, Gloria Jean's Coffees and Coffee People. We also operate a limited number of coffeehouses and kiosks under the Coffee Plantation brand name. As of September 19, 2001, Diedrich Coffee owned and operated 87 retail locations and franchised 295 other retail locations under these brands, for a total of 382 retail coffee outlets. Our retail units are located in 37 states and 11 foreign countries. We also have 375 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

      Retail Outlets

      Our retail outlet distribution channel can be divided into two sub-channels, each with its own business model distinguished by differences in revenue, cost structure, overhead and capital requirements. These two retail sub-channels are company operated retail outlets and franchised retail outlets. We view retail outlets as a single distribution channel, despite the differences noted above, primarily because our retail customers do not make any distinction between company and franchise operated locations. The critical success factors -- quality of product, service and atmosphere -- are therefore the same for each type of retail location whether company operated or franchised. The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us as both an operator and franchiser of retail outlets. Furthermore, the potential contribution of any given outlet, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

      Our largest brand is Gloria Jean's and over 94% of our Gloria Jean's retail units are franchised. Our Diedrich Coffee brand has a higher concentration of company operated units, with 68% of retail locations operated by us. Retail coffee outlets operated under the Coffee People and Coffee Plantation brands are 100% company operated at this time. We are currently in the process of divesting our Coffee Plantation business (see Note 8 of the Notes to Condensed Consolidated Financial Statements). A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for the first quarter ended September 19, 2001, is set forth below:

                                                                                               NET TRANSFERS
                                    UNITS AT                                                    BETWEEN THE      UNITS AT
                                    JUNE 27,                                                    COMPANY AND   SEPTEMBER 19,
                                      2001         ACQUIRED        OPENED         CLOSED         FRANCHISE        2001
                                      ----         --------        ------         ------         ---------        ----
GLORIA JEAN'S BRAND
   Company Operated                      19             --             --             --              --             19
   Franchise - Domestic                 177             --             --             (4)             --            173
   Franchise - International             95             --             15             --              --            110
                                      -----          -----          -----          -----           -----          -----
   Subtotal Gloria Jean's               291             --             15             (4)             --            302
                                      -----          -----          -----          -----           -----          -----
DIEDRICH COFFEE BRAND
   Company Operated                      26                            --             --              --             26
   Franchise - Domestic                  14             --             --             (2)             --             12
                                      -----          -----          -----          -----           -----          -----
   Subtotal Diedrich                     40             --             --             (2)             --             38
                                      -----          -----          -----          -----           -----          -----
OTHER BRANDS
   Company Operated                      42             --             --             --              --             42
                                      -----          -----          -----          -----           -----          -----
TOTAL                                   373             --             15             (6)             --            382
                                      =====          =====          =====          =====           =====          =====


      Wholesale Distribution

      We presently have over 375 wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean's brands. Our current wholesale accounts are in the Office Coffee Supply market, chain restaurants, independent restaurants, other hospitality industry enterprises and specialty retailers. Additionally, our franchise agreements require both Diedrich Coffee and Gloria Jean's franchisees to purchase substantially all of their coffee from us.

      Seasonality and Quarterly Results

      Historically, we have experienced variations in sales from quarter-to-quarter due to the peak November-December holiday season, as well as from a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

RESULTS OF OPERATIONS.

      Twelve Weeks Ended September 19, 2001 Compared with the Twelve Weeks Ended September 20, 2000

      TOTAL REVENUE. Total revenue for the twelve weeks ended September 19, 2001 decreased by $2,732,000, or 16.2%, to $14,140,000 from $16,872,000 for the twelve weeks ended September 20, 2000. This decrease was attributable to a decrease in retail and wholesale sales and franchise revenue. Each component is discussed below.

      Retail sales for the twelve weeks ended September 19, 2001 decreased by $1,056,000, or 9.9%, to $9,610,000 from $10,666,000 for the prior year period.
This decrease represented the combined impact of two factors. First, the number of company store operating weeks decreased in the current year versus the earlier period. This primarily resulted from the closure of nine unprofitable company locations since the prior year period, six of which were Diedrich Coffee carts and three of which were Gloria Jean's mall stores, and the sale to a franchisee of three company operated Diedrich coffeehouses. The net impact of the reduction in company store operating weeks noted above, slightly offset by increases in operating weeks in other company stores, was a $450,000 net decrease in retail sales versus the prior year. The balance of the $1,056,000 decrease resulted from a 6.0 % decrease in comparable store sales for company operated units during the twelve weeks ended September 19, 2001 as compared to the prior year period.

      Wholesale revenue decreased $1,428,000, or 30.2%, to $3,301,000 for the twelve weeks ended September 19, 2001 from $4,729,000 for the prior year period. This 30.2% decrease was the net impact of the five factors listed below in declining order of magnitude:

      - the decision to stop distributing most non-coffee products to our Gloria Jean's franchisees

      - an increase in our Keurig "K-cup" and other sales in the Office Coffee Service market

      - an unfavorable match up in the timing of holiday gift basket sales to Gloria Jean's franchisees versus the prior year

      -     a decrease in coffee bean sales to our Gloria Jean's franchisees

      - a decrease in coffee sales to independent and chain restaurants and specialty retailers

      Sale of non-coffee products to Gloria Jean's franchisees. Sales of non-coffee products decreased by $794,000 for the twelve weeks ended September 19, 2001, a 97% decrease versus the prior year period. These products include paper cups, napkins, sweetener packets, coffee stirrers, and coffee related merchandise such as ceramic mugs and novelties sold in our Gloria Jean's mall-based coffee stores. We began eliminating most of these lower margin or lower turnover product lines during fiscal 2001 in order to increase focus on our core coffee operations. Franchisees now purchase these items directly from outside distributors.

      Keurig "K-cup" and other sales. Keurig and other Office Coffee Service sales increased by $584,000 to $1,244,000 for the twelve weeks ended September 19, 2001, an 88.5% increase over the year ago quarter, which was our first fiscal period that included K-cup sales.

      Holiday gift basket sales. Holiday gift basket sales to Gloria Jean's franchisees decreased $511,000 versus the prior year period due to the timing of the fiscal quarter end. In fiscal 2001, the majority of holiday sales were recorded in the first quarter, but in fiscal 2002 the majority of the sales will be recorded in the second quarter of the fiscal year.

      Coffee bean sales to Gloria Jean's franchisees. Sales of coffee to Gloria Jean's franchisees declined $379,000, or 20.5% for several reasons. First, there were fewer domestic franchise store operating weeks in the current year period due primarily to the net closure of 21 domestic franchise operated Gloria Jean's stores since the year ago period. Second, Gloria Jean's system comparable store sales decreased 3.9% versus the prior year period, thus reducing coffee bean usage. Finally, coffee shipments during the first quarter of fiscal year 2001 were unusually high because two of our distributors had just begun to distribute our coffee.

      Coffee sales to independent and chain restaurants and specialty retailers. Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased $328,000 versus the year ago quarter because we increased our relative emphasis on increasing our sales to Office Coffee Service wholesale accounts.

      Franchise revenue decreased $248,000 to $1,229,000 for the twelve weeks ended September 19, 2001, a 16.8% decrease from the prior year period. Franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, royalties received on sales at franchised locations and other franchise income including coordination fees received from product suppliers. Initial franchise fees and franchise renewal fees represented approximately $80,000 of the decrease for the twelve weeks ended September 19, 2001 versus the prior year, as a result of fewer franchise agreements signed. Supplier coordination fees decreased $62,000 due primarily to the timing of such payments. Franchise revenue also decreased versus the prior year period due to $83,000 of other franchise income recorded in the year ago quarter in conjunction with a settlement payment received from a former franchisee in resolution of a monetary dispute.

      COST OF SALES AND RELATED OCCUPANCY COSTS. Cost of sales and related occupancy costs for the twelve weeks ended September 19, 2001 decreased 17.4% to $6,984,000 from $8,451,000 for the prior year period. On a margin basis, cost of sales and related occupancy costs decreased to 49.4% of total revenue for the twelve weeks ended September 19, 2001 from 50.1% of total revenue for the twelve weeks ended September 20, 2000. This 0.7 margin basis point improvement resulted from the favorable margin impact of discontinuing the sale of lower margin non-coffee product lines, as noted above in the discussion of changes in wholesale revenue, as well as from the closure of several unprofitable company operated locations since the prior year period.

      OPERATING EXPENSES. Operating expenses for the twelve weeks ended September 19, 2001 decreased 5.6% to $4,759,000 from $5,041,000 for the prior year period, primarily due to a decrease in the number of company store operating weeks as noted above. On a margin basis, operating expenses increased to 33.7% of total revenue during the current year period from 29.9% for the year ago quarter. This unfavorable 3.8 margin basis point change resulted from several factors. First, operating costs for company retail units, most notably labor, increased on average relative to the retail sales from those locations because of a $0.50 per hour, or 8.7%, increase in the federal minimum wage since the year ago quarter, and a 6.0% comparable company store sales decrease versus the prior year period. Labor, utilities and other operating expenses in a retail unit are semi-fixed, rather than completely variable based upon volume, and therefore represent a higher percentage of revenue when retail sales in existing locations decline. In addition, certain of the revenue decreases versus the prior year period noted above, including the discontinuation of most non-coffee item wholesale sales and reductions in franchise revenue, could not be accompanied by significant operating expense reductions, and therefore had the impact of increasing operating expenses as a percentage of total revenue.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $368,000 to $671,000 for the twelve weeks ended September 19, 2001 from $1,039,000 for the prior year period, primarily due to our adoption of the FASB's Statement No. 142 as of the beginning of the current fiscal year. As required under Statement No. 142, we have discontinued periodic amortization of goodwill, and will complete a transitional goodwill impairment test by the end of December 2001.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $994,000, or 32.0%, to $2,110,000 for the twelve weeks ended September 19, 2001 from $3,104,000 for the prior year period. On a margin basis, general and administrative expenses decreased to 14.9% in the first quarter of fiscal 2002 from 18.4% in the year ago quarter. This 3.5 margin basis point improvement is primarily due to the fact that subsequent to the prior year period we implemented a restructuring plan specifically intended to reduce overhead. Under this restructuring plan we consolidated our previously separate support centers for Diedrich Coffee and Gloria Jean's, closed our retail division field offices in Portland, Oregon and Phoenix, Arizona, and eliminated 31 support center positions.

      INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net decreased by $186,000 to $160,000 for the twelve weeks ended September 19, 2001 from $346,000 for the twelve weeks ended September 20, 2000. This decrease is primarily due to the reduction in our note payable from $10,000,000 at September 20, 2000 to $5,243,000 at September 19, 2001, and to a lesser degree to a reduction in our interest rate.

LIQUIDITY AND CAPITAL RESOURCES.

      We had a working capital deficit of $4,620,000 as of September 19, 2001 compared to working capital deficit of $5,404,000 as of September 20, 2000. Cash used in operating activities for the twelve weeks ended September 19, 2001 totaled $513,000 as compared to $444,000 for the twelve weeks ended September 20, 2000. This increase in cash used is the net result of many factors more fully discussed in the unaudited consolidated statement of cash flows in the accompanying financial statements, including increases during the first quarter of fiscal 2002 in inventory levels and accounts receivable relative to the beginning of the quarter. In the prior year, inventories declined during the first fiscal quarter.

      Net cash used in investing activities for the twelve weeks ended September 19, 2001 totaled $397,000, as compared to the $411,000 in net cash used in investing activities for the twelve weeks ended September 20, 2000. For both periods the net cash used in investing activities was used for property and equipment expenditures.

      Net cash used in financing activities for the twelve weeks ended September 19, 2001 totaled $368,000, as compared to the $718,000 net cash used in financing activities for the twelve weeks ended September 20, 2000. For both periods the net cash used in financing activities consisted of repayment of long-term debt and capital leases.

      On July 7, 1999, we entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of our assets and our subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. The term loan provided for principal repayment based upon a five year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. We have not drawn down any borrowings under the revolving credit facility since it was established, although it presently backs $177,500 of outstanding Letters of Credit. Amounts outstanding under the Credit Agreement bear interest, at our option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At September 19, 2001, the applicable interest rate was 6.58%, which was based on the Eurodollar rate at the time.

      Due to various problems encountered in the year subsequent to the acquisition of Coffee People, Inc., including the closure of 39 Gloria Jean's locations, six of which were company operated, we announced on June 29, 2000 that we expected to be in default under our Credit Agreement because of our inability to satisfy certain financial covenants. We simultaneously announced that on June 27, 2000, we had entered into a Letter Agreement with Fleet under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment to July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. We subsequently made the July 31, 2000 principal payment on the extended due date. On August 17, 2000, we entered into an extension of the June 27, 2000 Letter Agreement, which extended through September 30, 2000 the bank's forbearance from exercising any of its default remedies.

      On September 26, 2000, we entered into the First Amendment to Credit Agreement with Fleet to amend certain terms of the original Credit Agreement. The First Amendment to Credit Agreement provides for, among other things: a significant reduction in the required minimum principal amortization payments going forward, an acceleration in the maturity date of all amounts owed under the Credit Agreement, an agreement between us and the bank about certain assets we intend to sell and about the payment of future sale proceeds to the bank, the introduction of an additional event of default, a reduction in the overall amount of the revolving credit facility, new restrictions governing use of the facility and a modification of the financial covenants going forward. The interest rate and the timing of quarterly interest payments under the original Credit Agreement remain unchanged under the First Amendment to Credit Agreement.

      Specifically, under the terms of the First Amendment to Credit Agreement, no further principal payments on the term loan were required from August 1, 2000 until January 31, 2001. We began making principal payments of $25,000 per month beginning February 1, 2001, which increased to $100,000 per month beginning July 1, 2001. Continued minimum monthly payments of $100,000 are required until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the Credit Agreement to September 1, 2002. In addition, we and the bank identified certain assets that could be sold without interfering with our core business, including two pieces of company owned real property under existing company retail locations and a parcel of company owned real property that is presently undeveloped. We and the bank also identified certain company operated coffeehouses outside of our core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from any of our asset sales. In January 2001, two of the aforementioned pieces of real property were sold in a sale-leaseback transaction for $415,000. $208,000 of the proceeds from the transaction was remitted to Fleet. In May 2001, three company operated coffeehouses in Texas were sold for $1,025,000. $448,500 of the proceeds from the sale was remitted to Fleet. Also in May 2001, we sold 2,000,000 shares (post-split) of our common stock in a private sale. $3,600,000 of the proceeds from the sale was remitted to Fleet. The proceeds received from all three of these sales were applied solely to our principal note payable balance.

      The First Amendment to Credit Agreement also introduced an additional event of default under the Credit Agreement. The First Amendment specifies that a materially adverse change in our financial condition or any of our subsidiaries, as determined by the bank in its sole and exclusive discretion, is an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the maximum amount available under the revolving credit facility, a portion of which we had previously been unable to access because of the covenant defaults, from $3,000,000 to $1,293,000, and a restriction that the credit facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves our ability to obtain third party financing for capital projects and maintenance capital, and increases our flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement, the bank waived the previous financial covenant defaults and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by us. In addition to resetting the ratios in the financial covenants, we agreed to a new covenant under the First Amendment to Credit Agreement that requires us to achieve certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001. All such incremental principal repayment obligations due prior to the accelerated maturity date have been met as of September 19, 2001, and were generated primarily from the net proceeds paid to the bank from the above mentioned asset sales and stock issuance.

      We believe that cash from operations and asset sales (including those presently in escrow), will be sufficient to satisfy our working capital needs at the anticipated operating levels, including our obligations under our Credit Agreement, as amended, for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS.

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We adopted the provisions of Statement No. 141 and Statement No. 142 in the first quarter of fiscal 2002.

      In connection with Statement No. 142's transitional goodwill impairment evaluation, we must perform an assessment of whether there was an indication that our unamortized goodwill at June 28, 2001 of $12,250,000 was impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We now have until the end of December 2001 to determine the fair value of each reporting unit and to compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we would be required to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

      As of the date of adoption, we had unamortized goodwill in the amount of $12,250,000, all of which is subject to the transition provisions of Statement Nos. 141 and 142. The impact in fiscal year 2002 of adopting Statement No. 142 will be to eliminate the amortization of goodwill. Such goodwill amortization totaled $803,000 in the fiscal year 2001.

      The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" in September 2001. Statement No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not assessed whether the application of these standards will have a material effect on our financial position, results of operations or liquidity.

      The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and is effective for fiscal years beginning after December 15, 2001. We have not assessed whether the application of these standards will have a material effect on our financial position, results of operation or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK SENSITIVE ITEMS ENTERED INTO FOR TRADING PURPOSES

      None.

MARKET RISK SENSITIVE ITEMS ENTERED INTO FOR OTHER THAN TRADING PURPOSES

      Interest Rate Risk

      We are exposed to market risk from changes in interest rates on our outstanding bank debt. At September 19, 2001, we had $5,243,000 in bank debt that was tied to changes in short term interest rates. At the end of our first fiscal quarter of fiscal 2002, the interest rate was the "adjusted Eurodollar rate" plus 3%. The rate can be fixed over periods ranging from one to six months, at our discretion. At September

19, 2001, a hypothetical 100 basis point increase in the adjusted Eurodollar rate would result in additional interest expense of $52,000 on an annualized basis.

      Commodity Price Risk

     Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by multiple factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge coffee or any other commodity. To ensure an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At September 19, 2001, we had commitments totaling $6,575,022 (for 4,983,894 pounds of green coffee), all of which were fixed as to price. The coffee scheduled to be delivered to us in this fiscal year pursuant to these commitments will satisfy approximately 45% to 50% of our anticipated green coffee requirements for this fiscal year. Assuming we require approximately 2,000,000 additional pounds of green coffee during 2002 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee would likely result in $20,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the twelve week period ending September 19, 2001, we were not a party to any material legal proceedings.

ITEM 5. OTHER INFORMATION.

    Minimum Advance Notice of Stockholder Proposals

      Diedrich Coffee stockholders are advised that we must be notified by July 1, 2002 (120 days prior to the month and day of mailing the last year's proxy statement) of any proposal or solicitation that any stockholder intends to present at the 2002 annual meeting of stockholders and which the stockholder has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the 2002 annual meeting, without any discussion of the matter in the proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

      Set forth below is a list of the exhibits included as part of this quarterly report.

        EXHIBIT
          NO.                             DESCRIPTION
          ---                             -----------
           2.1    Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly
                  owned subsidiary of Diedrich Coffee, and Coffee People (1)

           3.1    Restated Certificate of Incorporation of the Company, dated
                  May 11, 2001 (2)

           3.2    Bylaws of the Company (3)

           4.1    Purchase Agreement for Series A Preferred Stock dated as of
                  December 11, 1992 by and among Diedrich Coffee, Martin R.
                  Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P.
                  (3)

        EXHIBIT
          NO.                             DESCRIPTION
          ---                             -----------
           4.2    Purchase Agreement for Series B Preferred Stock dated as of
                  June 29, 1995 by and among Diedrich Coffee, Martin R.
                  Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P.
                  and Diedrich Partners I, L.P. (3)

           4.3    Specimen Stock Certificate (3)

           4.4 Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

           4.5    Form of Lock-up Letter Agreement among The Second Cup, Ltd.
                  and Diedrich Coffee, Inc. (4)

           4.6    Voting Agreement and Irrevocable Proxy dated as of March 16,
                  1999 by and among Diedrich Coffee, Inc., D.C.H., L.P., Peter
                  Churm, Martin R. Diedrich, Lawrence Goelman, Paul C. Heeschen,
                  John E. Martin, Timothy J. Ryan, and Second Cup USA Holdings
                  Ltd. (4)

          10.1    Form of Indemnification Agreement (3)

          10.2    Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan
                  (5)

          10.3    Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan
                  (3)

          10.4 Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc.
                  and Brothers Gourmet Coffees, Inc. (as sellers) (3)

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

         10.11 Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)

        EXHIBIT
          NO.                             DESCRIPTION
          ---                             -----------
         10.12    Form of Common Stock and Option Purchase Agreement with
                  Franchise Mortgage Acceptance Company dated as of April 3,
                  1998 (8)

         10.13    Employment Agreement with Catherine Saar dated June 11, 1998
                  (9)

         10.14    Form of Franchise Agreement (10)

         10.15    Form of Area Development Agreement (10)

         10.16    Employment Agreement with Martin R. Diedrich dated June 29,
                  2001 (18)

         10.17 Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (11)

         10.18 Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (11)

         10.19    Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries
                  (11)

         10.20    Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries
                  (11)

         10.21    Form of Term Note made in favor of BankBoston, N.A. (11)

         10.22    Form of Revolving Note made in favor of BankBoston, N.A. (11)

         10.23    Employment Agreement with Matt McGuinness dated effective
                  March 13, 2000 (12)

         10.24    First Amendment to Credit Agreement dated as of September 26,
                  2000 (12)

         10.25    Second Amendment to Credit Agreement dated as of February 26,
                  2001 (13)

         10.26    Letter Agreement re: employment with J. Michael Jenkins dated
                  September 22, 2000 (12)

         10.27    Letter Agreement re: employment with Carl Mount dated October
                  29, 1999 (14)

         10.28    Letter Agreement re: employment with Edward A. Apffel dated
                  May 25, 2000 (14)

         10.29    Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option
                  Plan (15)

         10.30    Stock Option Plan and Agreement with J. Michael Jenkins, dated
                  September 22, 2000 (16)

         10.31    Diedrich Coffee, Inc. 2000 Equity Incentive Plan (16)

         10.32    Common Stock and Warrant Purchase Agreement by and among
                  Diedrich Coffee, Inc., Westcliff Partners, L.P., Westcliff
                  Foundation, Westcliff Long/Short, L.P., Westcliff Small Cap
                  Fund, L.P., Westcliff Aggressive Growth, L.P., Westcliff
                  Profit Sharing Plan, Westcliff Master Fund, Ltd.,

        EXHIBIT
          NO.                             DESCRIPTION
          ---                             -----------
                  Peninsula Capital, L.P., Common Sense Partners, L.P. and
                  Sequoia Enterprises, L.P., dated March 14, 2001 (17)

          21.1    List of Subsidiaries (12)

----------

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

(18) Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

   (b) Reports on Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:  November 5, 2001          DIEDRICH COFFEE, INC.



                                        /s/ J. Michael Jenkins
                                        ----------------------------------------
                                        J. Michael Jenkins
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



                                        /s/ Matthew C. McGuinness
                                        ----------------------------------------
                                        Matthew C. McGuinness
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)