Form 10-Q
period 2001-12-12
DIEDRICH COFFEE INC
filed 2002-01-28
CIK 947661

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

                For the quarterly period ended December 12, 2001

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

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      As of January 23, 2002 there were 5,161,273 shares of common stock of the registrant outstanding.


================================================================================

                              DIEDRICH COFFEE, INC.
                                      INDEX


                                                                           PAGE
                                                                          NUMBER
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited)                 1

           Condensed Consolidated Statements of Operations (Unaudited)       2

           Condensed Consolidated Statements of Cash Flows (Unaudited)       3

           Notes to Condensed Consolidated Financial Statements              4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           11

Item 3. Quantitative and Qualitative Disclosures About Market Risk          19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   20

Item 5. Other Information                                                   20

Item 6. Exhibits and Reports on Form 8-K                                    20

        Signatures                                                          24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              DIEDRICH COFFEE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                        December 12, 2001   June 27, 2001
                                                        -----------------   -------------
ASSETS
Current assets:
   Cash                                                   $  2,081,000      $  3,063,000
   Accounts receivable, less allowance for
     doubtful accounts of $1,832,000 at
     December 12, 2001, and $2,007,000 at
     June 27, 2001                                           2,621,000         1,718,000
   Current portion of notes receivable (Note 2)                243,000                --
   Inventories (Note 3)                                      3,069,000         2,843,000
   Assets held for sale (Note 2)                               160,000         1,694,000
   Prepaid expenses                                            470,000           233,000
                                                          ------------      ------------
Total current assets                                         8,644,000         9,551,000
Property and equipment, net                                  8,680,000         9,364,000
Costs in excess of net assets acquired, net of
  amortization of $1,422,700 at June 27, 2001(Note 8)       12,250,000        12,250,000
Notes receivable (Note 2)                                      265,000                --
Other assets                                                   560,000           726,000
                                                          ------------      ------------
TOTAL ASSETS                                              $ 30,399,000      $ 31,891,000
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of obligations under
     capital leases                                       $    252,000      $    272,000
   Current installments of long-term debt (Note 4)           4,208,000         2,040,000
   Accounts payable                                          2,619,000         2,239,000
   Accrued compensation                                      1,516,000         1,954,000
   Accrued expenses                                            670,000         1,141,000
   Franchise deposits                                          587,000           648,000
   Deferred franchise fee income                               635,000           704,000
   Provision for store closure (Note 5)                      1,129,000         1,372,000
                                                          ------------      ------------
Total current liabilities                                   11,616,000        10,370,000
Obligations under capital leases, excluding
  current installments                                         825,000           716,000
Long term debt, excluding current installments
  (Note 4)                                                          --         3,503,000
Deferred rent                                                  610,000           689,000
                                                          ------------      ------------
Total liabilities                                           13,051,000        15,278,000
                                                          ------------      ------------
Stockholders' Equity:
Common stock, $0.01 par value; authorized
  8,750,000 shares; issued and outstanding
  5,161,000 shares at December 12, 2001
  and June 27, 2001                                             52,000            52,000
Additional paid-in capital                                  58,051,000        58,106,000
Accumulated deficit                                        (40,755,000)      (41,545,000)
                                                          ------------      ------------
   Total stockholders' equity                               17,348,000        16,613,000
   Commitments and contingencies                                    --                --
                                                          ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 30,399,000      $ 31,891,000
                                                          ============      ============


     See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Twelve            Twelve         Twenty-Four       Twenty-Four
                                                 Weeks Ended       Weeks Ended       Weeks Ended       Weeks Ended
                                                 December 12,      December 13,      December 12,      December 13,
                                                     2001              2000              2001              2000
                                                     ----              ----              ----              ----
Net Revenue:
   Retail sales                                  $  8,751,000      $ 11,573,000      $ 18,361,000      $ 22,239,000
   Wholesale and other                              5,471,000         6,074,000         8,773,000        10,803,000
   Franchise revenue                                1,770,000         1,753,000         2,999,000         3,230,000
                                                 ------------      ------------      ------------      ------------
           Total                                   15,992,000        19,400,000        30,133,000        36,272,000
                                                 ------------      ------------      ------------      ------------
Cost and Expenses:
   Cost of sales and related occupancy costs        8,118,000         9,642,000        15,108,000        18,261,000
   Operating expenses                               3,630,000         5,008,000         8,389,000        10,049,000
   Depreciation and amortization                      539,000         1,065,000         1,210,000         2,104,000
   General and administrative expenses              2,312,000         3,120,000         4,416,000         6,057,000
   Provision for asset impairment                      22,000                --            22,000                --
   (Gain)/Loss on asset disposals                     (99,000)           32,000           (97,000)           32,000
                                                 ------------      ------------      ------------      ------------
           Total                                   14,522,000        18,867,000        29,048,000        36,503,000
                                                 ------------      ------------      ------------      ------------

Operating income (loss)                             1,470,000           533,000         1,085,000          (231,000)

Interest expense                                     (132,000)         (357,000)         (304,000)         (715,000)

Interest and other income, net                         14,000             5,000            26,000            17,000
                                                 ------------      ------------      ------------      ------------
Income (loss) before income tax provision           1,352,000           181,000           807,000          (929,000)

Income tax provision                                   17,000            17,000            17,000            20,000
                                                 ------------      ------------      ------------      ------------
Net income (loss)                                $  1,335,000      $    164,000      $    790,000      $   (949,000)
                                                 ============      ============      ============      ============
Net income (loss) per share
       - basic and diluted                       $        .26      $       0.05      $        .15      $      (0.30)
                                                 ============      ============      ============      ============
Weighted average shares outstanding
       - basic and diluted                          5,161,000         3,161,000         5,161,000         3,161,000
                                                 ============      ============      ============      ============


     See accompanying notes to condensed consolidated financial statements.

                              DIEDRICH COFFEE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Twenty-Four       Twenty-Four
                                                             Weeks Ended       Weeks Ended
                                                             December 12,      December 13,
                                                                 2001              2000
                                                                 ----              ----
Cash flows from operating activities:
   Net income (loss)                                         $   790,000       $  (949,000)
   Adjustments to reconcile net income (loss) to
     cash used in operating activities:
      Depreciation and amortization                            1,210,000         2,104,000
      Amortization of loan fees                                   87,000           130,000
      Provision for bad debt                                    (175,000)          268,000
      Provision for asset impairment                              22,000                --
      (Gain)/Loss on disposal of assets                          (99,000)           32,000
      Changes in operating assets and liabilities:
      Accounts receivable                                       (728,000)       (2,413,000)
      Inventories                                               (390,000)          531,000
      Prepaid expenses                                          (237,000)         (394,000)
      Other assets                                                13,000          (149,000)
      Accounts payable                                           380,000          (814,000)
      Accrued compensation                                      (438,000)        1,114,000
      Accrued expenses                                          (468,000)          (94,000)
      Provision for store closure                               (243,000)          (61,000)
      Deferred franchise income and franchisee deposits         (144,000)          187,000
      Deferred rent                                               14,000            31,000
                                                             -----------       -----------
Net cash used in operating activities                           (406,000)         (477,000)
                                                             -----------       -----------
Cash flows from investing activities:
      Principal payments received on notes receivable              7,000                --
      Capital expenditures for property and equipment           (607,000)         (603,000)
      Proceeds from disposal of property and equipment         1,551,000                --
                                                             -----------       -----------
Net cash provided by (used in) investing activities              951,000          (603,000)
                                                             -----------       -----------
Cash flows from financing activities:
      Stock issuance costs                                       (56,000)               --
      Payments on long-term debt                              (1,335,000)         (667,000)
      Payments on capital lease obligations                     (136,000)         (103,000)
                                                             -----------       -----------
Net cash used in financing activities                         (1,527,000)         (770,000)
                                                             -----------       -----------

Net decrease in cash                                            (982,000)       (1,850,000)
Cash at beginning of period                                    3,063,000         2,944,000
                                                             -----------       -----------
Cash at end of period                                        $ 2,081,000       $ 1,094,000
                                                             ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                             $   205,000       $   579,000
                                                             ===========       ===========
        Income taxes                                         $    18,000       $    20,000
                                                             ===========       ===========
Non-cash transactions
   Issuance of notes receivable                              $   515,000       $        --
                                                             ===========       ===========
   Asset purchased under capital lease                       $   225,000       $        --
                                                             ===========       ===========


          See accompanying notes to consolidated financial statements.

                              DIEDRICH COFFEE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 12, 2001
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 27, 2001.

      In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

      Reclassifications

      Certain reclassifications have been made to the December 13, 2000 consolidated financial statements to conform to the December 12, 2001 presentation.

2.    NOTES RECEIVABLE

      In October 2001 the Company sold eight of its coffeehouses in Phoenix, Arizona for $1,382,000 in cash and $515,000 in notes receivable. Under the terms of this sale, the buyers also assumed operation of four additional coffeehouses on a sublease basis, with an option to purchase them in the future at a predetermined price. Another term of the transaction provided the Company the right to continue to use the Coffee Plantation trademarks and trade name on a royalty-free basis for the Company's five remaining Company operated locations. The buyers also executed a seven year exclusive supply agreement which provides, among other things, that the Company will supply roasted coffee to the units noted above (and any other new Coffee Plantation units they may acquire or develop during the term of the agreement), and committing the buyers to purchase certain minimum levels of coffee annually.

      Notes receivable at December 12, 2001 consist of the following:

                                                                 Current Portion   Long-Term Portion
            Notes receivable from a corporation: Notes
            receivable bearing interest at rates from
            0.0% to 10.0%, payable in monthly
            installments varying between $3,333.34 and
            $25,000.00. Due between December 31, 2001
            and October 5, 2006. Notes are secured by the
            assets purchased under the Asset Purchase
            and Sale Agreement.                                    $  243,000          $  265,000
                                                                   ==========          ==========

      All of the net assets relating to these stores were classified as Assets Held for Sale as of June 27, 2001. In addition, Assets Held for Sale includes a parcel of land located in Oregon, which the Company currently has listed for sale.

                                             December 12, 2001     June 27, 2001
                                             -----------------     -------------
            Phoenix assets held for sale        $        --         $1,534,000
            Oregon assets held for sale             160,000            160,000
                                                -----------         ----------
            Total assets held for sale          $   160,000         $1,694,000
                                                ===========         ==========

3.    INVENTORIES

      Inventories consist of the following:

                                             December 12, 2001     June 27, 2001
                                             -----------------     -------------
            Unroasted coffee                    $  999,000          $  717,000
            Roasted coffee                         784,000             733,000
            Accessory and specialty items          360,000             316,000
            Other food, beverage and
              supplies                             926,000           1,077,000
                                                ----------          ----------
                                                $3,069,000          $2,843,000
                                                ==========          ==========

4.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                             December 12, 2001     June 27, 2001
                                             -----------------     -------------
            FLEET NATIONAL BANK
            Note payable bearing interest
            at a rate of 5.08% as of
            December 12, 2001 and payable
            in monthly installments of
            $100,000. Due September 1,
            2002. Note is secured by the
            assets of the Company and its
            subsidiaries' stock.                $4,208,000          $5,543,000
            Less: current installments          (4,208,000)         (1,200,000)
            Less: 50% of proceeds from
              planned asset sales, which
              are reflected as current
              installments                              --            (840,000)
                                                ----------          ----------
            Long-term debt, excluding
              current installments              $       --          $3,503,000
                                                ==========          ==========


      On July 7, 1999, the Company entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of the Company's assets and its subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. The term loan provided for principal repayment based upon a five-year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. The Company has not drawn down any borrowings under the revolving credit facility since it was established, although the credit facility currently backs $177,500 of outstanding Letters of Credit. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At December 12, 2001, the applicable interest rate was 5.08%, which was based on the Eurodollar rate at the time.

      Due to various problems encountered in the year subsequent to the acquisition of Coffee People, Inc., including the closure of 39 Gloria Jean's locations, six of which were company operated, the Company announced on June 29, 2000 that it expected to be in default under its Credit Agreement because of the Company's inability to satisfy certain financial covenants. The Company simultaneously announced that on June 27, 2000, it had entered into a Letter Agreement with Fleet under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment to July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. The Company subsequently made its July 31, 2000 principal payment on the extended due date. On August 17, 2000, the Company entered into an extension of the June 27, 2000 Letter Agreement, which extended through September 30, 2000 the bank's forbearance from exercising any of its default remedies.

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

      Specifically, under the terms of the First Amendment to Credit Agreement, no further principal payments on the term loan were required from August 1, 2000 until January 31, 2001. The Company began making principal payments of $25,000 per month on February 1, 2001, which payment amount increased to $100,000 per month on July 1, 2001. Minimum monthly payments of $100,000 are required until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the Credit Agreement to September 1, 2002. In addition, the Company and the bank identified certain assets that could be sold without interfering with the Company's core business, including two pieces of company owned real property under existing retail locations and a parcel of company owned real property that is presently undeveloped. The Company and the bank also identified certain company-operated coffeehouses outside of the Company's core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from any of the Company's asset or equity sales. In January 2001, two of the aforementioned pieces of real property were sold in a sale-leaseback transaction for $415,000. $208,000 of the proceeds of the transaction was remitted to Fleet. In May 2001, three company-operated coffeehouses in Texas were sold for an aggregate of $1,025,000. $448,500 of the proceeds of the sale was remitted to Fleet. Also in May 2001, the Company sold 2,000,000 shares (post-split) of Company common stock in a private sale. $3,600,000 of the proceeds from the sale was remitted to Fleet. In October 2001, twelve company-operated coffeehouses in Arizona were sold for an aggregate of $1,382,000 in cash and $515,000 in notes receivable. One-half of the cash payment, $596,000, was remitted to Fleet. In December 2001, a parcel of real property and a building were sold in a sale-leaseback transaction for $325,000. $140,000 of the proceeds from this sale was remitted to Fleet. The proceeds from all five sales discussed above were applied solely to the Company's principal note payable balance.

      The First Amendment to Credit Agreement also introduced an additional event of default under the Credit Agreement. The First Amendment specifies that a materially adverse change in the financial condition of the Company or any of its subsidiaries, as determined by the bank in its sole and exclusive discretion, is an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the maximum amount available under the revolving credit facility, a portion of which the Company had previously been unable to access because of the covenant defaults, from $3,000,000 to $1,293,000, and a restriction that the credit facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the Company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement, the bank waived the previous financial covenant defaults and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting the ratios in the financial covenants, the parties agreed to a new covenant under the First Amendment to Credit Agreement that requires the Company to achieve certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above:
$283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September
30, 2001. All such incremental principal repayment obligations due prior to the accelerated maturity date have been met as of December 12, 2001, and were generated primarily from the net proceeds paid to the bank from the above mentioned asset sales and stock issuance.

5.    PROVISION FOR STORE CLOSURE

      The estimated cost associated with closing under-performing stores is accrued in the period in which the store is identified for closure by management under a plan of termination. Such costs primarily include the estimated cost to terminate a lease.

                                                     AMOUNTS
                                    BEGINNING       CHARGED TO         CASH
                                     BALANCE         EXPENSE         PAYMENTS        END BALANCE
                                     -------         -------         --------        -----------
      Year ended June 27, 2001      $1,387,000      $  947,000      $ (962,000)      $1,372,000
      Twenty-four weeks ended
        December 12, 2001           $1,372,000      $  123,000      $ (366,000)      $1,129,000


6.    EARNINGS PER SHARE

      The Company computes basic net income (loss) per share based on the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed based on the weighted average number of common and dilutive potential common shares outstanding during the periods presented. The Company has granted certain stock options and warrants, which have been treated as potential common shares.

      The following table sets forth the computations of basic and diluted net income (loss) per share:

                                             Twelve          Twelve       Twenty-Four     Twenty-Four
                                          Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                          December 12,    December 13,    December 12,    December 13,
                                              2001            2000            2001            2000
                                              ----            ----            ----            ----
      NUMERATOR:
        Net income (loss)                  $1,335,000      $  164,000      $  790,000      $ (949,000)
                                           ==========      ==========      ==========      ==========
      DENOMINATOR:
        Basic weighted average
          common shares outstanding
                                            5,161,000       3,161,000       5,161,000       3,161,000
        Effect of dilutive securities              --              --              --              --
                                           ----------      ----------      ----------      ----------
        Diluted weighted average
          common shares outstanding
                                            5,161,000       3,161,000       5,161,000       3,161,000
                                           ==========      ==========      ==========      ==========
      Basic and diluted income
        (loss) per share                   $      .26      $     0.05      $      .15      $    (0.30)
                                           ==========      ==========      ==========      ==========

      All 490,592 options outstanding and all of the 730,000 warrants to purchase shares of common stock outstanding during the twelve and the twenty-four weeks ended December 12, 2001 were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive. All 680,835 outstanding options and all of the 230,000 warrants to purchase shares of common stock outstanding during the twelve and the twenty-four weeks ended December 13, 2000 were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

7.    SEGMENT AND RELATED INFORMATION

      The Company has three reportable segments: retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The total assets for the "Other" segment consist of corporate cash, corporate property,plant and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, provision for asset impairment and restructuring costs, depreciation and amortization expense and interest expense.

                              RETAIL         WHOLESALE        FRANCHISE
                            OPERATIONS       OPERATIONS       OPERATIONS         OTHER             TOTAL
                            ----------       ----------       ----------         -----             -----
TWELVE WEEKS ENDED
  DECEMBER 12, 2001
Total Revenue              $ 8,751,000      $ 5,471,000      $ 1,770,000      $        --       $15,992,000
Interest expense                14,000               --           13,000          105,000           132,000
Depreciation and
  amortization                 355,000          104,000               --           80,000           539,000
Segment profit (loss)
  before tax                   361,000        1,458,000        1,945,000       (2,412,000)        1,352,000
Total assets as of
  December 12, 2001        $11,203,000      $12,201,000      $ 3,247,000      $ 3,748,000       $30,399,000


                              RETAIL         WHOLESALE        FRANCHISE
                            OPERATIONS       OPERATIONS       OPERATIONS         OTHER             TOTAL
                            ----------       ----------       ----------         -----             -----
TWELVE WEEKS ENDED
  DECEMBER 13, 2000
Revenue                    $11,573,000      $ 6,074,000      $ 1,753,000      $        --       $19,400,000
Interest expense                16,000               --           18,000          323,000           357,000
Depreciation and
  amortization                 586,000          197,000               --          282,000         1,065,000
Segment profit (loss)
  before tax                 1,124,000        1,344,000        1,464,000       (3,751,000)          181,000
Total assets as of
  December 13, 2000        $18,545,000      $14,571,000      $ 3,851,000      $ 2,007,000       $38,974,000


                              RETAIL         WHOLESALE        FRANCHISE
                            OPERATIONS       OPERATIONS       OPERATIONS         OTHER             TOTAL
                            ----------       ----------       ----------         -----             -----
TWENTY-FOUR WEEKS
  ENDED DECEMBER
  12, 2001
Total Revenue              $18,361,000      $ 8,773,000      $ 2,999,000      $        --       $30,133,000
Interest expense                30,000               --           32,000          242,000           304,000
Depreciation and
  amortization                 710,000          340,000               --          160,000         1,210,000
Segment profit (loss)
  before tax                   744,000        1,812,000        3,011,000       (4,760,000)          807,000

                              RETAIL         WHOLESALE        FRANCHISE
                            OPERATIONS       OPERATIONS       OPERATIONS         OTHER             TOTAL
                            ----------       ----------       ----------         -----             -----
TWENTY-FOUR WEEKS
  ENDED DECEMBER
  13, 2000
Revenue                    $22,239,000      $10,803,000      $ 3,230,000      $        --       $36,272,000
Interest expense                34,000               --           44,000          637,000           715,000
Depreciation and
  amortization               1,192,000          371,000               --          541,000         2,104,000
Segment profit (loss)
  before tax                 1,445,000        2,221,000        2,654,000       (7,249,000)         (929,000)


8.    INTANGIBLE ASSETS

      Effective June 28, 2001, the Company adopted Statements of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively, which require that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The Company has completed a transitional test for goodwill impairment, and has determined that no goodwill impairment was indicated as of June 28, 2001. The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the periods indicated:

                                                      TWELVE        TWENTY-FOUR
                                                   WEEKS ENDED      WEEKS ENDED
                                                   DECEMBER 13,     DECEMBER 13,
                                                       2000             2000
                                                       ----             ----
      Reported net income (loss)                   $   164,000      $  (949,000)
      Add back: goodwill amortization                  197,000          370,000
                                                   -----------      -----------
      Adjusted net income (loss)                   $   361,000      $  (579,000)
                                                   ===========      ===========

      Per share information:
      Basic and Diluted:
         Reported net income (loss)                $      0.05      $     (0.30)
         Goodwill amortization                            0.06             0.12
                                                   -----------      -----------
         Adjusted net income (loss)                $      0.11      $     (0.18)
                                                   ===========      ===========


      SFAS Nos. 141 and 142 also require that we disclose the following information related to our intangible assets still subject to amortization and our goodwill. The following table details the balances of our amortizable intangible assets as of December 12, 2001:

                                           GROSS                          NET
                                         CARRYING      ACCUMULATED     CARRYING
                                          AMOUNT       AMORTIZATION     AMOUNT
                                          ------       ------------     ------
      Leasehold interests                $   3,000      $   2,000      $   1,000
      Leasehold rights                   $  23,000      $  20,000      $   3,000
      Trademarks                         $  32,000      $   5,000      $  27,000


      The weighted average amortization period for the intangible assets is approximately 25 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

                              FISCAL YEAR:
                              2002                           $  3,000
                              2003                           $  3,000
                              2004                           $  1,000
                              2005                           $  1,000
                              2006                           $  1,000


      Changes in the carrying amount of goodwill for the twenty-four weeks ended December 12, 2001 are summarized as follows:

           Balance as of June 27, 2001                   $ 12,250,000
           Goodwill acquired                                       --
           Impairment losses                                       --
                                                         ------------
           Balance as of December 12, 2001               $ 12,250,000
                                                         ============


9.    SUBSEQUENT EVENT

      Consistent with the Company's ongoing efforts to reduce overhead and allocate resources to address its current business strategy, which includes a reduction in the number of company operated retail locations, the Company restructured certain administrative support functions and eliminated a number of such positions in January 2002. An aggregate of 15 positions have been eliminated during the current fiscal year. The Company expects to incur a third quarter charge of approximately $0.3 to $0.4 million as a result of these actions.

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

GENERAL.

      Diedrich Coffee, Inc. is a specialty coffee roaster, retailer and wholesaler. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis in the Office Coffee Service market and to other wholesale customers, including restaurant chains and other retailers, through a network of distributors. We continue to implement our current business strategy of minimizing our overhead and capital expenditures, while leveraging our capability to roast and sell specialty grade coffee to our franchise retail coffee outlets and our traditional wholesale channels. Our brands include Diedrich Coffee, Gloria Jean's Coffees and Coffee People. We also operate a limited number of coffeehouses and kiosks under the Coffee Plantation brand name. As of December 12, 2001, Diedrich Coffee owned and operated 74 retail locations and franchised 306 other retail locations underthese brands, for a total of 380 retail coffee outlets. Our retail units are located in 37 states and 11 foreign countries. We also have approximately 375 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

      Retail Outlets

      Our retail outlet distribution channel can be divided into two sub-channels, each with its own business model distinguished by differences in revenue, cost structure, overhead and capital requirements. These two retail sub-channels are company operated retail outlets and franchised retail outlets. We view retail outlets as a single distribution channel, despite the differences noted above, primarily because our retail customers do not make any distinction between company and franchise operated locations. The critical success factors -- quality of product, service and atmosphere -- are, therefore, the same for each type of retail location whether company operated or franchised. The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us as both an operator and franchiser of retail outlets. Furthermore, the potential contribution of any given outlet, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

      Our largest brand is Gloria Jean's, and over 94% of our Gloria Jean's retail units are franchised. Our Diedrich Coffee brand has a higher concentration of company-operated units, with 70% of retail locations operated by us. Retail coffee outlets operated under the Coffee People and Coffee Plantation brands are 100% company operated at this time. A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for the twenty-four weeks ended December 12, 2001, is set forth below:

                                                                       NET TRANSFERS
                               UNITS AT                                 BETWEEN THE      UNITS AT
                               JUNE 27,                                 COMPANY AND    DECEMBER 12,
                                 2001     ACQUIRED   OPENED   CLOSED     FRANCHISE         2001
                                 ----     --------   ------   ------     ---------         ----
GLORIA JEAN'S BRAND
   Company Operated                19         --        --      (1)           --             18
   Franchise - Domestic           177         --         1      (5)           --            173
   Franchise - International       95         --        28      (1)           --            122
                                 ----       ----      ----     ----         ----           ----
   Subtotal Gloria Jean's         291         --        29      (7)           --            313
                                 ----       ----      ----     ----         ----           ----
DIEDRICH COFFEE BRAND
   Company Operated                26         --                --            --             26
   Franchise - Domestic            14         --         1      (4)           --             11
                                 ----       ----      ----     ----         ----           ----
   Subtotal Diedrich               40         --         1      (4)           --             37
                                 ----       ----      ----     ----         ----           ----
OTHER BRANDS
   Company Operated                42         --         1     (13)           --             30
                                 ----       ----      ----     ----         ----           ----
TOTAL                             373         --        31     (24)           --            380
                                 ====       ====      ====     ====         ====           ====


      Wholesale Distribution

      We presently have approximately 375 wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean's brands. Our current wholesale accounts are in the Office Coffee Supply market, chain restaurants, independent restaurants, other hospitality industry enterprises and specialty retailers. Additionally, our franchise agreements require both Diedrich Coffee and Gloria Jean's franchisees to purchase substantially all of their coffee from us.

      Seasonality and Quarterly Results

      Historically, we have experienced variations in sales from quarter-to-quarter due to the peak November-December holiday season, as well as from a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

RESULTS OF OPERATIONS.

TWELVE WEEKS ENDED DECEMBER 12, 2001 COMPARED WITH THE TWELVE WEEKS ENDED DECEMBER 13, 2000

      TOTAL REVENUE. Total revenue for the twelve weeks ended December 12, 2001 decreased by $3,408,000, or 17.6%, to $15,992,000 from $19,400,000 for the twelve weeks ended December 13, 2000. This decrease was attributable to a decrease in retail sales and wholesale sales. Each component is discussed below. It should be noted that, due to the holidays, the Company traditionally records more revenue in the second fiscal quarter than the other quarters in the fiscal year. Therefore, total revenue for the twelve weeks ended December 12, 2001 should not viewed as indicative of the anticipated revenues for the third and fourth quarters of the current fiscal year.

      Retail sales for the twelve weeks ended December 12, 2001 decreased by $2,822,000, or 24.4%, to $8,751,000 from $11,573,000 for the prior year period.
This decrease represented the combined impact of two factors. First, the number of company store operating weeks decreased in the current year period versus the earlier period. This resulted primarily from the closure of nine unprofitable company locations since the prior year period, six of which were Diedrich Coffee carts and three of which were Gloria Jean's mall stores, combined with the sale of three company operated Diedrich coffeehouses to a franchisee, and the sale of twelve company operated Coffee Plantation coffeehouses. The net impact of the reduction in retail sales from the closures noted above, slightly offset by increases in the number of operating weeks from certain other company stores, was a $2,080,000 decrease in retail sales versus the prior year. The balance of the $2,822,000 decrease resulted from a 5.8% decrease in comparable store sales for company operated units during the twelve weeks ended December 12, 2001 as compared to the prior year period.

           Wholesale revenue decreased $603,000, or 9.9%, to $5,471,000 for the twelve weeks ended December 12, 2001 from $6,074,000 for the prior year period. This decrease was the net impact of the five factors listed below in declining order of magnitude:

      -     a decrease in coffee bean sales to our franchisees

      - a favorable quarterly match up in the timing of holiday gift basket sales to Gloria Jean's franchisees versus the prior year

      - the decision to stop distributing most non-coffee products to our Gloria Jean's franchisees

      - an increase in our Keurig "K-cup" and other sales in the Office Coffee Service market

      - a decrease in coffee sales to independent and chain restaurants and specialty retailers

      Coffee bean sales to franchisees. Sales of roasted coffee to our franchisees decreased $929,000 for the twelve week period ended December 12, 2001 primarily for two reasons. First, there were fewer domestic franchise store operating weeks in the current year period due primarily to the net closure of 19 domestic franchise operated Gloria Jean's stores since the year ago period. Second, Gloria Jean's system comparable store sales decreased 7.1% versus the prior year period, thus reducing coffee bean usage.

      Holiday gift basket sales. Holiday gift basket sales to Gloria Jean's franchisees increased $790,000 for the twelve weeks ended December 12, 2001 versus the prior year period due to the timing of the fiscal quarter end. In fiscal 2001, the majority of holiday sales were recorded in the first quarter, but in fiscal 2002 the majority of the sales were recorded in the second quarter of the fiscal year.

      Sale of non-coffee products to Gloria Jean's franchisees. Sales of non-coffee products decreased by $432,000 for the twelve weeks ended December 12, 2001, a 76.6% decrease versus the prior year period. These products include paper cups, napkins, sweetener packets, coffee stirrers, and coffee related merchandise such as ceramic mugs and novelties sold in our Gloria Jean's mall-based coffee stores. We began eliminating most of these lower margin or lower turnover products during fiscal 2001 in order to increase our focus on our core coffee operations. Franchisees now purchase these items directly from outside distributors.

      Keurig "K-cup" and other Office Coffee Service sales. Keurig "K-cup" and other Office Coffee Service sales increased by $361,000 to $1,744,000 for the twelve weeks ended December 12, 2001, a 26.1% increase over the prior year period, as we continued to focus on growth in this segment.

      Coffee sales to independent and chain restaurants and specialty retailers. Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased $393,000 for the twelve week period ended December 12, 2001 versus the same time period a year ago primarily due to the loss of two chain restaurant accounts since the year ago period.

      Franchise revenue increased slightly by $17,000 to $1,770,000 for the twelve weeks ended December 12, 2001, a 1.0% increase from the prior year period. Franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, royalties received on sales at franchised locations and other franchise income including coordination fees received from product suppliers.

      COST OF SALES AND RELATED OCCUPANCY COSTS. Cost of sales and related occupancy costs for the twelve weeks ended December 12, 2001 decreased 15.8% to $8,118,000 from $9,642,000 for the prior year period. On a margin basis, cost of sales and related occupancy costs increased to 50.8% of total revenue for the twelve weeks ended December 12, 2001 from 49.7% of total revenue for the twelve weeks ended December 13, 2000. This represents a 1.1 unfavorable margin basis point change for the twelve weeks ended December 12, 2001 as compared with the prior period. Approximately 0.7 margin basis points of this negative basis point change pertained to cost of sales, and 0.4 margin basis points pertained to occupancy costs. The cost of sales component of the margin basis point change is primarily due to inefficiencies caused by lower coffee roasting production versus the prior year period for the reasons noted above. The occupancy cost component of the margin basis point change resulted from scheduled rent increases based on the Consumer Price Index in certain of our company coffeehouses versus the prior year, which also experienced lower comparable store sales for the quarter. This more than offset the improvement resulting from the sale and closure of certain under-performing units with high occupancy costs as a percentage of sales, as discussed in the explanation of the change in retail sales above.

      OPERATING EXPENSES. Operating expenses for the twelve weeks ended December 12, 2001 decreased 27.5% to $3,630,000 from $5,008,000 for the prior year period, primarily due to a decrease in the number of company store operating weeks, resulting from the closure of nine locations and the sale of fifteen locations since the prior year period as noted above. On a margin basis, operating expenses decreased to 22.7% of total revenue during the twelve-week period from 25.8% for the year ago quarter. This favorable 3.1 margin basis point change for the twelve weeks ended December 12, 2001 as compared with the twelve weeks ended December 13, 2000 resulted from a reduction in wholesale and franchise bad debt expense this period as compared with the prior year, primarily due to a significant improvement in our accounts receivable collection efforts, including a number of new collection policy initiatives implemented since the prior year period.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $526,000 to $539,000 for the twelve weeks ended December 12, 2001 from $1,065,000 for the prior year period. $197,000 of this decrease is due to our adoption of the FASB's Statement No. 142 as of the beginning of the current fiscal year. As required under Statement No. 142, we have completed a transitional goodwill impairment test, determined that there is no indication of goodwill impairment as of the date of adoption, and discontinued periodic amortization of goodwill. In addition, depreciation decreased due to the closure of nine locations and the sale of fifteen locations, as discussed above.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $808,000, or 25.9%, to $2,312,000 for the twelve weeks ended December 12, 2001 from $3,120,000 for the prior year period. On a margin basis, general and administrative expenses decreased to 14.5% of total revenue for the twelve weeks ended December 12, 2001 from 16.1% of total revenue for the twelve weeks ended December 13, 2000. The 1.6 margin basis improvement for the twelve weeks ended December 12, 2001 primarily resulted from our implementation of a restructuring plan specifically intended to reduce overhead, which began shortly after the end of the second fiscal quarter last year. Under this restructuring plan, we consolidated our previously separate support centers for Diedrich Coffee and Gloria Jean's, closed our retail division field offices in Portland, Oregon and Phoenix, Arizona, and eliminated 31 support center positions in California.

      INTEREST EXPENSE. Interest expense decreased by $225,000 to $132,000 for the twelve weeks ended December 12, 2001 from $357,000 for the twelve weeks ended December 13, 2000. This decrease is primarily due to the reduction in our note payable from $10,000,000 at December 13, 2000 to $4,208,000 at December 12, 2001, and to a lesser degree to a reduction in our interest rate.

TWENTY-FOUR WEEKS ENDED DECEMBER 12, 2001 COMPARED WITH THE TWENTY-FOUR WEEKS ENDED DECEMBER 13, 2000

      TOTAL REVENUE. Total revenue for the twenty-four weeks ended December 12, 2001 decreased by $6,139,000, or 16.9%, to $30,133,000 from $36,272,000 for the twenty-four weeks ended December 13, 2000. This decrease was attributable to decreases in retail sales, wholesale sales, and franchise revenue. Each component is discussed below.

      Retail sales for the twenty-four weeks ended December 12, 2001 decreased by $3,878,000, or 17.4%, to $18,361,000 from $22,239,000 for the prior year period. This decrease represented the combined impact of two factors. First, the number of company store operating weeks decreased in the current year versus the earlier period. This primarily resulted from the closure of nine unprofitable company locations since the prior year period, six of which were Diedrich Coffee carts and three of which were Gloria Jean's mall stores, combined with the sale of three company operated Diedrich coffeehouses to a franchisee, and the sale of twelve company operated Coffee Plantation coffeehouses. The net impact of the reduction in retail sales from the closures noted above, slightly offset by increases in the number of operating weeks from certain other company stores, was a $2,813,000 decrease in retail sales versus the prior year. The balance of the $3,878,000 decrease resulted from a 5.9% decrease in comparable store sales for company operated units during the twenty-four weeks ended December 12, 2001 as compared to the prior year period.

      Wholesale revenue for the twenty-four weeks ended December 12, 2001 decreased by $2,030,000, or 18.8%, to $8,773,000 from $10,803,000 for the prior year period. This decrease was the net impact of the five factors listed below, in declining order of magnitude:

      - the decision to stop distributing most non-coffee products to our Gloria Jean's franchisees

      -     a decrease in coffee bean sales to our franchisees

      - an increase in our Keurig "K-cup" and other sales in the Office Coffee Service market

      - a decrease in coffee sales to independent and chain restaurants and specialty retailers

      - a net increase in total holiday gift basket sales to Gloria Jean's franchisees versus the prior year holiday season

      Sale of non-coffee products to Gloria Jean's franchisees. Sales of non-coffee products decreased by $1,300,000 for the twenty-four weeks ended December 12, 2001, an 88.6% decrease versus the prior year period. This decrease was due the fact that we eliminated the sale of these lower margin or lower turnover products since the prior year period as mentioned above.

      Coffee bean sales to franchisees. Sales of roasted coffee to our franchisees decreased $1,161,000, for the twenty-four week period ended December 12, 2001 for two reasons. First, there were fewer domestic franchise store operating weeks in the current year period due primarily to the net closure of 19 domestic franchise operated Gloria Jean's stores since the year ago period. Second, Gloria Jean's system comparable store sales decreased 5.4% versus the prior year period, thus reducing coffee bean usage.

      Keurig "K-cup" and other Office Coffee Service sales. Keurig "K-cup" and other Office Coffee Service sales increased by $945,000 to $2,988,000 for the twenty-four weeks ended December 12, 2001, a 46.3% increase over the prior year period, which was our first period that included K-cup sales.

      Coffee sales to independent and chain restaurants and specialty retailers. Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased $793,000 for the twenty-four week period ended December 12, 2001 versus the same time period a year ago primarily due to the loss of two chain restaurant accounts since the year ago period.

      Holiday gift basket sales. Holiday gift basket sales increased $279,000, or 45.6%, for the twenty-four weeks ended December 12, 2001 versus the prior year period due to a change in the gift basket program. During the prior year, we sold only the roasted coffee component of the holiday gift baskets to a distributor, who purchased the remaining components of the gift baskets and sold the finished product to our franchisees. During the current year we purchased all non-coffee components, and sold the finished gift baskets directly to our franchisees.

      Franchise revenue decreased $231,000 to $2,999,000 for the twenty-four weeks ended December 12, 2001, a 7.2% decrease from the prior year period, which was the net impact of three factors. Initial franchise fees and franchise renewal fees decreased $194,000 for the twenty-four weeks ended December 12, 2001 versus the prior year, as a result of fewer franchise agreements signed. Supplier coordination fees increased $91,000 for the twenty-four weeks ended December 12, 2001 over the prior year period due primarily to the timing of such payments. Franchise royalties decreased by $129,000 for the twenty-four weeks ended December 12, 2001 versus the prior year period, due to the closure of 19 domestic franchise stores noted above, as well as a comparable store sales decrease in our franchised units.

      COST OF SALES AND RELATED OCCUPANCY COSTS. Cost of sales and related occupancy costs for the twenty-four weeks ended December 12, 2001 decreased 17.3% to $15,108,000 from $18,261,000 for the prior year period. On a margin basis, cost of sales and related occupancy costs decreased to 50.1% of total revenue for the twenty-four weeks ended December 12, 2001 from 50.3% of total revenue for the twenty-four weeks ended December 13, 2000. This represents a 0.2 margin basis point improvement for the twenty-four weeks ended December 12, 2001 as compared with the prior year period, which is the net impact of an approximately 0.7 margin basis point decrease in cost of sales, and a partially offsetting 0.5 margin point increase in occupancy costs. The cost of sales improvement resulted from the favorable margin impact of discontinuing the sale of lower margin non-coffee products and the closure of several unprofitable company operated locations since the prior year period as noted above. The occupancy cost component of the margin basis point change resulted from scheduled rent increases based on the Consumer Price Index in certain of our company coffeehouses versus the prior year, which also experienced lower comparable store sales during the current year. This more than offset the improvement resulting from the sale and closure of certain under-performing units with high occupancy costs as a percentage of sales, as discussed in the explanation of the change in retail sales above.

      OPERATING EXPENSES. Operating expenses for the twenty-four weeks ended December 12, 2001 decreased 16.5% to $8,389,000 from $10,049,000 for the prior year period, primarily due to a decrease in the number of company store operating weeks combined with the closure of nine locations and the sale of fifteen locations as noted above. On a margin basis, operating expenses increased to 27.8% of total revenue during the twenty-four week period from 27.7% for the year ago period. The unfavorable 0.1 margin basis point change for the twenty-four weeks ended December 12, 2001 as compared with the prior year resulted from several factors. Operating costs for company retail units, most notably labor, increased on average relative to the retail sales from those locations because of a $0.50 per hour increase in the federal minimum wage since the year ago quarter. Also, comparable company store sales decreased by 5.9% versus the prior year period. Labor, utilities and other operating expenses in a retail unit are semi-fixed, and therefore represent a higher percentage of revenue when retail sales in existing locations decline. These increases in operating expenses as a percentage of revenue were largely offset by a reduction in wholesale and franchise bad debt expense, which improved significantly as a result of a number of new collection policy initiatives implemented since the prior year period.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $894,000 to $1,210,000 for the twenty-four weeks ended December 12, 2001 from $2,104,000 for the prior year period. $370,000 of this decrease is due to our adoption of the FASB's Statement No. 142 as of the beginning of the current fiscal year. Depreciation and amortization also decreased due to the closure of nine locations and the sale of fifteen locations discussed above.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $1,641,000, or 27.1%, to $4,416,000 for the twenty-four weeks ended December 12, 2001 from $6,057,000 for the prior year period. On a margin basis, general and administrative expenses represent 14.7% of total revenue for the twenty-four weeks ended December 12, 2001, down from 16.7% of total revenue for the twenty-four weeks ended December 13, 2000. The 2.0 margin basis point improvement for the twenty-four weeks ended December 12, 2001 is primarily due to the overhead reductions previously discussed for the twelve weeks ended December 12, 2001.

      INTEREST EXPENSE. Interest expense decreased by $411,000, to $304,000, for the twenty-four weeks ended December 12, 2001 from $715,000 for the twenty-four weeks ended December 13, 2000 for the same reasons as discussed above for the twelve weeks ended December 12, 2001.

LIQUIDITY AND CAPITAL RESOURCES.

      We had a working capital deficit of $2,972,000 as of December 12, 2001 compared to working capital deficit of $820,000 as of June 27, 2001. Cash used in operating activities for the twenty-four weeks ended December 12, 2001 totaled $406,000 as compared to $477,000 for the twenty-four weeks ended December 13, 2000. This decrease in cash used is the net result of many factors more fully detailed in the unaudited consolidated statement of cash flows in the accompanying financial statements, including significantly higher net income and improved accounts receivable collections.

      Net cash provided by investing activities for the twenty-four weeks ended December 12, 2001 totaled $951,000, as compared to the $603,000 in net cash used in investing activities for the twenty-four weeks ended December 13, 2000. During the twenty-four weeks ended December 12, 2001, we received $1,551,000 in proceeds from the sale of assets, including $1,203,000 for the sale of twelve company operated locations in Arizona, and $307,000 for the sale of land and a building in Oregon. We also received $7,000 in principal payments on notes receivable that were issued by the buyer of the twelve locations in Arizona. These proceeds and notes receivable payments were partially offset by $607,000 in property and equipment expenditures. For the twenty-four weeks ended December 13, 2000, the net cash used in investing activities was used for property and equipment expenditures.

      Net cash used in financing activities for the twenty-four weeks ended December 12, 2001 totaled $1,527,000, as compared to the $770,000 net cash used in financing activities for the twenty-four weeks ended December 13, 2000. For both periods the net cash used in financing activities consisted of repayment of long-term debt and capital leases. During the twenty-four weeks ended December 12, 2001, net cash used in financing activities also included $56,000 in payments related to transaction costs associated with our issuance of common stock during our fiscal year ended June 27, 2001.

      On July 7, 1999, we entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by pledges of all of our assets and our subsidiaries' stock and which provided for a $12 million term loan and a $3 million revolving credit facility. We have not drawn down any borrowings under the revolving credit facility since it was established, although the credit facility currently backs $177,500 of outstanding Letters of Credit. Amounts outstanding under the Credit Agreement bear interest, at our option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At December 12, 2001, the applicable interest rate was 5.08%, which was based on the Eurodollar rate at the time.

      On September 26, 2000, we entered into the First Amendment to Credit Agreement with Fleet to amend certain terms of the original Credit Agreement. Under the terms of the First Amendment to Credit Agreement, we began making principal payments of $25,000 per month on February 1, 2001, which payment amount increased to $100,000 per month on July 1, 2001. Minimum monthly payments of $100,000 are required until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the

Credit Agreement to September 1, 2002. In addition, we and the bank identified certain assets that could be sold without interfering with our core business, including two pieces of company owned real property under existing company retail locations and a parcel of company owned real property that is presently undeveloped. We and the bank also identified certain company-operated coffeehouses outside of our core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank receives 50% of the net proceeds from any of our asset or equity sales. In January 2001, two of the aforementioned pieces of real property were sold in a sale-leaseback transaction for $415,000. $208,000 of the proceeds from the transaction was remitted to Fleet. In May 2001, three company-operated coffeehouses in Texas were sold for an aggregate of $1,025,000. $448,500 of the proceeds from the sale was remitted to Fleet. Also in May 2001, we sold 2,000,000 shares (post-split) of our common stock in a private sale. $3,600,000 of the proceeds from the sale was remitted to Fleet. In October 2001, twelve company-operated coffeehouses in Arizona were sold for an aggregate of $1,382,000 in cash and $515,000 in notes receivable. One-half of the cash payment, $596,000, was remitted to Fleet. In December 2001, a parcel of real property and a building were sold for $325,000. $140,000 of the proceeds from this sale was remitted to Fleet. The proceeds from all five sales discussed above were applied solely to our principal note payable balance.

      The First Amendment to Credit Agreement also introduced an additional event of default under the Credit Agreement. The First Amendment specifies that a materially adverse change in our financial condition or any of our subsidiaries, as determined by the bank in its sole and exclusive discretion, is an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the maximum amount available under the revolving credit facility, a portion of which we had previously been unable to access because of the covenant defaults, from $3,000,000 to $1,293,000, and a restriction that the credit facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves our ability to obtain third party financing for capital projects and maintenance capital, and increases our flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement, the bank waived the previous financial covenant defaults and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by us. In addition to resetting the ratios in the financial covenants, we agreed to a new covenant under the First Amendment to Credit Agreement that required us to achieve certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001. All such incremental principal repayment obligations have been met as of December 12, 2001 and were generated primarily from the net proceeds paid to the bank from the above mentioned asset sales and stock issuance.

      We believe that cash from operations, debt refinancing and/or asset sales will be sufficient to satisfy our working capital needs at the anticipated operating levels, including our obligations under our Credit Agreement, as amended, for the next twelve months.

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

      In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there is an indication that our unamortized goodwill at June 28, 2001 of $12,250,000 was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

      As of the date of adoption, we had unamortized goodwill in the amount of $12,250,000 all of which is subject to the transition provisions of Statement Nos. 141 and 142. The impact in fiscal year 2002 of adopting Statement No. 142 will be to eliminate the amortization of goodwill. Such goodwill amortization totaled $803,000 in the fiscal year 2001.

      The Company performed an assessment for goodwill impairment in accordance with Statement 142 in the second quarter of fiscal 2002. Discounted cash flow models were used for determining reporting unit valuations. The result of the test showed that the fair value of the Company's reporting units exceeded the carrying values and, therefore, there was no indication of goodwill impairment. The Company will perform step two of the impairment test no later than the end of fiscal 2002.

      The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and is effective for fiscal years beginning after December 15, 2001. This Statement will be effective for our fiscal year 2003. We have not assessed whether the application of these standards will have a material effect on our financial position, results of operation or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK SENSITIVE ITEMS ENTERED INTO FOR TRADING PURPOSES

      None.

MARKET RISK SENSITIVE ITEMS ENTERED INTO FOR OTHER THAN TRADING PURPOSES

      Interest Rate Risk

      We are exposed to market risk from changes in interest rates on our outstanding bank debt. At December 12, 2001, we had $4,208,000 in bank debt that was tied to changes in short term interest rates. At the end of our second fiscal quarter of fiscal 2002, the interest rate was the "adjusted Eurodollar rate" plus 3%, or 5.8%. The rate can be fixed over periods ranging from one to six months, at our discretion. At December 12, 2001, a hypothetical 100 basis point increase in the adjusted Eurodollar rate would result in additional interest expense of $42,000 on an annualized basis.

      Commodity Price Risk

      Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by multiple factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At December 12, 2001, we had commitments to purchase coffee through fiscal year 2005, totaling $5,980,000 for 4,480,000 pounds of green coffee, all of which were fixed as to price. The coffee scheduled to be delivered to us in this fiscal year pursuant to these commitments will satisfy approximately 75% of our anticipated green coffee requirements for this fiscal year. Assuming we require approximately 1,600,000 additional pounds of green coffee during 2002 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee would likely result in $16,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the twenty-four week period ending December 12, 2001, we were not a party to any material legal proceedings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits.

      Set forth below is a list of the exhibits included as part of this quarterly report.

EXHIBIT NO.                                DESCRIPTION
- -----------                                -----------
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

EXHIBIT NO.                                DESCRIPTION
- -----------                                -----------
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

   10.5           Employment Agreement by and between the Company and Timothy J.
                  Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997 (5)

   10.6 Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)

   10.7           Form of Common Stock and Option Purchase Agreement with
                  Franchise Mortgage Acceptance Company dated as of April 3,
                  1998 (7)

   10.8           Employment Agreement with Catherine Saar dated June 11, 1998
                  (8)

   10.9           Form of Franchise Agreement (9)

   10.10          Form of Area Development Agreement (9)

   10.11          Employment Agreement with Martin R. Diedrich dated June 29,
                  2001 (10)

   10.12 Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (11)

   10.13 Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (11)

   10.14          Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries
                  (11)

   10.15          Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries
                  (11)

   10.16          Form of Term Note made in favor of BankBoston, N.A. (11)

EXHIBIT NO.                                DESCRIPTION
- -----------                                -----------
   10.17          Form of Revolving Note made in favor of BankBoston, N.A. (11)

   10.18          Employment Agreement with Matt McGuinness dated effective
                  March 13, 2000 (12)

   10.19          First Amendment to Credit Agreement dated as of September 26,
                  2000 (12)

   10.20          Second Amendment to Credit Agreement dated as of February 26,
                  2001 (13)

   10.21          Letter Agreement re: employment with J. Michael Jenkins dated
                  September 22, 2000 (12)

   10.22          Letter Agreement re: employment with Carl Mount dated October
                  29, 1999 (14)

   10.23          Letter Agreement re: employment with Edward A. Apffel dated
                  May 25, 2000 (14)

   10.24          Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option
                  Plan (15)

   10.25          Stock Option Plan and Agreement with J. Michael Jenkins, dated
                  September 22, 2000 (16)

   10.26          Diedrich Coffee, Inc. 2000 Equity Incentive Plan (16)

   10.27          Common Stock and Warrant Purchase Agreement by and among
                  Diedrich Coffee, Inc., Westcliff Partners, L.P., Westcliff
                  Foundation, Westcliff Long/Short, L.P., Westcliff Small Cap
                  Fund, L.P., Westcliff Aggressive Growth, L.P., Westcliff
                  Profit Sharing Plan, Westcliff Master Fund, Ltd., Peninsula
                  Capital, L.P., Common Sense Partners, L.P. and Sequoia
                  Enterprises, L.P., dated March 14, 2001 (17)

   21.1           List of Subsidiaries (12)

- ----------

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

(10) Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

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

  (b)  Reports on Form 8-K.

      On December 7, 2001, we filed a Current Report on Form 8-K to report that Randy Powell and Richard Spencer had joined our board of directors. We also reported that Mr. Powell would replace Paul Heeschen on our Audit Committee.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: January 28, 2002           DIEDRICH COFFEE, INC.



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