Form 10-Q
period 2002-03-06
DIEDRICH COFFEE INC
filed 2002-04-19
CIK 947661

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 6, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 0-21203

DIEDRICH COFFEE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0086628 (IRS Employer Identification No.)

2144 Michelson Drive
Irvine, California 92612

(Address of Principal Executive Offices, Zip Code)

(949) 260-1600

(Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

     As of April 16, 2002, there were 5,161,271 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	March 6, 2002	June 27, 2001

Current assets:
Cash	$2,525,000	$3,063,000
Accounts receivable, less allowance for doubtful accounts of $1,701,000 at March 6, 2002, and $2,007,000 at June 27, 2001	1,033,000	1,718,000
Current portion of notes receivable (Note 2)	113,000	—
Inventories (Note 3)	2,802,000	2,843,000
Assets held for sale (Note 2)	160,000	1,694,000
Prepaid expenses	602,000	233,000

Total current assets	7,235,000	9,551,000
Property and equipment, net (Note 4)	8,272,000	9,364,000
Costs in excess of net assets acquired, net of amortization of $1,413,000 at March 6, 2002, and $1,423,000 at June 27, 2001 (Note 9)	12,164,000	12,250,000
Notes receivable (Note 2)	257,000	—
Other assets	481,000	726,000

Total assets	$28,409,000	$31,891,000

Liabilities And Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$225,000	$272,000
Current installments of long-term debt (Note 5)	3,894,000	2,040,000
Accounts payable	1,738,000	2,239,000
Accrued compensation	1,458,000	1,954,000
Accrued expenses	747,000	1,141,000
Franchisee deposits	558,000	648,000
Deferred franchise fee income	587,000	704,000
Provision for store closure (Note 6)	756,000	1,372,000

Total current liabilities	9,963,000	10,370,000
Obligations under capital leases, excluding current installments	784,000	716,000
Long-term debt, excluding current installments (Note 5)	—	3,503,000
Deferred rent	584,000	689,000

Total liabilities	11,331,000	15,278,000

Stockholders’ Equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at March 6, 2002 and June 27, 2001	52,000	52,000
Additional paid-in capital	57,972,000	58,106,000
Accumulated deficit	(40,946,000)	(41,545,000)

Total stockholders’ equity	17,078,000	16,613,000
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$28,409,000	$31,891,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twelve Weeks	Twelve Weeks	Thirty-Six Weeks	Thirty-Six Weeks
	Ended March 6, 2002	Ended March 7, 2001	Ended March 6, 2002	Ended March 7, 2001

Net Revenue:
Retail sales	$8,610,000	$11,205,000	$26,971,000	$33,444,000
Wholesale and other	2,749,000	3,037,000	11,521,000	13,840,000
Franchise revenue	1,701,000	1,596,000	4,700,000	4,826,000

Total	13,060,000	15,838,000	43,192,000	52,110,000

Cost and Expenses:
Cost of sales and related occupancy costs	6,324,000	7,729,000	21,432,000	25,956,000
Operating expenses	3,950,000	4,444,000	12,338,000	14,394,000
Depreciation and amortization	522,000	1,081,000	1,733,000	3,186,000
General and administrative expenses	1,995,000	1,941,000	6,411,000	8,130,000
Provision for asset impairment and restructuring reserve	367,000	780,000	389,000	780,000
(Gain)/Loss on asset disposals	(21,000)	168,000	(118,000)	200,000

Total	13,137,000	16,143,000	42,185,000	52,646,000

Operating income (loss)	(77,000)	(305,000)	1,007,000	(536,000)
Interest expense	(128,000)	(317,000)	(433,000)	(1,032,000)
Interest and other income, net	15,000	6,000	41,000	24,000

Income (loss) before income tax provision	(190,000)	(616,000)	615,000	(1,544,000)
Income tax provision	—	16,000	16,000	37,000

Net income (loss)	$(190,000)	$(632,000)	$599,000	$(1,581,000)

Net income (loss) per share — basic and diluted	$(0.04)	$(0.20)	$0.12	$(0.50)

Weighted average shares outstanding — basic and diluted	5,161,000	3,161,000	5,161,000	3,161,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-Six Weeks	Thirty-Six Weeks
	Ended	Ended
	March 6, 2001	March 7, 2000

Cash flows from operating activities:
Net income (loss)	$599,000	$(1,581,000)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,733,000	3,186,000
Amortization of loan fees	129,000	194,000
Provision for bad debt	(306,000)	478,000
Provision for asset impairment	—	317,000
Provision for store closure	42,000	165,000
(Gain)/loss on disposal of assets	(118,000)	200,000
Changes in operating assets and liabilities:
Accounts receivable	991,000	(779,000)
Inventories	(118,000)	1,200,000
Prepaid expenses	(369,000)	(407,000)
Income taxes receivable	—	16,000
Other assets	47,000	(323,000)
Accounts payable	(501,000)	(3,433,000)
Accrued compensation	(496,000)	27,000
Accrued expenses	(394,000)	6,000
Provision for store closure	(658,000)	(139,000)
Deferred franchise income and franchisee deposits	(224,000)	144,000
Deferred rent	18,000	59,000

Net cash provided by (used in) operating activities	375,000	(670,000)

Cash flows from investing activities:
Principal payments received on notes receivable	145,000	—
Capital expenditures for property and equipment	(716,000)	(970,000)
Proceeds from disposal of property and equipment	1,645,000	718,000

Net cash provided by (used in) investing activities	1,074,000	(252,000)

Cash flows from financing activities:
Stock issuance costs	(134,000)	—
Payments on long-term debt	(1,649,000)	(925,000)
Payments on capital lease obligations	(204,000)	(203,000)

Net cash used in financing activities	(1,987,000)	(1,128,000)

Net decrease in cash	(538,000)	(2,050,000)
Cash at beginning of period	3,063,000	2,943,000

Cash at end of period	$2,525,000	$893,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$298,000	$907,000

Income taxes	$18,000	$20,000

Non-cash transactions:
Issuance of notes receivable	$515,000	$—

Asset purchased under capital lease	$225,000	$180,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 6, 2002
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2001.

     In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

     Reclassifications

     Certain reclassifications have been made to the March 7, 2001 consolidated financial statements to conform to the March 6, 2002 presentation.

2. NOTES RECEIVABLE

     In October 2001, the Company sold eight of its coffeehouses in Phoenix, Arizona for $1,382,000 in cash and $515,000 in notes receivable. Under the terms of this sale, the buyers also assumed operation of four additional coffeehouses on a sublease basis, with an option to purchase them in the future at a predetermined price. Another term of the transaction provided the Company the right to continue to use the Coffee Plantation trademarks and trade name on a royalty-free basis for the Company’s five remaining company-operated locations. The buyers also executed a seven year exclusive coffee supply agreement which provides, among other things, that the Company will supply roasted coffee to the units noted above (and any other new Coffee Plantation units that the buyers may acquire or develop during the term of the agreement). Under the coffee supply agreement, the buyers are required to purchase certain minimum levels of coffee annually.

     Notes receivable at March 6, 2002 consist of the following:

	Current Portion	Long-Term Portion

Notes receivable from a corporation:
Notes receivable bearing interest at rates from 0.0% to 10.0%, payable in monthly installments varying between $3,333.34 and $25,000.00. Due between October 3, 2005 and October 5, 2006 Notes are secured by the assets purchased under the Asset Purchase and Sale Agreements	$113,000	$257,000

     All of the net assets relating to these stores were classified as Assets Held for Sale as of June 27, 2001. In addition, Assets Held for Sale includes a parcel of land located in Oregon, which the Company currently has listed for sale.

	March 6, 2002	June 27, 2001

Phoenix assets held for sale	$—	$1,534,000
Oregon assets held for sale	160,000	160,000

Total assets held for sale	$160,000	$1,694,000

3. INVENTORIES

     Inventories consist of the following:

	March 6, 2002	June 27, 2001

Unroasted coffee	$1,074,000	$717,000
Roasted coffee	381,000	733,000
Accessory and specialty items	479,000	316,000
Other food, beverage and supplies	868,000	1,077,000

	$2,802,000	$2,843,000

4. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

	March 6, 2002	June 27, 2001

Land	$—	$190,000
Buildings	316,000	388,000
Leasehold improvements	6,713,000	6,345,000
Equipment	11,982,000	11,544,000
Furniture and fixtures	1,053,000	1,011,000
Construction in progress	154,000	165,000

	20,218,000	19,643,000
Accumulated depreciation and amortization	(11,946,000)	(10,279,000)

	$8,272,000	$9,364,000

     Property held under capitalized leases in the amount of $958,000 and $733,000 at March 6, 2002 and June 27, 2001, respectively, is included in equipment. Accumulated amortization of such equipment amounted to $541,000 at March 6, 2002 and $446,000 at June 27, 2001.

5. LONG-TERM DEBT

     Long-term debt consists of the following:

	March 6, 2002	June 27, 2001

Fleet National Bank
Note payable bearing interest at a rate of 5.55% as of March 6, 2002 and payable in monthly installments of $100,000. Due September 1, 2002. Note is secured by the assets of the Company and its subsidiaries’ stock	$3,894,000	$5,543,000
Less: current installments	(3,894,000)	(1,200,000)
Less: 50% of proceeds from planned asset sales, which are reflected as current installments	—	(840,000)

Long-term debt, excluding current installments	$—	$3,503,000

     On July 7, 1999, the Company entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) which is secured by a pledge of all of the Company’s assets and its subsidiaries’ stock. It initially provided for a $12 million term loan and a $3 million revolving credit facility. The term loan provided for principal repayment based upon a five-year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. The Company has not drawn down any borrowings under the revolving credit facility since it was established, although the credit facility currently backs $177,500 of outstanding Letters of Credit. Amounts outstanding under the Credit Agreement bear interest, at the Company’s option, at Fleet’s base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At March 6, 2002, the applicable interest rate was 5.55%, which was based on the Eurodollar rate at the time. The rate can be fixed over periods ranging from one to six months, at the Company’s discretion.

     Due to various problems encountered in the year subsequent to the acquisition of Coffee People, Inc., including the closure of 39 Gloria Jean’s locations, six of which were company-operated, the Company announced, on June 29, 2000, that it expected to be in default under the Credit Agreement because of its inability to satisfy certain financial covenants. The Company simultaneously announced that it had entered into a Letter Agreement with Fleet under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment to July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. The Company subsequently made its July 31, 2000 principal payment on the extended due date. On August 17, 2000, the Company entered into an extension of the June 27, 2000 Letter Agreement, which extended through September 30, 2000 the bank’s forbearance from exercising any of its default remedies.

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

     Specifically, under the terms of the First Amendment to Credit Agreement, no further principal payments on the term loan were required from August 1, 2000 until January 31, 2001. The Company began making principal payments of $25,000 per month on February 1, 2001, which payment amount increased to $100,000 per month on

July 1, 2001. Minimum monthly payments of $100,000 are required until all amounts owed under the Credit Agreement are repaid. The First Amendment to Credit Agreement accelerates the maturity date of all remaining amounts owed under the Credit Agreement to September 1, 2002. In addition, the Company and the bank identified certain assets that could be sold without interfering with the Company’s core business, including two pieces of Company owned real property under existing retail locations and a parcel of Company owned real property that is presently undeveloped. The Company and the bank also identified certain company-operated coffeehouses outside of the Company’s core southern California market that could be refranchised. Under the terms of the First Amendment to Credit Agreement, the bank is to receive 50% of the net proceeds from any of the Company’s asset or equity sales. In January 2001, two of the aforementioned pieces of real property were sold in a sale-leaseback transaction for $415,000. $208,000 of the proceeds of the transaction was remitted to Fleet. In May 2001, three company-operated coffeehouses in Texas were sold for an aggregate of $1,025,000. $448,500 of the proceeds of the sale was remitted to Fleet. Also in May 2001, the Company sold 2,000,000 shares (post-split) of Company common stock in a private sale. $3,600,000 of the proceeds from the sale was remitted to Fleet. In October 2001, twelve company-operated coffeehouses in Arizona were sold for an aggregate of $1,382,000 in cash and $515,000 in notes receivable. One-half of the cash payment, $596,000, was remitted to Fleet. In December 2001, a parcel of real property and a building were sold in a sale-leaseback transaction for $325,000. $140,000 of the proceeds from this sale was remitted to Fleet. The proceeds from all five sales discussed above were applied solely to the Company’s principal note payable balance.

     The First Amendment to Credit Agreement also introduced an additional event of default under the Credit Agreement. The First Amendment specifies that a materially adverse change in the financial condition of the Company or any of its subsidiaries, as determined by the bank in its sole and exclusive discretion, is an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the maximum amount available under the revolving credit facility, a portion of which the Company had previously been unable to access because of the covenant defaults, from $3,000,000 to $1,293,000, and a restriction that the credit facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves the Company’s ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement, the bank waived the previous financial covenant defaults and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting the ratios in the financial covenants, the parties agreed to a new covenant under the First Amendment to Credit Agreement that requires the Company to achieve certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001. All such incremental principal repayment obligations due prior to the accelerated maturity date have been met as of March 6, 2002, and were generated primarily from the net proceeds paid to the bank from the above mentioned asset sales and stock issuance.

6. PROVISION FOR STORE CLOSURE

     The estimated cost associated with closing under-performing stores is accrued in the period in which the store is identified for closure by management under a plan of termination. Such costs primarily include the estimated cost to terminate a lease.

		Amounts
	Beginning	Charged	Cash
	Balance	to Expense	Payments	End Balance

Year ended June 27, 2001	$1,387,000	$947,000	$(962,000)	$1,372,000
Thirty-six weeks ended March 6, 2002	$1,372,000	$42,000	$(658,000)	$756,000

7. EARNINGS PER SHARE

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

     The following table sets forth the computations of basic and diluted net income (loss) per share:

	Twelve	Twelve	Thirty-Six	Thirty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	March 6,	March 7,	March 6,	March 7,
	2002	2001	2002	2001

Numerator:
Net income (loss)	$(190,000)	$(632,000)	$599,000	$(1,581,000)

Denominator:
Basic weighted average common shares outstanding	5,161,000	3,161,000	5,161,000	3,161,000
Effect of dilutive securities	—	—	—	—

Diluted weighted average common shares outstanding	5,161,000	3,161,000	5,161,000	3,161,000

Basic and diluted income (loss) per share	$(0.04)	$(0.20)	$0.12	$(0.50)

     All 467,592 options outstanding and all of the 730,000 warrants to purchase shares of common stock outstanding during the twelve and the thirty-six weeks ended March 6, 2002 were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive. All 671,870 outstanding options and all of the 230,000 warrants to purchase shares of common stock outstanding during the twelve and the thirty-six weeks ended March 7, 2001 were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

8. SEGMENT AND RELATED INFORMATION

     The Company has three reportable segments: retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

     Summarized financial information concerning the Company’s reportable segments is shown in the following table. The other total assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property, plant and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, provision for asset impairment and restructuring costs, depreciation and amortization expense and interest expense.

	Retail	Wholesale	Franchise
	Operations	Operations	Operations	Other	Total

Twelve Weeks Ended March 6, 2002
Total Revenue	$8,610,000	$2,749,000	$1,701,000	$—	$13,060,000
Interest expense	16,000	—	17,000	95,000	128,000
Depreciation and amortization	345,000	103,000	—	74,000	522,000
Segment profit (loss) before tax	483,000	47,000	1,775,000	(2,495,000)	(190,000)
Total assets as of March 6, 2002	$10,741,000	$10,672,000	$3,049,000	$3,947,000	$28,409,000

	Retail	Wholesale	Franchise
	Operations	Operations	Operations	Other	Total

Twelve Weeks Ended March 7, 2001
Total Revenue	$11,205,000	$3,037,000	$1,596,000	$—	$15,838,000
Interest expense	17,000	—	17,000	283,000	317,000
Depreciation and amortization	624,000	202,000	—	255,000	1,081,000
Segment profit (loss) before tax	879,000	247,000	1,311,000	(3,053,000)	(616,000)
Total assets as of March 7, 2001	$16,581,000	$12,561,000	$3,492,000	$1,996,000	$34,630,000

	Retail	Wholesale	Franchise
	Operations	Operations	Operations	Other	Total

Thirty-Six Weeks Ended March 6, 2002
Total Revenue	$26,971,000	$11,521,000	$4,700,000	$—	$43,192,000
Interest expense	46,000	—	49,000	338,000	433,000
Depreciation and amortization	1,055,000	444,000	—	234,000	1,733,000
Segment profit (loss) before tax	1,214,000	1,853,000	4,786,000	(7,238,000)	615,000

	Retail	Wholesale	Franchise
	Operations	Operations	Operations	Other	Total

Thirty-Six Weeks Ended March 7, 2001
Total Revenue	$33,444,000	$13,840,000	$4,826,000	$—	$52,110,000
Interest expense	51,000	—	62,000	919,000	1,032,000
Depreciation and amortization	1,844,000	574,000	—	768,000	3,186,000
Segment profit (loss) before tax	2,348,000	2,530,000	3,985,000	(10,407,000)	(1,544,000)

9. INTANGIBLE ASSETS

     Effective June 28, 2001, the Company adopted Statements of Financial Accounting Standards (SFAS) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively, which require that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The Company has completed a transitional test for goodwill impairment, and has determined that no goodwill impairment was indicated as of June 28, 2001. The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the periods indicated:

	Twelve Weeks Ended	Thirty-Six Weeks
	March 7, 2001	Ended March 7, 2001

Reported net income (loss)	$(632,000)	$(1,581,000)
Add back: goodwill amortization	185,000	555,000

Adjusted net income (loss)	$(447,000)	$(1,026,000)

Per share information:
Basic and Diluted:
Reported net income (loss)	$(0.20)	$(0.50)
Goodwill amortization	0.06	0.18

Adjusted net income (loss)	$(0.14)	$(0.32)

     SFAS Nos. 141 and 142 also require that we disclose the following information related to our intangible assets still subject to amortization and our goodwill. The following table details the balances of our amortizable intangible assets as of March 6, 2002:

	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount

Leasehold interests	$3,000	$2,000	$1,000
Leasehold rights	$23,000	$20,000	$3,000
Trademarks	$32,000	$5,000	$27,000

     The weighted average amortization period for the intangible assets is approximately 25 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

Fiscal year:

2002	$3,000
2003	$3,000
2004	$1,000
2005	$1,000
2006	$1,000

     Changes in the carrying amount of goodwill for the thirty-six weeks ended March 6, 2002 are summarized as follows:

Balance as of June 27, 2001	$12,250,000
Goodwill acquired	—
Goodwill dispositions, net	(86,000)
Impairment losses	—

Balance as of March 6, 2002	$12,164,000

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

A Warning About Forward Looking Statements.

     We make forward-looking statements in this quarterly report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of Diedrich Coffee’s financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements.

     You should consider these risks when you review this document, along with the following possible events or factors:

•	the financial and operating performance of our retail operations

•	our ability to maintain profitability over time

•	our ability to perform within the terms of our amended credit agreement

•	the successful execution of our growth strategies

•	the impact of competition

•	the availability of working capital

     Foreseeable risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors and Trends Affecting Diedrich Coffee and Its Business” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2001 and in other reports that we file with the Securities and Exchange Commission.

General.

     Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company-operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis in the Office Coffee Service market and to other wholesale customers, including restaurant chains and other retailers, through a network of distributors. Our brands include Diedrich Coffee, Gloria Jean’s Coffees and Coffee People. We operate a limited number of kiosks under the Coffee Plantation brand name. As of March 6, 2002, Diedrich Coffee owned and operated 72 retail locations and franchised 297 other retail locations under these brands, for a total of 369 retail coffee outlets. Our retail units are located in 37 states and 11 foreign countries. We have 394 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants and others. We operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

Retail Outlets

     Our retail outlet distribution channel can be divided into two sub-channels, each with its own business model distinguished by differences in revenue, cost structure, overhead and capital requirements. These two retail sub-channels are company-operated retail outlets and franchised retail outlets. We view retail outlets as a single distribution channel, despite the differences noted above, primarily because our retail customers do not make any distinction between company and franchise operated locations. The critical success factors — quality of product, service and atmosphere — are, therefore, the same for each type of retail location. The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us as both an operator and franchiser of retail outlets. Furthermore, the potential contribution of any given outlet, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

     Our largest brand is Gloria Jean’s, and over 93% of our Gloria Jean’s retail units are franchised. Our Diedrich Coffee brand has a higher concentration of company-operated units, with 69% of retail locations operated by us. Retail coffee outlets operated under the Coffee People and Coffee Plantation brands are 100% company-operated at this time. A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for the thirty-six weeks ended March 6, 2002, is set forth below:

					Net transfers
	Units at				between the	Units at
	June 27,			Sold/	Company and	March 6,
	2001	Acquired	Opened	Closed	Franchise	2002

Gloria Jean’s Brand
Company-operated	19	—	—	(2)	3	20
Franchise — Domestic	177	—	2	(16)	(3)	160
Franchise — International	95	—	35	(4)	—	126

Subtotal Gloria Jean’s	291	—	37	(22)	—	306

Diedrich Coffee Brand
Company-operated	26	—	—	(1)	—	25
Franchise — Domestic	14	—	1	(4)	—	11

Subtotal Diedrich	40	—	1	(5)	—	36

Other Brands
Company-operated	42	—	1	(16)	—	27

Total	373	—	39	(43)	—	369

Wholesale Distribution

     We currently have 394 wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean’s brands. Our current wholesale accounts are in the Office Coffee Service market, chain restaurants, independent restaurants, other hospitality industry enterprises and specialty retailers. Additionally, our franchise agreements require both Diedrich Coffee and Gloria Jean’s franchisees to purchase substantially all of their coffee from us.

Seasonality And Quarterly Results

     Historically, we have experienced variations in sales from quarter-to-quarter due to the peak November-December holiday season, as well as from a variety of other factors, including, but not limited to, general economic trends, the cost of green coffee, competition, marketing programs, weather and special or unusual events.

Results of Operations.

Twelve Weeks Ended March 6, 2002 Compared with the Twelve Weeks Ended March 7, 2001

     Total Revenue. Total revenue for the twelve weeks ended March 6, 2002 decreased by $2,778,000, or 17.5%, to $13,060,000 from $15,838,000 for the twelve weeks ended March 7, 2001. This decrease consisted of decreases in retail sales and wholesale sales, partially offset by an increase in franchise revenue. Each component is discussed below.

     Retail sales for the twelve weeks ended March 6, 2002 decreased by $2,595,000, or 23.2%, to $8,610,000 from $11,205,000 for the prior year period. This decrease represented the combined impact of two factors. First, the number of company store operating weeks decreased in the current year period versus the earlier period. This resulted primarily from the closure of sixteen poorly performing company-operated locations since the prior year period (six Diedrich Coffee carts, one Diedrich Coffee company store, two Coffee People stores, two Coffee Plantation stores, four Gloria Jean’s mall stores and one Gloria Jean’s kiosk), combined with the sale of three company-operated Diedrich coffeehouses to a franchisee and the sale of twelve company-operated Coffee Plantation coffeehouses. The net impact of the reduction in retail sales from the unit closures and sales noted above, slightly offset by increases in the number of operating weeks from certain other company-operated stores, was a $2,417,000 decrease in retail sales versus the prior year. The balance of the $2,595,000 decrease resulted from a 1.9% decrease in comparable store sales for company-operated units during the twelve weeks ended March 6, 2002 as compared to the prior year period.

     Wholesale revenue decreased $288,000, or 9.5%, to $2,749,000 for the twelve weeks ended March 6, 2002 from $3,037,000 for the prior year period. This decrease was primarily the result of two factors: a reduction in Keurig “K-cup” sales due to a manufacturing malfunction and a reduction in the sale of most non-coffee products to our Gloria Jean’s franchisees.

     Keurig “K-cup” sales. Keurig “K-cup” and other Office Coffee Service sales decreased by $343,000 to $761,000 for the twelve weeks ended March 6, 2002, a 31.1% decrease over the prior year period. Shortly after the end of the third fiscal quarter we became aware of a potential product failure regarding certain production runs of Keurig K-Cups produced and shipped during the third quarter. We immediately notified our wholesale distribution customers of the potential problem and offered to replace any inventory which could be affected. The total impact of the product exchange on third quarter sales was $582,000. Revenue associated with the replacement product will be recognized upon shipment. We expect to ship the majority of the replacement product in the fourth fiscal quarter of the current fiscal year. If this product defect had not occurred, total Keurig “K-cup” sales for the third quarter would have increased by $239,000, or 21.6% versus the year ago period, rather than decreasing by 31.1%. Likewise, total wholesale revenue would have increased by $294,000, or 9.7% versus the year ago period, rather than decreasing by 9.5%.

     Sale of non-coffee products to Gloria Jean’s franchisees. Sales of non-coffee products decreased by $140,000 for the twelve weeks ended March 6, 2002, a 90.4% decrease versus the prior year period. These products include paper cups, napkins, sweetener packets, coffee stirrers and coffee related merchandise, such as ceramic mugs and novelties sold in our Gloria Jean’s mall-based coffee stores. We began eliminating most of these lower margin or lower turnover products during fiscal 2001 in order to increase our focus on our core coffee operations. Franchisees now purchase these items directly from outside distributors.

     Franchise revenue increased slightly by $105,000 to $1,701,000 for the twelve weeks ended March 6, 2002, a 6.6% increase from the prior year period. This increase represented the combined impact of three factors. Franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, royalties received on sales at franchised locations and other franchise income including coordination fees received from product suppliers. Initial franchise fees and franchise renewal fees increased by $56,000 for the twelve weeks ended March 6, 2002 versus the prior year as a result of the opening of several new international franchises. Supplier coordination fees increased by $19,000 for the twelve weeks ended March 6, 2002 over the prior year period due primarily to the timing of such payments. Franchise royalties increased by $30,000 for the twelve weeks ended March 6, 2002 versus the prior year period which was the net impact of an increase in international franchises and a decrease in domestic franchises.

     Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended March 6, 2002 decreased 18.2% to $6,324,000 from $7,729,000 for the prior year period. On a margin basis, cost of sales and related occupancy costs decreased to 48.4% of total revenue for the twelve weeks ended March 6, 2002 from 48.8% of total revenue for the twelve weeks ended March 7, 2001. This represents a 0.4 favorable margin basis point change versus the prior year period. This 0.4 favorable margin basis point change was the net impact of a 2.0 unfavorable cost of sales margin basis point change, and a 2.4 favorable occupancy costs margin basis point change. The unfavorable cost of sales component is primarily due to the K-cup return discussed above because $297,000 of additional cost of sales was recognized to write off the defective inventory. The favorable occupancy cost component of the change is primarily due to improvement resulting from the sale and closure of certain under-performing units with high occupancy costs as a percentage of sales, as discussed in the explanation of the change in retail sales above.

     Operating Expenses. Operating expenses for the twelve weeks ended March 6, 2002 decreased 11.1% to $3,950,000 from $4,444,000 for the prior year period. This was primarily due to a decrease in the number of company store operating weeks caused by the closure of sixteen locations and the sale of fifteen other locations since the prior year period as noted above. On a margin basis, operating expenses increased to 30.2% of total revenue during the twelve-week period from 28.1% for the year ago quarter. This 2.1 unfavorable margin basis point change for the twelve weeks ended March 6, 2002 as compared with the prior year period resulted from several factors. As previously disclosed in the year ago quarter, we recorded a significant reduction in our group benefit insurance accruals based on our claims experience at that time. Accordingly, a $408,000 credit was recorded to operating expenses during the prior year quarter. In addition, hourly labor costs for company retail units increased as a percentage of sales because of a $0.75 per hour increase in the federal minimum wage since the year ago quarter. Finally, comparable company store sales decreased by 1.9% versus the prior year period. Many operating expenses in a retail unit are semi-fixed and therefore represent a higher percentage of revenue when retail sales decline. Largely offsetting these unfavorable factors were the beneficial impact of the improvement in average operating margins from the closure of sixteen poorly performing locations and the sale of fifteen other locations as discussed above, as well as a reduction in wholesale and franchise bad debt expense. Bad debt expense declined significantly as a result of a number of new collection policy initiatives implemented since the prior year period.

     Depreciation and Amortization. Depreciation and amortization decreased by $559,000 to $522,000 for the twelve weeks ended March 6, 2002 from $1,081,000 for the prior year period. $185,000 of this decrease is due to our adoption of SFAS 142 as of the beginning of the current fiscal year. As required under Statement No. 142, we have completed a transitional goodwill impairment test, determined that there is no indication of goodwill impairment as of the date of adoption and discontinued periodic amortization of goodwill. In addition, depreciation decreased due to the closure of sixteen locations and the sale of fifteen locations discussed above.

     General and Administrative Expenses. General and administrative expenses increased by $54,000, or 2.8%, to $1,995,000 for the twelve weeks ended March 6, 2002 from $1,941,000 for the prior year period. On a margin basis, general and administrative expenses increased to 15.3% of total revenue for the twelve weeks ended March 6, 2002 from 12.3% of total revenue for the twelve weeks ended March 7, 2001. The 3.0 unfavorable margin basis point change for the twelve weeks ended March 6, 2002 as compared with the prior year resulted from several factors. As previously disclosed in the prior year, we recorded a significant reduction in our group benefit insurance accruals based on our claims experience at that time. This increase was largely offset by a restructuring plan specifically intended to reduce overhead. This restructuring plan eliminated ten support center positions in January 2002.

     Interest Expense. Interest expense decreased by $189,000 to $128,000 for the twelve weeks ended March 6, 2002 from $317,000 for the twelve weeks ended March 7, 2001. This decrease is primarily due to the reduction in our bank note payable from $9,742,000 at March 7, 2001 to $3,894,000 at March 6, 2002, and to a lesser degree to a reduction in our interest rate.

     Thirty-Six Weeks Ended March 6, 2002 Compared with the Thirty-Six Weeks Ended March 7, 2001

     Total Revenue. Total revenue for the thirty-six weeks ended March 6, 2002 decreased by $8,918,000, or 17.1%, to $43,192,000 from $52,110,000 for the thirty-six weeks ended March 7, 2001. This decrease consisted of decreases in retail sales, wholesale sales and franchise revenue. Each component is discussed below.

     Retail sales for the thirty-six weeks ended March 6, 2002 decreased by $6,473,000, or 19.4%, to $26,971,000 from $33,444,000 for the prior year period. This decrease represented the combined impact of two factors. First, the number of company store operating weeks decreased in the current year versus the earlier period. This decrease resulted primarily from the closure of sixteen poorly performing company locations since the prior year period, combined with the sale of three company-operated Diedrich coffeehouses to a franchisee, and the sale of twelve company-operated Coffee Plantation coffeehouses. The net impact of the reduction in retail sales from the closures and sales of units noted above, slightly offset by increases in the number of operating weeks from certain other company stores, was a $5,593,000 decrease in retail sales versus the prior year. The balance of the decrease resulted from a 4.7% decrease in comparable store sales for company-operated units during the thirty-six weeks ended March 6, 2002 as compared to the prior year period.

     Wholesale revenue for the thirty-six weeks ended March 6, 2002 decreased by $2,319,000, or 16.8%, to $11,521,000 from $13,840,000 for the prior year period. This decrease was the net impact of the five factors listed below, in declining order of magnitude:

•	the decision to stop distributing most non-coffee products to our Gloria Jean’s franchisees

•	a decrease in roasted coffee sales to our franchisees

•	a decrease in roasted coffee sales to restaurants and specialty retailers

•	an increase in our Keurig “K-cup” sales

•	an increase in holiday gift basket sales to franchisees

     Sale of non-coffee products to Gloria Jean’s franchisees. Sales of non-coffee products decreased by $1,439,000 for the thirty-six weeks ended March 6, 2002, an 88.8% decrease versus the prior year period. This decrease was due to our decision to eliminate the sale of these lower margin or lower turnover products since the prior year period as mentioned above.

     Roasted coffee sales to franchisees. Sales of roasted coffee to our franchisees decreased $921,000 for the thirty-six week period ended March 6, 2002 primarily because there were fewer domestic franchise store operating weeks in the current year period. This resulted from the net closure of 19 domestic franchise operated Gloria Jean’s stores since the year ago period. The reduction in coffee sales due to fewer units was compounded by lower sales volumes at open stores. Gloria Jean’s system comparable store sales decreased 4.6% versus the prior year period further reducing roasted coffee usage.

     Coffee sales to restaurants and specialty retailers. Wholesale coffee sales to restaurants and specialty retailers decreased $840,000 for the thirty-six week period ended March 6, 2002 versus the same time period a year ago primarily due to the loss of two chain restaurant accounts since the year ago period.

     Keurig “K-cup” and other Office Coffee Service sales. Keurig “K-cup” and other Office Coffee Service sales increased by $600,000 to $3,749,000 for the thirty-six weeks ended March 6, 2002, a 19.1% increase over the prior year period. This is a continuation of a trend over the past 18 months as we continue to experience solid growth in this line of business. As noted in the discussion of quarterly results, shortly after the end of the third fiscal quarter, we became aware of a product defect regarding certain production runs of Keurig K-Cups produced and shipped during the third quarter. The impact of the product defect on third quarter sales was $582,000. If this product defect had not occurred, total Keurig sales for the third quarter would have increased $1,182,000, or 37.5% versus the year ago period, rather than the 19.1% increase for the year to date period noted above.

     Holiday gift basket sales. Holiday gift basket sales increased $281,000, or 46.0%, for the thirty-six weeks ended March 6, 2002 versus the prior year period due to a change in the gift basket program. During the prior year, we sold only the roasted coffee component of the holiday gift baskets to a distributor, who purchased the remaining components of the gift baskets and sold the finished product to our franchisees. During the current year, we purchased all non-coffee components and sold the finished gift baskets directly to our franchisees.

     Franchise revenue decreased $126,000 to $4,700,000 for the thirty-six weeks ended March 6, 2002, a 2.6% decrease from the prior year period, which was the net impact of several factors. Initial franchise fees and franchise renewal fees decreased $133,000 for the thirty-six weeks ended March 6, 2002 versus the prior year, as a result of fewer franchise agreements signed. Franchise royalties increased by $13,000 for the thirty-six weeks ended March 6, 2002 versus the prior year period. This was the net impact of a reduction in domestic franchise royalties and an increase in international royalties. Domestic royalties decreased because of the closure of 19 domestic franchise stores and a decline in comparable store sales. International royalties increased because of an increase in the number of units.

     Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the thirty-six weeks ended March 6, 2002 decreased 17.4% to $21,432,000 from $25,956,000 for the prior year period. On a margin basis, cost of sales and related occupancy costs decreased to 49.6% of total revenue for the thirty-six weeks ended March 6, 2002 from 49.8% of total revenue for the thirty-six weeks ended March 7, 2001. This represents a 0.2 favorable margin basis point change for the thirty-six weeks ended March 6, 2002 as compared with the prior year period. This is the net impact of an approximately 0.3 margin basis point increase in cost of sales and a 0.5 margin point decrease in occupancy costs. The cost of sales increase resulted from the unfavorable impact of the K-cup product exchange charge discussed in the quarterly results above, partially offset by the favorable impact of the discontinuation of lower margin non-coffee product sales. The occupancy cost improvement component of the margin basis point change primarily resulted from the sale and closure of certain under-performing units with high occupancy costs as a percentage of sales, as discussed in the explanation of the change in retail sales above, partially offset by scheduled rent increases based on the Consumer Price Index in certain of our company-operated coffeehouses versus the prior year.

     Operating Expenses. Operating expenses for the thirty-six weeks ended March 6, 2002 decreased 14.3% to $12,338,000 from $14,394,000 for the prior year period, primarily due to the decrease in the number of company store operating weeks which resulted from the closure of sixteen locations and the sale of fifteen locations as discussed above. On a margin basis, operating expenses increased to 28.6% of total revenue during the thirty-six week period from 27.6% for the year ago period. The unfavorable 1.0 margin basis point change for the thirty-six weeks ended March 6, 2002 as compared with the prior year resulted from the several factors previously discussed above for the twelve weeks ended March 6, 2002.

     Depreciation and Amortization. Depreciation and amortization decreased by $1,453,000 to $1,733,000 for the thirty-six weeks ended March 6, 2002 from $3,186,000 for the prior year period. $555,000 of this decrease is due to our adoption of SFAS No. 142 as of the beginning of the current fiscal year. Depreciation and amortization also decreased due to the closure of sixteen locations and the sale of fifteen locations discussed above.

     General and Administrative Expenses. General and administrative expenses decreased by $1,719,000, or 21.1%, to $6,411,000 for the thirty-six weeks ended March 6, 2002 from $8,130,000 for the prior year period. On a margin basis, general and administrative expenses represent 14.8% of total revenue for the thirty-six weeks ended March 6, 2002, down from 15.6% of total revenue for the thirty-six weeks ended March 7, 2001. The 0.8 margin basis point improvement for the thirty-six weeks ended March 6, 2002 is primarily due to the overhead reductions previously noted in the discussion of quarterly results.

     Interest Expense. Interest expense decreased by $599,000 to $433,000 for the thirty-six weeks ended March 6, 2002 from $1,032,000 for the thirty-six weeks ended March 7, 2001 for the same reasons as discussed above for the twelve weeks ended March 6, 2002.

Liquidity and Capital Resources.

     We had a working capital deficit of $2,728,000 as of March 6, 2002 compared to working capital deficit of $819,000 as of June 27, 2001. Cash provided by operating activities for the thirty-six weeks ended March 6, 2002 totaled $375,000 as compared to $670,000 used in operating activities for the thirty-six weeks ended March 7, 2001. This decrease in cash used is the net result of many factors more fully detailed in the unaudited consolidated statements of cash flows in the accompanying financial statements, including improved accounts receivable collections.

     Net cash provided by investing activities for the thirty-six weeks ended March 6, 2002 totaled $1,074,000, as compared to the $252,000 in net cash used in investing activities for the thirty-six weeks ended March 7, 2001. During the thirty-six weeks ended March 6, 2002, we received $1,645,000 in proceeds from the sale of assets, including $1,203,000 for the sale of twelve company-operated locations in Arizona and $307,000 for the sale of land and a building in Oregon. We also received $145,000 in principal payments on notes receivable that were issued by the buyer of the twelve locations in Arizona. These proceeds and notes receivable payments were partially offset by

$716,000 in property and equipment expenditures. For the thirty-six weeks ended March 7, 2001, the net cash used in investing activities was used for property and equipment expenditures.

     Net cash used in financing activities for the thirty-six weeks ended March 6, 2002 totaled $1,987,000 as compared to the $1,128,000 net cash used in financing activities for the thirty-six weeks ended March 7, 2001. For both periods the net cash used in financing activities consisted of repayment of long-term debt and capital leases. During the thirty-six weeks ended March 6, 2002, net cash used in financing activities also included $134,000 in payments related to transaction costs associated with our issuance of common stock during our fiscal year ended June 27, 2001.

     On July 7, 1999, we entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) which is secured by a pledge of all of our assets and our subsidiaries’ stock. It initially provided for a $12 million term loan and a $3 million revolving credit facility. We have not drawn down any borrowings under the revolving credit facility since it was established, although the credit facility currently backs $177,500 of outstanding Letters of Credit. Amounts outstanding under the Credit Agreement bear interest, at our option, at Fleet’s base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At March 6, 2002, the applicable interest rate was 5.55%, which was based on the Eurodollar rate at the time. The rate can be fixed over periods ranging from one to six months, at the Company’s discretion.

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

     The First Amendment to Credit Agreement also introduced an additional event of default under the Credit Agreement. The First Amendment specifies that a materially adverse change in our financial condition or any of our subsidiaries, as determined by the bank in its sole and exclusive discretion, is an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment to Credit Agreement include a reduction in the maximum amount available under the revolving credit facility, a portion of which we had previously been unable to access because of the covenant defaults, from $3,000,000 to $1,293,000, and a restriction that the credit facility be used only to back up existing and future standby Letters of Credit. The First Amendment to Credit Agreement preserves our ability to obtain third party financing for capital projects and maintenance capital, and increases our flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement, the bank waived the previous financial covenant defaults and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by us. In addition to resetting the ratios in the financial covenants, we agreed to a new covenant under the First Amendment to Credit Agreement that required us to achieve certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001. All such incremental principal repayment obligations have been met as of March 6, 2002 and were generated primarily from the net proceeds paid to the bank from the above mentioned asset sales and stock issuance.

     We have commenced discussions with our current lender and other potential lenders regarding the refinancing of our existing obligations to Fleet National Bank, all of which are due on the September 1, 2002 maturity date. While there can be no assurance of a successful outcome, based upon the nature of the discussions to date we believe that we will be able to obtain new financing arrangements on acceptable terms in order to fully comply with all requirements of our existing Credit Agreement, as amended.

     We believe, therefore, that cash from operations, debt refinancing and/or asset sales will be sufficient to satisfy our working capital needs at the anticipated operating levels, including our obligations under our Credit Agreement, as amended, for the next twelve months.

Critical Accounting Policies.

     The financial results that we report are impacted by the application of a several accounting policies that require us to make subjective and complex judgments. We are required to estimate the effect of matters that are inherently uncertain. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. Descriptions of our critical accounting policies are as follows.

     Impairment of long lived assets and goodwill. We evaluate the carrying value of assets for impairment when the operations of one or more of our brands experience a negative event, including, but not limited to, a significant down turn in sales, a substantial loss of customers, an unfavorable change in demographics or unit closures. Upon the occurrence of a negative event, we estimate the future undiscounted cash flows for the individual units that are affected by the negative event. If the projected cash flows do not exceed the carrying value of the assets allocated to each unit, including goodwill, we write-down the assets to fair value based on: the estimated net proceeds we believe we can obtain for the unit upon sale, the discounted projected cash flows derived from the unit or the historical net proceeds obtained from sales of similar units. The most significant assumptions in our analysis are those used when we estimate a unit’s future cash flows. We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information. If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated.

     Store closure reserves. We decide whether to close a unit based on its recent cash flows and its future estimated profitability. We evaluate each unit’s performance each financial period. When units perform poorly, we consider the demographics of the location as well as our ability to cause an unprofitable unit to become profitable. Based on management’s judgment, we estimate the future cash flows of the unit. If we determine that the unit will not be profitable, and there are no contractual requirements that require us to continue to operate the unit, we close the unit. We establish a reserve for the net present value of the unit’s future rents and other fixed costs. The most significant assumptions we make in determining store closure reserves are assumptions regarding the estimated costs to maintain vacant properties. Additionally, the amount of the reserve established for future lease payments on leased vacant units is dependent on our ability to successfully negotiate early termination lease agreements with our landlords. If the costs to maintain properties rise or if it takes longer than anticipated to sell properties or terminate leases, we may need to record additional reserves.

     Franchise operations. Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time the Company has performed its obligations related to such fees. Fees received pursuant to area development agreements, which grant the right to develop franchised units in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised units subject to the development agreements begin operations. In light of our revenue recognition policies, we have little or no control over when we recognize revenue related to these initial franchise fees and area development fees. We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make required payments to us. Additionally, we cease recording royalties from franchisees that are delinquent in paying us until we have a history of payments being made when due. If sales or economic conditions worsen for our franchisees, their financial performance may worsen, our collection rates may decline and we may be required to assume their responsibility for lease payments on franchised restaurants.

New Accounting Pronouncements.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted the provisions of Statement No. 141 and Statement No. 142 in the first quarter of fiscal 2002.

     In connection with the transitional goodwill impairment evaluation, Statement No. 142 required us to perform an assessment of whether there is an indication that our unamortized goodwill at June 28, 2001 of $12,250,000 was impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. We then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

     As of the date of adoption, we had unamortized goodwill in the amount of $12,250,000 all of which is subject to the transition provisions of Statement Nos. 141 and 142. The impact in fiscal year 2002 of adopting Statement No. 142 will be to eliminate the amortization of goodwill. Such goodwill amortization totaled $803,000 in the fiscal year 2001.

     We performed an assessment for goodwill impairment in accordance with Statement No. 142 in the second quarter of fiscal 2002. Discounted cash flow models were used for determining reporting unit valuations. The result of the test showed that the fair value of our reporting units exceeded the carrying values and, therefore, there was no indication of goodwill impairment.

     The Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in October 2001. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Statement No. 144 will be effective for our fiscal year 2003. We have not assessed whether the application of this standard will have a material effect on our financial position, results of operations or liquidity.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes.

     None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes.

     Interest Rate Risk

     We are exposed to market risk from changes in interest rates on our outstanding bank debt. At March 6, 2002, we had $3,894,000 in bank debt that was tied to changes in short term interest rates. At the end of our third fiscal quarter of fiscal 2002, the interest rate was the “adjusted Eurodollar rate” plus 3%, or 5.55%. The rate can be fixed over periods ranging from one to six months, at our discretion. At March 6, 2002, a hypothetical 100 basis point increase in the adjusted Eurodollar rate would result in additional interest expense of $39,000 on an annualized basis.

     Commodity Price Risk

     Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At March 6, 2002, we had commitments to purchase coffee through fiscal year 2005, totaling $5,674,000 for 4,276,000 pounds of green coffee, all of which were fixed as to price. The coffee scheduled to be delivered to us in this fiscal year pursuant to these commitments will satisfy approximately 90% of our anticipated green coffee requirements for this fiscal year. Assuming we require approximately 100,000 additional pounds of green coffee during 2002 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee would likely result in $1,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the thirty-six week period ending March 6, 2002, we were not a party to any material legal proceedings.

Item 5. Other Information.

     Minimum Advance Notice of Stockholder Proposals

     Diedrich Coffee stockholders are advised that we must be notified by July 1, 2002 (120 days prior to the month and day of mailing the last year’s proxy statement) of any proposal or solicitation that any stockholder intends to present at the 2002 annual meeting of stockholders and which the stockholder has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the 2002 annual meeting, without any discussion of the matter in the proxy statement.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

     Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People (1)
3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001 (2)
3.2	Bylaws of the Company (3)
4.1	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P. (3)
4.2	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P. and Diedrich Partners I, L.P. (3)
4.3	Specimen Stock Certificate (4)
4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)
10.1	Form of Indemnification Agreement (3)
10.2	Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan (5)
10.3	Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan (3)
10.4	Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers) (3)
10.5	Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997 (6)
10.6	Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)
10.7	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998 (8)
10.8	Employment Agreement with Catherine Saar dated June 11, 1998 (9)
10.9	Form of Franchise Agreement (10)

Exhibit No.	Description

10.10	Form of Area Development Agreement (10)
10.11	Employment Agreement with Martin R. Diedrich dated June 29, 2001 (11)
10.12	Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)
10.13	Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)
10.14	Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)
10.15	Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)
10.16	Form of Term Note made in favor of BankBoston, N.A. (12)
10.17	Form of Revolving Note made in favor of BankBoston, N.A. (12)
10.18	Employment Agreement with Matt McGuinness dated effective March 13, 2000 (13)
10.19	First Amendment to Credit Agreement dated as of September 26, 2000 (13)
10.20	Second Amendment to Credit Agreement dated as of February 26, 2001 (14)
10.21	Letter Agreement re: employment with J. Michael Jenkins dated September 22, 2000 (13)
10.22	Letter Agreement re: employment with Carl Mount dated October 29, 1999 (15)
10.23	Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000 (15)
10.24	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan (16)
10.25	Stock Option Plan and Agreement with J. Michael Jenkins, dated September 22, 2000 (17)
10.26	Diedrich Coffee, Inc. 2000 Equity Incentive Plan (17)
10.27	Common Stock and Warrant Purchase Agreement by and among Diedrich Coffee, Inc., Westcliff Partners, L.P., Westcliff Foundation, Westcliff Long/Short, L.P., Westcliff Small Cap Fund, L.P., Westcliff Aggressive Growth, L.P., Westcliff Profit Sharing Plan, Westcliff Master Fund, Ltd., Peninsula Capital, L.P., Common Sense Partners, L.P. and Sequoia Enterprises, L.P., dated March 14, 2001 (18)
10.28	Philip Hirsch Employment Agreement, dated March 20, 2002

Exhibit No.	Description

21.1	List of Subsidiaries (13)

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (No. 333-66744) filed on August 3, 2001.

(6)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1997.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended July 29, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended April 28, 1999, filed with the Securities and Exchange Commission on December 11, 1998.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(12)	Incorporated by reference to Diedrich Coffee’s Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.

(13)	Previously filed as an exhibit to Diedrich Coffee’s annual report on Form 10-K for the fiscal year ended June 28, 2000.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 7, 2001, filed with the Securities and Exchange Commission on April 23, 2001.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Report on Form 10-Q for the period ended December 13, 2000, filed with the Securities and Exchange Commission on January 29, 2001.

(18)	Previously filed as an exhibit to the Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(b)	Reports on Form 8-K.

     On March 22, 2002, we announced that our Chief Executive Officer, J. Michael Jenkins, was stepping down from his day-to-day role with Diedrich Coffee in order to continue to pursue a course of medical treatment prescribed by his physicians, and that he would continue to serve us in an advisory capacity. We also announced that, as an interim measure and to assist senior management during the transition, our board of directors had asked Philip G. Hirsch to assume the role of Chief Executive Officer until a successor is appointed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2002	DIEDRICH COFFEE, INC.

/s/ Philip G. Hirsch Philip G. Hirsch Chief Executive Officer (Principal Executive Officer)

/s/ Matthew C. McGuinness Matthew C. McGuinness Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People (1)
3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001 (2)
3.2	Bylaws of the Company (3)
4.1	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P. (3)
4.2	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P. and Diedrich Partners I, L.P. (3)
4.3	Specimen Stock Certificate (4)
4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)
10.1	Form of Indemnification Agreement (3)
10.2	Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan (5)
10.3	Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan (3)
10.4	Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers) (3)
10.5	Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997 (6)
10.6	Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (7)
10.7	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998 (8)
10.8	Employment Agreement with Catherine Saar dated June 11, 1998 (9)
10.9	Form of Franchise Agreement (10)
10.10	Form of Area Development Agreement (10)

Exhibit No.	Description

10.11	Employment Agreement with Martin R. Diedrich dated June 29, 2001 (11)
10.12	Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)
10.13	Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)
10.14	Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)
10.15	Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (12)
10.16	Form of Term Note made in favor of BankBoston, N.A. (12)
10.17	Form of Revolving Note made in favor of BankBoston, N.A. (12)
10.18	Employment Agreement with Matt McGuinness dated effective March 13, 2000 (13)
10.19	First Amendment to Credit Agreement dated as of September 26, 2000 (13)
10.20	Second Amendment to Credit Agreement dated as of February 26, 2001 (14)
10.21	Letter Agreement re: employment with J. Michael Jenkins dated September 22, 2000 (13)
10.22	Letter Agreement re: employment with Carl Mount dated October 29, 1999 (15)
10.23	Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000 (15)
10.24	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan (16)
10.25	Stock Option Plan and Agreement with J. Michael Jenkins, dated September 22, 2000 (17)
10.26	Diedrich Coffee, Inc. 2000 Equity Incentive Plan (17)
10.27	Common Stock and Warrant Purchase Agreement by and among Diedrich Coffee, Inc., Westcliff Partners, L.P., Westcliff Foundation, Westcliff Long/Short, L.P., Westcliff Small Cap Fund, L.P., Westcliff Aggressive Growth, L.P., Westcliff Profit Sharing Plan, Westcliff Master Fund, Ltd., Peninsula Capital, L.P., Common Sense Partners, L.P. and Sequoia Enterprises, L.P., dated March 14, 2001 (18)
10.28	Philip Hirsch Employment Agreement, dated March 20, 2002
21.1	List of Subsidiaries (13)

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (No. 333-08633), as amended, as declared effective by the Securities and Exchange Commission on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (No. 333-66744) filed on August 3, 2001.

(6)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1997.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended July 29, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended April 28, 1999, filed with the Securities and Exchange Commission on December 11, 1998.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(12)	Incorporated by reference to Diedrich Coffee’s Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.

(13)	Previously filed as an exhibit to Diedrich Coffee’s annual report on Form 10-K for the fiscal year ended June 28, 2000.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 7, 2001, filed with the Securities and Exchange Commission on April 23, 2001.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Report on Form 10-Q for the period ended December 13, 2000, filed with the Securities and Exchange Commission on January 29, 2001.

(18)	Previously filed as an exhibit to the Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.