Form 10-K
period 2002-07-03
DIEDRICH COFFEE INC
filed 2002-10-01
CIK 947661

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File No. 0-21203

DIEDRICH COFFEE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0086628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2144 Michelson Drive
Irvine, California 92612
(949) 260-1600
(Address of principal executive offices, including zip code
and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing sale price of the registrant's common stock on September 27, 2002 as reported on the Nasdaq National Market, was $9,698,000

        The number of shares of the registrant's common stock outstanding, as of September 27, 2002 was 5,161,267.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from registrant's definitive proxy statement pursuant to Schedule 14A for its 2002 annual meeting of stockholders, which proxy statement will be filed not later than 120 days after the close of the registrant's fiscal year ended July 3, 2002.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

        We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

  •
  the financial and operating performance of our retail operations;

  •
  our ability to maintain profitability over time;

  •
  our ability to perform within the terms of our credit agreement;

  •
  the successful execution of our growth strategies;

  •
  franchisees' adherence to our practices, policies and procedures;

  •
  the impact of competition; and

  •
  the availability of working capital.

        Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Item 1. Business—Risk Factors and Trends Affecting Diedrich Coffee and Its Business." You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this annual report. We undertake no obligation to publicly release the results of any revision of the forward-looking statements. Unless otherwise indicated, "we", "us", "our", and similar terms refer to Diedrich Coffee, Inc.

PART I

Item 1. Business.

Overview

        Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee, and accessories, through our Company operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis through a network of distributors in the Office Coffee Service ("OCS") market, and to other wholesale customers including restaurant chains and other retailers. Our brands include Diedrich Coffee, Gloria Jean's Coffees, and Coffee People. We operate a limited number of kiosks under the Coffee Plantation brand name. As of July 3, 2002, we owned and operated 70 retail locations and franchised 307 other retail locations under these brands, for a total of 377 retail coffee outlets. Although the specialty coffee industry is presently dominated by a single company, which operates or licenses over ten times the number of retail outlets we do, we are one of the nation's largest specialty coffee retailers with annual system-wide revenues in excess of $150 million. Our retail units are located in 37 states and 10 foreign countries. As of July 3, 2002, we also have over 426 wholesale accounts with OCS distributors, chain and independent restaurants, and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

        Our Gloria Jean's mall based coffee stores offer an extensive variety of the finest quality flavored whole bean coffees, as well as an assortment of coffee related merchandise, accessories, porcelain novelties and gift items, in addition to coffee-based beverages. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees.

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

Company Background

        Our predecessor company, Carl E. Diedrich & Sons, Inc. commenced operations in Orange County, California in 1972 and changed its name to Diedrich Coffee when its first retail store opened. We incorporated in California in 1985. We remained a small, family operated business with only three retail locations until 1992, but grew rapidly from 1992 to 1996 through construction of new Diedrich coffeehouses in Orange County, and the acquisition of coffeehouses operated under other brands in Houston, Denver and San Diego which were converted into Diedrich Coffee units. In August 1996, we reincorporated under Delaware law as Diedrich Coffee, Inc., and completed an initial public offering of our common stock in September 1996.

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

Industry Overview

        Specialty coffee sales as a percentage of total coffee sales in the United States have been increasing steadily. According to the National Coffee Association, sales of specialty coffee grew from approximately 17% to almost 30% of total coffee sales in the United States from 1989 through 1997. According to the National Coffee Association's 2000 study, 54% of Americans drink coffee every day, representing 110 million daily drinkers. On average, each person drinks 3.1 cups per day. This latest study also indicated that 79% of the US adult population consumed coffee or gourmet coffee in 1999, an all time high. According to the National Coffee Association, 20 million American adults drink gourmet coffee beverages every day.

        The U.S. coffee market consists of two distinct product categories:

  •
  commercial ground roast, mass-merchandised coffee

  •
  specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies).

        Diedrich Coffee believes that several factors have contributed to the increase in demand for gourmet coffee including:

  •
  greater consumer awareness of gourmet coffee as a result of its increasing availability;

  •
  increased quality differentiation over commercial grade coffees by consumers;

  •
  increased demand for all premium food products, including gourmet coffee, where the differential in price from the commercial brands is small compared to the perceived improvement in product quality and taste; and

  •
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

        We principally sell all of our coffee through two distribution channels, and strive to target our Company resources to increase efficiency and profitability while growing the business within this framework. These two distribution channels are our retail outlets and wholesale distribution. While each of these channels has different customers, cost structures, overhead requirements, competitors, and other fundamental differences, we believe our commitment to quality is essential to successful growth in both of these areas. Important financial information for each of our business segments can be found in Note 15 to our financial statements.

  Retail Outlets

        Our retail outlet distribution channel can be divided into two sub-channels, each with its own distinct business model including differences in revenue and cost structure, overhead, and capital requirements. These two retail sub-channels are Company operated retail outlets and franchised retail outlets. We view retail outlets as a single distribution channel, despite the differences noted above, primarily because our retail customers do not make any distinction between Company and franchise operated locations. The critical success factors are, therefore, the same for each type of retail location, whether Company operated or franchised—quality of product, service and atmosphere. The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us in our roles as both an operator and franchiser of retail outlets. Furthermore, the potential contribution of any given outlet, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

        Presently, our largest brand is Gloria Jean's and over 94% of Gloria Jean's retail units are franchised. Gloria Jean's retail units are located throughout the United States, and in 10 foreign countries. Our Diedrich Coffee brand has a higher concentration of Company operated units, with 68% of retail locations operated by the Company. Diedrich units are located primarily in Orange County, California, although there are a number of Diedrich locations in Denver, Houston, and elsewhere in the United States. We also operate retail coffee outlets under a third brand, Coffee People, which are 100% Company operated at this time. Coffee People outlets are all located in Portland, Oregon. Finally, we operate a limited number of kiosks in Arizona under the Coffee Plantation brand name.

        A table summarizing the relative sizes of each of our brands on a unit count basis, and changes in unit count for each over the past two years, is included below.

	Fiscal 2001 Activity					Fiscal 2002 Activity
	Units at June 28, 2000	Opened	Closed	Net transfers between the Company and Franchise(A)	Units at June 27, 2001	Opened	Closed	Net transfers between the Company and Franchise(B)	Units at July 3, 2002
Gloria Jean's Brand
Company Operated	22	—	(3)	—	19	—	(3)	2	18
Franchise—Domestic	194	7	(24)	—	177	2	(22)	(2)	155
Franchise—International	62	40	(7)	—	95	51	(6)	—	140

Subtotal Gloria Jean's	278	47	(34)	—	291	53	(31)	—	313

Diedrich Coffee Brand
Company Operated	39	—	(6)	(7)	26	—	(1)	—	25
Franchise—Domestic	3	6	(2)	7	14	2	(4)	—	12

Subtotal Diedrich	42	6	(8)	—	40	2	(5)	—	37

Other Brands
Company Operated	41	1	—	—	42	1	(16)	—	27

Total	361	54	(42)	—	373	56	(52)	—	377

(A)
This number is the net impact of 9 Company operated Diedrich Coffee coffeehouses transferred to franchisees during the year, and 2 franchised operated coffeehouses transferred from franchisees to the Company.

(B)
This number is the net impact of 1 Company operated Gloria Jean's coffeehouses transferred to a franchisee during the year, and 3 franchised operated coffeehouses transferred from franchisees to the Company.

        We recognize the tremendous importance of our brands to our success in both the retail and wholesale areas of our business. We therefore devote considerable energy to maintaining distinct brand identities. Our brands are differentiated by coffees offered, other product categories offered, format and type of retail location, advertising message, and trade dress.

  Gloria Jean's Coffees

        Gloria Jean's is one of the leaders in specialty grade, flavored coffee in the mall coffee store segment with 313 coffee stores in 37 states across the United States and in 10 foreign countries. Gloria Jean's coffee stores are located almost exclusively in high traffic shopping malls. As a mall coffee store, Gloria Jean's consumer traffic pattern is driven by mall hours and the mall dynamic. Gloria Jean's is busiest on weekends and holidays. The typical Gloria Jean's coffee store is staffed with a manager and a staff of 12 to 15 part-time hourly employees from which the operating shifts are filled. Gloria Jean's outlets tend to open earlier than most mall stores, but in general, operating hours reflect mall hours. Internationally, Gloria Jean's may be found both in malls and on street front locations, along with other non-traditional venues. In addition to coffee beverages and fresh roasted whole bean coffees, Gloria Jean's carries a wide selection of gift items and coffee accessories, and a small selection of bakery items to complement beverage sales. The stores sell from 32 to 48 varieties of flavored and non-flavored coffees. Currently, approximately 50% of sales mix is comprised of beverage sales.

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

        In addition to coffee beverages and fresh roasted whole bean coffees, all of our Diedrich Coffee coffeehouses offer a limited selection of light food items such as bagels, croissants and pastries, and dessert items, such as cookies and cakes, to complement beverage sales. Our coffeehouses sell more than 20 different selections of regular and decaffeinated roasted whole bean coffees, and they carry select coffee-related merchandise items. The success of a Diedrich Coffee retail coffeehouse depends upon three critical components: product quality, service and ambiance.

        Product Quality. We are the only specialty coffee retailer whose founder, Martin Diedrich, comes from three generations of experience in the specialty coffee industry. Mr. Diedrich, Vice Chairman and Chief Coffee Officer, is intimately involved in the daily business of sourcing, tasting and roasting coffees. He is also directly involved in "Coffee University", our training program for coffeehouse team members. Due to Mr. Diedrich's unique background and experience, we are able to identify and secure exceptional coffees and roast them to perfection.

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

        Ambiance. Our coffeehouses are specifically designed to encourage guests to linger with friends and business associates, or to relax alone in comfort. Ample seating is augmented with sofas and comfortable chairs to create intimate nooks for meeting and relaxing. A weekly entertainment schedule is provided to encourage patrons to revisit on weekend evenings. A signature element of our full size coffeehouses is a coffee bar, where customers can sit at a barstool and watch the barista prepare espresso-based drinks, similar to the way patrons in traditional pubs and taverns interact with the bartender and other customers at the bar.

  Wholesale Segment

        We presently have over 426 wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean's brands. Our current wholesale accounts are in the OCS market, chain restaurants, independent restaurants and other hospitality industry accounts and specialty retailers. Additionally, our franchise agreements require both Gloria Jean's and Diedrich Coffee franchisees to purchase substantially all of their coffee from us, and we record a wholesale gross profit on such sales.

  OCS Market

        We primarily sell our premium coffees to OCS distributors in whole bean and ground coffee form for use in traditional coffee brewing equipment found in most office environments. During fiscal 2000, we entered into a Licensing Agreement with Keurig, Inc. whereby we utilize Keurig's patented single-serve coffee brewing technology and its existing extensive distribution channels within the OCS market. During fiscal 2002, we sold over 21 million individual serving "K-cups" of both Diedrich Coffee and Gloria Jean's coffee through this distribution channel. Keurig is presently developing a variation of its OCS market brewing technology for at home use by consumers, and we intend to participate actively in that Keurig market as well if at home use is successfully established.

  Chain Restaurants

        As specialty coffee has grown in overall popularity, restaurant customers are demanding a high quality cup of coffee as a supplement to a fine meal. Our chain accounts include Ruby's Restaurants, Ruth's Chris Steakhouse (California and Arizona locations), and Islands Restaurants. We not only supply coffee to these customers, but also approve their equipment and train their employees to ensure that the quality of coffee served meets our rigorous quality standards. It is common for our chain restaurant wholesale customers to specify in their menus that they serve Diedrich Coffee or Gloria Jean's coffee, providing us with additional exposure to the restaurants' patrons.

  Other Unaffiliated Wholesale Accounts

        We also supply coffee on a wholesale basis to a number of smaller, often independent, operators in the restaurant and hospitality industries and specialty retailers. These wholesale accounts are typically in the same geographic areas where our retail outlets have created strong brand awareness and demand. We are careful to balance the benefit of new wholesale accounts near our existing retail outlets against the risk of "cannibalization" of these units. This risk can be successfully managed. Many of our wholesale accounts, such as hotels, restaurants, golf course snack bars and airport concessions have their own "captive" customer base. In such cases, the risk of cannibalization is minimal, since a customer would not likely stop their activity in such locations to visit one of our coffeehouses or mall based coffee stores for a beverage, and then return to their previous activity at those wholesale customer locations. Additionally, if sales conflicts arise as we develop new retail locations in the future, we can cease selling to then-existing wholesale accounts.

Growth Strategy

        Retail Segment Growth.    We expect future growth in our retail segment to occur in two ways: via comparable store sales growth in each of our retail brands, and from new retail unit growth. New unit growth will be achieved primarily through the development of new Gloria Jean's mall coffee stores and Diedrich Coffee coffeehouses by franchisees. This development is expected to occur throughout the United States, as well as internationally for Gloria Jean's. For Diedrich Coffee, franchise development will occur less rapidly, relative to Gloria Jean's, due to the relatively small size of the Diedrich system at the present time, and few existing franchisees. New unit growth for Diedrich will be concentrated almost exclusively in southern California, where existing brand awareness and our retail unit support infrastructure is the greatest, and expand out from that base over time into areas of geographic proximity. In the near term, retail growth under our Coffee People brand will occur exclusively through comparable store sales growth, as no new retail units are planned presently.

        For the foreseeable future, development of new retail locations by the Company will be undertaken on a very selective basis. For both Gloria Jean's and Diedrich, such new company-store development will be done primarily for the purpose of facilitating new franchise development, rather than as part of a deliberate strategy to increase the size of the Company-operated retail unit portfolio. Therefore, increased development of new retail units by the Company will likely be accompanied by increased sales of Company-operated retail units to franchisees. For a variety of reasons, retail units sold by the Company to franchisees in any given period may not necessarily coincide precisely with the specific new units developed by the Company in that same period. Development of new retail units by the Company is expected to support new franchise development in a number of ways, including opportunistically obtaining control of good locations as they become available, increasing awareness of our specialty coffee brands by real estate developers and landlords of prime retail properties as they develop new retail venues, and by prospective retail coffeehouse customers, improving the cost effectiveness of architectural plans for new prototypes, and leveraging purchasing efficiencies system-wide for new unit equipment and fixtures packages, and increasing awareness among prospective franchisees and their lenders.

  Gloria Jean's Franchise Growth

        Since the acquisition of Gloria Jean's in 1999, we have made a number of modifications to the Gloria Jean's franchising business model to strengthen the Gloria Jean's system. A new form of franchise agreement was adopted which incorporated many provisions common in other successful franchise systems. Screening of financial qualifications of franchise candidates has been improved in terms of consistency and accuracy. Franchisees are now encouraged to obtain their own master leases directly from mall owners, rather than subleasing their locations from Gloria Jean's. Franchisees are required to hire their own architects and contractors to develop new Gloria Jean's locations to approved specifications. Our training program has been completely redesigned in order to improve the quality of store level operations, product quality and the consistency of brand standards. While we feel that these and other changes to the Gloria Jean's franchising model will ultimately result in a stronger Gloria Jean's franchise system, they may result in slower domestic franchise growth in the near term.

        Another factor we must overcome in the near term to resume domestic unit growth for Gloria Jean's is a shortage of projects in our new unit development "pipeline," or inventory of new unit deals in progress. This shortage resulted from our focus on improving the foundation for future franchise development during the past several years since we acquired Gloria Jean's, rather than on opening new retail units. As part of this strengthening of the existing retail base, it was necessary to allow many of the weaker performing and poorer sales potential locations to close. Additional gaps in the flow of new franchise units resulted from several periods where our franchise registration status (required by law to sell new franchises) was temporarily interrupted during certain periods when our financial position was less stable than it is today, and frequent updates of our registration was required.

        There were 13 "premature" franchise unit closures (closures prior to the natural expiration of the underlying master lease) during the most recent fiscal year, for a variety of reasons, and nine other franchise units which closed during the same period because they had reached their lease expiration dates and the underlying leases were not renewed. Retail units in this latter category were most commonly closed because it did not make economic sense to renew the related leases, based on the rent increase required by the landlord, changes in the retail tenant mix (including new competition), desirability of the location, and other factors. We expect to see a significantly lower annual rate of premature unit closures by franchisees in future years, compared to fiscal 2002. However, we continue to anticipate that retail unit closures will occur each year at levels similar to historical trends because of the non-renewal of leases upon their expiration. Therefore, it may be several years before we are able to open a sufficient number of new domestic retail units to offset the cumulative number of unit closures during the same time period, for cumulative net growth in domestic retail unit count compared to the end of fiscal 2002.

        Gloria Jean's has been very successful establishing coffeehouses internationally through Area Development Agreements, and has added a net of 78 new international franchise units during the past two fiscal years. International franchisees operated 140 Gloria Jean's retail locations in 10 countries at July 3, 2002, and we anticipate continued strong growth internationally through existing Area Development Agreements during fiscal 2003. We will also seek to execute new Area Development Agreements and Master Franchise Agreements in order to expand Gloria Jean's international penetration to additional countries in the future.

  Diedrich Coffee Franchise Growth

        Our franchise growth strategy for the Diedrich Coffee brand is to attract experienced franchise developers who will develop new retail coffeehouses, kiosks and carts in existing markets, primarily in southern California. We intend to utilize development agreements with new franchise operators, who would be required to commit to build three or more coffeehouses.

        Central to this strategy will be to leverage Diedrich's existing brand awareness and retail operating unit base in central and south Orange County, California, to achieve penetration of this "core" market. Once this is accomplished, our plan is to develop additional franchised retail units in new markets, expanding outwardly from the core market in concentric rings, and focusing sequentially on the next highest priority areas for expansion. Therefore, north Orange County, southern Los Angeles County and northern San Diego County, all of which are in close geographic proximity to Diedrich's existing core base of retail coffeehouses, but which presently have no Diedrich units, would be our next priority once Orange County is nearing maximum penetration. Likewise, once a base of coffeehouses has been successfully established in these immediately adjacent markets, the next sphere of opportunity would include parts of the greater Los Angeles and San Diego metropolitan areas progressively further from Orange County. It should be noted that growth potential under such a "concentric rings" strategy would be significant, even though concentrated within a single region, because of the significant population of southern California. Based upon the 2000 census, the five county metropolitan Los Angeles area (which includes Los Angeles, Orange, Riverside, San Bernardino and Ventura Counties) presently has a population in excess of 15 million people, while San Diego County has a population in excess of 2 million people. We believe that this strategy maximizes the likelihood of success of new retail units because of the heightened brand awareness and operational efficiencies.

        As will be the case for our Gloria Jean's brand, new Diedrich units we open as company-operated coffeehouses will be undertaken on a very selective basis, and primarily as a way to facilitate our franchising initiative described above. Also as in the case of our Gloria Jean's operations, we may periodically sell certain company operated Diedrich locations to franchisees as part of this same strategy.

        As of July 3, 2002 we had two area development agreements in effect with franchisees, both of which are for areas outside of California. We anticipate that one of these development agreements will be terminated and the other amended during fiscal 2003, resulting in commitments for approximately three new franchise locations. These figures do not reflect commitments related to any new franchise development agreements we may execute during fiscal 2003.

        Wholesale Distribution Growth.    We have taken significant steps to build our wholesale sales organization over the past two years, and we are actively seeking new distribution channels for our products. We intend to pursue continued growth within our OCS wholesale business by expanding the number of distributors who carry our Keurig Premium Coffee Systems ™ lines of coffees and our whole bean and ground coffee product lines as well. We also offer our coffees on our internet website, and believe that this channel of distribution has significant long term growth potential.

Franchise Support Programs

        We provide a variety of support services to our franchisees. These services include:

  •
  training

  •
  business consultation

  •
  marketing

  •
  product sourcing

  •
  volume purchasing savings

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

Marketing

        Our primary marketing strategy is to develop the Gloria Jean's and the Diedrich Coffee brand through penetration of new and existing markets via franchise growth. The wholesale segment's sales of our branded products in the office coffee service market, chain restaurants, and other venues also helps ensure the visibility of our brands. Our marketing efforts are based upon the belief that the proprietary roast recipes and our commitment to quality and freshness deliver a distinctive advantage in our products. We use word-of-mouth, local store marketing and the inviting atmosphere of our coffeehouses and mall coffee stores to drive brand awareness and comparable store sales growth. We also conduct in-store coffee tastings, provide brewed coffee at local neighborhood events, and donate coffee to local charities to increase brand awareness and product trial in the communities where our coffeehouses and mall coffee stores are located.

Product Supply and Roasting

  Sourcing

        Coffee beans are an agricultural product grown commercially in over 50 countries in tropical regions of the world. The price and supply of coffee are subject to significant volatility. There are many varieties of coffee and a range of quality grades within each variety. Although the broader coffee market generally treats coffee as a fungible commodity, the specialty coffee industry focuses on the highest grades of coffee. We purchase premium grade arabica coffee beans that we believe to be the best available from each producing region.

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

        We compete with a growing number of specialty coffee retailers including Starbucks, Coffee Beanery Ltd., Caribou Coffee, Barnie's, Tully's, New World Coffee & Bagels, Peet's Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than us. A number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble, and Nestle, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for our coffees. Other specialty coffee companies including Starbucks, Seattle's Best Coffee, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters, sell whole bean coffees in supermarkets and variety and discount stores.

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

Intellectual Property

        We own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Diedrich Coffee®, Gloria Jean's®, Coffee People®, Motor Moka®, Aero Moka®, Wiener Melange Blend®, Harvest Peak®, and Flor de Apanas®, as well as other slogans, product names, design marks and logos. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks. We also own registrations and have applications pending in numerous foreign countries for the protection of the Diedrich Coffee and Coffee People trademark and service mark. These trademark registrations can generally be renewed as long as we continue to use the marks protected by the registrations. The Gloria Jean's and Diedrich Coffee trademarks are material to our business. We also own a number of common law service marks and trademarks in the United States including "Gloria Jean's Coffee Bean." We have also received trademark and service mark protection for the name Coffee People and related marks in Canada and Japan. We own copyrights on our promotional materials, coffeehouse graphics and operational and training materials. We do not believe that any of these copyrights, valuable as they are, are material to our business.

Employees

        At July 3, 2002, we employed a work force of 882 people, 415 of whom were employed full-time. None of our employees are represented by a labor union, and no employees are currently covered by collective bargaining agreements. We consider our relations with our employees to be good. We regularly review our employee benefits, training and other aspects of employment to attract and to retain valuable employees and managers.

Government Regulation

        In addition to the laws and regulations relating to the food service industry, we are subject to Federal Trade Commission regulation and state laws that regulate the offer and sale of franchises as well as the franchise relationship. The FTC's Trade Regulation Rule relating to Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures generally requires us to give prospective franchisees a franchise offering circular containing information prescribed by the rule. A number of states have laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship. These laws generally require registration of the franchise offering with state authorities before making offers or sales and regulate the franchise relationship by, for example:

  •
  prohibiting interference with the right of free association among franchisees;

  •
  prohibiting discrimination in fees and charges;

  •
  regulating the termination of the relationship by requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, and an opportunity to cure a default;

  •
  requiring repurchase of inventories in some circumstances;

  •
  restricting nonrenewal by the franchisor;

  •
  limiting restrictions on transfers or inheritance of the franchisee's interests; and

  •
  regulating placement of competing units that might adversely affect the franchisee's results.

Failure to comply with these laws may adversely affect us. Any changes to the FTC rule or state franchise laws, or future court or administrative decisions, however, could affect our franchise business. There are also extensive federal, state and local government regulations relating to the development and operation of food service outlets, including laws and regulations relating to: building and seating requirements; the preparation and sale of food; cleanliness; safety in the workplace; and accommodations for the disabled. Our relationship with our employees is also subject to regulation, such as: minimum wage requirements; anti-discrimination laws; overtime and working conditions; and citizenship requirements.

Risk Factors and Trends Affecting Diedrich Coffee and Its Business

Historical losses may continue and, as a result, the price of our common stock may be negatively affected.

        Although Diedrich Coffee had net income of $1,269,000 for the fiscal year ended July 3, 2002, we had a net loss of $3,988,000 for the fiscal year ended June 27, 2001, a net loss of $22,423,000 for the fiscal year ended June 28, 2000, and net losses of $2,562,000, $9,113,000, and $986,000 for the fiscal years ended January 1999, 1998, and 1997, respectively. We may not be able to sustain profitability.

If we are not able to grow our business, the results of our operations and our financial condition may be adversely impacted.

        As of July 3, 2002, we operated 52 Diedrich Coffee or Coffee People retail locations, which we managed on a day-to-day basis, and had 12 franchised Diedrich Coffee coffeehouse locations. We also had 313 Gloria Jean's retail locations, of which 295 were franchised. Our Gloria Jean's retail locations are principally located in malls. To grow, we must:

  •
  attract single and multi- store franchisees for our Gloria Jean's brand in the United States, and multi-store franchisees and franchise area developers internationally;

  •
  continue to upgrade products and programs at Gloria Jean's;

  •
  expand wholesale sales of Diedrich Coffee and Gloria Jean's;

  •
  attract franchise area developers for Diedrich Coffee and Gloria Jean's in the United States and internationally;

  •
  obtain (or have our franchise area developers obtain) suitable sites at acceptable costs in highly competitive real estate markets;

  •
  hire, train and retain qualified personnel;

  •
  integrate newly franchised or corporate locations into existing product distribution;

  •
  improve inventory control, marketing and information systems; and

  •
  impose and maintain strict quality control from green coffee acquisition to the fresh cup of brewed coffee in a customer's hand.

        Implementation of our growth strategy may divert management's attention from other aspects of our business and place a strain on management, operational and financial resources, and accounting systems. Future inability to grow our business may adversely affect the results of our operations and our financial condition.

Our franchisees could take actions that could harm our business.

        Franchisees are independent contractors and are not our employees. We provide training and support to our franchisees, and the terms of our franchise agreements require franchisees maintain certain minimum operating standards; however, the quality of franchised operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate coffeehouses in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other personnel. In other instances, franchisees may operate their units in conformity with operating standards and specifications required, yet fail to meet their financial obligations to us under the franchise agreement or the sublease for the location, or to vendors, lenders or other creditors. While we have certain contractual remedies in such instances of default, enforcing such remedies typically requires litigation, and therefore our image and reputation, and the image and reputation of other franchisees, may suffer until such litigation is successfully concluded. If a significant number of franchisees were to be in default simultaneously, a larger number of franchise units could be terminated in a given time period than we would be able to re-franchise, or absorb into our company-operated unit base, and system-wide sales could significantly decline. If such an outcome were to occur, we might also be unable to meet our obligations to mall landlords for early termination of the master leases for such locations, which we typically guarantee.

Our growth through franchise area development may not occur as rapidly as we currently anticipate.

        Our ability to recruit, retain and contract with qualified franchise area developers has become, and will continue to be, increasingly important to our operations as we expand. In addition, the coffeehouses contemplated in existing franchise area development agreements may not open on the anticipated development schedule. Our franchisees are dependent upon the availability of adequate sources of financing on acceptable terms in order to meet their development obligations, and the credit markets for such franchise financing have historically been somewhat volatile. Prospective franchise lenders have historically been cautious in their approach to financing smaller or newer, less established retail brands vis-à-vis larger and more established franchised systems. Such financing may not be available to our franchised area developers, or only available upon disadvantageous terms. Our franchise development strategy may not enhance our results of operations. Failure to execute on our strategy to grow through franchise area development would harm our business, financial condition and results of operations.

Our operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

        Our operating results will fluctuate from quarter to quarter as the result of a number of factors, including:

  •
  fluctuations in prices of unroasted coffee;

  •
  labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;

  •
  the number, timing, mix and cost of coffeehouse and mall coffee store openings, franchises, acquisitions or closings;

  •
  comparable store sales results;

  •
  changes in consumer preferences; and

  •
  the level of competition from existing or new competitors in the specialty coffee industry.

        From time to time in the future, our operating results likely will fall below the expectations of investors and public market securities analysts. Quarterly fluctuations, for any reason, could cause our stock price to decline. Also, our business is subject to seasonal fluctuations. The November—December holiday season generally experiences the highest sales. In contrast, hot weather tends to depress sales of hot coffee and espresso drinks, especially unseasonably warm weather. Consequently, we will continue to experience significant fluctuations in quarterly results.

        In addition, if we were to open additional Company owned-coffee houses in the future, we would incur significant pre-opening expenses, and the new coffeehouses would likely experience an initial period of operating losses. As a result, the opening of a significant number of Company-owned coffeehouses in a single period would have an adverse effect on our results of operations. Due to the foregoing, we believe that period-to-period comparisons of our historical or future operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.

Because we have only one roasting facility, a significant interruption in the operation of this facility could potentially disrupt our operations.

        We have only one coffee roasting and distribution facility. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis.

Future changes in minimum wage requirements could adversely affect our business, financial condition, results of operations or cash flows.

        A number of our employees are subject to various minimum wage requirements. Many of our employees work in retail locations located in California and Oregon, and receive salaries equal to those states' minimum wage laws, which salaries currently exceed the federal minimum wage. There can be no assurance that further increases will not be implemented in these or other jurisdictions in which we operate or seek to operate. There can be no assurance that we will be able to pass additional increases in labor costs through to our guests in the form of price adjustments and, accordingly, such minimum wage increases could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may not be able to renew leases or control rent increases at our retail locations.

        All of our 70 Company-operated coffeehouses are presently on leased premises. Gloria Jean's stores are generally leased by an indirect subsidiary of Coffee People, although in most cases, the franchisees pay their rent directly to their landlord. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, these leases may not be renewed. If they are renewed, rents may increase substantially. Either of these events could adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value.

Our industry is highly competitive and we may not have the resources to compete effectively.

        With low barriers to entry, competition in the industry is expected to increase from national and regional chains, franchise operators and local specialty coffee stores. Our whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, variety and discount stores, and a growing number of specialty coffee stores. Many specialty coffee companies, including Starbucks, Seattle's Best Coffee, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters sell whole bean coffees through these channels. In our sale of coffee beverages and espresso drinks, we compete directly against all other specialty grade coffee roasters, coffeehouses, espresso/coffee bars and mall coffee stores, as well as against restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts, and stores. Our competition at this level includes a growing number of specialty coffee retailers, including Starbucks, Seattle's Best Coffee, Barnie's, Coffee Beanery Ltd., Caribou Coffee, Peet's Coffee, Tully's Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than us. In addition, we compete to draw customers of standard or commercial coffee, and consumers of substitute coffee products manufactured by a number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble and Nestle, to specialty grade coffee.

        We believe that our customers choose among retailers primarily on the basis of product quality, service, coffeehouse ambiance, convenience, and, to a lesser extent, on price. The performance of individual coffeehouses or mall coffee stores may also be affected by factors such as traffic patterns and the type, number and proximity of competing coffeehouses or mall coffee stores. In addition, factors such as inflation, increased coffee bean, food, labor and employee benefit costs, and the availability of experienced management and hourly employees may also adversely affect the specialty coffee retail business in general and our coffeehouses and mall coffee stores in particular.

Growth of our international operations may be adversely affected by factors outside of our control.

        We have 140 Gloria Jean's franchised stores located outside of the United States and its territories. As part of our growth strategy, we will be seeking franchise developers internationally for Gloria Jean's stores. As a result, our business and operations will be increasingly subject to the risk of changes in economic conditions and, to a lesser extent, changes in social and political conditions inherent in foreign operations, including changes in U.S. laws and regulations relating to foreign trade and investment. In addition, consumer tastes vary from region to region, and consumers located in the regions in which we intend to expand our retail operations may not be as receptive to specialty coffees as consumers in existing markets.

We must repay approximately $3.0 million in bank debt by March 2005. If we are not able to successfully manage our repayment strategy, or if we are unable to maintain compliance with our new financial covenants, our lender may declare us to be in default and exercise its contractual remedies.

        If we are unable to comply with the terms of the financial covenants contained in our Credit Agreement, our lender may declare a default and immediately accelerate the due date of our outstanding loans. If we are unable to repay our outstanding loans when asked to do so by the lender, the lender may exercise any one or more of the remedies available to it, including foreclosing on the assets pledged to support the loan, which includes virtually all of our assets. The lender may also require our subsidiaries to repay amounts outstanding because each of our subsidiaries is a co-borrower under the Credit Agreement.

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

Compliance with health, franchising and other government regulations applicable to us could have a material adverse affect on our business, financial condition and results of operations.

        Each retail location and roasting facility is and will be subject to licensing and reporting requirements by numerous governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments relating to the development and operation of retail locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any or all of these laws or regulations could have a material adverse affect on our business, financial condition and results of operations. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new retail locations, or could materially and adversely affect the operation of existing retail locations. In addition, we may not be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective and timely basis in order to construct and develop retail locations in the future.

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

        Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. The loss of services of these individuals could disrupt operations. Although Diedrich Coffee has employment agreements with each of its executive officers, any of its executive officers can terminate their employment if he or she chooses to do so. In addition, our success and the success of our franchisees will depend upon our and their ability to attract and retain highly motivated, well-qualified retail operators and other management personnel, as well as a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Our inability to recruit and retain such individuals may delay the planned openings of new retail locations or result in higher employee turnover in existing retail locations, which could have a material adverse effect on our business or results of operations.

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

        Our business is primarily centered on one product: fresh specialty grade coffee. To date, our operations have been limited to primarily the purchase and roasting of green coffee beans and the sale of whole bean coffee, coffee beverages and espresso drinks through our franchise coffee stores, coffeehouses, and wholesale coffee and mail order businesses. Any decrease in demand for coffee would have a material adverse effect on our business, operating results and financial condition.

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

Recent Developments

        As described more fully in the Notes to the accompanying Consolidated Financial Statements, we recorded an asset impairment and restructuring cost charge of $158,000 during the fourth quarter of fiscal 2002. This charge was recorded primarily to write down the carrying value of three coffeehouses we operate, and to reflect additional costs we expect to incur to terminate our remaining lease obligations on four other subleased locations which we no longer operate.

        On May 3, 2002 we announced that J. Michael Jenkins, our Chief Executive Officer, had passed away after failing to recover from gastric cancer. Philip G. Hirsch, who commenced his employment with us as interim CEO when Mr. Jenkins resigned from Diedrich Coffee shortly before his death, assumed the role of Chief Executive Officer effective September 1, 2002.

        On June 19, 2002 we announced that we had executed a seven year agreement with Keurig, Inc. to utilize its patented single-serve coffee brewing technology and distribution network in the Office Coffee Service market. This was a long term extension of a short term agreement we had previously been operating under, since June 2000.

        On September 3, 2002, we entered into a new Credit Agreement with United California Bank in order to, among other things, repay the balance of all remaining amounts owed to Fleet National Bank under our prior credit agreement. We immediately borrowed $3,000,000 under the new agreement, and repaid all amounts owed to Fleet on September 3, 2002, the amended maturity date of our loan from Fleet. The terms of our new Credit Agreement are discussed in detail below, under the caption "Outstanding Debt and Financing Arrangements," and in Notes 8 and 17 to the accompanying Consolidated Financial Statements.

Item 2. Properties.

Office Space and Plant

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

Company-Owned Locations

        In addition, as of July 3, 2002, we were a party to leases for a total of 70 Company-operated retail locations. During fiscal year 2002, we closed 21 locations. Our Company-operated retail locations on leased premises are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or if renewed, that rents will not increase substantially, both of which would adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial increases or are subject to renewal with a scheduled rent increase, which could result in rents being above fair market value.

Franchised Stores

        All of our Gloria Jean's locations are operated on leased premises, most situated in regional malls, 173 of which are located in the United States and 140 of which are located in foreign countries. A majority of the leased premises presently occupied by domestic Gloria Jean's franchised outlets are leased by us, and we have entered into sublease agreements with the franchisee on a cost pass-through basis. Gloria Jean's, however, remains obligated under the lease in all such cases. In the future, franchisees will in most cases be required to enter into master leases directly with the mall owner, as well as in the case of renewals of existing location leases as they come up for renewal. Gloria Jean's stores are designed to accommodate locations in various sizes, ranging from 170 square foot kiosk outlets (which sell principally coffee drinks and other beverages) to 2,000 square foot full service stores.

Item 3. Legal Proceedings.

        In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of September 27, 2002, we were not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is reported on the Nasdaq National Market System under the symbol "DDRX." The following table sets forth, for the periods indicated, the range of high and low trading prices for the common stock as reported on the Nasdaq National Market System.

	Price Range(1)
Period
	High	Low
Fiscal Year Ended June 27, 2001
Twelve Weeks Ended September 20, 2000	$11.50	$5.25
Twelve Weeks Ended December 13, 2000	7.88	1.00
Twelve Weeks Ended March 7, 2001	5.62	1.00
Sixteen Weeks Ended June 27, 2001	5.04	2.00
Fiscal Year Ended July 3, 2002
Twelve Weeks Ended September 19, 2001	4.11	2.47
Twelve Weeks Ended December 12, 2001	6.38	2.10
Twelve Weeks Ended March 6, 2002	4.11	3.00
Seventeen Weeks Ended July 3, 2002	3.85	2.36
Fiscal Year Ended July 2, 2003
Twelve Weeks Ended September 25, 2002	4.88	1.50

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

        At September 27, 2002, there were 5,161,267 shares outstanding and 713 stockholders of record of our common stock. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table summarizes the equity compensation plans under which our common stock may be issued as of July 3, 2002.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	366,742	$9.11	249,750
Equity compensation plans not approved by security holders	—	—	—

Total	366,742	$9.11	249,750

Item 6. Selected Financial Data.

        In an effort to align our fiscal year with that of Coffee People, which we acquired on July 7, 1999, we changed our year end from a fiscal year ending the Wednesday before January 31 to a fiscal year ending on the Wednesday closest to June 30. Accordingly, the selected financial data below includes information as of and for the twenty-two weeks ended June 30, 1999 and as of and for the twenty-six weeks ended July 29, 1998, in addition to the last four fiscal years. This reporting schedule generally results in three 12-week quarters and one 16-week quarter during the fourth fiscal quarter, for a total of 52 weeks. However, due to the alignment of the calendar in 2002, the fiscal year ended July 3, 2002 contains 17 weeks during the fourth fiscal quarter, for a total of 53 weeks. The following selected financial data may not be indicative of our future results of operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 24, and should be read in conjunction with our consolidated financial statements and related notes.

	Fiscal Year ended July 3, 2002(A)	Fiscal Year ended June 27, 2001	Fiscal Year ended June 28, 2000	Twenty-Two Weeks Ended June 30, 1999	Fiscal Year Ended January 27, 1999	Twenty-Six Weeks Ended July 29, 1998
	(in thousands, except per share data)
Statement of Operations Data:
Net Revenue:
Retail sales	$38,658	$46,925	$48,308	$8,786	$21,248	$10,629
Wholesale and other	16,681	18,545	19,081	1,467	2,767	1,324
Franchise revenue	6,868	6,742	6,592	109	200	—

Total revenue	62,207	72,212	73,981	10,362	24,215	11,953

Costs and expenses:
Cost of sales and related occupancy costs	30,439	36,197	38,240	4,600	10,849	5,395
Operating expenses	17,625	20,779	20,646	3,795	8,887	4,852
Depreciation and amortization	2,384	4,445	4,331	1,212	1,941	944
General and administrative expenses	9,772	10,759	15,734	2,013	4,790	2,088
Provision for asset impairment and restructuring costs	547	2,867	16,370	799	—	—
(Gain)/loss on asset disposals	(423)	(173)	(24)	4	4	—

Total costs and expenses	60,344	74,874	95,297	12,423	26,471	13,279

Operating income (loss)	1,863	(2,662)	(21,316)	(2,061)	(2,256)	(1,326)
Interest expense and other, net	(537)	(1,290)	(1,088)	(285)	(302)	(177)

Income (loss) before income tax provision	1,326	(3,952)	(22,404)	(2,346)	(2,558)	(1,503)
Income tax provision	57	36	19	3	4	(4)

Net income (loss)	$1,269	$(3,988)	$(22,423)	$(2,349)	$(2,562)	$1,507

Basic and diluted net income (loss) per share(B)	$0.25	$(1.16)	$(7.19)	$(1.52)	$(1.73)	$(1.04)

Balance Sheet Data:
Working capital (deficiency)	$809	$(819)	$(4,216)	$(2,122)	$(655)	$(549)
Total assets	28,280	31,891	40,330	11,465	12,736	13,026
Long-term debt and obligations under capital leases, less current portion	2,832	4,219	10,252	2,739	2,783	3,020
Total stockholders' equity	$17,744	$16,613	$15,122	$3,780	$6,027	$6,604

(A)
Includes 53 weeks of operation.

(B)
All share and per share information has been adjusted to reflect our one-for-four reverse stock split which was effective May 9, 2001.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

        Management's discussion and analysis of results of operations and financial condition is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. Our discussion is organized as follows:

  •
  Overview.  This section provides a general description of Diedrich Coffee's business, as well as recent significant transactions that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

  •
  Results of operations.  This section provides an analysis of the Company's results of operations for all three years presented in the accompanying consolidated statement of operations.

  •
  Financial condition and liquidity.  This section provides an analysis of the Company's cash flows, as well as a discussion of the Company's outstanding debt and commitments, both firm and contingent, that existed as of July 3, 2002. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments, as well as a discussion of other financing arrangements.

  •
  Critical accounting policies.  This section discusses those accounting policies that both are considered important to the Company's financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of the Company's significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

  •
  New accounting pronouncements.  This section discusses new accounting pronouncements, dates of implementation and impact on the Company's accompanying consolidated financial statements, if any.

OVERVIEW

        Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our Company operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis in the Office Coffee Service market, and to other wholesale customers, including restaurant chains and other retailers. Our brands include Diedrich Coffee, Gloria Jean's Coffees, and Coffee People. We operate a limited number of kiosks under the Coffee Plantation brand name. As of July 3, 2002, we owned and operated 70 retail locations and franchised 307 other retail locations under these brands, for a total of 377 retail coffee outlets. Our retail units are located in 37 states and 10 foreign countries. We have 426 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants, and others. We operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

        Our predecessor company, Carl E. Diedrich & Sons, Inc., commenced operations in Orange County, California in 1972, and changed its name to Diedrich Coffee when its first retail store opened. Diedrich Coffee incorporated in California in 1985. The Company remained a small, family operated business with only three retail locations until 1992, but grew rapidly from 1992 to 1996 through construction of new Diedrich Coffee coffeehouses in Orange County, and the acquisition of coffeehouses operated under other brands in Houston, Denver, and San Diego, which were converted into Diedrich Coffee units. In August 1996, we reincorporated under Delaware law as Diedrich Coffee, Inc., and completed an initial public offering of our common stock in September 1996.

        On July 7, 1999, we acquired Coffee People, Inc. Under the terms of that transaction, Coffee People stockholders received $23.0 million in cash and 1.5 million shares of our common stock. The acquisition was funded from the proceeds of an offering of 4.6 million shares of our common stock, as well as a new bank credit agreement entered into at that time which included a $12 million term loan. The brands acquired as a result of the merger include Gloria Jean's, one of the leaders in the mall coffee store segment with coffee stores in 37 states and 10 foreign countries, Coffee People, based primarily in Portland, Oregon, and Coffee Plantation, based primarily in Phoenix, Arizona.

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

        On September 26, 2000, we executed an amendment to our bank credit agreement, which, among other things, accelerated the maturity date of all of our bank debt to September 2002, and necessitated the sale of certain of our assets to meet amended terms and covenants, including term loan principal payments required prior to the amended maturity date. On September 27, 2000, our President and Chief Executive Officer retired and was replaced by J. Michael Jenkins. Mr. Jenkins had over 30 years of experience in the restaurant industry, having served as Chief Executive Officer of several large restaurant chains.

        Upon his arrival, Mr. Jenkins immediately conducted a careful review of the strengths and deficiencies of the Company in order to identify and implement a prioritized action plan to resolve our liquidity problems. Several significant changes were made as a result of this review, including the immediate termination of development activities and leases for eight of nine new Company operated coffeehouses previously planned to open during fiscal 2001, cancellation of plans to expand a repositioning test for our Gloria Jean's brand in a different retail format and under a modified brand name, and the immediate cessation of all non-essential capital and overhead expenditures.

        During October 2000, we were notified by Nasdaq that we failed to meet a requirement for continued listing of our common stock on the Nasdaq National Market. On January 9, 2001, we announced a restructuring plan which included the relocation of Gloria Jean's administrative support center from central California to Diedrich Coffee's home office in Orange County, California. The plan also included the elimination of 31 support center positions, the planned closure of four existing locations, and the recording of a $780,000 restructuring and asset impairment charge during the third fiscal quarter as a result of these actions.

        On January 18, 2001, we were notified by Nasdaq of our failure to meet a second requirement for continued listing of our stock. Our Board of Directors determined that it would be in our existing stockholders' best interest for the Company to seek an equity infusion, and on January 26, 2001, we retained an investment banking firm to assist us in the process of raising additional equity capital. Our management subsequently met with a number of potential investors who had expressed interest in investing in the Company, and who had executed strict confidentiality agreements, including trading prohibitions. As a result of this process, in February 2001, a Special Committee of our Board of Directors approved, and we entered into a letter of intent with a group of new and current investors, for a sale of newly issued shares of our common stock and warrants.

        On May 7, 2001 a special stockholders' meeting was held, and our stockholders approved this transaction, as well as a one-for-four reverse stock split and an increase in the number of authorized shares of our stock. Under the terms of the transaction, we sold 8,000,000 shares (pre-stock split) of common stock at $0.75 per share, for gross proceeds of $6 million. The investors also received warrants to purchase an additional 2,000,000 shares (pre-stock split) in the future at $1.20 per share (pre-stock split), exercisable for ten years, as well as registration rights requiring us to register all shares to be sold under the transaction. After the repayment of $3.6 million of bank debt from the proceeds of the offering, and approximately $520,000 of associated transaction costs, we retained net proceeds of approximately $1.9 million. The cash conservation measures noted above, in conjunction with this equity infusion and related debt reduction, significantly improved our financial condition, and on April 18, 2001, we were notified by Nasdaq that we met all requirements for continued listing of our stock.

        On May 15, 2001 we sold our three company operated coffeehouses in Houston, Texas to a franchisee. Several months later, in October, 2001 we sold our interest in the Coffee Plantation trademarks and brand, and sold or otherwise exited all company-operated retail units in Arizona (with the exception of three kiosks on a college campus). We used half of the net proceeds of these sales to further reduce our bank debt by $1.1 million, and retained an equivalent amount to further strengthen our cash working capital resources. Strategically, these divestitures allowed us to focus our limited resources on supporting company store operations in only two geographic markets rather than in four, and more significantly, supporting only three separate brands going forward rather than four. Accordingly, these sales were an important component of our overall action plan to improve the financial strength of the Company.

        On May 3, 2002, we announced that J. Michael Jenkins, our Chief Executive Officer, had passed away after failing to recover from gastric cancer. Philip G. Hirsch, who had commenced his employment with us in the role of interim CEO when Mr. Jenkins resigned from Diedrich Coffee shortly before his death, assumed the role of Chief Executive Officer effective September 1, 2002.

        On September 3, 2002, we entered into a new Credit Agreement with United California Bank in order to, among other things, repay the balance of all remaining amounts owed to Fleet National Bank under our prior credit agreement. We immediately borrowed $3,000,000 under the new agreement, and repaid all amounts owed to Fleet on September 3, 2002, the amended maturity date of our loan from Fleet. The terms of our new Credit Agreement are discussed in detail below, under the caption "Outstanding Debt and Financing Arrangements," and in Notes 8 and 17 to the accompanying Consolidated Financial Statements.

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship to total revenue of certain items included in the Company's statements of income for the years indicated:

	Year Ended July 3, 2002	Year Ended June 27, 2001	Year Ended June 28, 2000
Net Revenue:
Retail sales	62.2%	65.0%	65.3%
Wholesale and other	26.8	25.7	25.8
Franchise revenue	11.0	9.3	8.9

Total revenue	100.0%	100.0%	100.0%

Cost and Expenses:
Cost of sales and related occupancy costs	48.9%	50.1%	51.7%
Operating expenses	28.3	28.8	27.9
Depreciation and amortization	3.8	6.2	5.9
General and administrative expenses	15.7	14.9	21.2
Provision for asset impairment and restructuring costs	0.9	3.9	22.1
Gain on asset disposals	(0.7)	(0.2)	0.0

Total	96.9%	103.7%	128.8%

Operating income (loss)	3.1%	(3.7)%	(28.8)%
Interest expense and other, net	(0.9)	(1.8)	(1.5)

Income (loss) before income tax provision	2.2	(5.5)	(30.3)
Income tax provision	0.1	0.1	0.0

Net income (loss)	2.1%	(5.6)%	(30.3)%

Year Ended July 3, 2002 Compared To Year Ended June 27, 2001

        Total Revenue.    Total revenue for the year ended July 3, 2002 decreased by $10,005,000, or 13.9%, to $62,207,000 from $72,212,000 for the year ended June 27, 2001. This decrease consisted of decreases in retail sales and wholesale and other sales, partially offset by an increase in franchise revenue. Each component is discussed below.

        Retail sales revenue for the year ended July 3, 2002 decreased by $8,267,000, or 17.6%, to $38,658,000 from $46,925,000 for the year ended June 27, 2001. This decrease represented the net impact of three factors. First, the number of Company stores decreased in the current year versus the prior year because of the closure of eight poorly performing Company-operated locations since the prior year period and the sale of twelve Company-operated Coffee Plantation coffeehouses. The impact of the reduction in retail sales from the unit closures and sales noted above was approximately $8,388,000. A summary of Company and franchise retail unit activity for both fiscal 2002 and 2001 can be found above under the caption "Diedrich Coffee's Business Model—Retail Outlets." Second, our fiscal year ended July 3, 2002 contained 53 weeks, whereas our fiscal year ended June 27, 2001 included only 52 weeks. The impact of this extra week on comparable store sales was an increase in retail sales of $636,000 during the year ended July 3, 2002 over the prior year. Finally, the balance of the $8,267,000 decrease resulted from a 2.4% decrease in comparable store sales for Company-operated units during the year ended July 3, 2002 as compared to the prior year.

        Wholesale revenue for the year ended July 3, 2002 decreased by $1,864,000, or 10.1%, to $16,681,000 from $18,545,000 for the year ended June 27, 2001. This decrease was primarily the net result of the following factors:

        Sale of non-coffee products to Gloria Jean's franchisees.    Sales of non-coffee products decreased by $1,574,000 for the year ended July 3, 2002, a 90.5% decrease versus the prior year. These products include paper cups, napkins, sweetener packets, coffee stirrers and coffee related merchandise, such as ceramic mugs and novelties sold in our Gloria Jean's mall-based coffee stores. We began eliminating most of these lower margin or lower turnover products during fiscal 2001 in order to increase our focus on our core coffee operations. Franchisees now purchase these items directly from outside distributors.

        Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $1,207,000 for the year ended July 3, 2002 because of a decrease in the number of domestic franchise stores in the current year. This resulted from the closure of 26 domestic franchise locations and the transfer of 3 domestic franchise locations to Company locations. The decrease in domestic store count was compounded by lower sales volumes at open stores. Gloria Jean's system comparable sales decreased 3.8% versus the prior year period, further reducing roasted coffee usage.

        Coffee sales to restaurants and specialty retailers.    Wholesale coffee sales to restaurants and specialty retailers decreased $630,000, or 24.3% from the prior year. This decrease was primarily due to the loss of two chain restaurant accounts since the prior year.

        Keurig "K-cup" and other Office Coffee Service sales.    Keurig "K-cup" and other Office Coffee Service sales increased by $1,264,000 for the year ended July 3, 2002, a 25.9% increase over the prior year. This is a continuation of a trend over the past 24 months, as we continue to experience solid growth in this line of business. As noted in our quarterly reports, shortly after the end of the third quarter, we became aware of a potential product failure regarding certain production runs of Keurig K-Cups produced and shipped during the third quarter. We immediately notified our wholesale distribution customers of the potential problem and offered to replace any inventory which could be affected. As of July 3, 2002, all replacement product had been shipped, and revenue had been recognized.

        Holiday gift basket sales.    Holiday gift basket sales increased $283,000, or 46.2%, for the year ended July 3, 2002 versus the prior year due to a change in the gift basket program. During the prior year, we sold only the roasted coffee component of the holiday gift baskets to a distributor, who then purchased the remaining components of the gift baskets and sold the finished product to our franchisees. During the current year, we purchased all non-coffee components and sold the finished gift baskets directly to our franchisees.

        Franchise revenue increased by $126,000, or 1.9%, to $6,868,000 for the year ended July 3, 2002 from $6,742,000 for the year ended June 27, 2001. Franchise revenue consists of initial franchise fees and franchisee renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue as discussed in the table under Revenue Recognition in Note 1 in the accompanying Consolidated Financial Statements. The increase in franchise revenue in fiscal 2002 versus fiscal 2001 is the net impact of several factors. Franchise royalties increased by $449,000 for the year ended July 3, 2002 versus the prior year. This was the net impact of a reduction in domestic franchise royalties and an increase in international royalties. Domestic royalties decreased because of the 29-unit reduction in domestic franchise stores and a decline in comparable store sales. International royalties increased because of an increase in the number of units. Initial franchise fees and franchise renewal fees decreased $252,000 for the year ended July 3, 2002 versus the prior year, as a result of fewer franchise agreements signed. Miscellaneous other franchise revenue decreased slightly by $71,000 compared to the prior year.

        Cost of Sales and Related Occupancy Costs.    Cost of sales and related occupancy costs for the year ended July 3, 2002 decreased 15.9% to $30,439,000 from $36,197,000 for the year ended June 27, 2001. On a margin basis, cost of sales and related occupancy costs decreased to 48.9% of total revenue during fiscal 2002 versus 50.1% during fiscal 2001. This is the impact of a 1.2 margin basis point decrease in occupancy costs. The occupancy cost margin improvement resulted primarily from the sale and closure of several under-performing units with high occupancy costs as a percentage of sales, as discussed above in the explanation of the change in retail sales. In addition, we reversed $287,000 in closed store reserves, as settlement amounts came out lower than expected. These reversals were offset by $308,000 in additional store closure costs expensed this year. Cost of sales remained constant at 40.9% of total revenue for both the year ended July 3, 2002 and the year ended June 27, 2001. As noted above, shortly after the end of the third fiscal quarter, we became aware of a product defect regarding certain production runs of Keurig K-Cups produced and shipped during the third quarter. During our fourth quarter, we shipped replacement product at a total cost to us of $178,000. Had this product defect not occurred, cost of sales would have decreased to 40.6% of total revenue for the year ended July 3, 2002, a 0.3 margin basis point improvement from the prior year. This potential 0.3 margin basis point improvement would have resulted from the favorable margin impact of discontinuing the sale of lower margin non-coffee product lines, as noted above in the discussion of changes in wholesale revenue, as well as the closure of eight poorly performing stores as noted above in the discussion of changes in retail revenue.

        Operating Expenses.    Operating expenses for the year ended July 3, 2002 decreased by 15.2% to $17,625,000, from $20,779,000 for the year ended June 27, 2001. On a margin basis, operating expenses decreased to 28.3% of revenue during fiscal 2002 versus 28.8% during fiscal 2001. This favorable 0.5 margin basis point change resulted from several factors. First, average operating margins improved from the closure of eight poorly performing locations and the sale of twelve other locations as discussed above. Second, wholesale and bad debt expense declined significantly as a result of a number of new collection policy initiatives implemented since the prior year. Because of these new collection policy initiatives significant amounts that had previously been reserved for were recovered, and the $685,000 in related bad debt reserves were reversed during the year, as follows: $4,000 during the first quarter, $419,000 during the second quarter, $45,000 during the third quarter, and $217,000 during the fourth quarter. The $685,000 in bad debt reserve reversals was partially offset by $288,000 in expense recognized for new receivable amounts which were deemed to become uncollectible during the year. These favorable factors were offset somewhat by a 2.4% decrease in comparable store sales versus the prior year and an increase in our medical benefit and workers' compensation insurance rates in California. Many operating expenses in a retail unit are semi-fixed and, therefore, represent a higher percentage of revenue when retail sales decline.

        Depreciation and Amortization.    Depreciation and amortization decreased by $2,061,000 to $2,384,000 for the year ended July 3, 2002, from $4,445,000 for the year ended June 27, 2001. $803,000 of this decrease is due to our adoption of SFAS 142 as of the beginning of fiscal year 2002. As required under SFAS 142, we have completed a goodwill impairment test as of June 28, 2001, determined that there is no indication of goodwill impairment as of this date, and discontinued periodic amortization of goodwill. Goodwill amortization expense was recorded during the prior year period. In addition, depreciation decreased due to the closure of eight locations and the sale of twelve locations discussed above. Also, certain assets at our Castroville roasting facility were fully depreciated during the year-ended July 3, 2002.

        General and Administrative Expenses.    General and administrative expense decreased by $987,000, or 9.2%, to $9,772,000 for the year ended July 3, 2002 from $10,759,000 for the year ended June 27, 2001. On a margin basis, general and administrative expenses increased to 15.7% of total revenue for the year ended July 3, 2002 from 14.9% of total revenue for the year ended June 27, 2001. This 0.8 unfavorable margin basis point change for the year ended July 3, 2002 resulted from several factors. As noted above, our medical benefit and workers' compensation insurance rates in California increased during the year ended July 3, 2002. This increase was largely offset by a restructuring plan specifically intended to reduce overhead. This restructuring plan eliminated ten support center positions in January 2002.

        Asset Impairment and Restructuring Costs.    Asset impairment and restructuring costs decreased to $547,000 for the year ended July 3, 2002 from $2,867,000 for the year ended June 27, 2001. During fiscal 2002, we recorded asset impairment charges of $195,000, associated with five of our Company locations. This charge was partially offset by an asset impairment reversal of $58,000 to write up the book value of a parcel of land based on proceeds received from its subsequent sale. At the end of fiscal 2002, we agreed to retake possession of four Arizona locations, which we had sold in fiscal 2001. A charge of $89,000 was recorded to reflect the net present value of the remaining lease obligations on these four locations. In addition, we recorded severance costs and related employee benefits of $321,000, associated with the elimination of ten support center positions. During fiscal 2001, we recorded asset impairment charges of $1,536,000 for twelve Coffee Plantation stores located in Arizona and $181,000 relating to property in Portland, Oregon which was held for sale, and $455,000 in impairment charges associated with four Company and one franchise operated locations. A charge of $232,000 was also recorded to reflect the net present value of our remaining lease obligations on four of the twelve Arizona locations. In addition, $298,000 in severance costs associated with the relocation of Gloria Jean's support center and the related elimination of a number of administrative positions, and $165,000 in estimated lease termination costs for the planned closure of four under-performing Company operated locations, were recorded in fiscal 2001.

        Gain on Asset Disposals.    Gain on Asset Disposals increased to $423,000 for the year ended July 3, 2002 from $173,000 for the year ended June 27, 2001, primarily due to the fact that 20 stores were either closed or sold during the year ended July 3, 2002 as opposed to only 9 stores closed or sold during the year ended June 27, 2001.

        Interest Expense and Other, Net.    Interest expense and other, net decreased to $537,000 for the year ended July 3, 2002 from $1,290,000 for the year ended June 27, 2001. This decrease is primarily due to a reduction in our bank note payable from $5,543,000 at June 27, 2001 to $3,226,000 at July 3, 2002, and to a lesser degree, to a reduction in our floating interest rate.

        Income Tax Expense.    Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the years ended July 3, 2002 and June 27, 2001. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between fiscal 2002 versus fiscal 2001 is due to changes in state income taxes owed in conjunction with the portfolio of Company operated Gloria Jean's units, which are located in a variety of states. As of July 3, 2002, a net operating loss for federal income tax purposes of $28,800,000 is available to be utilized against future taxable income for years through fiscal 2022, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.

Year Ended June 27, 2001 Compared To Year Ended June 28, 2000

        Total Revenue.    Total revenue for the year ended June 27, 2001 decreased by $1,769,000, or 2.4%, to $72,212,000 from $73,981,000 for the year ended June 28, 2000. This decrease consisted of decreases in retail sales, wholesale sales, and franchise revenue. Each component is discussed below.

        Retail sales revenue for the year ended June 27, 2001 decreased by $1,383,000, or 2.9%, to $46,925,000 from $48,308,000 for the year ended June 28, 2000. This decrease is the net impact of a $1,410,000 increase in retail sales from an increase in the number of Company store operating weeks versus the earlier period, which was more than offset by a 5.7% decrease in comparable store sales over the same period of time. Note that the number of operating weeks for Company stores was higher during fiscal 2001 versus fiscal 2000 despite the fact that there were fewer Company stores at the end of the later period. This resulted from the relative timing of openings and closings of Company stores in each of the two years. For example, a Gloria Jean's store transferred from franchise to Company operations near the end of fiscal 2000; therefore, while it represented one Company store at the end of both periods, it contributed 52 weeks of Company store operations during fiscal 2001 versus only eight weeks in fiscal 2000, or an increase of 44 Company store operating weeks in fiscal 2001 versus the earlier period. A summary of Company and franchise retail unit activity for both fiscal 2001 and 2000 can be found above under the caption "Business—Diedrich Coffee's Business Model—Retail Outlets.".

        Wholesale revenue for the year ended June 27, 2001 decreased by $536,000, or 2.8%, to $18,545,000 from $19,081,000 for the year ended June 28, 2000. This decrease was primarily the net result of the following:

        Coffee sales to restaurants and specialty retailers.    Wholesale coffee sales to restaurants and specialty retailers decreased $2,634,000, or 50.4%, from the prior year as we shifted our emphasis from sales to restaurants and specialty retailers to sales to our Office Coffee Service wholesale accounts.

        Sale of non-coffee products to Gloria Jean's franchisees.    Sales of non-coffee products decreased by $2,065,000 for the year ended June 27, 2001, a 54.3% decrease versus the prior year. These products include paper cups, napkins, sweetener packets, coffee stirrers, and coffee related merchandise such as ceramic mugs and novelties sold in our Gloria Jean's mall-based coffee stores. We began eliminating most of these lower margin or lower turnover product lines during fiscal 2001 in order to increase focus on our core coffee operations. Franchisees now purchase these items directly from outside distributors.

        Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $1,202,000 for the year ended June 27, 2001 primarily attributable to the closure of 33 franchised locations during the current year. The reduction in coffee sales due to fewer units was offset by a slightly higher sales volume at open stores. Gloria Jean's system comparable sales increased by 0.4% versus the prior period.

        Keurig "K-Cup" and other Office Coffee Service sales.    Keurig "K-Cup" and other Office Coffee Service sales increased by $4,763,000 for the year ended June 27, 2001, a 3,847.5% increase over the prior year as our entry into this market was only in its initial stages of development during fiscal 2000.

        Holiday gift basket sales.    Holiday gift basket sales increased $602,000 to $613,000 for the year ended June 27, 2001 from $11,000 for the year ended June 28, 2000, as our gift basket program was not fully developed until fiscal 2001. Prior to fiscal 2001, the gift basket program was handled by a third party company to whom we sold the coffee.

        Franchise revenue increased by $150,000, or 2.3%, to $6,742,000 for the year ended June 27, 2001 from $6,592,000 for the year ended June 28, 2000. Franchise revenue consists of initial franchise fees and franchisee renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue. The increase in franchise revenue is the net impact of a $111,000 increase in initial franchise fees, franchise fees, and area development fees, and a smaller increase in other franchise revenue, which was partially offset by a slight reduction in franchise royalties. The net royalty reduction resulted from fewer domestic franchise operating weeks versus the prior year, the unfavorable impact of which more than offset the favorable impact from an increase in the number of international franchise unit operating weeks. International franchise units have a lower average royalty rate than domestic franchise units. See also the table under Revenue Recognition in Note 1 to the attached Consolidated Financial Statements.

        Cost of Sales and Related Occupancy Costs.    Cost of sales and related occupancy costs for the year ended June 27, 2001 decreased 5.3% to $36,197,000 from $38,240,000 for the year ended June 28, 2000. On a margin basis, cost of sales and related occupancy costs decreased to 50.1% of total revenue during fiscal 2001 versus 51.7% during fiscal 2000. This represents a 1.6 favorable margin basis point change. This 1.6 favorable margin basis point change was the combined impact of a 1.3 favorable cost of sales margin basis point change and a 0.3 favorable related occupancy margin basis point change. The favorable cost of sales component resulted from the favorable margin impact of discontinuing the sale of lower margin non-coffee product lines, as noted above in the discussion of changes in wholesale revenue. In addition, both cost of sales and occupancy cost margins improved because of the sale and closure of certain under-performing units with high cost of sales and occupancy costs as a percentage of sales, as discussed in the explanation of the change in retail sales above.

        Operating Expenses.    Operating expenses for the year ended June 27, 2001 increased by 0.6% to $20,779,000, from $20,646,000 for the year ended June 28, 2000. On a margin basis, operating expenses increased to 28.8% of revenue during fiscal 2001 versus 27.9% during fiscal 2000. This unfavorable 0.9 margin basis point change is due to unfavorable changes versus fiscal 2000 in the relationship of operating costs for Company retail units, most notably labor and utilities, to the retail sales from those locations, and resulted primarily from the 5.7% comparable store sales decrease versus fiscal 2000 noted above. Labor, utilities and certain other operating expenses in a retail unit are semi-fixed, rather than completely variable based upon volume, and therefore represent a higher percentage of revenue when retail sales in existing locations decline.

        Depreciation and Amortization.    Depreciation and amortization increased by $114,000 to $4,445,000 for the year ended June 27, 2001, or 6.2% of revenue, from $4,331,000 for the year ended June 28, 2000, or only 5.9% of revenue. The increase was primarily due to an increase in goodwill amortization expense, resulting from a reduction in the amortization period for goodwill. During fiscal 2000, all goodwill associated with the Coffee People acquisition was amortized based upon an assumed 40 year useful life. Beginning in fiscal 2001, the estimated useful lives of goodwill components were reevaluated and assigned 30 year or 10 year remaining useful lives, depending upon whether they related to franchise operations acquired or Company store operations acquired, respectively. In addition, the increase in Company store operating weeks versus fiscal 2000 because of unit count changes, as noted above, resulted in additional depreciation expense versus the prior year pertaining to Company operated coffeehouses.

        General and Administrative Expenses.    General and administrative expense decreased by $4,975,000, or 31.6%, to $10,759,000 for the year ended June 27, 2001 from $15,734,000 for the year ended June 28, 2000. As a percentage of total revenue, general and administrative expenses decreased to 14.9% during fiscal 2001 from 21.2% for fiscal 2000. This decrease was the result of several factors. First, significant non-recurring overhead expenses associated with the initial integration of the Coffee People acquisition were incurred in fiscal 2000, the first year following the acquisition. In addition, significant expenses were incurred in fiscal 2000 in conjunction with the recruitment of a number of new senior management personnel to support anticipated rapid national expansion of the Diedrich Coffee franchise system, including recruitment and relocation costs. Such integration and staffing expenses were not significant in fiscal 2001. Second, during October 2000, the Company implemented a number of measures specifically intended to reduce overhead, and in January 2001 we announced a restructuring plan which included the consolidation of our previously separate support centers for Diedrich Coffee and Gloria Jean's, as well as the closure of division field offices in Portland, Oregon and Phoenix, Arizona, and the elimination of 31 overhead positions. Approximately one half of the expected annualized savings from these measures was realized during fiscal 2001, representing favorable overhead expense comparisons versus fiscal 2000.

        Asset Impairment and Restructuring Costs.    Asset impairment and restructuring costs decreased to $2,867,000 for the year ended June 27, 2001 from $16,370,000 for the year ended June 28, 2000. During fiscal 2001, the Company recorded asset impairment charges of $1,536,000 for twelve Coffee Plantation stores located in Arizona and $181,000 relating to property in Portland which was held for sale, and $455,000 in impairment charges associated with four Company and one franchise operated locations. A charge of $232,000 was also recorded to reflect the net present value of our remaining lease obligations on four of the twelve Arizona locations. In addition, $298,000 in severance costs associated with the relocation of Gloria Jean's support center and the related elimination of a number of administrative positions, and $165,000 in estimated lease termination costs for the planned closure of four under-performing Company operated locations, were recorded in fiscal 2001. During the year ended June 28, 2000, the Company recorded $16,370,000 in asset impairment and restructuring charges due to the write-down of goodwill associated with the Coffee People acquisition.

        Interest Expense and Other, Net.    Interest expense and other, net increased slightly to $1,290,000 for the year ended June 27, 2001 from $1,088,000 for the year ended June 28, 2000. The increase is primarily due to a reduction in interest income in fiscal 2001 versus fiscal 2000. The Company had sizable cash reserves on deposit in interest bearing accounts during the first two quarters of fiscal 2000, immediately following receipt of cash proceeds from a public stock offering and a new bank term loan which financed the Coffee People acquisition, and to a lesser degree, during the last two months of fiscal 2001 following an equity infusion in May 2001. Average cash balances deposited in interest bearing accounts were therefore higher during fiscal 2000 than in fiscal 2001, as were average interest rates earned on such cash balances.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

        At July 3, 2002, Diedrich Coffee had working capital of $809,000, total assets of $28,280,000 and $17,744,000 of stockholders' equity, compared to a working capital deficit of $819,000, total assets of $31,891,000 and $16,613,000 of stockholders' equity at June 27, 2001.

Cash Flows

        Cash provided by operating activities totaled $447,000 for the year ended July 3, 2002 as compared to cash used in operating activities of $213,000 for the year ended June 27, 2001. This improvement is the net result of many factors more fully enumerated in the consolidated statements of cash flows in the accompanying consolidated financial statements.

        Net cash provided by investing activities for the year ended July 3, 2002 totaled $1,471,000, as compared with $162,000 in net cash provided by investing activities for the year ended June 27, 2001. During the year ended July 3, 2002, we received $2,187,000 in proceeds from the sale of assets, including $1,203,000 for the sale of twelve Company-operated locations in Arizona, $307,000 for the sale of land and a building in Oregon, and $535,000 for the sale of one Company-operated location in Hawaii. We also received $227,000 in principal payments on notes receivable that were issued by the buyer of the twelve locations in Arizona. These proceeds and notes receivable payments were partially offset by $943,000 in property and equipment expenditures. During the year ended June 27, 2001, the net cash provided by investing activities was primarily due to the fact that proceeds received from the sale of property and equipment were slightly greater than capital expenditures for property and equipment.

        Net cash used in financing activities totaled $2,748,000 for the year ended July 3, 2002, consisting of $2,610,000 in principal payments on long term debt and capital lease obligations and $138,000 in payments related to transaction costs associated with our issuance of common stock during our fiscal year ended June 27, 2001. Net cash provided by financing activities totaled $170,000 for the year ended June 27, 2001. This consisted of $5,536,000 in net proceeds received from the issuance of 8,000,000 shares (pre-reverse split) of our common stock, net of $5,366,000 in principal payments on long term debt and capital lease obligations.

Outstanding Debt and Financing Arrangements

        On July 7, 1999, we entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank), which was secured by a pledge of all of our assets and our subsidiaries' stock. It initially provided for a $12 million term loan and a $3 million revolving credit facility. We did not draw down any borrowings under the revolving credit facility during the time it was in place, although the credit facility currently backs $218,000 of outstanding Letters of Credit. Amounts outstanding under the Credit Agreement did bear interest, at our option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At July 3, 2002, the applicable interest rate was 5.38%, which was based on the Eurodollar rate at the time. The rate could be fixed over periods ranging from one to six months, at the Company's discretion.

        On September 26, 2000, we entered into a First Amendment to the Credit Agreement with Fleet, to amend certain terms of the original Credit Agreement The First Amendment accelerated the maturity date of all remaining amounts owed under the Credit Agreement to the first business day following August 31, 2002, or September 3, 2002. In addition, the First Amendment specified assets that could be sold by the Company, including two pieces of owned real property under existing Company-operated retail locations, and a vacant parcel of owned but undeveloped real property. The First Amendment also permitted the Company to sell certain Company-operated coffeehouses outside of southern California on a franchise basis. The terms of the First Amendment required that Fleet receive 50% of the net proceeds from any of our asset or equity sales. In January 2001, two of the aforementioned pieces of real property were sold in a sale-leaseback transaction for $415,000. $208,000 of the proceeds from the transaction was remitted to Fleet to pay down debt. In May 2001, three Company-operated coffeehouses in Texas were sold for an aggregate of $1,025,000. $448,500 of the proceeds from the sale was remitted to Fleet. Also in May 2001, we sold 2,000,000 shares (post-split) of our common stock in a private sale. $3,600,000 of the proceeds from the sale was remitted to Fleet. In October 2001, twelve Company-operated coffeehouses in Arizona were sold for an aggregate of $1,382,000 in cash and $515,000 in notes receivable. One-half of the cash payment, $596,000, was remitted to Fleet. In December 2001, a parcel of real property along with a building were sold in a sale-leaseback transaction for $325,000. $140,000 of the proceeds from this sale was remitted to Fleet. In May 2002, a Company-operated coffeehouse located in Hawaii was sold for $535,000 in cash. $267,500 of the proceeds was remitted to Fleet. The proceeds from all six sales discussed above were applied solely to reduce the principal balance of our debt to Fleet.

        Additional changes under the terms of the First Amendment to Credit Agreement included a reduction in the maximum amount available to us under the revolving credit facility from $3,000,000 to

$1,293,000, and a restriction that henceforth the credit facility be used only to back up Letters of Credit. The First Amendment to Credit Agreement preserved our ability to obtain third party financing for capital projects and maintenance capital, and increased our flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment to Credit Agreement, Fleet waived the previous financial covenant defaults and agreed to new financial covenant ratios going forward based upon updated financial information and projections we had prepared. In addition to agreeing to reset the ratios previously contained in the financial covenants, we and Fleet agreed to a new covenant under the First Amendment that required us to achieve certain predetermined minimum levels of cumulative principal repayments, in addition to any amounts we had already repaid to-date at the time of the First Amendment and in addition to the revised minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001. We successfully met all such incremental principal repayment obligations to Fleet before the dates specified above, and we generated the funds to do so primarily from the net proceeds of the above mentioned asset sales and stock issuance.

        On September 3, 2002 we entered into a new Credit Agreement with United California Bank, doing business as Bank of the West, or "BOW", in order to repay the balance of all remaining amounts owed to Fleet under our amended Credit Agreement with Fleet. Under the BOW Credit Agreement, we immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay our Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

        Our obligations to BOW under the Credit Agreement are secured by all of our assets, including the stock of each of our subsidiaries (each of which guarantees our obligations under the Agreement), as well as all intangible assets we own, including the intellectual property and trademark assets that we and our subsidiaries own.

        The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts we owe under the term loan must be repaid by March 31, 2005. We are required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's prime rate plus 0.75% or a LIBOR rate plus 2.50%. We may periodically elect to convert portions of our prime rate borrowings into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the Agreement.

        In addition to the term loan, the BOW Credit Agreement provides us with a revolving $1,000,000 credit line for the acquisition of specified coffee packaging equipment. Any amounts we borrow under this line will convert to term loans with monthly principal amortization payments beginning September 30, 2003, and we must repay all outstanding balances by August 31, 2006. We are required to pay interest on any borrowings outstanding under this line of credit on a monthly basis, at an interest rate computed in the same manner as described above for the term loan.

        The BOW Credit Agreement also provides us with two separate $1,000,000 lines of credit for new coffeehouse development, one applicable to borrowings during our fiscal year ending in 2003, and the other to borrowings during our fiscal year ending in 2004. Borrowings under each line of credit will convert to term loans repayable over 36 months, with such repayments beginning July 31, 2003 and due in full by June 30, 2006, in the case of borrowings under the fiscal 2003 line, and beginning July 31, 2004 and due in full by June 30, 2007, in the case of the fiscal 2004 line. We are required to pay interest on borrowings under each line of credit on a monthly basis, computed as described above.

        Finally, the BOW Credit Agreement provides us with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. Our working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw downs against our working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. We may only draw funds against our working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility may be outstanding throughout the year. We may repay amounts that we borrow under the working capital facility at any time, and we may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). All amounts outstanding under our new working capital facility are required to be repaid by August 31, 2003. Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by us immediately upon the date of such payment by BOW. As of September 3, 2002, BOW issued two stand by letters of credit, which back the two outstanding Fleet letters of credit discussed above.

        We are subject to a number of additional restrictions under our new Credit Agreement. These include limitations on our ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon our assets, and pay dividends on or repurchase our common stock. We must also maintain compliance with agreed-upon financial covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth, require us to maintain a specified minimum dollar value level of tangible net worth, require us to maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters, require us to maintain a specified minimum level of profitability, and require us to maintain minimum aggregate cash balances in our various BOW bank accounts of at least $800,000 for all but ten business days each fiscal year.

        Based upon the terms of our new bank Credit Agreement, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash, cash from operations, and funds available under our new Credit Agreement will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

Other Commitments

        The following represents a comprehensive list of our contractual obligations and commitments as of July 3, 2002:

	Payments Due by Period
	Total	2003	2004	2005	2006	2007	Thereafter
	(In thousands)
Note Payable	$3,226	$1,126	$1,200	$900	$—	$—	$—
Capital Leases	1,281	282	242	203	115	44	395
Operating Leases	17,807	3,845	3,399	2,901	2,280	1,500	3,882
Green Coffee Commitments	4,853	2,382	1,571	900	—	—	—

	$27,167	$7,635	$6,412	$4,904	$2,395	$1,544	$4,277

        We are obligated under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for ten to twenty years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are contingently liable on the master leases for 137 franchise locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, who pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for the remaining lease payments. Our maximum theoretical future exposure at July 3, 2002, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $20,328,000. This amount does not take into consideration any mitigating measures we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents.

CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, allowance for bad debt reserves, assets held for sale, fixed asset lives, goodwill, intangible assets, income taxes, self-insurance and workers' compensation reserves, store closure reserves, and contingencies. We believe that the following represent our critical accounting policies and estimates used in the preparation of our consolidated financial statements. The following discussion, however, does not list all of our accounting policies and estimates.

Revenue Recognition—Franchise Operations

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

Valuation of Long- Lived Assets

        We evaluate the carrying value of assets for impairment when the operations of one or more of our brands experience a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or unit closures. Upon the occurrence of a negative event, we estimate the future undiscounted cash flows for the individual units that are affected by the negative event. If the projected cash flows do not exceed the carrying value of the assets allocated to each unit, we write-down the assets to fair value based on: the estimated net proceeds we believe we can obtain for the unit upon sale, the discounted projected cash flows derived from the unit or the historical net proceeds obtained from sales of similar units. The most significant assumptions in our analysis are those used when we estimate a unit's future cash flows. We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information. If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated.

Goodwill

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations", and "Goodwill and Other Intangible Assets". The Company chose to early adopt the provisions of SFAS No. 142 effective June 30, 2001. The Company adopted SFAS No. 141 immediately upon its release. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 28, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Upon the adoption of SFAS No. 142, the carrying value of the Company's goodwill and other intangible assets was determined to not be impaired. Our goodwill impairment analysis uses estimates and assumptions in order to determine the fair value of our reporting units. If our assumptions are incorrect, the carrying value of our goodwill may be overstated.

Store Closure Reserves

        We decide whether to close a unit based on its recent cash flows and its future estimated profitability. We evaluate each unit's performance each financial period. When units perform poorly, we consider the demographics of the location as well as our ability to cause an unprofitable unit to become profitable. Based on management's judgment, we estimate the future cash flows of the unit. If we determine that the unit will not be profitable, and there are no contractual requirements that require us to continue to operate the unit, we close the unit. We establish a reserve for the net present value of the unit's future rents and other fixed costs. The most significant assumptions we make in determining store closure reserves are assumptions regarding the estimated costs to maintain vacant properties. Additionally, the amount of the reserve established for future lease payments on leased vacant units is dependent on our ability to successfully negotiate early termination lease agreements with our landlords. If the costs to maintain properties rise or if it takes longer than anticipated to sell properties or terminate leases, we may need to record additional reserves.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 143, "Accounting for Retirement Obligations". Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period which it is incurred if a reasonable estimate of fair value can be made. Statement No. 143 is effective for our fiscal year 2003. Management does not believe the adoption of this standard will have a material impact on our financial position, results of operation, or liquidity.

        In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Statement No. 144 will be effective for our fiscal year 2003. Management does not believe the adoption of this standard will have a material impact on our financial position, results of operation, or liquidity.

        In April 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 provides new guidance on the criteria used to classify debt extinguishments as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement No. 145 will be effective for our fiscal year 2004. Management does not believe the adoption of this standard will have a material impact on our financial position, results of operation, or liquidity.

        In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit of Disposal Activities. Statement No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. Statement No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. We have not assessed whether the adoption of this standard will have a material impact on our financial position, results of operation, or liquidity.

OTHER MATTERS

Seasonality and Quarterly Results

        Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net sales have not been realized proportionately in each quarter, with net sales being the highest during the last fiscal quarter, which includes the November - December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

  Market Risk Sensitive Items Entered Into for Trading Purposes

        None.

  Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

        We have exposure to market risk from two primary sources—interest rate risk and commodity price risk.

  Interest Rate Risk

        We are exposed to market risk from changes in interest rates on our outstanding bank debt. At July 3, 2002, we had $3,226,000 in bank debt that was tied to changes in short term interest rates. At year end, the interest rate was the "adjusted Eurodollar rate" plus 3%, or 5.38%. The rate can be fixed over periods ranging from one to six months, at our discretion. At July 3, 2002, a hypothetical 100 basis point increase in the adjusted Eurodollar rate would result in additional interest expense of $32,000 on an annualized basis.

  Commodity Price Risk

        Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At July 3, 2002, we had commitments to purchase coffee through fiscal year 2005, totaling $4,853,000 for 3,609,000 pounds of green coffee, all of which were fixed as to price. The coffee scheduled to be delivered to us in fiscal year 2003 pursuant to these commitments will satisfy approximately 51% of our anticipated green coffee requirements for this fiscal year. Assuming we require approximately 1,743,000 additional pounds of green coffee during fiscal 2002 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $17,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, as much as $0.25 per pound, before suppliers would increase the price they charge us.

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

Item 14. Controls and Procedures.

        Not applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) and (d)    Financial Statements and Schedules.

  The financial statements and schedules required to be filed hereunder are set forth at the end of this Report beginning on page F-1.

(b).    Reports on Form 8-K.

        None.

(c).    Exhibits.

        See Exhibit Index below.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEDRICH COFFEE, INC.
September 30, 2002	By:	/s/ PHILIP HIRSCH Philip Hirsch Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL HEESCHEN Paul Heeschen	Chairman of the Board of Directors	September 30, 2002
/s/ PHILIP HIRSCH Philip Hirsch	President and Chief Executive Officer (Principal Executive Officer)	September 30, 2002
/s/ MATTHEW MCGUINNESS Matthew McGuinness	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2002
/s/ MARTIN DIEDRICH Martin Diedrich	Chief Coffee Officer, Vice Chairman of the Board of Directors and Secretary	September 30, 2002
Lawrence Goelman	Director
/s/ PETER CHURM Peter Churm	Director	September 30, 2002
/s/ RANDY POWELL Randy Powell	Director	September 30, 2002
/s/ RICHARD SPENCER Richard Spencer	Director	September 30, 2002

CERTIFICATION

        Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Diedrich Coffee, Inc., as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. §240.13a-14.

Certification of Chief Executive Officer

        I, Philip G. Hirsch, certify that:

        1.    I have reviewed this annual report on Form 10-K of Diedrich Coffee, Inc.

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        Date: September 27, 2002

By:	/s/ PHILIP G. HIRSCH Philip G. Hirsch Chief Executive Officer

Certification of Chief Financial Officer

        I, Matthew C. McGuinness, certify that:

        1.    I have reviewed this annual report on Form 10-K of Diedrich Coffee, Inc.

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        Date: September 27, 2002

By:	/s/ MATTHEW C. McGUINNESS MATTHEW C. MCGUINNESS Executive Vice President and Chief Financial Officer

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Diedrich Coffee, Inc.:

        We have audited the accompanying consolidated balance sheets of Diedrich Coffee, Inc. and subsidiaries as of July 3, 2002 and June 27, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 3, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. and subsidiaries as of July 3, 2002 and June 27, 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended July 3, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Costa Mesa, California
September 6, 2002

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 3, 2002	June 27, 2001
Assets
Current assets:
Cash	$2,233,000	$3,063,000
Accounts receivable, less allowance for doubtful accounts of $1,364,000 at July 3, 2002 and $2,007,000 at June 27, 2001	2,215,000	1,718,000
Inventories	2,598,000	2,843,000
Assets held for sale	186,000	1,694,000
Current portion of notes receivable	48,000	—
Prepaid expenses	667,000	233,000

Total current assets	7,947,000	9,551,000
Property and equipment, net	7,514,000	9,364,000
Costs in excess of net assets acquired, net of amortization of $1,413,000 at July 3, 2002 and $1,423,000 at June 27, 2001	12,164,000	12,250,000
Notes receivable	240,000	—
Other assets	415,000	726,000

Total assets	$28,280,000	$31,891,000

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of obligations under capital leases	$189,000	$272,000
Current installments of long-term debt	1,126,000	2,040,000
Accounts payable	2,090,000	2,239,000
Accrued compensation	1,310,000	1,954,000
Accrued expenses	695,000	1,141,000
Franchisee deposits	601,000	648,000
Deferred franchise fee income	546,000	704,000
Provision for store closure	581,000	1,372,000

Total current liabilities	7,138,000	10,370,000
Obligations under capital leases, excluding current installments	732,000	716,000
Long term debt, excluding current installments	2,100,000	3,503,000
Deferred rent	566,000	689,000

Total liabilities	$10,536,000	$15,278,000

Stockholders' Equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at July 3, 2002 and at June 27, 2001	52,000	52,000
Additional paid-in capital	57,968,000	58,106,000
Accumulated deficit	(40,276,000)	(41,545,000)

Total stockholders' equity	17,744,000	16,613,000
Commitments and contingencies (Notes 8 10 and 13)	—	—
Subsequent event (Note 17)	—	—

Total liabilities and stockholders' equity	$28,280,000	$31,891,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 3, 2002	Year Ended June 27, 2001	Year Ended June 28, 2000
Net Revenue:
Retail sales	$38,658,000	$46,925,000	$48,308,000
Wholesale and other	16,681,000	18,545,000	19,081,000
Franchise revenue	6,868,000	6,742,000	6,592,000

Total revenue	62,207,000	72,212,000	73,981,000

Cost and Expenses:
Cost of sales and related occupancy costs	30,439,000	36,197,000	38,240,000
Operating expenses	17,625,000	20,779,000	20,646,000
Depreciation and amortization	2,384,000	4,445,000	4,331,000
General and administrative expenses	9,772,000	10,759,000	15,734,000
Provision for asset impairment and restructuring costs	547,000	2,867,000	16,370,000
Gain on asset disposals	(423,000)	(173,000)	(24,000)

Total costs and expenses	60,344,000	74,874,000	95,297,000

Operating income (loss)	1,863,000	(2,662,000)	(21,316,000)
Interest expense	(600,000)	(1,342,000)	(1,316,000)
Interest and other income, net	63,000	52,000	228,000

Income (loss) before income tax provision	1,326,000	(3,952,000)	(22,404,000)
Income tax provision	57,000	36,000	19,000

Net income (loss)	$1,269,000	$(3,988,000)	$(22,423,000)

Net income (loss) per share—basic and diluted	$0.25	$(1.16)	$(7.19)

Weighted average shares outstanding—basic and diluted	5,161,000	3,436,000	3,120,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-In- Capital	Accumulated Deficit
	Shares	Amount			Total
Balance, June 30, 1999	1,551,000	$16,000	$18,873,000	$(15,109,000)	$3,780,000
Exercise of options and warrants	3,000	—	38,000	—	38,000
Acquisition of Coffee People and proceeds from secondary offering, net	1,607,000	16,000	33,711,000	—	33,727,000
Amortization of options	—	—	25,000	(25,000)	—
Net loss	—	—	—	(22,423,000)	(22,423,000)

Balance, June 28, 2000	3,161,000	32,000	52,647,000	(37,557,000)	15,122,000
Issuance of stock, net	2,000,000	20,000	5,459,000	—	5,479,000
Net loss	—	—	—	(3,988,000)	(3,988,000)

Balance, June 27, 2001	5,161,000	52,000	58,106,000	(41,545,000)	16,613,000
Stock issuance costs	—	—	(138,000)	—	(138,000)
Net income	—	—	—	1,269,000	1,269,000

Balance, July 3, 2002	5,161,000	$52,000	$57,968,000	$(40,276,000)	$17,744,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 3, 2002	Year Ended June 27, 2001	Year Ended June 28, 2000
Cash flows from operating activities:
Net income (loss)	$1,269,000	$(3,988,000)	$(22,423,000)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,384,000	4,445,000	4,331,000
Amortization of loan fees	189,000	281,000	79,000
Provision for bad debt	(397,000)	1,102,000	566,000
Provision for asset impairment and restructuring	547,000	2,867,000	16,370,000
Provision for store closure	21,000	—	—
Gain on disposal of assets	(423,000)	(173,000)	(24,000)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(100,000)	(461,000)	(411,000)
Inventories	47,000	1,450,000	487,000
Prepaid expenses	(438,000)	150,000	340,000
Income taxes receivable	—	16,000	1,000
Other assets	51,000	(316,000)	90,000
Accounts payable	(146,000)	(4,244,000)	1,669,000
Accrued compensation	(920,000)	342,000	(173,000)
Accrued expenses	(516,000)	(1,141,000)	(1,956,000)
Provision for store closure	(932,000)	(412,000)	(335,000)
Deferred franchise fees income and franchisee deposits	(219,000)	(67,000)	638,000
Deferred rent	29,000	(64,000)	79,000

Net cash provided by (used in) operating activities	446,000	(213,000)	(672,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(943,000)	(1,764,000)	(3,423,000)
Proceeds from disposal of property and equipment	2,187,000	1,961,000	107,000
Issuance of note receivable		(35,000)	—
Payments received on notes receivable	227,000	—	—
Acquisitions, net of cash acquired	—	—	(21,215,000)

Net cash provided by (used in) investing activities	1,471,000	162,000	(24,531,000)

Cash flows from financing activities:
Payments on long-term debt	(2,317,000)	(5,123,000)	(8,475,000)
Payments on capital lease obligations	(292,000)	(243,000)	(884,000)
Proceeds from issuance of common stock, net of fees paid	(138,000)	5,536,000	25,351,000
Proceeds from issuance of debt, net of issuance costs	—	—	11,603,000

Net cash provided by (used in) financing activities	(2,747,000)	170,000	27,595,000

Net increase (decrease) in cash	(830,000)	119,000	2,392,000
Cash at beginning of year	3,063,000	2,944,000	552,000

Cash at end of year	$2,233,000	$3,063,000	$2,944,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$435,000	$1,253,000	$1,039,000

Income taxes	$59,000	$20,000	$19,000

Non-cash transactions:
Issuance of notes receivable	$515,000	$—	$—

Accrued stock issuance costs	$—	$57,000	$—

Assets purchased under capital leases	$225,000	$180,000	$—

Issuance of common stock to acquire Coffee People	$—	$—	$8,415,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Practices

  Business

        Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler, retailer and franchiser whose brands include Diedrich Coffee, Gloria Jean's, and Coffee People. The Company, as of July 3, 2002, owns and operates 70 retail locations and is the franchiser of 307 retail locations. The retail units are located in 37 states and 10 foreign countries. The Company also has over 390 wholesale accounts with businesses and restaurant chains. In addition, the Company operates a large coffee roasting facility in central California that supplies freshly roasted coffee beans to its retail locations and to its wholesale accounts.

  Basis of Presentation and Fiscal Year End

        The consolidated financial statements include the accounts of Diedrich Coffee, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions are eliminated. The Company's fiscal year end is the Wednesday closest to June 30. In both years 2001 and 2000, this resulted in a 52-week year. Due to the alignment of the calendar in 2002, however, the year ended July 3, 2002 contains 53 weeks.

  Inventories

        Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method.

  Property and Depreciation

        Property and equipment, including assets under capital leases are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of three to seven years. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases.

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

  Fair Value of Financial Instruments

        The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued compensation and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The Company believes the carrying amounts of the Company's long-term debt approximates fair value because the interest rate on this instrument is subject to change with market interest rates and other terms and conditions are consistent with terms currently available to the Company.

  Rent Expense

        Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Rent expense is recorded on a straight-line basis over the respective terms of the leases.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

  Net Income (Loss) per Common Share

        "Basic" earnings per share represents net earnings divided by the weighted average shares outstanding, excluding all potentially dilutive common shares. "Diluted" earnings per-share, reflects the dilutive effect of all potentially dilutive common shares.

        On May 9, 2001, the Company filed an amendment to its certificate of incorporation that caused each four outstanding shares of its common stock to be converted into one share of its common stock (see Note 11). All share and per share amounts have been adjusted for this reverse stock split.

  Costs in Excess of Net Assets Acquired

        Prior to June 28, 2001, costs in excess of net assets acquired were amortized on a straight-line basis over the expected periods to be benefited. The Company assessed the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill would be impacted if estimated future operating cash flows were not achieved.

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations", and "Goodwill and Other Intangible Assets". The Company chose to early adopt SFAS No. 142 effective June 28, 2001. The Company adopted SFAS No. 141 immediately upon its release. No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Upon the adoption of SFAS No. 142, the carrying value of the Company's goodwill and other intangible assets was determined to not be impaired.

  Stock Option Plans

        The Company applies the intrinsic value-method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

  Long-Lived Assets and Certain Identifiable Intangibles

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets be reviewed and impaired whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Revenue Recognition

        Retail and wholesale sales are recorded when payment is tendered at point of sale for retail, and upon shipment of product for wholesale. Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time the Company has performed its obligations related to such fees. Fees received pursuant to area development agreements, which grant the right to develop franchised coffeehouses in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised coffeehouses subject to the development agreements begin operations. Both initial franchise fees and area development fees are collectively referred to as "Front end fees" in the table below, since each is collected (if applicable) before the franchised location begins operation, and both types of fees are nonrefundable. Area development fees typically apply in the case of international franchise development, whereas initial franchise fees apply primarily in the case of domestic franchise development. Franchise royalties are recognized as earned, based upon a percentage of a franchise coffeehouse sales over time.

        The following table details the various components included in franchise revenue:

	July 3, 2002	June 27, 2001	June 28, 2000
Royalties	$5,859,000	$5,410,000	$5,429,000
Front End Fees	566,000	818,000	707,000
Other	443,000	514,000	456,000

Total	$6,868,000	$6,742,000	$6,592,000

  Shipping and Handling Costs

        Shipping and handling costs are included as a component of cost of sales and related occupancy costs. A corresponding amount is billed to our wholesale customers, and is included as a component of wholesale and other revenue.

  Advertising and Promotion Costs

        Advertising costs are expensed as incurred. Promotion costs, or advertising events, are charged to expense in the period of the promotional event. During the years ended July 3, 2002, June 27, 2001 and June 28, 2000, $572,000, $695,000, and $1,355,000, respectively, was charged to operating expenses. Coupons and other sales discounts are accounted for as reductions of revenue.

  Store Closures

        The estimated cost associated with closing under-performing stores is accrued in the period in which the store is identified for closure by management under a plan of termination. Such costs primarily include the estimated cost to terminate a lease.

	Beg Balance	Amounts Charged to Expense	Cash Payments	End Balance
Provision for Store Closure
Year ended June 27, 2001	$1,387,000	$947,000	$(962,000)	$1,372,000
Year ended July 3, 2002	$1,372,000	$141,000	$(932,000)	$581,000

        For the year ended July 3, 2002, amounts charged to expense are included as components of provision for asset impairment and restructuring costs ($120,000) and cost of sales and related occupancy costs ($21,000). The $21,000 charge to cost of sales and related occupancy costs was the net result of a $287,000 decrease in expense due to negotiated legal settlements finalized at amounts lower than expected, offset by $308,000 in additional store closure costs expensed this year. For the year ended June 27, 2001, amounts charged to expense are included as components of provision for asset impairment and restructuring costs ($397,000) and cost of sales and related occupancy costs ($550,000).

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

  Reclassifications

        Certain reclassifications have been made to prior periods to conform to the 2002 presentation.

2. Inventories

        Inventories consist of the following:

	July 3, 2002	June 27, 2001
Unroasted coffee	$942,000	$717,000
Roasted coffee	563,000	733,000
Accessory and specialty items	237,000	316,000
Other food, beverage and supplies	856,000	1,077,000

	$2,598,000	$2,843,000

3. Assets Held for Sale

        During June 2001, the Company entered into a letter of intent to sell eight of its coffeehouses in Phoenix, Arizona, along with related intangible assets including the "Coffee Plantation" trademarks and tradename. Under the terms of the sale, which closed in October 2001, the buyers also assumed operation of four additional coffeehouses on a sublease basis, with an option to purchase them in the future at a predetermined price. Other terms of the transaction include the right for the Company to continue using the Coffee Plantation trademarks on a royalty-free basis for the three remaining Company operated Coffee Plantation locations. The buyers also executed a long term exclusive supply agreement which provides, among other things, that the Company will be their wholesale supplier of roasted coffee for the units noted above (and any other new Coffee Plantation units they may acquire or develop during the term of the agreement), and commits the buyers to certain minimum levels of coffee purchases annually. All of the net assets relating to these stores were classified as Assets Held for Sale as of June 27, 2001.

        Assets Held for Sale also includes a piece of land located in Oregon, which the Company had for sale as of June 27, 2001, and which the Company sold on July 12, 2002. In addition, Assets Held for Sale as of July 3, 2002 includes three Company owned coffeehouses in New Hampshire which the Company intends to sell to a franchisee, with an expected closing date of November 1, 2002.

	July 3, 2002	June 27, 2001
Phoenix assets held for sale	$—	$1,534,000
Oregon assets held for sale	155,000	160,000
New Hampshire assets held for sale	31,000	—

Total assets held for sale	$186,000	$1,694,000

4. Notes Receivable

        In October 2001, the Company sold eight of its coffeehouses in Phoenix, Arizona for $1,382,000 in cash and $515,000 in notes receivable. Under the terms of this sale, the buyers also assumed operation of four additional coffeehouses on a sublease basis, with an option to purchase them in the future at a predetermined price. Another term of the transaction provided the Company the right to continue to use the Coffee Plantation trademarks and trade name on a royalty-free basis for the Company's five remaining company-operated locations. The buyers also executed a seven year exclusive coffee supply agreement which provides, among other things, that the Company will supply roasted coffee to the units noted above (and any other new Coffee Plantation units that the buyers may acquire or develop during the term of the agreement). Under the coffee supply agreement, the buyers are required to purchase certain minimum levels of coffee annually.

        Notes receivable at July 3, 2002 consist of the following:

	Current Portion	Long-Term Portion
Notes receivable from a corporation: Notes receivable bearing interest at rates from 0.0% to 10.0%, payable in monthly installments varying between $3,333 and $25,000. Due between October 3, 2005 and October 5, 2006. Notes are secured by the assets purchased under the Asset Purchase and Sale Agreements.	$48,000	$240,000

5. Property and Equipment

        Property and equipment is summarized as follows:

	July 3, 2002	June 27, 2001
Land	$—	$190,000
Buildings	365,000	388,000
Leasehold improvements	6,244,000	6,345,000
Equipment	11,765,000	11,545,000
Furniture and fixtures	951,000	1,011,000
Construction in progress	285,000	165,000

	19,610,000	19,644,000
Accumulated depreciation and amortization	(12,096,000)	(10,280,000)

	$7,514,000	$9,364,000

        Property held under capitalized leases in the amount of $958,000 and $733,000 at July 3, 2002 and June 27, 2001, respectively, is included in equipment. Accumulated amortization of such equipment amounted to $569,000 at July 3, 2002, and $446,000 at June 27,2001.

6. Acquisition of Coffee People, Inc.

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

        The Company, in recording the fair value of assets acquired and liabilities assumed, has made certain estimates. These estimates consisted primarily of recording property and equipment at estimated fair value. The acquisition was accounted for as a purchase.

        The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of Coffee People are summarized in the following table.

Fair value of tangible assets acquired	$14,883,000
Costs in excess of net assets acquired	29,744,000
Liabilities assumed at fair value	(13,957,000)
Common stock issued	(8,415,000)

Net cash paid for acquisition	22,255,000
Cash acquired in acquisition	1,761,000

Cash paid for acquisition	$24,016,000

        In conjunction with the transaction, the Company acquired 31 corporate owned Gloria Jean's stores, of which 14 continue to operate as corporate owned Gloria Jean's stores, 12 have been sold to Gloria Jean's franchisees, and 5 were closed as of June 28, 2000. Under the provisions of Emerging Issues Task Force 87-11 "Allocation of Purchase Price to Assets to Be Sold", the Company has excluded the operating results of the 17 stores from the consolidated statement of operations for the year ended June 28, 2000. The total revenue excluded from the Company's consolidated statement of operations for the year ended June 28, 2000 totaled $1,654,117, and the related net losses totaled $393,691. Such net losses have been charged against the reserve for disposal of stores. During the fourth quarter of the year ended June 28, 2000, the Company decided to keep seven of the stores that were originally designated to be disposed of. In accordance with Emerging Issues Task Force 90-6 "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to Acquired Operating Unit to Be Sold", the Company reversed the results of operations of these seven stores out of the reserve and included the results of operations for the first, second and third quarter in the condensed consolidated statement of operations for the year ended June 28, 2000. The impact of the reversal on total revenue in the fourth quarter for the year ended June 28, 2000 was $1,155,101 and the impact on the statement of operations was an additional net loss of $115,632.

7. Intangible Assets

        Effective June 28, 2001, the Company adopted Statements of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively, which require that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The Company completed a test for goodwill impairment as of June 28, 2001, and determined that no goodwill impairment was indicated as of that date. The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the periods indicated:

	Fifty-Two Weeks Ended June 27, 2001	Fifty-Two Weeks Ended June 28, 2000
Reported net loss	$(3,988,000)	$(22,423,000)
Add back: goodwill amortization	803,000	745,000

Adjusted net loss	$(3,185,000)	$(21,678,000)

Per share information:
Basic and Diluted:
Reported net loss	$(1.16)	$(7.19)
Goodwill amortization	0.23	0.24

Adjusted net loss	$(0.93)	$(6.95)

        The following table details the balances of our amortizable intangible assets that continue to be amortized as of July 3, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Leasehold interests	$3,000	$2,000	$1,000
Leasehold rights	$23,000	$21,000	$2,000
Trademarks	$32,000	$5,000	$27,000

        The weighted average amortization period for the intangible assets is approximately 25 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

Fiscal year:
2003	$3,000
2004	$1,000
2005	$1,000
2006	$1,000
2007	$1,000

        Changes in the carrying amount of goodwill for the fifty-three weeks ended July 3, 2002 are summarized as follows:

Balance as of June 27, 2001	$12,250,000
Goodwill dispositions, net	(86,000)

Balance as of July 3, 2002	$12,164,000

        The goodwill disposition of $86,000 related to a Coffee People location which closed in December, 2001.

8. Debt

        Long-term debt consists of the following:

	July 3, 2002	June 27, 2001
Fleet National Bank
Note payable bearing interest at a rate of 5.38% as of July 3, 2002 and payable in monthly installments of $100,000. Due September 1, 2002. Note is secured by the assets of the Company and its subsidiaries' stock	$3,226,000	$5,543,000
Less: current installments	1,126,000	1,200,000
Less: 50% of proceeds from planned asset sales (Note 3), which are reflected as current installments	—	840,000

Long-term debt, excluding current installments	$2,100,000	$3,503,000

        On July 7, 1999, the Company entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank) secured by a pledge of all of the Company's assets and its subsidiaries' stock. It initially provided for a $12 million term loan and a $3 million revolving credit facility. The term loan provided for principal repayment based upon a five-year amortization, with quarterly principal payments of $666,667 and quarterly interest payments based upon a formula described below. The Company has not drawn down any borrowings under the revolving credit facility since it was established, although the credit facility backed $218,000 of outstanding Letters of Credit as of July 3, 2002. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At July 3, 2002, the applicable interest rate was 5.38%, which was based on the Eurodollar rate at the time. The rate can be fixed over periods ranging from one to six months, at the Company's discretion.

        Due to various problems encountered in the year subsequent to the acquisition of Coffee People, Inc. the Company announced, on June 29, 2000, that it expected to be in default under the Credit Agreement because of its inability to satisfy certain financial covenants. The Company simultaneously announced that it had entered into a Letter Agreement with Fleet under which the bank agreed to extend the due date of the June 30, 2000 quarterly principal payment to July 31, 2000, and to forbear until July 31, 2000 from exercising any of its rights and remedies arising from financial covenant defaults. The Company subsequently made its July 31, 2000 principal payment on the extended due date. On August 17, 2000, the Company entered into an extension of the June 27, 2000 Letter Agreement, which extended through September 30, 2000 the bank's forbearance from exercising any of its default remedies.

        On September 26, 2000, the Company entered into the First Amendment to Credit Agreement with Fleet to amend certain terms of the original Credit Agreement. The First Amendment provided for, among other things: a significant reduction in the required minimum principal amortization payments going forward, an acceleration in the maturity date of all amounts owed under the Credit Agreement, an agreement between the Company and the bank about certain assets that the Company intends to sell and about the payment of future sale proceeds to the bank, the introduction of an additional event of default, a reduction in the overall amount of the revolving credit facility, new restrictions governing use of the facility and a modification of the financial covenants going forward.

The interest rate and the timing of quarterly interest payments under the original Credit Agreement remained unchanged under the First Amendment to Credit Agreement.

        Specifically, under the terms of the First Amendment, no further principal payments on the term loan were required from August 1, 2000 until January 31, 2001. The Company began making principal payments of $25,000 per month on February 1, 2001, which payment amount increased to $100,000 per month on July 1, 2001. Minimum monthly payments of $100,000 are required until all amounts owed under the Credit Agreement are repaid. The First Amendment accelerated the maturity date of all remaining amounts owed under the Credit Agreement to the first business day after August 31, 2002 (in essence, September 3, 2002). In addition, the First Amendment identified certain assets that Fleet would consent to the sale of by the Company, including two pieces of Company owned real property under existing retail locations, and a vacant parcel of owned but undeveloped real property. The First Amendment also permitted the Company to sell certain Company-operated coffeehouses outside of southern California on a franchise basis. The terms of the First Amendment required that Fleet receive 50% of the net proceeds from any of any asset or equity sales by the Company.

        In January 2001, two of the aforementioned pieces of real property were sold in a sale-leaseback transaction for $415,000. $208,000 of the proceeds from the transaction was remitted to Fleet. In May 2001, three Company-operated coffeehouses in Texas were sold for an aggregate of $1,025,000. $448,500 of the proceeds from the sale was remitted to Fleet. Also in May 2001, the Company sold 2,000,000 shares (post-split) of Company common stock in a private sale. $3,600,000 of the proceeds from the sale was remitted to Fleet. In October 2001, twelve Company-operated coffeehouses in Arizona were sold for an aggregate of $1,382,000 in cash and $515,000 in notes receivable. One-half of the cash payment, $596,000, was remitted to Fleet. In December 2001, a parcel of real property along with a building were sold in a sale-leaseback transaction for $325,000. $140,000 of the proceeds from this sale was remitted to Fleet. In May 2002, a Company-operated coffeehouse located in Hawaii was sold for $535,000 in cash. $267,500 of the proceeds was remitted to Fleet. The proceeds from all six sales discussed above were applied solely to the Company's principal note payable balance.

        The First Amendment also introduced an additional event of default under the Credit Agreement. The First Amendment specifies that a materially adverse change in the financial condition of the Company or any of its subsidiaries, as determined by the bank in its sole and exclusive discretion, is an event of default. Under any event of default, the bank may declare all amounts owed immediately due and payable. Additional changes under the terms of the First Amendment include a reduction in the maximum amount available under the revolving credit facility, a portion of which the Company had previously been unable to access because of the covenant defaults, from $3,000,000 to $1,293,000, and a restriction that the credit facility be used only to back up existing and future standby Letters of Credit. The First Amendment preserves the Company's ability to obtain third party financing for capital projects and maintenance capital, and increases its flexibility to obtain subordinated debt as a source of additional working capital. Under the First Amendment, the bank waived the previous financial covenant defaults and agreed to new financial covenant ratios going forward based upon updated financial information and projections prepared by the Company. In addition to resetting the ratios in the financial covenants, the parties agreed to a new covenant under the First Amendment that requires the Company to achieve certain predetermined minimum levels of cumulative principal repayments in addition to amounts already paid to date in fiscal 2001 or reflected in the new go forward minimum monthly principal payment obligations discussed above: $283,333 by March 2001; $708,333 by June 30, 2001; and $1,619,900 by September 30, 2001. All such incremental principal repayment obligations due prior to the accelerated maturity date have been met as of July 3, 2002, and were generated primarily from the net proceeds paid to the bank from the above mentioned asset sales and stock issuance.

        As described more fully below in note 17 ("Subsequent Event"), the Company repaid all of its obligations to Fleet on September 3, 2002 in conjunction with the refinancing of its bank debt via a new credit agreement entered into with a new lender at that time. In accordance with SFAS No. 6, as of July 3, 2002, the Company has classified the note payable to Fleet in accordance with the terms of this new credit agreement.

        On September 30, 1997 the Company entered into a promissory note, term loan agreement and security agreement with Nuvrty, Inc., a Colorado corporation controlled by Amre Youness, a former director of the Company (the "Nuvrty Loan Documents"). All outstanding principal and accrued interest was due and payable on September 30, 2002. The loan was secured by the assets of the Company and provided for borrowings up to $1,000,000 with interest accruing and paid monthly at the prime rate plus 3-1/2%. The Company borrowed the full amount under the loan. In connection with the acquisition of Coffee People (note 6), the Company repaid the loan on July 8, 1999.

        In connection with the Nuvrty Loan Documents, the Company issued a warrant to Nuvrty to purchase 85,000 shares of the Company's common stock at a price of $9.00 per share. The warrants are exercisable immediately and expire on September 30, 2003.

        Maturities of long-term debt for years subsequent to July 3, 2002 are as follows:

Fiscal Year
2003	$1,126,000
2004	1,200,000
2005	900,000

Total long-term debt	$3,226,000

9. Accrued Expenses

        The following table sets forth details of accrued expenses:

	July 3, 2002	June 27, 2001
Accrued severance and relocation costs	$14,000	$151,000
Due to franchisee trust accounts	126,000	336,000
Accrued interest	4,000	46,000
Accrued professional fees	101,000	110,000
Other accrued expenses	450,000	498,000

Total accrued expenses	$695,000	$1,141,000

        The following table sets forth details of accrued severance and relocation:

	Beg Balance	Amounts Charged to Expense	Cash Payments	End Balance
Accrued severance and relocation:
Year ended June 27, 2001	$548,000	$372,000	$(769,000)	$151,000
Year ended July 3, 2002	$151,000	$311,000	$(448,000)	$14,000

        For the year ended July 3, 2002, amounts charged to expense are included as components of provision for asset impairment and restructuring costs ($275,000) and general and administrative expenses ($36,000). Due to lower than expected relocation costs for an employee and the fact that several employees found new employment before their severance agreements ran out, $64,000 in expense was reversed during the year ended July 3, 2002. For the year ended June 27, 2001, amounts charged to expense are included as components of provision for asset impairment and restructuring costs ($298,000) and general and administrative expenses ($74,000).

        Accrued severance and relocation costs as of July 3, 2002 include severance expenses resulting from the elimination of ten support center positions, and the closure of certain under-performing Company operated locations during the fiscal year ended July 3, 2002. Accrued severance and relocation costs as of June 27, 2001 include estimated costs associated with the relocation of the administrative support center for the Company's Gloria Jean's division to the Company's home office in Irvine, California, severance expenses resulting from the elimination of thirty-one administrative positions, and the closure of certain under-performing Company operated locations during the the fiscal year ended June 27, 2001.

10. Commitments and Contingencies

  Lease Commitments

        As of July 3, 2002, the Company leases warehouse and office space in Irvine, California, Castroville, California, and Beaverton, Oregon, as well as 85 retail locations expiring at various dates through November 2016. The leases for five of the coffeehouse locations are guaranteed by an officer/director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

        Future minimum lease payments under non-cancelable operating leases and capital leases as of July 3, 2002 are as follows:

Year Ending June	Non-cancelable Operating Leases	Capital Leases
2003	$3,845,000	$282,000
2004	3,399,000	242,000
2005	2,901,000	203,000
2006	2,280,000	115,000
2007	1,500,000	44,000
Thereafter	3,882,000	395,000

	$17,807,000	1,281,000

Less amount representing interest		(360,000)

Present value of minimum lease payments (8% to 15%)		921,000
Less current installments		189,000

Obligations under capital leases, excluding current installments		$732,000

        Rent expense under operating leases approximated $5,511,000, $7,034,000, and $7,886,000 for the years ended July 3, 2002, June 27, 2001 and June 28, 2000, respectively.

        Total minimum lease payments have not been reduced for future minimum sublease rentals of $3,586,000 under certain operating subleases.

        The Company has leased and subleased land and buildings to others, primarily as a result of the franchising of certain restaurants. Many of these leases provide for fixed payments with contingent rents when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lessees generally bear the cost of maintenance, insurance, and property taxes.

        Minimum future rentals to be received as of July 3, 2002 are as follows:

Year Ending June
2003	$858,000
2004	811,000
2005	601,000
2006	390,000
2007	344,000
Thereafter	582,000

Total minimum future rentals	$3,586,000

        In addition, the Company is contingently liable on the master leases for 137 franchise locations. Under the Company's historical franchising business model, the Company executed the master leases for these locations, and entered into subleases on the same terms with its franchisees, who pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible. The Company's maximum theoretical future exposure at July 3, 2002, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $20,328,000. This amount does not take into consideration any mitigating measures the Company could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump payment to the landlord less than the sum of all remaining future rents.

  Purchase Commitments

        At July 3, 2002, we had commitments to purchase coffee through fiscal year 2005, totaling $4,853,000 for 3,609,000 pounds of green coffee, all of which were fixed as to price. Such contracts are generally short-term in nature, and the Company believes that their cost approximates fair market value.

  Contingencies

        The Company self-insures its healthcare coverage up to $40,000 per employee per plan year. Accruals for claims under the Company's self-insurance coverage program are recorded on a claim-incurred basis. The Company accrues for those claim exposures which are probable of occurrence, and can be reasonably estimated.

        In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. The Company is not aware of any pending legal proceedings which in the opinion of management, based in part on advice from legal counsel, would significantly adversely affect the Company's financial position or results of operations.

11. Stockholders' Equity

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

        On April 25, 1997, the Company's Board of Directors approved the 1997 Non-Employee Director's Stock Option Plan, whereby 2,500 shares each were granted to two non-employee directors. These options, which have an exercise price of $11.00, became vested on April 25, 1998 and expire on April 25, 2007.

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

        On March 30, 1998 the Company agreed to a private placement of 50,000 shares of the Company's common stock to Franchise Mortgage Acceptance Company ("FMAC") at a price of $25.50 (the stock's closing sale price for that day on the Nasdaq National Market). In addition, FMAC also received an option to purchase 25,000 additional shares of the Company's common stock; this option could have been exercised in increments of 6,250 shares or more and expired on April 3, 2000. The exercise prices of this option are as follows: 12,500 shares are exercisable at $40.00 per share and $50.00 per share respectively. This transaction was completed on April 3, 1998, at which time Mr. John E. Martin served as Chairman of Diedrich Coffee, Inc., and served on the Board of Directors of FMAC.

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

        Effective September 22, 2000, the Company granted J. Michael Jenkins, then Diedrich Coffee's President and Chief Executive Officer, the option to purchase up to 125,000 shares of the Company's common stock. The options granted to Mr. Jenkins are exercisable at a price of $7.00 per share, in four equal installments on each of the first four anniversary dates of September 22, 2000.

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

        On October 20, 2000, the Company's board of directors adopted the Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan. This plan provides for a one-time grant of an option to purchase 2,000 shares of the Company's common stock to three of its non-employee directors, Messrs. Churm, Goelman and Heeschen. Each option granted under the 2000 Non-Employee Directors Stock Option Plan is effective as of October 20, 2000 and has a term of ten years. The options will vest and become exercisable on October 20, 2001, at an exercise price of $5.36 per share.

        On March 14, 2001, the Company's board of directors approved and adopted an amendment to the certificate of incorporation, subject to stockholder approval, to increase the authorized number of shares of common stock from 6,250,000 to 8,750,000.

        On May 8, 2001, the Company sold 2,000,000 shares of its common stock and issued warrants to purchase an additional 500,000 shares of common stock. The net proceeds to the Company from this sale, after deducting approximately $520,000 in stock issuance costs, were $5,459,000.

        On May 9, 2001, the Company filed an amendment to its certificate of incorporation that caused each four outstanding shares of its common stock to be converted into one share of its common stock. All share and per share amounts have been adjusted for this reverse stock split.

        Information regarding the Company's stock option plan is summarized below:

	Options	Weighted Average Exercise Price
Number of options authorized for future grant	249,750

Outstanding at June 30, 1999	546,392	$24.68
Granted	158,189	$19.36
Exercised	(3,333)	$11.48
Forfeited	(115,642)	$27.08

Outstanding at June 28, 2000	585,606	$22.88
Granted	324,375	$19.36
Exercised	—	—
Forfeited	(53,056)	$20.79

Outstanding at: June 27, 2001	856,925	$16.29
Granted	36,250	$3.56
Exercised	—	—
Forfeited	(526,433)	$20.42

Outstanding at: July 3, 2002	366,742	$9.11

Weighted-average fair value of options granted:
Year ended June 28, 2000	$16.60
Year ended June 27, 2001	$4.26
Year ended July 3, 2002	$2.62
Options exercisable:
At June 28, 2000	283,745
At June 27, 2001	314,587
At July 3, 2002	210,762

        The following table summarizes information about stock options outstanding at July 3, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding At July 3, 2002	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable At July 3, 2002	Weighted Average Exercise Price
$3.04 - $10.99	224,375	9.02	$3.89	81,454	$3.95
$11.00 - $15.99	89,292	5.79	$12.39	85,914	$12.36
$16.00 - $23.99	28,275	7.33	$21.99	18,844	$21.98
$24.00 - $35.99	19,800	6.32	$27.51	19,550	$27.52
$36.00 - $49.99	5,000	4.19	$39.50	5,000	$39.50

	366,742	7.89	$9.11	210,762	$12.02

        Pro forma net loss and pro forma net loss per share, as if the fair value-based method has been applied in measuring compensation cost for stock-based awards:

	Year Ended July 3, 2002	Year Ended June 27, 2001	Year Ended June 28, 2000
Pro Forma
Net income (loss)	$1,926,000	$(4,911,000)	$(23,482,000)
Basic and diluted income (loss) per share	$0.37	$(1.43)	$(7.53)

        The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended July 3, 2002	Year Ended June 27, 2001	Year Ended June 28, 2000
Risk free interest rate	4.00%	4.82%	6.28%
Expected life	6 years	6 years	6 years
Expected volatility	86%	182%	72%
Expected dividend yield	0%	0%	0%

12. Income Taxes

        The components of the income tax expense are as follows:

	Year Ended July 3, 2002	Year Ended June 27, 2001	Year Ended June 28, 2000
Current:
Federal	$—	$—	$—
State	57,000	36,000	19,000

	57,000	36,000	19,000

Deferred:
Federal	—	—	—
State	—	—	—

	$57,000	$36,000	$19,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	July 3, 2002	June 27, 2001
Deferred tax assets:
Net operating loss carryforwards	$10,727,000	$10,439,000
Intangible assets	860,000	732,000
Depreciation	976,000	1,252,000
Property and equipment impairment	1,397,000	1,695,000
Accrued expenses	841,000	1,201,000
Restructure and store closure accruals	226,000	462,000
AMT credit	—	27,000
Other	53,000	89,000

Total gross deferred tax assets	15,080,000	15,897,000
Less valuation allowance	(15,080,000)	(15,897,000)

Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

        A reconciliation of the statutory Federal income tax rate with the Company's effective income tax expense (benefit) rate is as follows:

	Year Ended July 3, 2002	Year Ended June 27, 2001	Year Ended June 28, 2000
Federal statutory rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	5.00	(5.57)	(3.34)
Goodwill and other non-deductible costs	18.58	(13.00)	2.66
Valuation allowance	(61.74)	26.56	34.6
Other	8.44	0.00	0.00

	4.28%	0.92%	0.08%

        As of July 3, 2002, the Company had net operating loss (NOL) carryforwards of approximately $28,800,000 and $19,000,000 for Federal and state purposes, respectively. The Federal NOL is available to offset future federal taxable income through 2022, and the state NOL is available to offset future state taxable income through 2007. The utilization of certain NOL carryforwards could be limited due to restriction imposed under Federal and state laws upon a change in ownership.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset.

13. Impairment and Restructuring Charges

        The Company recorded an asset impairment charge of $22,000 during its second quarter of fiscal 2002, related to the closure of one of its Coffee People coffeehouses. The book value of this unit was written down to reflect the proceeds the Company received from its landlord during the third quarter as a concession for terminating the Company's lease early.

        The Company recorded a charge of $367,000 during its third quarter of fiscal 2002 for asset impairment and restructuring costs. This charge was comprised of severance costs of $290,000 and related employee benefit costs of $46,000 associated with the elimination of ten support center positions, plus estimated lease termination costs of $31,000 for the planned closure of one underperforming Company operated location.

        The Company recorded an asset impairment and restructuring cost charge of $158,000 during its fourth quarter of fiscal 2002. This charge was comprised of a charge of $142,000 to write down the carrying value of three Company operated coffeehouses, slightly offset by a ($58,000) reversal of a previously recorded impairment charge, in order to reflect the actual sales price of a piece of land. At the end of fiscal 2002 the Company learned it would be required to take back four Arizona coffeehouse locations which it had previously subleased, as described below. A fourth quarter charge of

$89,000 was recorded to reflect additional costs the Company expects to incur to terminate its remaining lease obligations on these four locations. The final component of the fourth quarter charge was a reduction in previously recorded restructuring costs of ($15,000), due to several former employees finding new employment prior to the expiration of their severance agreements.

        The Company recorded an asset impairment charge of $1,855,000 during its fourth quarter of fiscal 2001. $1,536,000 of the charge relates to twelve Coffee Plantation stores located in Phoenix, Arizona, eight of which were classified as held for sale at June 27, 2001 (see note 3). The book values of the eight units held for sale were written down to reflect the anticipated net proceeds. The other four locations were subleased (see note 3), and the book values of the stores' assets were adjusted downward to reflect management's best estimate of their remaining fair market values. $181,000 of the impairment charge relates to other assets being held for sale (see note 3). The charge reflects management's best estimate of the eventual net proceeds. The remaining fourth quarter impairment charge of $138,000 represented a reduction in the carrying value of two underperforming Company operated locations, one franchised location, and the write off of initial development costs of one planned location, which will not be opened. Additionally, the Company recorded a charge of $232,000 to reflect the net present value of future cash outflows the Company expects to incur for the remaining lease obligations on the four Arizona locations, which the Company sublet.

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

        In the fourth quarter of the year ended June 28, 2000, the Company evaluated the recoverability of the carrying value of its long-lived assets, including intangibles of all its divisions. Considerable management judgment is necessary to estimate future cash flow. As a result of this evaluation, the Company determined that Gloria Jean's estimated future cash flows were insufficient to recover the carrying value of certain of Gloria Jean's long-lived assets. Accordingly, the Company adjusted the carrying value of Gloria Jean's long-lived assets, primarily costs in excess of net assets acquired, resulting in a noncash impairment charge of approximately $14,818,000 against costs in excess of net assets acquired and an additional $343,000 against property and equipment. The Company also recorded an impairment charge for its Diedrich Coffee division in the amount of $423,000 and for its Coffee People and Coffee Plantation divisions in the amount of $786,000. Total asset impairment charges recorded in the fourth quarter of the year ended June 28, 2000 were $16,370,000.

14. Earnings Per Share

        The following table sets forth the computation of basic and diluted loss per share:

	Year Ended July 3, 2002	Year Ended June 27, 2001	Year Ended June 28, 2000
Numerator:
Net income (loss)	$1,269,000	$(3,988,000)	$(22,423,000)

Denominator:
Basic weighted average common shares outstanding	5,161,000	3,436,000	3,120,000
Effect of dilutive securities	—	—	—

Diluted weighted average common shares outstanding	5,161,000	3,436,000	3,120,000

Basic and diluted net income (loss) per share	$0.25	$(1.16)	$(7.19)

        For the years ended July 3, 2002, June 27, 2001 and June 28, 2000, employee stock options of 339,000, 857,000, and 586,000, respectively, and warrants of 730,000, 730,000, and 230,000 (as described in note 8), were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

15. Segment Information

        The Company has three reportable segments, retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The other total assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property, plant and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, provision for asset impairment and restructuring costs, depreciation and amortization expense, and interest expense.

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
Year ended July 3, 2002
Total revenue	$38,658,000	$16,681,000	$6,868,000	$—	$62,207,000
Interest expense	64,000	—	70,000	466,000	600,000
Depreciation and amortization	1,480,000	581,000	—	323,000	2,384,000
Segment profit (loss) before tax	1,921,000	2,913,000	6,920,000	(10,428,000)	1,326,000
Total assets as of July 3, 2002	$9,972,000	$10,937,000	$3,846,000	$3,525,000	$28,280,000
Year ended June 27, 2001
Total revenue	$46,925,000	$18,545,000	$6,742,000	$—	$72,212,000
Interest expense	65,000	—	91,000	1,186,000	1,342,000
Depreciation and amortization	2,613,000	678,000	308,000	846,000	4,445,000
Segment profit (loss) before tax	882,000	2,959,000	5,236,000	(13,029,000)	(3,952,000)
Total assets as of June 27, 2001	$12,952,000	$11,510,000	$3,254,000	$4,175,000	$31,891,000
Year ended June 28, 2000
Total revenue	$48,308,000	$19,081,000	$6,592,000	$—	$73,981,000
Interest expense	64,000	—	143,000	1,109,000	1,316,000
Depreciation and amortization	2,205,000	669,000	745,000	712,000	4,331,000
Segment profit (loss) before tax	2,739,000	(8,005,000)	168,000	(17,306,000)	(22,404,000)

16. Selected Quarterly Financial Data (Unaudited)

        The quarterly results of operations for the years ended July 3, 2002 and June 27, 2001 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended July 3, 2002:
Total revenue	$14,140	$15,992	$13,060	$19,015
Operating income (loss)	(386)	1,470	(77)	856
Net income (loss)	(546)	1,335	(190)	670
Net income (loss) per share	(0.11)	0.26	(0.04)	0.13
Year Ended June 27, 2001:
Total revenue	$16,870	$19,383	$15,829	$20,130
Operating income (loss)	(763)	532	(305)	(2,126)
Net income (loss)	(1,112)	164	(632)	(2,408)
Net income (loss) per share	(0.36)	0.04	(0.20)	(0.59)

        Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of our business, which may affect sales volume and food costs. For the year ended July 3, 2002, all quarters have 12 week accounting periods, except the fourth quarter, which has a 17 week accounting period. For the year ended June 27, 2001, all quarters have 12 week accounting periods, except the fourth quarter, which has a 16 week accounting period.

        The Company recorded asset impairment and restructuring charges of $158,000 and $2,087,000 during the fourth quarters of the years ended July 3, 2002 and June 27, 2001, respectively (see note 13).

        The Company reversed $216,000 in bad debt reserves during the fourth quarter of the year ended July 3, 2002 due to the recovery of amounts that had previously been reserved.

        During the fourth quarter ended July 3, 2002, the Company recorded $167,000 in estimated lease termination costs to cover a sublessor who had defaulted on a lease. In addition, the Company reversed $153,000 in closed store reserves, as settlement amounts came out lower than expected.

17. Subsequent Event

        On September 3, 2002 the Company entered into a new Credit Agreement with United California Bank, doing business as Bank of the West, or "BOW", in order to repay the balance of all remaining amounts owed to Fleet under its amended Credit Agreement with Fleet. Under the BOW Credit Agreement, the Company immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay its Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

        The Company's obligations to BOW under the Credit Agreement are secured by all of its assets, including the stock of each of its subsidiaries (each of which guarantees the Company's obligations under the Agreement), as well as all intangible assets it owns, including the intellectual property and trademark assets that we and our subsidiaries own.

        The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts the Company owes under the term loan must be repaid by March 31, 2005. The Company must make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's prime rate plus 0.75% or a LIBOR rate plus 2.50%, and it may periodically elect to convert portions of our prime rate borrowings into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the Agreement.

        In addition to the term loan, the BOW Credit Agreement provides the Company with a revolving $1,000,000 credit line for the acquisition of specified coffee packaging equipment. Any amounts borrowed under this line will convert to term loans with monthly principal amortization payments beginning September 30, 2003, and all outstanding balances must be repaid by August 31, 2006. The Company is required to pay interest on any borrowings outstanding under this line of credit on a monthly basis, at an interest rate computed in the same manner as described above for the term loan.

        The BOW Credit Agreement also provides the Company two separate $1,000,000 lines of credit for new coffeehouse development, one applicable to borrowings during our fiscal year ending in 2003, and the other to borrowings during our fiscal year ending in 2004. Borrowings under each line of credit will convert to term loans repayable over 36 months, with such repayments beginning July 31, 2003 and due in full by June 30, 2006, in the case of borrowings under the fiscal 2003 line, and beginning July 31, 2004 and due in full by June 30, 2007, in the case of the fiscal 2004 line. The Company is required to pay interest on borrowings under each line of credit on a monthly basis, computed as described above.

        Finally, the BOW Credit Agreement provides the Company a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. Working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw downs against the working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. The Company may only draw funds against the working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility may be outstanding throughout the year. The Company may repay amounts borrowed under the working capital facility at any time, and it may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). All amounts outstanding under the new working capital facility are required to be repaid by August 31, 2003. Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by the Company immediately upon the date of such payment by BOW. As of September 3, 2002, BOW issued two stand by letters of credit, which back the two outstanding Fleet letters of credit discussed above (note 8).

        The Company is subject to a number of additional restrictions under its new Credit Agreement with BOW. These include limitations on its ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon our assets, and to pay dividends on or repurchase its common stock. The Company must also maintain compliance with agreed-upon financial covenants that limit the amount of indebtedness that it may have outstanding in relation to its tangible net worth, require it to maintain a specified minimum dollar value level of tangible net worth, require it to maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters, require it to maintain a specified minimum level of profitability, and require the Company to maintain minimum aggregate cash balances in its various BOW bank accounts of at least $800,000 for all but ten business days each fiscal year.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provisions	Additional Provisions Obtained in Acquisitions	Accounts Written Off	Balance at End of Period
Allowance for Bad Debt:
Year ended June 28, 2000	$31,000	$566,000	$1,314,000	$(773,000)	$1,138,000

Year ended June 27, 2001	$1,138,000	$1,102,000	$-0-	$(233,000)	$2,007,000

Year ended July 3, 2002	$2,007,000	$(397,000)	$-0-	$(246,000)	$1,364,000

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People, Inc.(1)
3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)
3.2	Bylaws of the Company(3)
4.1	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P.(3)
4.2	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P. and Diedrich Partners I, L.P.(3)
4.3	Specimen Stock Certificate(3)
4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)
4.5	Registration Rights Agreement, dated May 8, 2001(2)
4.6	Form of Warrant, dated May 8, 2001(2)
10.1	Form of Indemnification Agreement(3)
10.2	Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan(4)*
10.3	Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan(3)*
10.4	Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(3)
10.5	Employment Agreement by and between the Company and Timothy J. Ryan retaining Mr. Ryan as Chief Executive Officer, dated as of November 17, 1997(5)*
10.6	Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)
10.7	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998(7)
10.8	Employment Agreement with Catherine Saar dated June 11, 1998(8)*
10.9	Form of Franchise Agreement(9)
10.10	Form of Area Development Agreement(9)
10.11	Form of Employment Agreement with Martin R. Diedrich dated June 29, 2001(10)*
10.12	Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.13	Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., and Diedrich Coffee(11)
10.14	Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.15	Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.16	Form of Term Note made in favor of BankBoston, N.A.(11)
10.17	Form of Revolving Note made in favor of BankBoston, N.A.(11)
10.18	Employment Agreement with Matt McGuinness dated effective March 13, 2000(12)*
10.19	First Amendment to Credit Agreement dated as of September 26, 2000(12)
10.20	Second Amendment to Credit Agreement dated as of February 26, 2001(13)
10.21	Letter Agreement re: employment with J. Michael Jenkins dated September 2000(12)*
10.22	Letter Agreement re: employment with Carl Mount dated October 29, 1999(14)*

10.23	Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000(14)*
10.24	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(15)*
10.25	Stock Option Plan and Agreement with J. Michael Jenkins, dated September 22, 2000(16)*
10.26	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(16)*
10.27	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(17)
10.28	Employment agreement with Philip G. Hirsch, dated March 20, 2002(10)*
10.29	Employment agreement with Philip G. Hirsch, effective as of September 1, 2002*
10.30	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank
10.31	Form of Guaranty
10.32	Form of Guarantor Security Agreement
10.33	Form of Supplemental Security Agreement
10.34	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank
21.1	List of Subsidiaries(12)
23.1	The Report and Schedule and Consent of Independent Auditors
99.1	Certification Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
management contract or compensatory plan or arrangement

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

(18)
Previously filed as an exhibit to Diedrich Coffee's Report on Form 10-Q for the period ended March 6, 2002, filed with the Securities and Exchange Commission on April 19, 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
A WARNING ABOUT FORWARD-LOOKING STATEMENTS
PART I
PART II
INTRODUCTION
OVERVIEW
RESULTS OF OPERATIONS
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES
NEW ACCOUNTING PRONOUNCEMENTS
OTHER MATTERS
PART III
PART IV
SIGNATURES
CERTIFICATION
DIEDRICH COFFEE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
DIEDRICH COFFEE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
DIEDRICH COFFEE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
DIEDRICH COFFEE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DIEDRICH COFFEE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
DIEDRICH COFFEE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIEDRICH COFFEE, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
DIEDRICH COFFEE, INC. INDEX TO EXHIBITS