Form 10-Q
period 2002-09-25
DIEDRICH COFFEE INC
filed 2002-11-08
CIK 947661

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 25, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 0-21203

DIEDRICH COFFEE, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0086628 (IRS Employer Identification No.)

2144 MICHELSON DRIVE
IRVINE, CALIFORNIA 92612
(Address of Principal Executive Offices, Including Zip Code)

(949) 260-1600
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        As of November 8, 2002, there were 5,161,267 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.
INDEX

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 25, 2002	July 3, 2002
Assets
Current assets:
Cash	$2,074,000	$2,233,000
Accounts receivable, less allowance for doubtful accounts of $1,358,000 at September 25, 2002, and $1,364,000 at July 3, 2002	2,591,000	2,215,000
Inventories	3,245,000	2,598,000
Assets held for sale	42,000	186,000
Current portion of notes receivable	50,000	48,000
Prepaid expenses	387,000	667,000

Total current assets	8,389,000	7,947,000
Property and equipment, net	7,265,000	7,514,000
Costs in excess of net assets acquired, net of amortization of $1,413,000 at September 25, 2002 and July 3, 2002	12,164,000	12,164,000
Notes receivable	227,000	240,000
Other assets	499,000	415,000

Total assets	$28,544,000	$28,280,000

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of obligations under capital leases	$177,000	$189,000
Current installments of long-term debt	1,200,000	1,126,000
Accounts payable	2,312,000	2,090,000
Accrued compensation	1,631,000	1,310,000
Accrued expenses	672,000	695,000
Franchise deposits	621,000	601,000
Deferred franchise fee income	643,000	546,000
Provision for store closure	514,000	581,000

Total current liabilities	7,770,000	7,138,000
Obligations under capital leases, excluding current installments	692,000	732,000
Long term debt, excluding current installments	1,800,000	2,100,000
Deferred rent	548,000	566,000

Total liabilities	10,810,000	10,536,000

Stockholders' equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at September 25, 2002 and July 3, 2002	52,000	52,000
Additional paid-in capital	57,968,000	57,968,000
Accumulated deficit	(40,286,000)	(40,276,000)

Total stockholders' equity	17,734,000	17,744,000
Commitments and contingencies	—	—

Total liabilities and stockholders' equity	$28,544,000	$28,280,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twelve Weeks Ended September 25, 2002	Twelve Weeks Ended September 19, 2001
Net Revenue:
Retail sales	$7,857,000	$9,610,000
Wholesale and other	3,035,000	3,301,000
Franchise revenue	1,454,000	1,229,000

Total revenue	12,346,000	14,140,000

Costs and Expenses:
Cost of sales and related occupancy costs	5,712,000	6,973,000
Operating expenses	4,031,000	4,785,000
Depreciation and amortization	445,000	671,000
General and administrative expenses	2,093,000	2,095,000
(Gain) loss on asset disposals	(20,000)	2,000

Total costs and expenses	12,261,000	14,526,000

Operating income (loss)	85,000	(386,000)
Interest expense	(93,000)	(172,000)
Interest and other income, net	11,000	12,000

Income (loss) before income tax provision	3,000	(546,000)
Income tax provision	13,000	—

Net loss	$(10,000)	$(546,000)

Net loss per share—basic and diluted	$0.00	$(0.11)

Weighted average shares outstanding—basic and diluted	5,161,000	5,161,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twelve Weeks Ended September 25, 2002	Twelve Weeks Ended September 19, 2001
Cash flows from operating activities:
Net loss	$(10,000)	$(546,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	445,000	671,000
Amortization of loan fees	33,000	45,000
Provision for bad debt	23,000	190,000
Provision for store closure	5,000	—
(Gain) loss on disposal of assets	(20,000)	2,000
Changes in operating assets and liabilities:
Accounts receivable	(399,000)	(328,000)
Inventories	(647,000)	(566,000)
Prepaid expenses	296,000	(205,000)
Other assets	(125,000)	(9,000)
Accounts payable	222,000	686,000
Accrued compensation	321,000	91,000
Accrued expenses	(23,000)	(301,000)
Provision for store closure	(72,000)	(237,000)
Deferred franchise income and franchisee deposits	117,000	(18,000)
Deferred rent	1,000	12,000

Net cash provided by (used in) operating activities	167,000	(513,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(205,000)	(398,000)
Proceeds from disposal of property and equipment	140,000	1,000
Payments received on notes receivable	11,000	—

Net cash used in investing activities	(54,000)	(397,000)

Cash flows from financing activities:
Payments on long-term debt	(226,000)	(300,000)
Payments on capital lease obligations	(46,000)	(68,000)

Net cash used in financing activities	(272,000)	(368,000)

Net decrease in cash	(159,000)	(1,278,000)
Cash at beginning of period	2,233,000	3,063,000

Cash at end of period	$2,074,000	$1,785,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$55,000	$98,000

Income taxes	$14,000	$2,000

Non-cash transactions
Accrued stock issuance costs	$—	$21,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2002
(UNAUDITED)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 3, 2002.

        In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

  Reclassifications

        Certain reclassifications have been made to the September 19, 2001 consolidated financial statements to conform to the September 25, 2002 presentation.

2.
INVENTORIES

        Inventories consist of the following:

	September 25, 2002	July 3, 2002
Unroasted coffee	$1,153,000	$942,000
Roasted coffee	924,000	563,000
Accessory and specialty items	287,000	237,000
Other food, beverage and supplies	881,000	856,000

	$3,245,000	$2,598,000

3.
LONG-TERM DEBT

        Long-term debt consists of the following:

	September 25, 2002	July 3, 2002
Bank of the West
Note payable bearing interest at a rate of 4.29% as of September 25, 2002 and payable in monthly installments of $100,000. Due March 31, 2005. Note is secured by the assets of the Company and its subsidiaries' stock	$3,000,000	—
Fleet National Bank
Note payable bearing interest at a rate of 5.38% as of July 3, 2002. Paid in full on September 3, 2002	—	3,226,000
Less: current installments	1,200,000	1,126,000

Long-term debt, excluding current installments	$1,800,000	$2,100,000

        On July 7, 1999, the Company entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank), which was secured by a pledge of all of the Company's assets and its subsidiaries' stock. It initially provided for a $12 million term loan and a $3 million revolving credit facility. The Company did not draw down any borrowings under the revolving credit facility. As of September 25, 2002, it backs one $40,000 letter of credit. Amounts outstanding under the Credit Agreement did bear interest, at the Company's option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At July 3, 2002, the applicable interest rate was 5.38%, which was based on the Eurodollar rate at the time. The rate could be fixed over periods ranging from one to six months, at the Company's discretion.

        On September 26, 2000, the Company entered into a First Amendment to the Credit Agreement with Fleet to amend certain terms of the original Credit Agreement. The First Amendment accelerated the maturity date of all remaining amounts owed under the Credit Agreement to the first business day following August 31, 2002, or September 3, 2002.

        On September 3, 2002 the Company entered into a new Credit Agreement with United California Bank, doing business as Bank of the West, or "BOW," in order to repay the balance of all remaining amounts owed to Fleet under its amended Credit Agreement with Fleet. Under the BOW Credit Agreement, the Company immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay its Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

        The Company's obligations to BOW under the Credit Agreement are secured by all of its assets, including the stock of each of its subsidiaries (each of which guarantees the Company's obligations under the Agreement), as well as all intangible assets it owns, including the intellectual property and trademark assets that the Company and its subsidiaries own.

        The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts the Company owes under the term loan must be repaid by March 31, 2005. The Company must make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's reference rate plus 0.75% or a LIBOR rate plus 2.50%. The Company may periodically elect to convert portions of our reference rate borrowings into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the Agreement. At September 25, 2002, the applicable interest rate was 4.29%, which was based on the LIBOR rate at the time.

        In addition to the term loan, the BOW Credit Agreement provides the Company with a revolving $1,000,000 credit line for the acquisition of specified coffee packaging equipment. Any amounts borrowed under this credit line will convert to term loans with monthly principal amortization payments beginning September 30, 2003, and all outstanding balances must be repaid by August 31, 2006. The Company is required to pay interest on any borrowings outstanding under this line of credit on a monthly basis, at an interest rate computed in the same manner as described above for the term loan.

        The BOW Credit Agreement also provides the Company with two separate $1,000,000 lines of credit for new coffeehouse development, one applicable to borrowings during our fiscal year ending in 2003, and the other to borrowings during our fiscal year ending in 2004. Borrowings under each line of credit will convert to term loans repayable over 36 months, with such repayments beginning July 31, 2003 and due in full by June 30, 2006, in the case of borrowings under the fiscal 2003 line, and beginning July 31, 2004 and due in full by June 30, 2007, in the case of the fiscal 2004 line. The Company is required to pay interest on borrowings under each line of credit on a monthly basis, computed as described above.

        Finally, the BOW Credit Agreement provides the Company with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. Working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time.

Furthermore, draw downs against the working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. The Company may only draw funds against the working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility may be outstanding throughout the year. The Company may repay amounts borrowed under the working capital facility at any time, and it may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). All amounts outstanding under the working capital facility are required to be repaid by August 31, 2003. Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by the Company immediately upon the date of such payment by BOW. As of September 25, 2002, BOW had issued two letters of credit for a total of $218,000, one of which was issued to Fleet Bank in support of our one outstanding letter of credit issued by Fleet.

        The Company is subject to a number of additional restrictions under its new Credit Agreement with BOW. These include limitations on its ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon its assets, and pay dividends on or repurchase its common stock. The Company must also maintain compliance with agreed-upon financial covenants that limit the amount of indebtedness that it may have outstanding in relation to its tangible net worth, require it to maintain a specified minimum dollar value level of tangible net worth, require it to maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters, require it to maintain a specified minimum level of profitability, and require the Company to maintain minimum aggregate cash balances in its various BOW bank accounts of at least $800,000 for all but ten business days each fiscal year.

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

        When entering into the promissory note with Nuvrty, the Company issued a warrant to Nuvrty to purchase 85,000 shares of the Company's common stock at a price of $9.00 per share. The warrants are exercisable immediately and expire on September 30, 2003. The fair value of the warrants associated with all the above debt was insignificant.

        Maturities of long-term debt for years subsequent to September 25, 2002 are as follows:

Fiscal Year
2003	$1,200,000
2004	1,200,000
2005	600,000

Total long-term debt	$3,000,000

4.
PROVISION FOR STORE CLOSURE

        The estimated cost associated with closing under-performing stores is accrued in the period in which the store is identified for closure by management under a plan of termination. Such costs primarily include the estimated cost to terminate a lease.

	Beg Balance	Amounts Charged to Expense	Cash Payments	End Balance
Year ended July 3, 2002	$1,372,000	$141,000	$(932,000)	$581,000
Twelve weeks ended September 25, 2002	$581,000	$5,000	$(72,000)	$514,000
5.
EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Weeks Ended September 25, 2002	Twelve Weeks Ended September 19, 2001
Numerator:
Net loss	$(10,000)	$(546,000)

Denominator:
Basic weighted average common shares outstanding	5,161,000	5,161,000
Effect of dilutive securities	—	—

Diluted weighted average common shares outstanding	5,161,000	5,161,000

Basic and diluted net loss per share	$0.00	$(0.11)

        All 619,000 options outstanding and all of the 730,000 warrants to purchase shares of common stock outstanding during the twelve weeks ended September 25, 2002 were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive. All 851,008 options outstanding and all of the 730,000 warrants to purchase shares of common stock outstanding during the twelve weeks ended September 19, 2001 were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

6.
SEGMENT AND RELATED INFORMATION

        The Company has three reportable segments: retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before income taxes.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The other total assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property, plant and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, depreciation and amortization expense and interest expense.

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
Twelve Weeks Ended September 25, 2002
Total revenue	$7,857,000	$3,035,000	$1,454,000	$—	$12,346,000
Interest expense	8,000	—	14,000	71,000	93,000
Depreciation and amortization	311,000	75,000	—	59,000	445,000
Segment profit (loss) before income tax provision	334,000	486,000	1,375,000	(2,192,000)	3,000
Total assets as of September 25, 2002	$9,622,000	$11,749,000	$3,989,000	$3,184,000	$28,544,000
	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
Twelve Weeks Ended September 19, 2001
Total revenue	$9,610,000	$3,301,000	$1,229,000	$—	$14,140,000
Interest expense	16,000	—	19,000	137,000	172,000
Depreciation and amortization	355,000	236,000	—	80,000	671,000
Segment profit (loss) before income tax provision	385,000	309,000	1,064,000	(2,304,000)	(546,000)
Total assets as of September 19, 2001	$13,078,000	$10,804,000	$2,840,000	$4,487,000	$31,209,000
7.
INTANGIBLE ASSETS

        Effective June 28, 2001, the Company adopted Statements of Financial Accounting Standards Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively, which require that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The Company completed a test for goodwill impairment as of June 28, 2001, and determined that no goodwill impairment was indicated as of that date. The following table details the balances of the Company's amortizable intangible assets that continue to be amortized as of September 25, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Leasehold interests	$3,000	$2,000	$1,000
Leasehold rights	$23,000	$21,000	$2,000
Trademarks	$32,000	$6,000	$26,000

        The weighted average amortization period for the intangible assets is approximately 25 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

Fiscal year:
2003	$3,000
2004	$1,000
2005	$1,000
2006	$1,000
2007	$1,000

        There were no changes in the carrying amount of goodwill for the twelve weeks ended September 25, 2002.

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

  •
  the impact of competition; and

  •
  the availability of working capital.

        Foreseeable risks and uncertainties are described elsewhere in this report and in detail under the caption "Risk Factors and Trends Affecting Diedrich Coffee and Its Business" in our Annual Report on Form 10-K for the fiscal year ended July 3, 2002 and in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revision of the forward-looking statements. Unless otherwise indicated, "we," "us," "our," and similar terms refer to Diedrich Coffee, Inc.

General.

        Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee, and accessories through our Company operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis through a network of distributors in the Office Coffee Service ("OCS") market, and to other wholesale customers, including restaurant chains and other retailers. Our brands include Diedrich Coffee, Gloria Jean's Coffees and Coffee People. We also operate a limited number of kiosks under the Coffee Plantation brand name. As of September 25, 2002, Diedrich Coffee owned and operated 67 retail locations and franchised 319 other retail locations under these brands, for a total of 386 retail coffee outlets. Our retail units are located in 37 states and 10 foreign countries. As of September 25, 2002, we also have over 426 wholesale accounts with OCS distributors, chain and independent restaurants and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

  Retail Outlets

        Our retail outlet distribution channel can be divided into two sub-channels, each with its own distinct business model, including differences in revenue and cost structure, overhead, and capital requirements. These two retail sub-channels are Company operated retail outlets and franchised retail outlets. We view retail outlets as a single distribution channel, despite the differences noted above, primarily because our retail customers do not make any distinction between Company and franchise operated locations. The critical success factors are, therefore, the same for each type of retail location, whether Company operated or franchised: quality of product, service, and atmosphere. The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us in our roles as both an operator and franchiser of retail outlets. Furthermore, the potential contribution of any given outlet, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

        Presently, our largest brand is Gloria Jean's and over 95% of Gloria Jean's retail units are franchised. Gloria Jean's retail units are located throughout the United States, and in 10 foreign countries. Our Diedrich Coffee brand has a higher concentration of Company operated units, with 69% of retail locations operated by us. Diedrich Coffee units are located primarily in Orange County, California, although there are a number of Diedrich locations in Denver, Houston, and elsewhere in the United States. We also operate retail coffee outlets under a third brand, Coffee People, which are 100% Company operated at this time. Our Coffee People outlets are all located in Portland, Oregon. Finally, we operate a limited number of kiosks in Arizona under the Coffee Plantation brand name.

        A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each over the first quarter ended September 25, 2002, is set forth below:

	Units at July 3, 2002	Opened	Closed	Net transfers between the Company and Franchise	Units at September 25, 2002
Gloria Jean's Brand
Company Operated	18	—	—	(2)	16
Franchise—Domestic	155	—	(4)	2	153
Franchise—International	140	15	—	—	155

Subtotal Gloria Jean's	313	15	(4)	—	324

Diedrich Coffee Brand
Company Operated	25	—	—	25
Franchise—Domestic	12	—	(1)	—	11

Subtotal Diedrich	37	—	(1)	—	36

Other Brands
Company Operated	27	—	(1)	—	26

Total	377	15	(6)	—	386

  Wholesale Distribution

        We presently have over 390 wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean's brands. Our current wholesale accounts are in the Office Coffee Supply market, chain restaurants, independent restaurants, other hospitality industry enterprises and specialty retailers. Additionally, our franchise agreements require both Diedrich Coffee and Gloria Jean's franchisees to purchase substantially all of their coffee from us.

  Seasonality and Quarterly Results

        Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net sales have not been realized proportionately in each quarter, with net sales being the highest during the second fiscal quarter, which includes the November—December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

Results of Operations.

  Twelve Weeks Ended September 25, 2002 Compared with the Twelve Weeks Ended September 19, 2001

        Total Revenue.    Total revenue for the twelve weeks ended September 25, 2002 decreased by $1,794,000, or 12.7%, to $12,346,000 from $14,140,000 for the twelve weeks ended September 19, 2001. This decrease was attributable to decreases in retail and wholesale and other sales, partially offset by an increase in franchise revenue. Each component is discussed below.

        Retail sales for the twelve weeks ended September 25, 2002 decreased by $1,753,000, or 18.2%, to $7,857,000 from $9,610,000 for the prior year period. This decrease primarily represented the combined impact of two factors. First, the number of Company stores decreased in the current year versus the earlier period because of the closure of eight poorly performing Company-operated locations since the prior year period and the sale of 15 other Company-operated locations. The reduction in retail sales from the unit divestitures noted above was approximately $2,245,000. This decrease was partially offset by an increase in retail sales of approximately $366,000 due to the transfer to Company operations of three previously franchised locations, since the prior year period, a 0.8% increase in comparable store sales for Company operated units, and a $41,000 increase in retail sales from our internet website (e-commerce sales).

        Wholesale revenue decreased $266,000, or 8.1%, to $3,035,000 for the twelve weeks ended September 25, 2002 from $3,301,000 for the prior year period. This decrease was primarily the net result of the following factors:

        Wholesale revenue from franchisees.    Sales of roasted coffee to our franchisees decreased $224,000, or 14.4%, for the twelve weeks ended September 25, 2002 primarily because of a 21 unit decrease in the number of domestic franchises compared to the prior year, and a 2.0% decline in Gloria Jean's franchise comparable store sales for the quarter, versus the prior year period. Sales of non-coffee products also decreased by $35,000 for the twelve weeks ended September 25, 2002. These sales in the prior year included paper cups, napkins, sweetener packets and coffee stirrers. Franchisees now purchase these items directly from outside distributors. Finally, holiday gift basket sales decreased $12,000 compared to the prior year, due to timing.

        Coffee sales to independent and chain restaurants and specialty retailers.    Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased by $101,000, or 22.2%, versus the year ago quarter because we reallocated our sales force and other support resources to focus less on independent and specialty retailer accounts, many of which represented only a single or few retail locations, and more on the Office Coffee Service wholesale channel where our wholesale customers are generally larger distributors.

        Keurig "K-cup" and other OCS sales.    Keurig and other Office Coffee Service sales increased by $106,000 to $1,349,000 for the twelve weeks ended September 25, 2002, an 8.5% increase over the year ago quarter. This is a continuation of the general growth trend in this line of business over the past 27 months.

        Franchise revenue increased by $225,000, or 18.3%, to $1,454,000 for the twelve weeks ended September 25, 2002 from $1,229,000 for the prior year period. Franchise revenue consists of initial franchise fees and franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The increase in franchise revenue is the net impact of several factors. Initial franchise fees and franchise renewal fees increased approximately $105,000 for the twelve weeks ended

September 25, 2002 versus the prior year, as a result of an increase in franchise agreements signed. Franchise royalties increased $98,000 for the twelve weeks ended September 25, 2002 versus the prior year period. This was the net impact of a reduction in domestic franchise royalties and an increase in international royalties. Domestic royalties decreased because of the 21-unit reduction in domestic franchise stores from September 19, 2001 to September 25, 2002, and a decline in comparable store sales. International royalties increased because of a 45-unit increase in the number of international outlets compared to the prior year.

        Cost of Sales and Related Occupancy Costs.    Cost of sales and related occupancy costs for the twelve weeks ended September 25, 2002 decreased 18.1% to $5,712,000 from $6,973,000 for the prior year period. On a margin basis, cost of sales and related occupancy costs decreased to 46.3% of total revenue for the twelve weeks ended September 25, 2002 from 49.3% of total revenue for the twelve weeks ended September 19, 2001. This 3.0 favorable margin basis point change was the combined impact of a 1.6 favorable cost of sales margin basis point change, and a 1.4 favorable occupancy costs margin basis point change. These margin basis point improvements resulted primarily from the divestiture of 23 Company operated units noted above in the discussion of changes in retail revenue, as these units were generally closed or sold because of worse than average sales volumes and operating margins.

        Operating Expenses.    Operating expenses for the twelve weeks ended September 25, 2002 decreased 15.8% to $4,031,000 from $4,785,000 for the prior year period. On a margin basis, operating expenses decreased to 32.7% of total revenue during the current year period from 33.8% for the year ago quarter. This favorable 1.1 margin basis point change resulted from several factors. As noted above, average operating margins improved from the divestiture of 23 generally below average performance locations. Second, bad debt expense declined significantly as a result of a number of new collection policy initiatives implemented since the prior year period. Third, comparable store sales for Company operated units increased by 0.8% from the prior year period. Many operating expenses in a retail unit are semi-fixed and, therefore, represent a lower percentage of revenue when retail sales increase. These favorable factors were somewhat offset by an increase in our medical benefit costs, and our workers' compensation insurance rates in California.

        Depreciation and Amortization.    Depreciation and amortization decreased by $226,000 to $445,000 for the twelve weeks ended September 25, 2002 from $671,000 for the twelve weeks ended September 19, 2001. This decrease was primarily due to the divestiture of Company operated retail locations discussed above.

        General and Administrative Expenses.    General and administrative expenses decreased by $2,000, or 0.1%, to $2,093,000 for the twelve weeks ended September 25, 2002 from $2,095,000 for the twelve weeks ended September 19, 2001. On a margin basis, general and administrative expenses increased to 17.0% of total revenue in the first quarter of fiscal 2003 from 14.8% in the year ago quarter. This 2.2 unfavorable margin basis point change was the result of flat overhead dollar costs versus the prior year combined with a 12.7% reduction in revenue, as described above. The flat overhead expense versus the prior year was the net result of several factors. As noted above, our medical benefit costs, and workers' compensation insurance rates in California increased versus the prior year, which impacted support center personnel costs in our home office as well as the cost of operations personnel. Bonus accruals, legal fees and director and officer insurance expenses also all increased versus the year ago quarter. These increases were essentially offset by a savings from the elimination of ten support center positions in January 2002.

        Interest Expense and Other, Net.    Interest expense and other, net decreased by $78,000 to $82,000 for the twelve weeks ended September 25, 2002 from $160,000 for the twelve weeks ended September 19, 2001. This decrease is primarily due to a 43% reduction in our bank debt, from

$5,243,000 at September 19, 2001 to $3,000,000 at September 25, 2002, and to a lesser degree to a reduction in our interest rate.

Financial Condition, Liquidity and Capital Resources.

        Current Financial Condition.    At September 25, 2002, we had working capital of $619,000, as compared to working capital of $809,000 as of July 3, 2002, and a working capital deficit of $4,620,000 as of September 19, 2001.

        Cash Flows.    Cash provided by operating activities for the twelve weeks ended September 25, 2002 totaled $167,000 as compared with $513,000 in net cash used in operating activities for the twelve weeks ended September 19, 2001. This improvement is the net result of many factors more fully enumerated in the unaudited consolidated statement of cash flows in the accompanying financial statements.

        Net cash used in investing activities for the twelve weeks ended September 25, 2002 totaled $54,000 as compared with net cash used of $397,000 for the twelve weeks ended September 19, 2001. During the twelve weeks ended September 25, 2002, $205,000 in net cash used in investing activities was used for property and equipment expenditures. These expenditures were partially offset by $140,000 in cash received for a parcel of real estate we sold in Oregon, and $11,000 of cash received in principal payments on notes receivable we accepted upon the sale of twelve retail locations in Arizona during the prior fiscal year. During the twelve weeks ended September 19, 2001, net cash used in investing activities was used for property and equipment expenditures.

        Net cash used in financing activities for the twelve weeks ended September 25, 2002 totaled $272,000 as compared to the $368,000 in net cash used in financing activities for the twelve weeks ended September 19, 2001. For both periods the net cash used in financing activities consisted of repayment of long-term debt and capital leases.

        Outstanding Debt and Financing Arrangements.    On July 7, 1999, we entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank), which was secured by a pledge of all of our assets and our subsidiaries' stock. It initially provided for a $12 million term loan and a $3 million revolving credit facility. We did not draw down any borrowings under the revolving credit facility. As of September 25, 2002, it backs one $40,000 letter of credit. Amounts outstanding under the Credit Agreement did bear interest, at our option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At July 3, 2002, the applicable interest rate was 5.38%, which was based on the Eurodollar rate at the time. The rate could be fixed over periods ranging from one to six months, at the Company's discretion.

        On September 26, 2000, we entered into a First Amendment to the Credit Agreement with Fleet, to amend certain terms of the original Credit Agreement. The First Amendment accelerated the maturity date of all remaining amounts owed under the Credit Agreement to the first business day following August 31, 2002, or September 3, 2002.

        On September 3, 2002 we entered into a new Credit Agreement with United California Bank, doing business as Bank of the West, or "BOW," in order to repay the balance of all remaining amounts owed to Fleet under our amended Credit Agreement with Fleet. Under the BOW Credit Agreement, we immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay our Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

        Our obligations to BOW under the Credit Agreement are secured by all of our assets, including the stock of each of our subsidiaries (each of which guarantees our obligations under the Agreement), as well as all intangible assets we own, including the intellectual property and trademark assets that we and our subsidiaries own.

        The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts we owe under the term loan must be repaid by March 31, 2005. We are required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's reference rate plus 0.75% or a LIBOR rate plus 2.50%. We may periodically elect to convert portions of our reference rate borrowings into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the Agreement. At September 25, 2002, the applicable interest rate was 4.29%, which was based on the LIBOR rate at the time.

        In addition to the term loan, the BOW Credit Agreement provides us with a revolving $1,000,000 credit line for the acquisition of specified coffee packaging equipment. Any amounts we borrow under this credit line will convert to term loans with monthly principal amortization payments beginning September 30, 2003, and we must repay all outstanding balances by August 31, 2006. We are required to pay interest on any borrowings outstanding under this line of credit on a monthly basis, at an interest rate computed in the same manner as described above for the term loan.

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

        Finally, the BOW Credit Agreement provides us with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. Our working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw downs against our working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. We may only draw funds against our working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility may be outstanding throughout the year. We may repay amounts that we borrow under the working capital facility at any time, and we may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). All amounts outstanding under our working capital facility are required to be repaid by August 31, 2003. Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by us immediately upon the date of such payment by BOW. As of September 25, 2002, BOW had issued two letters of credit for a total of $218,000, one of which was issued to Fleet Bank in support of our one outstanding letter of credit issued by Fleet.

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

        Other Commitments.    The following represents a comprehensive list of our contractual obligations and commitments as of September 25, 2002:

	Payments Due by Period
	Total	2003	2004	2005	2006	2007	Thereafter
	(In thousands)
Note Payable	$3,000	$1,200	$1,200	$600	$—	$—	$—
Capital Leases	1,207	265	242	187	85	44	384
Operating Leases	16,832	3,812	3,199	2,856	2,014	1,386	3,565
Green Coffee Commitments	4,434	1,864	1,670	900	—	—	—

	$25,473	$7,141	$6,311	$4,543	$2,099	$1,430	$3,949

        We are obligated under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for ten to twenty years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are contingently liable on the master leases for 154 franchise locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, who all pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible. Our maximum theoretical future exposure at September 25, 2002, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $28,199,000. This amount does not take into consideration any mitigating measures we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump payment to the landlord less than the sum of all remaining future rents.

Critical Accounting Policies.

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

        Revenue Recognition—Franchise Operations.    Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time the Company has performed its obligations related to such fees. Fees received pursuant to area development agreements, which grant the right to develop franchised units in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised units subject to the development agreements begin operations. In light of our revenue recognition policies, we have little or no control over when we recognize revenue related to these initial franchise fees and area development fees. We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make required payments to us. Additionally, we cease recording royalties from franchisees that are delinquent in paying us until we have a history of payments being made when due. If sales or economic conditions worsen for our franchisees, their financial performance may worsen, our collection rates may decline and we may be required to assume their responsibility for lease payments on franchised restaurants.

        Valuation of Long-Lived Assets.    We evaluate the carrying value of assets for impairment when the operations of one or more of our brands experience a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or unit closures. Upon the occurrence of a negative event, we estimate the future undiscounted cash flows for the individual units that are affected by the negative event. If the projected cash flows do not exceed the carrying value of the assets allocated to each unit, we write-down the assets to fair value based on: the estimated net proceeds we believe we can obtain for the unit upon sale, the discounted projected cash flows derived from the unit or the historical net proceeds obtained from sales of similar units. The most significant assumptions in our analysis are those used when we estimate a unit's future cash flows. We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information. If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated.

        Goodwill.    In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations", and "Goodwill and Other Intangible Assets". The Company chose to early adopt the provisions of SFAS No. 142 effective June 28, 2001. The Company adopted SFAS No. 141 immediately upon its release. No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 28, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Upon the adoption of SFAS No. 142, the carrying value of the Company's goodwill and other intangible assets was determined to not be impaired. Our goodwill impairment analysis uses estimates and assumptions in order to determine the fair value of our reporting units. If our assumptions are incorrect, the carrying value of our goodwill may be overstated.

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

New Accounting Pronouncements.

        In April 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 provides new guidance on the criteria used to classify debt extinguishments as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement No. 145 will be effective for our fiscal year 2004. Management does not believe the adoption of this standard will have a material impact on our financial position, results of operations, or liquidity.

        In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. Statement No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. We have not assessed whether the adoption of this standard will have a material impact on our financial position, results of operations, or liquidity.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

        None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

  Interest Rate Risk

        We are exposed to market risk from changes in interest rates on our outstanding bank debt. At September 25, 2002, we had $3,000,000 in bank debt that was tied to changes in short term interest rates. At the end of our first fiscal quarter of fiscal 2002, the interest rate was the LIBOR rate plus 2.50%. The rate can be fixed over periods ranging from one to six months, at our discretion. At September 25, 2002, a hypothetical 100 basis point increase in the adjusted LIBOR rate would result in additional interest expense of $30,000 on an annualized basis.

  Commodity Price Risk

        Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At September 25, 2002, we had commitments to purchase coffee through fiscal year 2005 totaling $4,434,000 for 4,983,894 pounds of green coffee, all of which were fixed as to price. The coffee scheduled to be delivered to us in this fiscal year pursuant to these commitments will satisfy approximately 43% of our anticipated green coffee requirements for this fiscal year. Assuming we require approximately 2,000,000 additional pounds of green coffee during 2003 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $20,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 4. Controls and Procedures.

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the twelve week period ending September 25, 2002, we were not a party to any material legal proceedings.

Item 5. Other Information.

  Minimum Advance Notice of Stockholder Proposals

        The proxy materials for the Diedrich Coffee 2002 annual meeting of the stockholders were mailed to our stockholders on October 31, 2002. Any proposal which a stockholder desires to be considered for inclusion in the proxy statement for our 2003 annual meeting of stockholders must be submitted to us prior to July 3, 2003 in a form that complies with applicable regulations. In the event a stockholder proposal is not submitted to us prior to July 3, 2003, the proxies solicited by the board of directors for the 2003 annual meeting of the stockholders will confer authority on the holders of the proxy to vote the shares in their discretion if the proposal is presented at the 2003 annual meeting of stockholders without any discussion of the proposal in the proxy statement for the meeting.

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
4.3	Specimen Stock Certificate(3)
4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)
4.5	Registration Rights Agreement, dated May 8, 2001(2)
4.6	Form of Warrant, dated May 8, 2001(2)
10.1	Form of Indemnification Agreement(3)
10.2	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(4)*
10.3	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(3)*

10.4	Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(3)
10.5	Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)
10.6	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998(7)
10.7	Form of Franchise Agreement(9)
10.8	Form of Area Development Agreement(9)
10.9	Form of Employment Agreement with Martin R. Diedrich dated June 29, 2001(10)*
10.10	Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.11	Security Agreement, dated as of July 7, 1999, by and between BankBoston, N.A. and Diedrich Coffee(11)
10.12	Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee, and its subsidiaries(11)
10.13	Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.14	Form of Term Note made in favor of BankBoston, N.A.(11)
10.15	Form of Revolving Note made in favor of BankBoston, N.A.(11)
10.16	Employment Agreement with Matt McGuinness effective March 13, 2000(12)*
10.17	First Amendment to Credit Agreement dated as of September 26, 2000(12)
10.18	Second Amendment to Credit Agreement dated as of February 26, 2001(13)
10.19	Letter Agreement re: employment with Carl Mount dated October 29, 1999(14)*
10.20	Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000(14)*
10.21	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(15)*
10.22	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(16)*
10.23	Common Stock and Warrant Purchase Agreement dated March 14, 2001(17)
10.24	Employment agreement with Philip G. Hirsch, dated March 20, 2002(10)*
10.25	Employment agreement with Philip G. Hirsch, effective as of September 1, 2002(18)*
10.26	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(18)
10.27	Form of Guaranty(18)
10.28	Form of Guarantor Security Agreement(18)
10.29	Form of Supplemental Security Agreement(18)
10.30	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(18)

21.1	List of Subsidiaries(12)
99.1	Certification Pursuant to USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Reserved.

(6)
Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(7)
Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the fiscal year ended January 28, 1998.

(8)
Reserved.

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

(18)
Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(b)
Reports on Form 8-K.

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002	DIEDRICH COFFEE, INC.
/s/ PHILIP G. HIRSCH Philip G. Hirsch President and Chief Executive Officer (Principal Executive Officer)
/s/ MATTHEW C. MCGUINNESS Matthew C. McGuinness Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

        I, Philip G. Hirsch, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Diedrich Coffee, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By:	/s/ PHILIP G. HIRSCH Philip G. Hirsch Chief Executive Officer

        I, Matthew C. McGuinness, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Diedrich Coffee, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By:	/s/ MATTHEW C. McGUINNESS Matthew C. McGuinness Executive Vice President and Chief Financial Officer

QuickLinks

DIEDRICH COFFEE, INC. INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
DIEDRICH COFFEE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DIEDRICH COFFEE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
DIEDRICH COFFEE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
DIEDRICH COFFEE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 25, 2002 (UNAUDITED)
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.
  Item 3. Quantitative And Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES