Form 10-Q
period 2002-12-18
DIEDRICH COFFEE INC
filed 2003-01-31
CIK 947661

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 18, 2002
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

        As of January 29, 2003, there were 5,161,265 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.
INDEX

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 18, 2002	July 3, 2002
Assets
Current assets:
Cash	$2,111,000	$2,233,000
Accounts receivable, less allowance for doubtful accounts of $1,347,000 at December 18, 2002 and $1,364,000 at July 3, 2002	3,671,000	2,215,000
Inventories	2,814,000	2,598,000
Assets held for sale	46,000	186,000
Current portion of notes receivable	51,000	48,000
Prepaid expenses	584,000	667,000

Total current assets	9,277,000	7,947,000
Property and equipment, net	6,718,000	7,514,000
Costs in excess of net assets acquired, net of amortization of $1,413,000 at December 18, 2002 and July 3, 2002	12,090,000	12,164,000
Notes receivable	214,000	240,000
Other assets	494,000	415,000

Total assets	$28,793,000	$28,280,000

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of obligations under capital leases	$171,000	$189,000
Current installments of long-term debt	1,200,000	1,126,000
Accounts payable	2,551,000	2,090,000
Accrued compensation	1,297,000	1,310,000
Accrued expenses	797,000	695,000
Franchise deposits	639,000	601,000
Deferred franchise fee income	577,000	546,000
Provision for store closure	447,000	581,000

Total current liabilities	7,679,000	7,138,000
Obligations under capital leases, excluding current installments	649,000	732,000
Long term debt, excluding current installments	1,500,000	2,100,000
Deferred rent	519,000	566,000

Total liabilities	10,347,000	10,536,000

Stockholders' equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at December 18, 2002 and July 3, 2002	52,000	52,000
Additional paid-in capital	57,968,000	57,968,000
Accumulated deficit	(39,574,000)	(40,276,000)

Total stockholders' equity	18,446,000	17,744,000
Commitments and contingencies (note 3)
Subsequent event (note 8)

Total liabilities and stockholders' equity	$28,793,000	$28,280,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twelve Weeks Ended December 18, 2002	Twelve Weeks Ended December 12, 2001	Twenty-Four Weeks Ended December 18, 2002	Twenty-Four Weeks Ended December 12, 2001
Net Revenue:
Retail sales	$8,329,000	$8,751,000	$16,186,000	$18,361,000
Wholesale and other	5,163,000	5,471,000	8,198,000	8,773,000
Franchise revenue	1,476,000	1,770,000	2,930,000	2,999,000

Total revenue	14,968,000	15,992,000	27,314,000	30,133,000

Costs and Expenses:
Cost of sales and related occupancy costs	7,288,000	8,115,000	13,000,000	15,107,000
Operating expenses	4,166,000	3,685,000	8,194,000	8,498,000
Depreciation and amortization	461,000	539,000	906,000	1,210,000
General and administrative expenses	2,134,000	2,260,000	4,230,000	4,308,000
Provision for asset impairment	106,000	22,000	106,000	22,000
(Gain) loss on asset disposals	18,000	(99,000)	(2,000)	(97,000)

Total costs and expenses	14,173,000	14,522,000	26,434,000	29,048,000

Operating income	795,000	1,470,000	880,000	1,085,000
Interest expense	(70,000)	(132,000)	(163,000)	(304,000)
Interest and other income, net	13,000	14,000	24,000	26,000

Income before income tax provision	738,000	1,352,000	741,000	807,000
Income tax provision	26,000	17,000	39,000	17,000

Net income	$712,000	$1,335,000	$702,000	$790,000

Net income per share—basic and diluted	$0.14	$0.26	$0.14	$0.15

Number of shares used in per share computations:
Basic	5,161,000	5,161,000	5,161,000	5,161,000

Diluted	5,255,000	5,161,000	5,199,000	5,161,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-Four Weeks Ended December 18, 2002	Twenty-Four Weeks Ended December 12, 2001
Cash flows from operating activities:
Net income	$702,000	$790,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	906,000	1,210,000
Amortization of loan fees	45,000	87,000
Provision for bad debt	48,000	(175,000)
Provision for asset impairment	106,000	22,000
Provision for store closure	20,000	—
Gain on disposal of assets	(2,000)	(97,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,488,000)	(728,000)
Inventories	(216,000)	(392,000)
Prepaid expenses	97,000	(237,000)
Other assets	(135,000)	13,000
Accounts payable	461,000	380,000
Accrued compensation	(13,000)	(438,000)
Accrued expenses	102,000	(468,000)
Provision for store closure	(154,000)	(243,000)
Deferred franchise income and franchisee deposits	69,000	(144,000)
Deferred rent	(4,000)	14,000

Net cash provided by (used in) operating activities	544,000	(406,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(343,000)	(607,000)
Proceeds from disposal of property and equipment	275,000	1,551,000
Payments received on notes receivable	23,000	7,000

Net cash provided by (used in) investing activities	(45,000)	951,000

Cash flows from financing activities:
Stock issuance costs	—	(56,000)
Payments on long-term debt	(526,000)	(1,335,000)
Payments on capital lease obligations	(95,000)	(136,000)

Net cash used in financing activities	(621,000)	(1,527,000)

Net decrease in cash	(122,000)	(982,000)
Cash at beginning of period	2,233,000	3,063,000

Cash at end of period	$2,111,000	$2,081,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$108,000	$205,000

Income taxes	$41,000	$18,000

Non-cash transactions
Issuance of notes receivable	$—	$515,000

Asset purchased under capital lease	$—	$225,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 18, 2002
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

  Reclassifications

        Certain reclassifications have been made to the December 12, 2001 consolidated financial statements to conform to the December 18, 2002 presentation.

2.
INVENTORIES

        Inventories consist of the following:

	December 18, 2002	July 3, 2002
Unroasted coffee	$875,000	$942,000
Roasted coffee	741,000	563,000
Accessory and specialty items	306,000	237,000
Other food, beverage and supplies	892,000	856,000

	$2,814,000	$2,598,000

3.
LONG-TERM DEBT

        Long-term debt consists of the following:

	December 18, 2002	July 3, 2002
Bank of the West
Note payable bearing interest at a rate of 4.29% as of December 18, 2002 and payable in monthly installments of $100,000. Due March 31, 2005. Note is secured by the assets of the Company and its subsidiaries' stock	$2,700,000	$—
Fleet National Bank
Note payable bearing interest at a rate of 5.38% as of July 3, 2002. Paid in full on September 3, 2002.	—	3,226,000
Less: current installments	1,200,000	1,126,000

Long-term debt, excluding current installments	$1,500,000	$2,100,000

        On September 3, 2002, the Company entered into a Credit Agreement with United California Bank, doing business as Bank of the West or "BOW," in order to repay the balance of all remaining amounts it owed to Fleet National Bank ("Fleet") under the amended credit agreement with Fleet. Under the BOW Credit Agreement, the Company immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay the Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

        The Company's obligations to BOW under the Credit Agreement are secured by all of its assets, including the stock of each of its subsidiaries (each of which has guaranteed the Company's obligations under the agreement), as well as all intangible assets it owns, including the intellectual property and trademark assets that the Company and its subsidiaries own.

        The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts the Company owes under the term loan must be repaid by March 31, 2005. The Company must make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's reference rate plus 0.75% or a LIBOR rate plus 2.50%. The Company may periodically elect to convert portions of its reference rate borrowings into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the agreement. At December 18, 2002, the applicable interest rate was 4.29%, which was based on the LIBOR rate at the time.

        In addition to the term loan, the BOW Credit Agreement provides the Company with a revolving $1,000,000 credit line for the acquisition of specified coffee packaging equipment. Any amounts borrowed under this credit line will convert to term loans with monthly principal amortization payments beginning September 30, 2003, and all outstanding balances must be repaid by August 31, 2006. The Company is required to pay interest on any borrowings outstanding under this line of credit on a monthly basis, at an interest rate computed in the same manner as described above for the term loan. There were no amounts outstanding under this credit line at December 18, 2002.

        The BOW Credit Agreement also provides the Company with two separate $1,000,000 lines of credit for new coffeehouse development, one applicable to borrowings during our fiscal year ending in 2003, and the other to borrowings during our fiscal year ending in 2004. Borrowings under each line of credit will convert to term loans repayable over 36 months, with such repayments beginning July 31, 2003 and due in full by June 30, 2006, in the case of borrowings under the fiscal 2003 line, and beginning July 31, 2004 and due in full by June 30, 2007, in the case of the fiscal 2004 line. The Company is required to pay interest on borrowings under each line of credit on a monthly basis, computed as described above. There were no amounts outstanding under these credit lines at December 18, 2002.

        Finally, the BOW Credit Agreement provides the Company with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. Working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw downs against the working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. The Company may only draw funds against the working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility may be outstanding throughout the year. The Company may repay amounts borrowed under the working capital facility at any time, and it may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). All amounts outstanding under the working capital facility are required to be repaid by August 31, 2003. Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by the Company immediately upon the date of such payment by BOW. As of December 18, 2002, BOW had issued one letter of credit for $178,000.

        The BOW Credit Agreement imposes several restrictions on the Company, including limitations on its ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon its assets, and pay dividends on or repurchase its common stock. The Company must also maintain compliance with agreed-upon financial covenants that limit the amount of indebtedness that it may have outstanding in relation to its tangible net worth, require it to maintain a specified minimum dollar value level of tangible net worth, require it to maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters, require it to maintain a specified minimum level of profitability, and require the Company to maintain minimum aggregate cash balances in its various BOW bank accounts of at least $800,000 for all but ten business days each fiscal year.

        Effective December 17, based upon the Company's assessment that it would otherwise be unable to comply with one of the covenants contained therein, the Company and BOW executed a First Amendment to Credit Agreement, which reduced the trailing four fiscal quarter EBITDA requirement and increased the interest rate on the replacement term loan to a spread of 3.0% over LIBOR. The interest rate spread for the Company's option to compute interest based on BOW's reference rate was unchanged under the Amendment.

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

        Maturities of long-term debt for years subsequent to December 18, 2002 are as follows:

Fiscal Year
2003	$1,200,000
2004	1,200,000
2005	300,000

Total long-term debt	$2,700,000

4.
PROVISION FOR STORE CLOSURE

        The estimated cost associated with closing under-performing stores is accrued in the period in which the store is identified for closure by management under a plan of termination. Such costs primarily consist of the estimated cost to terminate a lease.

	Beg Balance	Amounts Charged to Expense	Cash Payments	End Balance
Year ended July 3, 2002	$1,372,000	$141,000	$(932,000)	$581,000
Twenty-four weeks ended December 18, 2002	$581,000	$20,000	$(154,000)	$447,000

5.
EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended December 18, 2002	Twelve Weeks Ended December 12, 2001	Twenty-Four Weeks Ended December 18, 2002	Twenty-Four Weeks Ended December 12, 2001
Numerator:
Net income	$712,000	$1,335,000	$702,000	$790,000

Denominator:
Basic weighted average shares outstanding	5,161,000	5,161,000	5,161,000	5,161,000
Effect of dilutive securities	94,000	—	38,000	—

Diluted adjusted weighted average shares	5,255,000	5,161,000	5,199,000	5,161,000

Basic and diluted net income per share	$0.14	$0.26	$0.14	$0.15

        All of the 730,000 warrants to purchase shares of common stock outstanding during the twelve and the twenty-four weeks ended December 18, 2002 were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive. Of the 658,000 options outstanding during the twelve and the twenty-four weeks ended December 18, 2002, 481,500 on a quarter-to-date basis and 180,000 on a year-to-date basis were included in the calculation of diluted net income per share. This resulted in 94,000 dilutive shares for the twelve weeks, and 38,000 dilutive shares for the twenty-four weeks ended December 18, 2002. All 490,000 options outstanding and all of the 730,000 warrants to purchase shares of common stock outstanding during the twelve and the twenty-four weeks ended December 12, 2001 were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

6.
SEGMENT AND RELATED INFORMATION

        The Company has three reportable segments: retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before income taxes.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The other total assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, depreciation and amortization expense and interest expense.

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
Twelve Weeks Ended December 18, 2002
Total revenue	$8,329,000	$5,163,000	$1,476,000	$—	$14,968,000
Interest expense	11,000	—	14,000	45,000	70,000
Depreciation and amortization	328,000	70,000	—	63,000	461,000
Segment profit before income tax provision	433,000	779,000	1,773,000	(2,247,000)	738,000
Total assets as of December 18, 2002	$9,578,000	$11,859,000	$4,299,000	$3,057,000	$28,793,000

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
Twelve Weeks Ended December 12, 2001
Total revenue	$8,751,000	$5,471,000	$1,770,000	$—	$15,992,000
Interest expense	14,000	—	13,000	105,000	132,000
Depreciation and amortization	355,000	104,000	—	80,000	539,000
Segment profit (loss) before income tax provision	375,000	1,406,000	1,932,000	(2,361,000)	1,352,000
Total assets as of December 12, 2001	$11,203,000	$12,201,000	$3,247,000	$3,748,000	$30,399,000

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
Twenty-Four Weeks Ended December 18, 2002
Total revenue	$16,186,000	$8,198,000	$2,930,000	$—	$27,314,000
Interest expense	19,000	—	28,000	116,000	163,000
Depreciation and amortization	638,000	146,000	—	122,000	906,000
Segment profit (loss) before income tax provision	767,000	1,291,000	3,125,000	(4,442,000)	741,000

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
Twenty-Four Weeks Ended December 12, 2001
Total Revenue	$18,361,000	$8,773,000	$2,999,000	$—	$30,133,000
Interest expense	30,000	—	32,000	242,000	304,000
Depreciation and amortization	707,000	340,000	—	163,000	1,210,000
Segment profit (loss) before tax	760,000	1,702,000	2,998,000	(4,653,000)	807,000
7.
INTANGIBLE ASSETS

        Effective June 28, 2001, the Company adopted Statements of Financial Accounting Standards Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively, which require that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. The Company completed a test for goodwill impairment as of July 3, 2002, and determined that no goodwill impairment was indicated as of that date. The Company has selected its fiscal year end as the annual date at which it will test for the impairment of goodwill. The following table details the balances of the Company's amortizable intangible assets that continue to be amortized as of December 18, 2002:

	Carrying Amount Gross	Accumulated Amortization	Net Carrying Amount
Leasehold interests	$3,000	$2,000	$1,000
Leasehold rights	$23,000	$22,000	$1,000
Trademarks	$32,000	$6,000	$26,000

        The weighted average amortization period for the intangible assets is approximately 25 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

Fiscal year:
2003	$2,000
2004	$1,000
2005	$1,000
2006	$1,000
2007	$1,000

        Changes in the carrying amount of goodwill for the twenty-four weeks ended December 18, 2002 are summarized as follows:

Balance as of July 3, 2002	$12,164,000
Dispositions	(74,000)

Balance as of December 18, 2002	$12,090,000

        The goodwill disposition of $74,000 related to three Coffee Plantation locations, which closed in December, 2002.

8.
SUBSEQUENT EVENT

        On December 18, 2002, the Company announced the resignation of its Chief Executive Officer, Philip G. Hirsch, to be effective January 3, 2003. Under the terms of his separation agreement, Mr. Hirsch will receive severance pay of $77,466 as well as continued health care coverage until the earlier of his subsequent employment or January 3, 2004. Accordingly, the Company recorded $95,000 in severance expense during its second quarter related to these items, as the requirements of EITF 94-3 had been met.

        Prior to the execution of his separation agreement, Mr. Hirsch held options to purchase 25,000 shares of the Company's common stock, which were fully vested, and an additional 120,000 options (with a different exercise price), which were not vested. The separation agreement accelerated the vesting of 35,000 of the non-vested options, causing them to be fully vested. The remainder of the non-vested options immediately terminated upon Mr. Hirsch's resignation in accordance with the terms of the option grant. Mr. Hirsch's 60,000 vested options will terminate on January 3, 2005. The Company will recognize $55,650 in compensation expense during its third fiscal quarter related to the accelerated vesting of these options.

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

General.

        Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee, and accessories through our Company operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis through a network of distributors in the Office Coffee Service ("OCS") market, and to other wholesale customers, including restaurant chains and other retailers. Our brands include Diedrich Coffee, Gloria Jean's Coffees and Coffee People. We also operate a limited number of kiosks under the Coffee Plantation brand name. As of December 18, 2002, Diedrich Coffee owned and operated 62 retail locations and franchised 344 other retail locations under these brands, for a total of 406 retail coffee outlets. Our retail units are located in 37 states and 10 foreign countries. As of December 18, 2002, we also have over 390 wholesale accounts with OCS distributors, chain and independent restaurants and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

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

        A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each over the twenty-four weeks ended December 18, 2002, is set forth below:

	Units at July 3, 2002	Opened	Closed	Net transfers between the Company and Franchise	Units at December 18, 2002
Gloria Jean's Brand
Company Operated	18	—	—	(3)	15
Franchise—Domestic	155	2	(5)	3	155
Franchise—International	140	38	—	—	178

Subtotal Gloria Jean's	313	40	(5)	—	348

Diedrich Coffee Brand
Company Operated	25	—	—	—	25
Franchise—Domestic	12	—	(1)	—	11

Subtotal Diedrich	37	—	(1)	—	36

Other Brands
Company Operated	27	—	(5)	—	22

Total	377	40	(11)	—	406

  Wholesale Distribution

        We currently have over 390 wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean's brands. Our current wholesale accounts are in the Office Coffee Supply market, chain restaurants, independent restaurants, other hospitality industry enterprises and specialty retailers. Additionally, our franchise agreements require both Diedrich Coffee and Gloria Jean's franchisees to purchase substantially all of their coffee from us.

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

Results of Operations.

  Twelve Weeks Ended December 18, 2002 Compared with the Twelve Weeks Ended December 12, 2001

        Total Revenue.    Total revenue for the twelve weeks ended December 18, 2002 decreased by $1,024,000, or 6.4%, to $14,968,000 from $15,992,000 for the twelve weeks ended December 12, 2001. This decrease was attributable to decreases in retail, wholesale and other sales, and franchise revenue. Each component is discussed below.

        Retail sales for the twelve weeks ended December 18, 2002 decreased by $422,000, or 4.8%, to $8,329,000 from $8,751,000 for the prior year period. This decrease primarily represented the net impact of several factors. First, the number of Company stores decreased in the current year versus the earlier period because of the closure of 10 poorly performing Company-operated locations and the sale of 16 other Company-operated locations since the beginning of the prior year period. The reduction in retail sales from the unit divestitures noted above was approximately $1,211,000. This decrease was partially offset by an increase in retail sales of approximately $544,000 due to the transfer to Company operations of three previously franchised locations, and a 2.1% increase in comparable store sales for Company operated units during the quarter, as well as a $76,000 increase in retail sales from our internet website.

        Wholesale revenue decreased $308,000, or 5.6%, to $5,163,000 for the twelve weeks ended December 18, 2002 from $5,471,000 for the prior year period. This decrease was primarily the combined result of the following factors:

        Keurig "K-cup" and other OCS sales.    Keurig and other Office Coffee Service sales decreased by $257,000 to $1,487,000 for the twelve weeks ended December 18, 2002, a 14.7% decrease over the year ago quarter. This is primarily due to lower sales to two large OCS distributor wholesale customers, although the magnitude of the quarterly percentage decline appears amplified by timing issues. We believe that the smaller year to date percentage decline appears to be more representative of current trends.

        Coffee sales to independent and chain restaurants and specialty retailers.    Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased by $27,000, or 6.1%, versus the year ago quarter because we reallocated our sales force and other support resources to focus less on independent and specialty retailer accounts, many of which represented only a single or few retail locations, and which proportionately require more resources to support.

        Wholesale revenue from franchisees.    Sales of roasted coffee to our franchisees decreased $24,000, or 0.8%, for the twelve weeks ended December 18, 2002, which was the net impact of an 18 unit decrease in the number of domestic franchises compared to the prior year, and a 7.7% increase in Gloria Jean's franchise comparable store sales for the quarter. Further offsetting the negative impact of fewer franchise units was the favorable impact of a volume incentive program introduced in the current year to encourage higher levels of coffee purchases by franchisees.

        Franchise revenue decreased by $294,000, or 16.6%, to $1,476,000 for the twelve weeks ended December 18, 2002 from $1,770,000 for the prior year period. Franchise revenue consists of initial franchise fees and franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The decrease in franchise revenue was primarily the result of a decrease in franchise royalties versus the prior year period. This was the net impact of a reduction in domestic franchise royalties, which was partially offset by an increase in international royalties. Domestic royalties decreased primarily because of the 18-unit reduction in domestic franchise stores compared to a year earlier. International royalties increased because of a 56-unit increase in the number of international outlets compared to the prior year, although international franchise units pay a lower average royalty rate compared to domestic franchises. Miscellaneous other franchise revenue including vendor coordination fees decreased by approximately $70,000 compared to the prior year.

        Cost of Sales and Related Occupancy Costs.    Cost of sales and related occupancy costs for the twelve weeks ended December 18, 2002 decreased 10.2% to $7,288,000 from $8,115,000 for the prior year period. On a margin basis, cost of sales and related occupancy costs decreased to 48.7% of total revenue for the twelve weeks ended December 18, 2002 from 50.7% of total revenue for the twelve weeks ended December 12, 2001. This favorable 2.0 margin basis point change was the net impact of an unfavorable 0.1 percentage point change in cost of sales, and a favorable 2.1 margin basis point change in occupancy costs. Occupancy costs experienced margin basis point improvement primarily due to the divestiture of 26 Company operated units as noted above in the discussion of changes in retail revenue. These units were generally closed or sold because of worse than average sales volumes and occupancy costs relative to sales volume. Cost of sales as a percentage of total revenue increased slightly during the current year due to our initial shipments of coffee into the grocery store distribution channel during the second fiscal quarter of the current year. Grocery revenue netted to zero during the quarter despite the fact that product was sold and shipped because the wholesale value of such sales was completely offset by slotting fees paid to the grocery stores to set up the initial distribution of our product in their retail store system. Because we recorded the related product cost of sales of the shipments at their full cost, the grocery program resulted in an increase in cost of sales as a percentage of revenue during the quarter. This will continue until the wholesale selling price of cumulative product shipments are adequate to cover the slotting fees, and we thereafter begin recording the associated revenue from such sales, which we anticipate will occur during our third quarter of the current fiscal year.

        Operating Expenses.    Operating expenses for the twelve weeks ended December 18, 2002 increased by $481,000, or 13.1%, to $4,166,000 from $3,685,000 during the prior year period. On a margin basis, operating expenses increased to 27.8% of total revenue during the current year period from 23.0% for the year ago quarter. This unfavorable 4.8 margin basis point change resulted from several factors. As noted above, average operating margins improved from the divestiture of 26 Company-operated units, although this improvement was more than offset by several unfavorable factors. Wholesale bad debt expense increased by $374,000, half of which was due to the bankruptcy filing of a single wholesale customer that distributed coffee within our Gloria Jean's retail system. In addition, as noted in previous filings over the past year, during the prior year period we collected a number of receivables, which had previously been reserved for, as a result of an aggressive new collection program implemented at that time. This resulted in the reversal of several bad debt reserves in the prior year period, and a further relative increase in current year bad debt expense on a comparative basis with the prior year. Advertising expense also increased as part of an overall effort to increase comparable store sales in retail units and brand awareness and new accounts at the wholesale level. We incurred additional operating expenses in the current year as we launched our grocery store sales program. As described in the discussion of cost of sales above, the impact of these new selling expenses when analyzed as a percentage of revenue was compounded by our accounting for slotting fees, which resulted in no revenue during the period. Finally we experienced an increase in our workers' compensation insurance rates in our retail coffeehouses compared to the prior year.

        Depreciation and Amortization.    Depreciation and amortization decreased by $78,000 to $461,000 for the twelve weeks ended December 18, 2002 from $539,000 for the twelve weeks ended December 12, 2001. This decrease was primarily due to the divestiture of Company operated retail locations discussed above.

        General and Administrative Expenses.    General and administrative expenses decreased by $126,000, or 5.6%, to $2,134,000 for the twelve weeks ended December 18, 2002 from $2,260,000 for the twelve weeks ended December 12, 2001. On a margin basis, general and administrative expenses increased to

14.3% of total revenue in the first quarter of fiscal 2003 from 14.1% in the year ago quarter. This 0.2 unfavorable margin basis point change was the net result of several factors. As noted above, our workers' compensation insurance rates increased versus the prior year, which impacted the cost of home office support center personnel as well as operations personnel. Consulting fees and director and officer insurance expenses also increased versus the year ago quarter. In addition, we accrued $95,000 in separation costs during the second quarter of fiscal 2003 due to the resignation of our Chief Executive Officer. These increases were primarily offset by a decrease in legal fees and savings from the elimination of ten support center positions in January 2002.

        Provision for Asset Impairment.    Provision for asset impairment costs increased $84,000 to $106,000 for the twelve weeks ended December 18, 2002 from $22,000 in the prior year period. During the current quarter we recorded an asset impairment charge of $106,000 to reduce the carrying value associated with one of our coffeehouses in Portland, Oregon. During the prior quarter, we recorded an asset impairment charge of $22,000, related to the impending closure of a Portland coffee kiosk. The book value of that retail unit was written down to reflect the net proceeds we received in the subsequent quarter when the kiosk closed.

        Interest Expense and Other, Net.    Interest expense and other, net decreased by $61,000 to $57,000 for the twelve weeks ended December 18, 2002 from $118,000 for the twelve weeks ended December 12, 2001. This decrease is primarily due to a reduction in our bank debt, and to a lesser degree to a reduction in our interest rate.

  Twenty-Four Weeks Ended December 18, 2002 Compared with the Twenty-Four Weeks Ended December 12, 2001

        Total Revenue.    Total revenue for the twenty-four weeks ended December 18, 2002 decreased by $2,819,000, or 9.4%, to $27,314,000 from $30,133,000 for the twenty-four weeks ended December 12, 2001. This decrease was attributable to decreases in retail sales, wholesale and other revenue and franchise revenue. Each component is discussed below.

        Retail sales for the twenty-four weeks ended December 18, 2002 decreased by $2,175,000, or 11.8%, to $16,186,000 from $18,361,000 for the prior year period. This decrease primarily represented the combined impact of two factors. First, the number of Company stores decreased in the current year versus the earlier period because of the closure of 10 poorly performing Company-operated locations and the sale of 16 other Company-operated locations since the beginning of the prior year period. The reduction in retail sales from the unit divestitures noted above was approximately $3,471,000. This decrease was partially offset by an increase in retail sales of approximately $909,000 due to the transfer to Company operations of three previously franchised locations, since the prior year period, a 1.2% increase in comparable store sales for Company operated units on a year to date basis compared to the prior year, and a $117,000 increase in retail sales from our internet website.

        Wholesale revenue decreased $575,000, or 6.6%, to $8,198,000 for the twenty-four weeks ended December 18, 2002 from $8,773,000 for the prior year period. This decrease was primarily the combined result of the following factors:

        Wholesale revenue from franchisees.    Sales of roasted coffee to our franchisees decreased $295,000, or 6.1%, for the twenty-four weeks ended December 18, 2002 primarily because of an 18 unit decrease in the number of domestic franchises compared to the prior year, which more than offset the favorable impact of a 3.3% increase in Gloria Jean's franchise comparable store sales on a year to date basis, versus the prior year period.

        Keurig "K-cup" and other OCS sales.    Keurig and other Office Coffee Service sales decreased by $151,000 to $2,836,000 for the twelve weeks ended December 18, 2002, a 5.1% decrease over the year ago period. This is primarily due to lower sales to two large OCS distributor wholesale customers.

        Coffee sales to independent and chain restaurants and specialty retailers.    Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased by $129,000, or 14.1%, versus the year ago period because we reallocated our sales force and other support resources to focus less on independent and specialty retailer accounts, many of which represented only a single or few retail locations, and which proportionately require more resources to support.

        Franchise revenue decreased by $69,000, or 2.3%, to $2,930,000 for the twenty-four weeks ended December 18, 2002 from $2,999,000 for the prior year period. The decrease in franchise revenue is the net impact of several factors. Initial franchise fees and franchise renewal fees increased approximately $126,000 for the twenty-four weeks ended December 18, 2002 versus the prior year, as a result of an increase in franchise agreements sold or renewed. Franchise royalties decreased $147,000 for the twenty-four weeks ended December 18, 2002 versus the prior year period. This was the net impact of a reduction in domestic franchise royalties and an increase in international royalties. Domestic royalties decreased primarily because of the 18-unit reduction in domestic franchise stores from December 12, 2001 to December 18, 2002, despite a 3.3% increase in franchise comparable store sales compared to the year ago period. International royalties increased because of a 56-unit increase in the number of international outlets compared to the prior year. Miscellaneous other franchise revenue including vendor coordination fees decreased by $48,000 compared to the prior year.

        Cost of Sales and Related Occupancy Costs.    Cost of sales and related occupancy costs for the twenty-four weeks ended December 18, 2002 decreased 13.9% to $13,000,000 from $15,107,000 for the prior year period. On a margin basis, cost of sales and related occupancy costs decreased to 47.6% of total revenue for the twenty-four weeks ended December 18, 2002 from 50.1% of total revenue for the twenty-four weeks ended December 12, 2001. This 2.5 favorable margin basis point change was the combined impact of a 0.7 favorable cost of sales margin basis point change, and a 1.8 favorable occupancy costs margin basis point change. These margin basis point improvements resulted primarily from the divestiture of 26 Company operated units noted above in the discussion of changes in retail revenue, as these units were generally closed or sold because of worse than average sales volumes and operating margins.

        Operating Expenses.    Operating expenses for the twenty-four weeks ended December 18, 2002 decreased 3.6% to $8,194,000 from $8,498,000 for the prior year period. On a margin basis, operating expenses increased to 30.0% of total revenue during the current year period from 28.2% for the year ago period. This unfavorable 1.8 margin basis point change for the twenty-four weeks ended December 18, 2002 as compared with the prior year resulted primarily from the increase in bad debt expense, advertising expense and worker's compensation expense noted above in the discussion of Operating Expenses for the twelve weeks ended December 18, 2002.

        Depreciation and Amortization.    Depreciation and amortization decreased by $304,000 to $906,000 for the twenty-four weeks ended December 18, 2002 from $1,210,000 for the twenty-four weeks ended December 12, 2001. This decrease was primarily due to the divestiture of Company operated retail locations since the prior year noted in the discussion of retail sales, above.

        General and Administrative Expenses.    General and administrative expenses decreased by $78,000, or 4.0%, to $4,230,000 for the twenty-four weeks ended December 18, 2002 from $4,308,000 for the twenty-four weeks ended December 12, 2001. On a margin basis, general and administrative expenses increased to 15.5% of total revenue in the first quarter of fiscal 2003 from 14.3% in the year ago period. This 1.2 unfavorable margin basis point change was the net result of several factors detailed in the discussion above for the twelve weeks ended December 18, 2002. During the twenty-four weeks ended December 18, 2002, however, increased consulting fees, directors' and officers' insurance fees, and severance expenses reduced the beneficial impact of our elimination of ten support center positions in January 2002.

        Provision for Asset Impairment.    Provision for asset impairment costs increased $84,000 to $106,000 for the twenty-four weeks ended December 18, 2002 from $22,000 for the twenty-four weeks ended December 12, 2001 due to the facts previously discussed above for the twelve weeks ended December 18, 2002.

        Interest Expense and Other, Net.    Interest expense and other, net decreased by $139,000 to $139,000 for the twenty-four weeks ended December 18, 2002 from $278,000 for the twenty-four weeks ended December 12, 2001. This decrease is primarily due to a reduction in our bank debt, and, to a lesser degree, to a reduction in our interest rate.

Financial Condition, Liquidity and Capital Resources.

        Current Financial Condition.    At December 18, 2002, we had working capital of $1,598,000, as compared to working capital of $809,000 as of July 3, 2002, and a working capital deficit of $2,972,000 as of December 12, 2001.

        Cash Flows.    Cash provided by operating activities for the twenty-four weeks ended December 18, 2002 totaled $544,000 as compared with $406,000 in net cash used in operating activities for the twenty-four weeks ended December 12, 2001. This improvement is the net result of many factors more fully enumerated in the unaudited consolidated statement of cash flows in the accompanying financial statements.

        Net cash used in investing activities for the twenty-four weeks ended December 18, 2002 totaled $45,000 as compared with net cash provided of $951,000 for the twenty-four weeks ended December 12, 2001. During the twenty-four weeks ended December 18, 2002, $343,000 in net cash used in investing activities was used for property and equipment expenditures. These expenditures were partially offset by $140,000 in cash received for a parcel of real estate we sold in Oregon, $135,000 in cash received for two coffeehouses we sold in Arizona, and $23,000 of cash received in principal payments on notes receivable we accepted upon the sale of twelve retail locations in Arizona during the prior fiscal year. During the twenty-four weeks ended December 12, 2001, we received $1,551,000 in proceeds from the sale of assets, including $1,203,000 for the sale of 12 Company-operated locations in Arizona, and $307,000 for the sale of land and a building in Oregon. We also received $7,000 in principal payments on notes receivable issued by the buyer of the 12 locations in Arizona. These proceeds and notes receivable payments were partially offset by $607,000 in property and equipment expenditures.

        Net cash used in financing activities for the twenty-four weeks ended December 18, 2002 totaled $621,000 as compared to the $1,527,000 in net cash used in financing activities for the twenty-four weeks ended December 12, 2001. For both periods the net cash used in financing activities consisted of repayment of long-term debt and capital leases. During the twenty-four weeks ended December 12, 2001, net cash used in financing activities also included $56,000 in payments related to transaction costs associated with our issuance of common stock during our fiscal year ended June 27, 2001.

        Outstanding Debt and Financing Arrangements.    On September 3, 2002, we entered into a Credit Agreement with United California Bank, doing business as Bank of the West or "BOW," in order to repay the balance of all remaining amounts owed to Fleet National Bank (Fleet) under our amended Credit Agreement with Fleet. Under the BOW Credit Agreement, we immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay our Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

        Our obligations to BOW under the Credit Agreement are secured by all of our assets, including the stock of each of our subsidiaries (each of which has guaranteed our obligations under the agreement), as well as all intangible assets we own, including the intellectual property and trademark assets that we and our subsidiaries own.

        The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts we owe under the term loan must be repaid by March 31, 2005. We are required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's reference rate plus 0.75% or a LIBOR rate plus 2.50%. We may periodically elect to convert portions of our reference rate borrowings into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the agreement. At December 18, 2002, the applicable interest rate was 4.29%, which was based on the LIBOR rate at the time.

        In addition to the term loan, the BOW Credit Agreement provides us with a revolving $1,000,000 credit line for the acquisition of specified coffee packaging equipment. Any amounts we borrow under this credit line will convert to term loans with monthly principal amortization payments beginning September 30, 2003, and we must repay all outstanding balances by August 31, 2006. We are required to pay interest on any borrowings outstanding under this line of credit on a monthly basis, at an interest rate computed in the same manner as described above for the term loan. There were no amounts outstanding under this credit line at December 18, 2002.

        The BOW Credit Agreement also provides us with two separate $1,000,000 lines of credit for new coffeehouse development, one applicable to borrowings during our fiscal year ending in 2003, and the other to borrowings during our fiscal year ending in 2004. Borrowings under each line of credit will convert to term loans repayable over 36 months, with such repayments beginning July 31, 2003 and due in full by June 30, 2006, in the case of borrowings under the fiscal 2003 line, and beginning July 31, 2004 and due in full by June 30, 2007, in the case of the fiscal 2004 line. We are required to pay interest on borrowings under each line of credit on a monthly basis, computed as described above. There were no amounts outstanding under these credit lines at December 18, 2002.

        Finally, the BOW Credit Agreement provides us with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. Our working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw downs against our working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. We may only draw funds against our working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility may be outstanding throughout the year. We may repay amounts that we borrow under the working capital facility at any time, and we may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). All amounts outstanding under our working capital facility are required to be repaid by August 31, 2003. Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by us immediately upon the date of such payment by BOW. As of December 18, 2002, BOW had issued one letter of credit for $178,000.

        The BOW agreement imposes several restrictions on us, including limitations on our ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon our assets, and pay dividends on or repurchase our common stock. We must also maintain compliance with agreed-upon financial covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth, require us to maintain a specified minimum dollar value level of tangible net worth, require us to maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters, require us to maintain a specified minimum level of profitability, and require us to maintain minimum aggregate cash balances in our various BOW bank accounts of at least $800,000 for all but ten business days each fiscal year.

        Effective December 17, 2002, based upon our assessment that we would otherwise be unable to comply with one of the covenants contained therein, we and BOW executed a First Amendment to Credit Agreement, which reduced the trailing four fiscal quarter EBITDA requirement and increased the interest rate on the replacement term loan to a spread of 3.0% over LIBOR. The interest rate spread for our option to compute interest based on BOW's reference rate was unchanged under the Amendment.

        Based upon the terms of the BOW Credit Agreement, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash, cash from operations, and funds available under our new Credit Agreement will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

        Other Commitments.    The following represents a comprehensive list of our contractual obligations and commitments as of December 18, 2002:

	Payments Due by Period
	Total	2003	2004	2005	2006	2007	Thereafter
	(In thousands)
Note Payable	$2,700	$1,200	$1,200	$300	$—	$—	$—
Capital Leases	1,133	253	229	180	54	44	373
Operating Leases	16,861	4,022	3,358	3,045	1,871	1,338	3,227
Green Coffee Commitments	3,765	1,202	1,686	877	—	—	—

	$24,459	$6,677	$6,473	$4,402	$1,925	$1,382	$3,600

        We are obligated under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for ten to twenty years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are contingently liable on the master leases for 155 franchise locations. Under our historical franchising business model, we executed the master leases for these locations and entered into subleases on the same terms with our franchisees. Under these leases, franchisees pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible. Our maximum theoretical future exposure at December 18, 2002, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $25,635,000. This amount does not take into consideration any mitigating measures we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord which is less than the sum of all remaining future rents.

Critical Accounting Policies.

        The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, allowance for bad debt reserves, assets held for sale, fixed asset lives, goodwill, intangible assets, income taxes, workers' compensation reserves, store closure reserves, and contingencies. We believe that the following represent our critical accounting policies and estimates used in the preparation of our consolidated financial statements. The following discussion, however, does not list all of our accounting policies and estimates.

        Revenue Recognition—Franchise Operations.    Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time we have performed our obligations related to such fees. Fees received pursuant to area development agreements, which grant the right to develop franchised units in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised units subject to the development agreements begin operations. In light of our revenue recognition policies, we have little or no control over when we recognize revenue related to these initial franchise fees and area development fees. We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make required payments to us. Additionally, we cease recording royalties from franchisees that are delinquent in paying us until we have a history of payments being made when due. If sales or economic conditions worsen for our franchisees, their financial performance may worsen, our collection rates may decline and we may be required to assume their responsibility for lease payments on franchised restaurants.

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

        Goodwill.    In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. We chose to early adopt the provisions of SFAS No. 142 effective June 28, 2001. We adopted SFAS No. 141 immediately upon its release. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 28, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Upon the adoption of SFAS No. 142, the carrying value of our goodwill and other intangible assets was determined to not be impaired. Our goodwill impairment analysis uses estimates and assumptions in order to determine the fair value of our reporting units. If our assumptions are incorrect, the carrying value of our goodwill may be overstated. We have selected our fiscal year end as our annual impairment measurement date.

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

New Accounting Pronouncements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides new guidance on the criteria used to classify debt extinguishments as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for our fiscal year 2004. Management does not believe the adoption of this standard will have a material impact on our financial position, results of operations, or liquidity.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. We have not assessed whether the adoption of this standard will have a material impact on our financial position, results of operations, or liquidity.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends the disclosure requirements in SFAS No. 123, "Accounting for Stock-Based Compensation" for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. Management does not believe the adoption of this standard will have a material impact on our financial position, results of operations, or liquidity.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

        None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

  Interest Rate Risk

        We are exposed to market risk from changes in interest rates on our outstanding bank debt. At December 18, 2002, we had $2,700,000 in bank debt that could be affected by changes in short term interest rates. At the end of our second fiscal quarter of fiscal 2003, the interest rate was the LIBOR rate plus 2.50%, or 4.29%. The rate can be fixed over periods ranging from one to six months, at our discretion. At December 18, 2002, a hypothetical 100 basis point increase in the adjusted LIBOR rate would result in additional interest expense of $27,000 on an annualized basis.

  Commodity Price Risk

        Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At December 18, 2002, we had commitments to purchase coffee through fiscal year 2005 totaling $3,765,000 for 2,921,000 pounds of green coffee, all of which were fixed as to price. The coffee scheduled to be delivered to us throughout the remaining portion of this fiscal year pursuant to these commitments will satisfy approximately 55%

of our anticipated green coffee requirements for this fiscal year. Assuming we require approximately 798,000 additional pounds of green coffee during 2003 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $8,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 4. Controls and Procedures.

        Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the twenty-four week period ending December 18, 2002, we were not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders was held on December 2, 2002. Peter Churm, Martin Diedrich, Lawrence Goelman, Paul Heeschen, Randy Powell, and Richard Spencer were elected to the board of directors to serve until the next annual meeting. In addition, the stockholders ratified the selection of KPMG LLP as our independent auditor for the fiscal year ending July 2, 3003. The voting for the proposals was as set forth below.

  Election of Directors

        All of our directors nominated for election as stated in our proxy statement were elected.

Director Nominee	Votes For	Votes Against or Withheld
Peter Churm	3,370,638	45,777
Martin Diedrich	2,980,440	435,975
Lawrence Goelman	3,370,628	45,787
Paul Heeschen	3,370,398	46,017
Randy Powell	3,409,253	7,162
Richard Spencer	3,412,994	3,421

  Ratification of Independent Auditors

        The voting to ratify the selection of KPMG LLP as our independent auditor for the fiscal year ending July 2, 2003 was as follows:

Proposal	Votes For	Votes Against or Withheld	Abstentions
Ratification of the selection of KPMG LLP as our independent auditor for the fiscal year ending July 2, 2003	3,409,727	5,921	767

Item 5. Other Information.

        Minimum Advance Notice of Stockholder Proposals.    The proxy materials for the Diedrich Coffee 2002 annual meeting of the stockholders were mailed to our stockholders on October 31, 2002. Any proposal that a stockholder desires to be considered for inclusion in the proxy statement for our 2003 annual meeting of stockholders must be submitted to us prior to July 3, 2003 in a form that complies with applicable regulations. In the event a stockholder proposal is not submitted to us prior to July 3, 2003, the proxies solicited by the board of directors for the 2003 annual meeting of the stockholders will confer authority to the holders of the proxies to vote the shares in their discretion if the proposal is presented at the 2003 annual meeting of stockholders without any discussion of the proposal in the proxy statement for the meeting.

        Resignation of Chief Executive Officer.    On December 18, 2002, we announced that our Chief Executive Officer, Philip G. Hirsch, had tendered his resignation. As planned, Mr. Hirsch's resignation became effective on January 3, 2003. Our board of directors has initiated a search for a replacement for Mr. Hirsch.

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
4.3	Specimen Stock Certificate (3)
4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)
4.5	Registration Rights Agreement, dated May 8, 2001 (2)
4.6	Form of Warrant, dated May 8, 2001 (2)
10.1	Form of Indemnification Agreement (3)
10.2	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan (4)*
10.3	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan (3)*
10.4	Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers) (3)
10.5	Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust (6)
10.6	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998 (7)
10.7	Form of Franchise Agreement (9)
10.8	Form of Area Development Agreement (9)
10.9	Form of Employment Agreement with Martin R. Diedrich dated June 29, 2001 (10)*
10.10	Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (11)
10.11	Security Agreement, dated as of July 7, 1999, by and between BankBoston, N.A. and Diedrich Coffee (11)
10.12	Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee, and its subsidiaries (11)
10.13	Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries (11)
10.14	Form of Term Note made in favor of BankBoston, N.A. (11)

10.15	Form of Revolving Note made in favor of BankBoston, N.A. (11)
10.16	Employment Agreement with Matt McGuinness effective March 13, 2000 (12)*
10.17	First Amendment to Credit Agreement dated as of September 26, 2000 (12)
10.18	Second Amendment to Credit Agreement dated as of February 26, 2001 (13)
10.19	Letter Agreement re: employment with Carl Mount dated October 29, 1999 (14)*
10.20	Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000 (14)*
10.21	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan (15)*
10.22	Diedrich Coffee, Inc. 2000 Equity Incentive Plan (16)*
10.23	Common Stock and Warrant Purchase Agreement dated March 14, 2001 (17)
10.24	Employment agreement with Philip G. Hirsch, dated March 20, 2002 (10)*
10.25	Employment agreement with Philip G. Hirsch, effective as of September 1, 2002 (18)*
10.26	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank (18)
10.27	Form of Guaranty (18)
10.28	Form of Guarantor Security Agreement (18)
10.29	Form of Supplemental Security Agreement (18)
10.30	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank (18)
10.31	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch*
10.32	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective December 17, 2002
99.1	Certification Pursuant to USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: January 30, 2003	DIEDRICH COFFEE, INC.

/s/ MATTHEW C. MCGUINNESS Matthew C. McGuinness Executive Vice President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Certifications

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

Date:	January 30, 2003

/s/ MATTHEW C. MCGUINNESS Matthew C. McGuinness Executive Vice President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.
  Item 3. Quantitative And Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.