Form 10-Q
period 2003-03-12
DIEDRICH COFFEE INC
filed 2003-04-28
CIK 947661

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 12, 2003

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

As of April 24, 2003, there were 5,161,265 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

March 12, 2003

July 3, 2002

Assets
Current assets:
Cash	$2,056,000	$2,233,000
Accounts receivable, less allowance for doubtful accounts of $1,528,000 at March 12, 2003 and $1,364,000 at July 3, 2002	2,723,000	2,215,000
Inventories	2,601,000	2,598,000
Assets held for sale	46,000	186,000
Current portion of notes receivable	56,000	48,000
Prepaid expenses	793,000	667,000
Total current assets	8,275,000	7,947,000
Property and equipment, net	6,690,000	7,514,000
Costs in excess of net assets acquired, net of amortization of $1,413,000 at March 12, 2003 and July 3, 2002	12,090,000	12,164,000
Notes receivable	201,000	240,000
Other assets	484,000	415,000
Total assets	$27,740,000	$28,280,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$176,000	$189,000
Current installments of long-term debt	1,200,000	1,126,000
Accounts payable	2,117,000	2,090,000
Accrued compensation	1,217,000	1,310,000
Accrued expenses	748,000	695,000
Franchise deposits	637,000	601,000
Deferred franchise fee income	627,000	546,000
Provision for store closure	418,000	581,000
Total current liabilities	7,140,000	7,138,000
Obligations under capital leases, excluding current installments	604,000	732,000
Long term debt, excluding current installments	1,200,000	2,100,000
Deferred rent	513,000	566,000
Total liabilities	9,457,000	10,536,000
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at March 12, 2003 and July 3, 2002	52,000	52,000
Additional paid-in capital	58,024,000	57,968,000
Accumulated deficit	(39,793,000)	(40,276,000)
Total stockholders’ equity	18,283,000	17,744,000
Commitments and contingencies (note 3)
Subsequent events (notes 3 and 8)	—	—
Total liabilities and stockholders’ equity	$27,740,000	$28,280,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended March 12, 2003	Twelve Weeks Ended March 6, 2002	Thirty-Six Weeks Ended March 12, 2003	Thirty-Six Weeks Ended March 6, 2002
Net Revenue:
Retail sales	$7,474,000	$8,610,000	$23,661,000	$26,971,000
Wholesale and other	3,052,000	2,749,000	11,250,000	11,521,000
Franchise revenue	1,531,000	1,701,000	4,461,000	4,700,000
Total revenue	12,057,000	13,060,000	39,372,000	43,192,000

Costs and Expenses:
Cost of sales and related occupancy costs	5,906,000	6,324,000	18,907,000	21,432,000
Operating expenses	3,898,000	4,011,000	12,092,000	12,508,000
Depreciation and amortization	421,000	522,000	1,327,000	1,733,000
General and administrative expenses	2,166,000	1,934,000	6,397,000	6,241,000
Provision for (recovery of) asset impairment	(49,000)	367,000	57,000	389,000
Gain on asset disposals	(117,000)	(21,000)	(119,000)	(118,000)
Total costs and expenses	12,225,000	13,137,000	38,661,000	42,185,000

Operating income (loss)	(168,000)	(77,000)	711,000	1,007,000

Interest expense	(55,000)	(128,000)	(217,000)	(433,000)

Interest and other income, net	9,000	15,000	33,000	41,000

Income (loss) before income tax provision	(214,000)	(190,000)	527,000	615,000

Income tax provision	5,000	—	44,000	16,000

Net income (loss)	$(219,000)	$(190,000)	$483,000	$599,000

Net income (loss) per share – basic and diluted	$(0.04)	$(0.04)	$0.09	$0.12

Number of shares used in per share computations:
Basic	5,161,000	5,161,000	5,161,000	5,161,000
Diluted	5,161,000	5,161,000	5,196,000	5,161,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Six Weeks Ended March 12, 2003	Thirty-Six Weeks Ended March 6, 2002
Cash flows from operating activities:
Net income	$483,000	$599,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,327,000	1,733,000
Amortization of loan fees	58,000	129,000
Provision for (recovery of) bad debt	228,000	(306,000)
Provision for asset impairment	57,000	389,000
Provision for store closure	36,000	11,000
Stock compensation expense	56,000	—
Gain on disposal of assets	(119,000)	(118,000)
Changes in operating assets and liabilities:
Accounts receivable	(725,000)	991,000
Inventories	(3,000)	(118,000)
Prepaid expenses	(122,000)	(369,000)
Other assets	(146,000)	47,000
Accounts payable	27,000	(501,000)
Accrued compensation	(93,000)	(854,000)
Accrued expenses	53,000	(394,000)
Provision for store closure	(150,000)	(658,000)
Deferred franchise income and franchisee deposits	124,000	(224,000)
Deferred rent	(10,000)	18,000
Net cash provided by operating activities	1,081,000	375,000
Cash flows from investing activities:
Capital expenditures for property and equipment	(613,000)	(716,000)
Proceeds from disposal of property and equipment	278,000	1,645,000
Payments received on notes receivable	31,000	145,000
Net cash provided by (used in) investing activities	(304,000)	1,074,000
Cash flows from financing activities:
Stock issuance costs	—	(134,000)
Payments on long-term debt	(826,000)	(1,649,000)
Payments on capital lease obligations	(128,000)	(204,000)
Net cash used in financing activities	(954,000)	(1,987,000)

Net decrease in cash	(177,000)	(538,000)
Cash at beginning of period	2,233,000	3,063,000
Cash at end of period	$2,056,000	$2,525,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$155,000	$298,000
Income taxes	$46,000	$18,000

Non-cash transactions
Issuance of notes receivable	$—	$515,000
Asset purchased under capital lease	$—	$225,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 12, 2003
(UNAUDITED)

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc.  and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2002.

In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results expected for a full year.

Reclassifications

Certain reclassifications have been made to the March 6, 2002 condensed consolidated financial statements to conform to the March 12, 2003 presentation.

Stock Option Plan

Information regarding the Company’s stock option plan is summarized below:

	Options	Weighted Average Exercise Price

Number of options authorized for future grant	86,968
Outstanding at June 27, 2001	876,925	$16.29
Granted	36,250	$3.56
Exercised	—	—
Forfeited	(495,290)	$20.42
Outstanding at: July 3, 2002	417,885	$8.65
Granted	315,250	$3.18
Exercised	—	—
Forfeited	(152,468)	$4.59
Outstanding at: March 12, 2003	580,667	$6.75
Weighted-average fair value of options granted:
Year ended July 3, 2002	$2.62
Thirty-six weeks ended March 12, 2003	$2.90
Options exercisable:
At July 3, 2002	210,762
At March 12, 2003	302,828

The following table summarizes information about stock options outstanding at March 12, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding At March 12, 2003	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable At March 12, 2003	Weighted Average Exercise Price
$ 2.16 - $ 3.67	102,500	6.48	$2.86	73,333	$2.83
$ 3.80 - $ 3.80	155,000	8.22	$3.80	51,663	$3.80
$ 3.97 - $ 3.97	124,000	9.55	$3.97	—	$0.00
$ 4.14 - $ 11.00	120,625	6.48	$8.01	101,250	$8.69
$ 11.12 - $ 41.00	78,542	6.18	$20.10	76,582	$20.31
	580,667	7.56	$6.75	302,828	$9.37

Pro forma net loss and pro forma net loss per share, as if the fair value-based method has been applied in measuring compensation cost for stock-based awards:

	Thirty-Six Weeks Ended March 12, 2003	Thirty-Six Weeks Ended March 6, 2002
Pro Forma
Net income	$116,000	$1,078,000
Basic and diluted net income per share	$0.02	$0.21

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Thirty-Six Weeks Ended March 12, 2003	Thirty-Six Weeks Ended March 6, 2002
Risk free interest rate	2.57%	4.00%
Expected life	6 years	6 years
Expected volatility	99%	86%
Expected dividend yield	0%	0%

2.                                       INVENTORIES

Inventories consist of the following:

March 12, 2003

July 3, 2002

Unroasted coffee	$1,023,000	$942,000
Roasted coffee	536,000	563,000
Accessory and specialty items	202,000	237,000
Other food, beverage and supplies	840,000	856,000
	$2,601,000	$2,598,000

3.                                       LONG-TERM DEBT

Long-term debt consists of the following:

March 12, 2003

July 3, 2002

Bank of the West
Note payable bearing interest at a rate of 3% over LIBOR, or 4.34% as of March 12, 2003 and payable in monthly installments of $100,000. Due March 31, 2005. Note is secured by the assets of the Company and its subsidiaries’ stock	$2,400,000	$—
Fleet National Bank
Note payable bearing interest at a rate of 5.38% as of July 3, 2002. Paid in full on September 3, 2002.	—	3,226,000
Less: current installments	1,200,000	1,126,000
Long-term debt, excluding current installments	$1,200,000	$2,100,000

On September 3, 2002, the Company entered into a Credit Agreement with United California Bank, doing business as Bank of the West (“BOW”) in order to repay the balance of all remaining amounts it owed to Fleet National Bank (“Fleet”) under its credit agreement with Fleet. Under the BOW Credit Agreement, the Company immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay the Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

The Company’s obligations to BOW under the Credit Agreement are secured by all of the Company’s assets, including the stock of each of its subsidiaries (each of which has guaranteed the Company’s obligations under the agreement), as well as all intangible assets it owns, including the intellectual property and trademark assets that the Company and its subsidiaries own.

The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts the Company owes under the term loan must be repaid by March 31, 2005.  The Company is required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW’s reference rate plus 0.75% or a LIBOR rate plus 3.0% (pursuant to the First Amendment to Credit Agreement discussed below). The Company may periodically elect to convert portions of its reference rate borrowings into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the agreement. At March 12, 2003, the applicable interest rate was 4.34%, which was based on the LIBOR rate at the time.

In addition to the term loan, the BOW Credit Agreement provides the Company with a revolving $1,000,000 credit line for the acquisition of specified coffee packaging equipment. Any amounts borrowed under this credit line will convert to term loans on August 29, 2006 with monthly principal amortization payments beginning September 30, 2003, and all outstanding balances must be repaid by August 31, 2006. The Company is required to pay interest on any borrowings outstanding under this line of credit on a monthly basis at an interest rate computed in the same manner as described above for the term loan. There were no amounts outstanding under this credit line at March 12, 2003, although the Company borrowed funds under this credit line on April 10, 2003 as discussed below (see Note 8).

The BOW Credit Agreement also provides the Company with two separate $1,000,000 lines of credit for new coffeehouse development, one applicable to borrowings during our fiscal year ending in 2003, and the other to borrowings during our fiscal year ending in 2004. Borrowings under each line of credit will convert to term loans repayable over 36 months, with such repayments beginning July 31, 2003 and due in full by June 30, 2006, in the case of borrowings under the fiscal 2003 line, and beginning July 31, 2004 and due in full by June 30, 2007, in the case of the fiscal 2004 line. The Company is required to pay interest on any borrowings under each line of credit on a monthly basis at an interest rate computed in the same manner as described above for the term loan. There were no amounts outstanding under these credit lines at March 12, 2003.

Finally, the BOW Credit Agreement provides the Company with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. Working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw downs against the working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. The Company may only draw funds against the working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility may be outstanding throughout the year. The Company may repay amounts borrowed under the working capital facility at any time, and it may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). All amounts outstanding under the working capital facility are required to be repaid by August 31, 2003. Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by the Company immediately upon the date of such payment by BOW. As of March 12, 2003, BOW had issued one letter of credit for $178,000.

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

Effective December 17, 2002, based upon the Company’s assessment that it would otherwise be unable to comply with one of the covenants contained therein, the Company and BOW executed a First Amendment to Credit Agreement, which reduced the trailing four fiscal quarter EBITDA requirement and increased the interest rate on the replacement term loan from a spread of 2.5% over LIBOR to a spread of 3.0 % over LIBOR. The interest rate spread for the Company’s option to compute interest based on BOW’s reference rate was unchanged under the Amendment.

Effective March 11, 2003, based upon the Company’s assessment that it might otherwise be unable to comply with one of the covenants contained in the Credit Agreement, as amended, the Company and BOW executed a Second Amendment to the Credit Agreement. Among other matters, the Amendment modified a certain covenant that the Company would have otherwise failed to meet due to its net loss for the quarter ended March 12, 2003.  In addition, the Second Amendment modified the terms of the Credit Agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development applicable to borrowings during the Company’s fiscal year ending in 2003, and imposed certain new restrictions on its ability to utilize the separate $1,000,000 line of credit for new coffeehouse development applicable to borrowings during its fiscal year ending in 2004.

On September 30, 1997, the Company entered into a promissory note, term loan agreement and security agreement with Nuvrty, Inc., a Colorado corporation controlled by Amre Youness, a former director of the Company.  All outstanding principal and accrued interest was due and payable on September 30, 2002.  The loan was secured by the assets of the Company and provided for borrowings up to $1,000,000 with interest accruing and paid monthly at the prime rate plus 3.5%.  The Company borrowed the full amount under the loan.  In connection with the acquisition of Coffee People, the Company repaid the loan on July 8, 1999. When entering into the promissory note with Nuvrty, the Company issued a warrant to Nuvrty to purchase 85,000 shares of the Company’s common stock at a price of $9.00 per share.  The warrants are exercisable immediately and expire on September 30, 2003. The fair value of the warrants associated with all the above debt was insignificant.

Maturities of long-term debt for years subsequent to March 12, 2003 are as follows:

Fiscal Year
2003	$1,200,000
2004	1,200,000
Total long-term debt	$2,400,000

4.                                       PROVISION FOR STORE CLOSURE

Prior to December 31, 2002, the estimated cost associated with closing under-performing stores was accrued in the period in which the store was identified for closure by management under a plan of termination. Effective December 31, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and now records these estimated costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs primarily consist of the estimated cost to terminate real estate leases. During the nine months ended March 12, 2003, the Company recorded a net recovery of $13,000, comprised of $36,000 in lease termination expenses, offset by the reversal of $49,000 in lease termination expenses due to the fact that the related location was sold and the Company is no longer liable under the lease. The $36,000 in lease termination expenses is included in cost of sales and related occupancy costs, and the $49,000 reversal is included in provision for asset impairment on the condensed consolidated statement of operations.

Provision for store closure consists of the following:

Beg Balance

Amounts Charged to Expense

Cash Payments

End Balance

Year ended July 3, 2002	$1,372,000	$141,000	$(932,000)	$581,000
Thirty-six weeks ended March 12, 2003	$581,000	$(13,000)	$(150,000)	$418,000

5.                                       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Twelve Weeks Ended March 12, 2003	Twelve Weeks Ended March 6, 2002	Thirty-Six Weeks Ended March 12, 2003	Thirty-Six Weeks Ended March 6, 2002
Numerator:
Net income (loss)	$(219,000)	$(190,000)	$483,000	$599,000
Denominator:
Basic weighted average shares outstanding	5,161,000	5,161,000	5,161,000	5,161,000

Effect of dilutive securities	—	—	35,000	—

Diluted weighted average shares	5,161,000	5,161,000	5,196,000	5,161,000

Basic and diluted net income (loss) per share	$(0.04)	$(0.04)	$0.09	$0.12

All of the 730,000 warrants to purchase shares of common stock outstanding during the twelve and the thirty-six weeks ended March 12, 2003 were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive. During the thirty-six weeks ended March 12, 2003, 188,000 options outstanding were included in the calculation of diluted net income (loss) per share. This resulted in 35,000 dilutive shares for the thirty-six weeks ended March 12, 2003. For the twelve weeks ended March 12, 2003, 581,000 options outstanding were excluded from the calculation of diluted net income (loss) per share, as their inclusion would have been anti-dilutive. During both the twelve and the thirty-six weeks ended March 6, 2002, 468,000 options outstanding and all of the 730,000 warrants to purchase shares of common stock outstanding were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

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

Retail Operations

Wholesale Operations

Franchise Operations

Other

Total

Twelve Weeks Ended March 12, 2003
Total revenue	$7,474,000	$3,052,000	$1,531,000	$—	$12,057,000
Interest expense	10,000	—	9,000	36,000	55,000
Depreciation and amortization	289,000	71,000	—	61,000	421,000
Segment profit (loss) before income tax provision	453,000	142,000	1,327,000	(2,136,000)	(214,000)
Total assets as of March 12, 2003	$9,319,000	$11,132,000	$4,039,000	$3,250,000	$27,740,000

Retail Operations

Wholesale Operations

Franchise Operations

Other

Total

Twelve Weeks Ended March 6, 2002
Total revenue	$8,610,000	$2,749,000	$1,701,000	$—	$13,060,000
Interest expense	16,000	—	17,000	95,000	128,000
Depreciation and amortization	345,000	103,000	—	74,000	522,000
Segment profit (loss) before income tax provision	487,000	(11,000)	1,766,000	(2,432,000)	(190,000)
Total assets as of March 6, 2002	$10,741,000	$10,672,000	$3,049,000	$3,947,000	$28,409,000

Retail Operations

Wholesale Operations

Franchise Operations

Other

Total

Thirty-Six Weeks Ended March 12, 2003
Total revenue	$23,661,000	$11,250,000	$4,461,000	$—	$39,372,000
Interest expense	28,000	—	38,000	151,000	217,000
Depreciation and amortization	927,000	216,000	—	184,000	1,327,000
Segment profit (loss) before income tax provision	1,220,000	1,432,000	4,453,000	(6,578,000)	527,000

Retail Operations

Wholesale Operations

Franchise Operations

Other

Total

Thirty-Six Weeks Ended March 6, 2002
Total revenue	$26,971,000	$11,521,000	$4,700,000	$—	$43,192,000
Interest expense	46,000	—	49,000	338,000	433,000
Depreciation and amortization	1,055,000	444,000	—	234,000	1,733,000
Segment profit (loss) before income tax provision	1,247,000	1,690,000	4,764,000	(7,086,000)	615,000

7.                                       INTANGIBLE ASSETS

Effective June 28, 2001, the Company adopted SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively, which require that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment.  The Company completed a test for goodwill impairment as of July 3, 2002, and determined that no goodwill impairment was indicated as of that date. The Company has selected its fiscal year end as the annual date at which it will test for the impairment of goodwill. The following table details the balances of the Company’s amortizable intangible assets that continue to be amortized as of March 12, 2003:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Leasehold interests	$3,000	$2,000	$1,000
Leasehold rights	$23,000	$23,000	$—
Trademarks	$32,000	$6,000	$26,000

The weighted average amortization period for the intangible assets is approximately 25 years.  The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

Fiscal year:
2003	$2,000
2004	$1,000
2005	$1,000
2006	$1,000
2007	$1,000

Changes in the carrying amount of goodwill for the twenty-four weeks ended March 12, 2003 are summarized as follows:

Balance as of July 3, 2002	$12,164,000
Dispositions	(74,000)
Balance as of March 12, 2003	$12,090,000

The goodwill disposition of $74,000 related to three Coffee Plantation locations, which closed in December 2002.

8.                                       SUBSEQUENT EVENTS

On April 10, 2003, the Company borrowed $950,000 from BOW under its revolving $1,000,000 credit line designated for equipment purchases, and immediately purchased coffee packaging equipment for the same amount. Under the terms of the BOW Credit Agreement, this amount will convert to a 36-month term loan on August 29, 2003, with the entire outstanding balance to be repaid by August 31, 2006.

On April 14, 2003, the Company sold three of its Company-operated locations in New England to a franchisee for $810,000, plus $90,000 in franchise fees. The net book value of $46,000 related to these three coffeehouses was included on the condensed consolidated balance sheet in Assets Held for Sale as of March 12, 2003.

On April 25, 2003, the Company announced that it had appointed a new Chief Executive Officer, Roger M. Laverty. The employment agreement between the Company and Mr. Laverty will become effective April 29, 2003.

Item 2.           Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

A Warning About Forward Looking Statements.

We make forward-looking statements in this quarterly report that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements.  Many possible events or factors could affect our future financial results and performance.  This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this report, along with the following possible events or factors:

•            the financial and operating performance of our retail operations;

•            our ability to maintain profitability over time;

•            our ability to perform within the terms of our credit agreement;

•            the successful execution of our growth strategies;

•            franchisees’ adherence to our practices, policies and procedures;

•            the impact of competition; and

•            the availability of working capital.

Foreseeable risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors and Trends Affecting Diedrich Coffee and Its Business” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2002 and in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revision of the forward-looking statements. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc.

General.

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer.  We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee, and accessories through our Company operated and franchised retail locations.  We also sell whole bean and ground coffees on a wholesale basis through a network of distributors in the Office Coffee Service (“OCS”) market, and to other wholesale customers, including restaurant chains and other retailers.  Our brands include Diedrich Coffee, Gloria Jean’s Coffees and Coffee People.  As of March 12, 2003, Diedrich Coffee owned and operated 62 retail locations and franchised 346 other retail locations under these brands, for a total of 408 retail coffee outlets. Our retail units are located in 36 states and 10 foreign countries.  As of March 12, 2003, we also have over 390 wholesale accounts with OCS distributors, chain and independent restaurants and others.  In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

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

Presently, our largest brand is Gloria Jean’s and over 95% of Gloria Jean’s retail units are franchised. Gloria Jean’s retail units are located throughout the United States, and in 10 foreign countries. Our Diedrich Coffee brand has a higher concentration of Company operated units, with 69% of retail locations operated by us. Diedrich Coffee units are located primarily in Orange County, California, although there are a number of Diedrich locations in Denver, Houston, and elsewhere in the United States. We also operate retail coffee outlets under a third brand, Coffee People, which are 100% Company operated at this time. Our Coffee People outlets are all located in Portland, Oregon.

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each over the thirty-six weeks ended March 12, 2003, is set forth below:

	Units at July 3, 2002	Opened	Closed	Net transfers between the Company and Franchise	Units at March 12, 2003
Gloria Jean’s Brand
Company Operated	18	—	—	(3)	15
Franchise – Domestic	155	2	(18)	3	142
Franchise – International	140	54	(1)	—	193
Subtotal Gloria Jean’s	313	56	(19)	—	350
Diedrich Coffee Brand
Company Operated	25	—	—	—	25
Franchise – Domestic	12	—	(1)	—	11
Subtotal Diedrich	37	—	(1)	—	36
Other Brands
Company Operated	27	—	(5)	—	22
Total	377	56	(25)	—	408

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

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net sales have not been realized proportionately in each quarter, with net sales being the highest during the second fiscal quarter, which includes the November – December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

Results of Operations.

Twelve Weeks Ended March 12, 2003 Compared with the Twelve Weeks Ended March 6, 2002

Total Revenue.  Total revenue for the twelve weeks ended March 12, 2003 decreased by $1,003,000, or 7.7%, to $12,057,000 from $13,060,000 for the twelve weeks ended March 6, 2002. This decrease was attributable to decreases in retail and franchise revenue, partially offset by an increase in wholesale and other revenue.  Each component is discussed below.

Retail sales for the twelve weeks ended March 12, 2003 decreased by $1,136,000, or 13.2%, to $7,474,000 from $8,610,000 for the prior year period.  This decrease primarily represented the net impact of several factors. First, the number of Company stores decreased in the current year versus the earlier period because of the closure of 10 poorly performing Company-operated locations, the closure of three Company-operated kiosks, and the sale of four other Company-operated locations since the beginning of the prior year period. The reduction in retail sales from the unit divestitures noted above was approximately $1,207,000. Retail sales were further reduced by a 4.9%, or $306,000, decrease in comparable store sales for Company operated units during the quarter. These decreases were partially offset by an increase in retail sales of approximately $311,000 due to the transfer to Company operations of three previously franchised locations, as well as a $66,000 increase in retail sales from our internet website.

Wholesale revenue increased $303,000, or 11.0%, to $3,052,000 for the twelve weeks ended March 12, 2003 from $2,749,000 for the prior year period.  This increase was primarily the net result of the following factors:

Keurig “K-cup” and other OCS sales.  Keurig and other Office Coffee Service sales increased by $655,000 to $1,416,000 for the twelve weeks ended March 12, 2003, an 86.0% increase over the year ago quarter. This is primarily due to unusually low sales of K-cups in the prior year period as a result of a product recall program in place at that time to replace damaged product in wholesale customers’ inventories.

Wholesale revenue from franchisees.  Sales of roasted coffee to our franchisees decreased $298,000, or 19.6%, for the twelve weeks ended March 12, 2003, which was the combined impact of an 18 unit decrease in the number of domestic franchises compared to the prior year, and a 10.3% decrease in Gloria Jean’s franchise comparable store sales for the quarter.

Coffee sales to independent and chain restaurants and specialty retailers.  Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased by $65,000, or 14.1%, versus the year ago quarter. We are reducing our focus on independent and specialty retailer accounts because many of these accounts represent only a single or few retail locations and require proportionately more resources to support.

Coffee sales to grocery retailers.  Although we began selling coffee through the grocery distribution channel during our second fiscal quarter this year, revenue on our initial coffee shipments netted to zero because the wholesale selling value of such shipments was applied against our “slotting fee” obligations to a grocery store chain. It is customary to pay grocery chains such fees to set up the initial distribution of  product in their retail store system. During the twelve weeks ended March 12, 2003, however, such slotting fees were fully covered by cumulative shipments, and we recognized $11,000 in net revenue on subsequent shipments during the balance of the quarter.

Franchise revenue decreased by $170,000, or 10.0%, to $1,531,000 for the twelve weeks ended March 12, 2003 from $1,701,000 for the prior year period.  Franchise revenue consists of initial franchise fees and franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The decrease in franchise revenue was primarily the result of a decrease in franchise royalties versus the prior year period. This was the net impact of a reduction in domestic franchise royalties, which was partially offset by an increase in international royalties. Domestic royalties decreased primarily because of the 18-unit reduction in domestic franchise stores compared to a year earlier. International royalties increased because of a 67-unit increase in the number of international outlets compared to the prior year, although international franchise units pay a lower average royalty rate compared to domestic franchises. Miscellaneous other franchise revenue, including vendor coordination fees, decreased by approximately $43,000 compared to the prior year period.

Cost of Sales and Related Occupancy Costs.  Cost of sales and related occupancy costs for the twelve weeks ended March 12, 2003 decreased 6.6% to $5,906,000 from $6,324,000 for the prior year period.  On a margin basis, cost of sales and related occupancy costs increased to 49.0% of total revenue for the twelve weeks ended March 12, 2003 from 48.4% of total revenue for the twelve weeks ended March 6, 2002.  This unfavorable 0.6 margin basis point change was the net impact of a favorable 0.2 percentage point change in cost of sales, and an unfavorable 0.8 margin basis point change in occupancy costs.

Cost of sales as a percentage of total revenue decreased slightly during the current quarter due to the net impact of two factors. First, our cost of sales margin improved this quarter versus a year ago due to the impact of the Keurig K-Cup return discussed above because $297,000 of additional cost of sales was recognized in the prior year to write off defective inventory returned by customers. This improvement was partially offset by our initial wholesale shipments of coffee into the grocery store distribution channel during the current year. Because we recorded the related product cost of sales of grocery coffee shipments during the quarter at their full cost, but recognized only a portion of the related revenue (see discussion above under Total Revenue – Coffee sales to grocery retailers), the grocery program resulted in an increase in cost of sales as a percentage of revenue during the quarter. Occupancy costs as a percentage of revenue increased primarily due to a lease settlement amount of $123,000 that we received and recorded in the prior year quarter, with no corresponding amount received in the current year quarter. This unfavorable comparison versus the prior year was partially offset by the divestiture of 29-Company operated units, as noted above in the discussion of changes in retail revenue. These units were generally closed or sold because of worse than average sales volumes or higher than average occupancy costs relative to sales volume.

Operating Expenses.  Operating expenses for the twelve weeks ended March 12, 2003 decreased by $113,000, or 2.8%, to $3,898,000 from $4,011,000 during the prior year period.  On a margin basis, operating expenses increased to 32.3% of total revenue during the current year period from 30.7% for the year ago quarter. This unfavorable 1.6 margin basis point change resulted from several factors.  Bad debt expense increased by $148,000 versus the year ago period. As previously noted during the prior year period, we collected a number of receivables that had previously been reserved for as a result of an aggressive collection program implemented at that time. This resulted in the reversal of bad debt reserves in the prior year period and a relative increase in current year bad debt expense on a comparative basis with the prior year. Advertising expense also increased versus the prior year as part of an overall effort to increase comparable store sales in retail units and to add new accounts at the wholesale level. We also incurred additional new selling expenses in the current year, which are classified as “operating expenses,” as we launched our grocery store sales program. As described in the discussion of cost of sales above, this program resulted in nominal new revenue during the current year period because of our accounting for slotting fees and the impact of these new expenses, when analyzed as a percentage of revenue, resulted in an erosion of reported margins. Finally, we experienced an increase in our workers’ compensation insurance rates in our retail coffeehouses compared to the prior year, resulting in an increase in operating expenses as a percentage of revenue.

Depreciation and Amortization.  Depreciation and amortization decreased by $101,000 to $421,000 for the twelve weeks ended March 12, 2003 from $522,000 for the twelve weeks ended March 6, 2002. This decrease was primarily due to the divestiture of Company-operated retail locations discussed above.

General and Administrative Expenses.  General and administrative expenses increased by $232,000, or 12.0%, to $2,166,000 for the twelve weeks ended March 12, 2003 from $1,934,000 for the twelve weeks ended March 6, 2002. On a margin basis, general and administrative expenses increased to 18.0% of total revenue in the third quarter of fiscal 2003 from 14.8% in the year ago quarter.  This 3.2 unfavorable margin basis point change was the net result of several factors. First, we began adding resources during the current year in the areas of franchise sales, real estate, construction and franchise operations in order to increase our ability to support new franchise store development. As such, we incurred $146,000 in increased expenses in these departments for the twelve weeks ended March 12, 2003 as compared with the prior year period. We also incurred recruitment fees of $64,000 in connection with hiring an executive search firm to find a new Chief Executive Officer. We also incurred $56,000 in increased Directors & Officers liability insurance premiums versus a year ago.  In addition, our workers’ compensation insurance rates increased versus the prior year, which increased the cost of home office support center personnel. Finally, it should be noted that many of our general and administrative expenses are relatively fixed, and therefore on a margin basis represent a higher percentage of revenue when our revenue declines.

Provision for (Recovery of) Asset Impairment.  Provision for asset impairment costs decreased $416,000 to a recovery of $49,000 for the twelve weeks ended March 12, 2003, from $367,000 of expense in the prior year period. During the current quarter, we reversed $49,000 in closed store lease reserves associated with a closed coffeehouse in Arizona, which was subleased for the balance of the master lease term on a full pass-through rental basis. During the year ago quarter, we recorded a charge of $367,000 for asset impairment and restructuring costs. That charge was primarily comprised of severance and related employee benefit costs associated with the elimination of a number of support center positions.

Gain on Asset Disposals.  Gain on asset disposals increased by $96,000 to $117,000 for the twelve weeks ended March 12, 2003, from $21,000 in the prior year period. During the current quarter, we recognized a net gain of $117,000, which was the net result of a $122,000 gain on the sale of a closed location partially offset by the write-off of equipment from other closed locations. During the year ago quarter, we recognized a net gain of $21,000 on the closure of four locations and the sale of related equipment.

Interest Expense and Other, Net.  Interest expense and other, net decreased by $67,000 to $46,000 for the twelve weeks ended March 12, 2003 from $113,000 for the twelve weeks ended March 6, 2002. This decrease is primarily due to a reduction in the amount of our bank debt, and to a lesser degree to a reduction in our interest rate.

Thirty-Six Weeks Ended March 12, 2003 Compared with the Thirty-Six Weeks Ended March 6, 2002

Total Revenue.  Total revenue for the thirty-six weeks ended March 12, 2003 decreased by $3,820,000, or 8.8%, to $39,372,000 from $43,192,000 for the thirty-six weeks ended March 6, 2002. This decrease was attributable to decreases in retail sales, wholesale and other revenue and franchise revenue.  Each component is discussed below.

Retail sales for the thirty-six weeks ended March 12, 2003 decreased by $3,310,000, or 12.3%, to $23,661,000 from $26,971,000 for the prior year period.  This decrease primarily represented the net impact of several factors.  First, the number of Company stores decreased in the current year versus the earlier period because of the closure of 10 poorly performing Company-operated locations, the closure of three Company-operated kiosks, and the sale of 16 other Company-operated locations since the beginning of the prior year period. The reduction in retail sales from the unit divestitures noted above was approximately $4,654,000. Retail sales were further reduced by a 0.8%, or $58,000, decrease in comparable store sales for Company-operated units on a year to date basis compared to the prior year. This decrease was partially offset by an increase in retail sales of approximately $1,219,000 due to the transfer to Company operations of three previously franchised locations, since the prior year period, and a $183,000 increase in retail sales from our internet website.

Wholesale revenue decreased $271,000, or 2.4%, to $11,250,000 for the thirty-six weeks ended March 12, 2003 from $11,521,000 for the prior year period.  This decrease was primarily the net result of the following factors:

Wholesale revenue from franchisees.  Sales of roasted coffee to our franchisees decreased $593,000, or 9.3%, for the thirty-six weeks ended March 12, 2003 primarily because of an 18 unit decrease in the number of domestic franchises compared to the prior year, and a 1.0% decrease in Gloria Jean’s franchise comparable store sales on a year to date basis versus the prior year period.

Keurig “K-cup” and other OCS sales.  Keurig and other Office Coffee Service sales increased by $504,000 to $4,252,000 for the thirty-six weeks ended March 12, 2003, a 13.4% increase over the year ago period. As noted above in the discussion of quarterly results, prior year sales were negatively impacted by a product defect regarding certain production runs of Keurig K-Cups produced and shipped during the third fiscal quarter last year.

Coffee sales to independent and chain restaurants and specialty retailers.  Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased by $193,000, or 14.1%, versus the year ago period. We are reducing our focus on independent and specialty retailer accounts because many of these accounts represent only a single or few retail locations and require proportionately more resources to support.

Coffee sales to grocery retailers. Although we began selling coffee through the grocery distribution channel during our second fiscal quarter this year, revenue on our initial coffee shipments netted to zero because the wholesale selling value of such shipments was applied against our “slotting fee” obligations to a grocery store chain. It is customary to pay grocery chains such fees to set up the initial distribution of product in their retail store system. During the final six weeks of the thirty-six weeks ended March 12, 2003, however, such slotting fees were fully covered by cumulative shipments, and we recognized $11,000 in revenue on subsequent shipments during the balance of the third fiscal quarter.

Franchise revenue decreased by $239,000, or 5.1%, to $4,461,000 for the thirty-six weeks ended March 12, 2003 from $4,700,000 for the prior year period.  The decrease in franchise revenue is the net impact of several factors. Initial franchise fees and franchise renewal fees increased approximately $75,000 on a year to date basis versus the prior year, as a result of an increase in franchise agreements sold or renewed. Franchise royalties decreased $224,000 versus the prior year period. This was the net impact of a reduction in domestic franchise royalties and an increase in international royalties. Domestic royalties decreased primarily because of the 18-unit reduction in domestic franchise stores from March 6, 2002 to March 12, 2003, and a 1.0% decrease in franchise comparable store sales. International royalties increased because of a 67-unit increase in the number of international outlets compared to the prior year, although international franchise units pay a lower average royalty rate compared to domestic franchises. Miscellaneous other franchise revenue, including vendor coordination fees, decreased by $90,000 compared to the prior year.

Cost of Sales and Related Occupancy Costs.  Cost of sales and related occupancy costs for the thirty-six weeks ended March 12, 2003 decreased 11.8% to $18,907,000 from $21,432,000 for the prior year period.  On a margin basis, cost of sales and related occupancy costs decreased to 48.0% of total revenue on a year to date basis from 49.6% of total revenue in the prior year. This 1.6 favorable margin basis point change was the combined impact of a 0.6 favorable cost of sales margin basis point change, and a 1.0 favorable occupancy costs margin basis point change. These margin basis point improvements resulted primarily from the divestiture of 29 Company-operated units noted above in the discussion of changes in retail revenue, as these units were generally closed or sold because of worse than average sales volumes or higher than average occupancy costs relative to sales volume.

Operating Expenses.  Operating expenses for the thirty-six weeks ended March 12, 2003 decreased 3.3% to $12,092,000 from $12,508,000 for the prior year period.  On a margin basis, operating expenses increased to 30.7% of total revenue during the current year period from 29.0% for the year ago period.  This unfavorable 1.7 margin basis point change for the thirty-six weeks ended March 12, 2003 as compared with the prior year resulted primarily from the increases in bad debt expense, advertising expense, grocery related selling expenses and worker’s compensation expense noted above in the discussion of Operating Expenses for the twelve weeks ended March 12, 2003.

Depreciation and Amortization.  Depreciation and amortization decreased by $406,000 to $1,327,000 for the thirty-six weeks ended March 12, 2003 from $1,733,000 for the thirty-six weeks ended March 6, 2002. This decrease was primarily due to the divestiture of Company-operated retail locations since the prior year noted in the discussion of retail sales, above.

General and Administrative Expenses.  General and administrative expenses increased by $156,000, or 2.5%, to $6,397,000 for the thirty-six weeks ended March 12, 2003 from $6,241,000 for the thirty-six weeks ended March 6, 2002. On a margin basis, general and administrative expenses increased to 16.2% of total revenue in fiscal 2003 from 14.4% in the year ago period.  This 1.8 unfavorable margin basis point change was generally the result of the same factors discussed above for the twelve weeks ended March 12, 2003.

Provision for Asset Impairment.  Provision for asset impairment costs decreased $332,000 to $57,000 for the thirty-six weeks ended March 12, 2003 from $389,000 for the thirty-six weeks ended March 6, 2002. During the current year, we recorded an asset impairment charge of $106,000 to reduce the carrying value associated with one of our coffeehouses in Portland, Oregon. In addition, we reversed $49,000 in closed store lease reserves associated with a closed coffeehouse in Arizona for which a full pass-through sublease was obtained. During the prior year, we recorded an asset impairment charge of $22,000, related to the impending closure of a Portland coffee kiosk, in addition to the $367,000 recorded during the third quarter last year, which is discussed in the quarterly results above.

Gain on Asset Disposals.  Gain on asset disposals increased by $1,000 to $119,000 for the thirty-six weeks ended March 12, 2003, from $118,000 in the prior year period. During the thirty six weeks ended March 12, 2003, we recognized a net gain of $117,000, which was the net result of a $122,000 gain on the sale of a closed location partially offset by the write-off of equipment from other closed locations. During the year ago period, we recognized a net gain of $400,000 on the sale of two locations, partially offset by losses on the closure of several locations and the sale of related equipment.

Interest Expense and Other, Net.  Interest expense and other, net decreased by $208,000 to $184,000 for the thirty-six weeks ended March 12, 2003 from $392,000 for the thirty-six weeks ended March 6, 2002. This decrease is primarily due to a reduction in our bank debt, and, to a lesser degree, to a reduction in our interest rate.

Financial Condition, Liquidity and Capital Resources.

Current Financial Condition.  At March 12, 2003, we had working capital of $1,135,000, as compared to working capital of $809,000 as of July 3, 2002, and a working capital deficit of $2,728,000 as of March 6, 2002.

Cash Flows.  Cash provided by operating activities for the thirty-six weeks ended March 12, 2003 totaled $1,081,000 as compared with $375,000 in net cash provided by operating activities for the thirty-six weeks ended March 6, 2002.  This improvement is the net result of many factors more fully enumerated in the unaudited consolidated statement of cash flows in the accompanying financial statements.

Net cash used in investing activities for the thirty-six weeks ended March 12, 2003 totaled $304,000 as compared with net cash provided of $1,074,000 for the thirty-six weeks ended March 6, 2002. During the thirty-six weeks ended March 12, 2003, $613,000 in net cash used in investing activities was used for property and equipment expenditures. These expenditures were partially offset by $140,000 in cash received for a parcel of real estate we sold in Oregon, $135,000 in cash received for two coffeehouses we sold in Arizona, $3,000 in miscellaneous small equipment sales, and $31,000 of cash received in principal payments on notes receivable we accepted upon the sale of twelve retail locations in Arizona during the prior fiscal year. During the thirty-six weeks ended March 6, 2002, we received $1,645,000 in proceeds from the sale of assets, including $1,203,000 for the sale of 12 Company-operated locations in Arizona, and $307,000 for the sale of land and a building in Oregon. We also received $145,000 in principal payments on notes receivable issued by the buyer of the 12 locations in Arizona. These proceeds and notes receivable payments were partially offset by $716,000 in property and equipment expenditures.

Net cash used in financing activities for the thirty-six weeks ended March 12, 2003 totaled $954,000 as compared to the $1,987,000 in net cash used in financing activities for the thirty-six weeks ended March 6, 2002. For both periods the net cash used in financing activities consisted of repayment of long-term debt and capital leases. During the thirty-six weeks ended March 6, 2002, net cash used in financing activities also included $134,000 in payments related to transaction costs associated with our issuance of common stock during our fiscal year ended June 27, 2001.

Outstanding Debt and Financing Arrangements.  On September 3, 2002, we entered into a Credit Agreement with United California Bank, doing business as Bank of the West or (“BOW”), in order to repay the balance of all remaining amounts owed to Fleet National Bank (“Fleet”) under our amended Credit Agreement with Fleet. Under the BOW Credit Agreement, we immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay our Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

Our obligations to BOW under the Credit Agreement are secured by all of our assets, including the stock of each of our subsidiaries (each of which has guaranteed our obligations under the agreement), as well as all intangible assets we own, including the intellectual property and trademark assets that we and our subsidiaries own.

The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts we owe under the term loan must be repaid by March 31, 2005.  We are required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW’s reference rate plus 0.75% or a LIBOR rate plus 3.0% (pursuant to the First Amendment to Credit Agreement discussed below). We may periodically elect to convert portions of our reference rate borrowings into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the agreement. At March 12, 2003, the applicable interest rate was 4.34%, which was based on the LIBOR rate at the time.

In addition to the term loan, the BOW Credit Agreement provides us with a revolving $1,000,000 credit line for the acquisition of specified coffee packaging equipment. Any amounts we borrow under this credit line are scheduled to convert to term loans with monthly principal amortization payments beginning September 30, 2003, and we must repay all outstanding balances by August 31, 2006. We are required to pay interest on any borrowings outstanding under this line of credit on a monthly basis at an interest rate computed in the same manner as described above for the term loan. There were no amounts outstanding under this credit line at March 12, 2003, although we borrowed funds under this credit line on April 10, 2003 as discussed below.

The BOW Credit Agreement also provides us with two separate $1,000,000 lines of credit for new coffeehouse development, one applicable to borrowings during our fiscal year ending in 2003, and the other to borrowings during our fiscal year ending in 2004. Borrowings under each line of credit will convert to term loans repayable over 36 months, with such repayments beginning July 31, 2003 and due in full by June 30, 2006, in the case of borrowings under the fiscal 2003 line, and beginning July 31, 2004 and due in full by June 30, 2007, in the case of the fiscal 2004 line. We are required to pay interest on any borrowings under each line of credit on a monthly basis at an interest rate computed in the same manner described above for the term loan. There were no amounts outstanding under these credit lines at March 12, 2003.

Finally, the BOW Credit Agreement provides us with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. Our working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, drawdowns against our working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. We may only draw funds against our working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility may be outstanding throughout the year. We may repay amounts that we borrow under the working capital facility at any time, and we may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). All amounts outstanding under our working capital facility are required to be repaid by August 31, 2003. Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by us immediately upon the date of such payment by BOW. As of March 12, 2003, BOW had issued one letter of credit for  $178,000.

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

Effective December 17, 2002, based upon our assessment that we would otherwise be unable to comply with one of the covenants contained therein, we and BOW executed a First Amendment to the Credit Agreement, which reduced the trailing four fiscal quarter EBITDA requirement and increased the interest rate on the replacement term loan to a spread of 3.0 % over LIBOR. The interest rate spread for our option to compute interest based on BOW’s reference rate was unchanged under the Amendment.

On April 10, 2003, we drew down $950,000 under the revolving $1,000,000 credit line for the acquisition of specified coffee packaging equipment. Under the terms of the BOW Credit Agreement, this amount will convert to a 36-month term loan on August 29, 2003, with the entire outstanding balance to be repaid by August 31, 2006.

Effective March 11, 2003, based upon our assessment that we might otherwise be unable to comply with one of the covenants contained in the Credit Agreement, as amended, we and BOW executed a Second Amendment to the Credit Agreement. Among other matters, the Amendment modified a certain covenant we would have otherwise failed to meet due to our net loss for the quarter ended March 12, 2003.  Under the Second Amendment, we are now required to maintain a certain ratio of cash flow to our current portion of long-term debt.  In addition, the Second Amendment modified the terms of the Credit Agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development applicable to borrowings during our fiscal year ending in 2003, and imposed certain new restrictions on our ability to utilize the separate $1,000,000 line of credit for new coffeehouse development applicable to borrowings during our fiscal year ending in 2004.  These restrictions stipulate that in order to utilize this separate $1,000,000 line of credit, our consolidated EBITDA as of the last day of fiscal year ending July 2, 2003 must be equal to or greater than $3,200,000, and our consolidated net income for the year ending July 2, 2003 must be equal to or greater than $975,000.

Based upon the terms of the BOW Credit Agreement as amended, including our principal repayment schedule, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash, cash from operations, and funds available under our Credit Agreement will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

Other Commitments.  The following represents a comprehensive list of our contractual obligations and commitments as of March 12, 2003:

	Payments Due During the Twelve Months Ended
	Total	March 2004	March 2005	March 2006	March 2007	March 2008	Thereafter
	(In thousands)
Note Payable	$2,400	$1,200	$1,200	$—	$—	$—	$—
Capital Leases	1,075	256	216	152	44	44	363
Operating Leases	16,069	3,925	3,325	2,831	1,746	1,274	2,968
Green Coffee Commitments	3,419	852	1,687	880	—	—	—
	$22,963	$6,233	$6,428	$3,863	$1,790	$1,318	$3,331

We are obligated under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices.  Lease terms are generally for 10 to 20 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs.  Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are contingently liable on the master leases for 134 franchise locations. Under our historical franchising business model, we executed the master leases for these locations and entered into subleases on the same terms with our franchisees. Under these leases, franchisees pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be responsible. Our maximum theoretical future exposure at March 12, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $23,784,000. This amount does not take into consideration any mitigating measures we would seek to take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord which is less than the sum of all remaining future rents.

Critical Accounting Policies.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts.  The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, allowance for bad debt reserves, assets held for sale, fixed asset lives, goodwill, intangible assets, income taxes, workers’ compensation reserves, store closure reserves, and contingencies. We believe that the following represent our critical accounting policies and estimates used in the preparation of our consolidated financial statements. The following discussion, however, does not list all of our accounting policies and estimates.

Revenue Recognition - Franchise Operations.  Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time we have performed our obligations related to such fees.  Fees received pursuant to area development agreements, which grant the right to develop franchised units in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised units subject to the development agreements begin operations.  In light of our revenue recognition policies, we have little or no control over when we recognize revenue related to these initial franchise fees and area development fees.  We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make required payments to us.  Additionally, we cease recording royalties from franchisees that are delinquent in paying us until we have a history of payments being made when due.  If sales or economic conditions worsen for our franchisees, their financial performance may worsen, our collection rates may decline and we may be required to assume their responsibility for lease payments on franchised stores.

Valuation of Long-Lived Assets.  We evaluate the carrying value of assets for impairment when the operations of one or more of our brands experience a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or unit closures.  Upon the occurrence of a negative event, we estimate the future undiscounted cash flows for the individual units that are affected by the negative event.  If the projected cash flows do not exceed the carrying value of the assets allocated to each unit, we write down the assets to fair value based on:  the estimated net proceeds we believe we can obtain for the unit upon sale, the discounted projected cash flows derived from the unit, or the historical net proceeds obtained from sales of similar units.  The most significant assumptions in our analysis are those used when we estimate a unit’s future cash flows.  We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information.  If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated.

Goodwill.  Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our goodwill impairment analysis uses estimates and assumptions in order to determine the fair value of our reporting units. If our assumptions are incorrect, the carrying value of our goodwill may be overstated. Our annual impairment measurement date is currently our fiscal year end.

Store Closure Reserves.    We decide whether to close a unit based on its recent cash flows and its future estimated profitability.  We evaluate each unit’s performance each financial period.  When units perform poorly, we consider the demographics of the location as well as our ability to cause an unprofitable unit to become profitable. Based on management’s judgment, we estimate the future cash flows of the unit.  If we determine that the unit will not be profitable, and there are no contractual requirements that require us to continue to operate the unit, we close the unit.  We establish a reserve for the net present value of the unit’s future rents and other fixed costs at the time the unit is closed.  The most significant assumptions we make in determining store closure reserves are assumptions regarding the estimated costs to maintain vacant properties.  Additionally, the amount of the reserve established for future lease payments on leased vacant units is dependent on our ability to successfully negotiate early termination lease agreements with our landlords.  If the costs to maintain properties rise or if it takes longer than anticipated to sell properties or terminate leases, we may need to record additional reserves.

New Accounting Pronouncements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 provides new guidance on the criteria used to classify debt extinguishments as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 will be effective for our fiscal year 2004.  Management does not believe the adoption of this standard will have a material impact on our financial position, results of operations, or liquidity.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends the disclosure requirements in SFAS No. 123, “Accounting for Stock-Based Compensation” for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.  Management does not believe the adoption of this standard will have a material impact on our financial position, results of operations, or liquidity. Quarterly disclosure provisions have been adopted.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities.  Interpretation 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has not yet determined the impact of implementing Interpretation 46.

Item 3.           Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt.  At March 12, 2003, we had $2,400,000 in bank debt that could be affected by changes in short term interest rates. At the end of our third fiscal quarter of fiscal 2003, the interest rate was the LIBOR rate plus 3.0%, or 4.34%. The rate can be fixed over periods ranging from one to six months, at our discretion.  At March 12, 2003, a hypothetical 100 basis point increase in the adjusted LIBOR rate would result in additional interest expense of $24,000 on an annualized basis.

Commodity Price Risk

Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At March 12, 2003, we had commitments to purchase coffee through fiscal year 2005 totaling $3,419,000 for 2,594,000 pounds of green coffee, all of which were fixed as to price. The coffee scheduled to be delivered to us throughout the remaining portion of this fiscal year pursuant to these commitments will satisfy approximately 73% of our anticipated green coffee requirements for this fiscal year. Assuming we require approximately 236,000 additional pounds of green coffee during 2003 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $2,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 4.           Controls and Procedures.

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the thirty-six week period ended March 12, 2003, we were not a party to any material legal proceedings.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People(1)

3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)

3.2	Bylaws of the Company(3)

4.1	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P(3)

4.2

Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P. and Diedrich Partners I, L.P(3)

4.3	Specimen Stock Certificate(3)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Registration Rights Agreement, dated May 8, 2001(2)

4.6	Form of Warrant, dated May 8, 2001(2)

10.1	Form of Indemnification Agreement(3)

10.2	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(4)*

10.3	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(3)*

10.4	Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(3)

10.5	Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)

10.6	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998(7)

10.7	Form of Franchise Agreement(9)

10.8	Form of Area Development Agreement(9)

10.9	Form of Employment Agreement with Martin R. Diedrich dated June 29, 2001(10)*

10.10	Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)

Exhibit No.	Description

10.11	Security Agreement, dated as of July 7, 1999, by and between BankBoston, N.A. and Diedrich Coffee(11)

10.12	Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee, and its subsidiaries(11)

10.13	Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)

10.14	Form of Term Note made in favor of BankBoston, N.A.(11)

10.15	Form of Revolving Note made in favor of BankBoston, N.A.(11)

10.16	Employment Agreement with Matt McGuinness effective March 13, 2000(12)*

10.17	First Amendment to Credit Agreement dated as of September 26, 2000(12)

10.18	Second Amendment to Credit Agreement dated as of February 26, 2001(13)

10.19	Letter Agreement re: employment with Carl Mount dated October 29, 1999(14)*

10.20	Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000(14)*

10.21	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(15)*

10.22	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(16)*

10.23	Common Stock and Warrant Purchase Agreement dated March 14, 2001(17)

10.24	Employment agreement with Philip G. Hirsch, dated March 20, 2002(10)*

10.25	Employment agreement with Philip G. Hirsch, effective as of September 1, 2002(18)*

10.26	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(18)

10.27	Form of Guaranty(18)

10.28	Form of Guarantor Security Agreement(18)

10.29	Form of Supplemental Security Agreement(18)

10.30	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(18)

10.31	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch*

Exhibit No.	Description

10.32	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective December 17, 2002(19)

10.33	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003

10.34	Employment Agreement with Roger M. Laverty, dated April 24, 2003*

10.35	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003*

99.1	Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)                                  Reserved.

(6)                                  Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(7)                                  Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998.

(8)                                  Reserved.

(9)                                  Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended April 28, 1999, filed with the Securities and Exchange Commission on December 11, 1998.

(10)                            Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(11)                            Incorporated by reference to Diedrich Coffee’s Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.

(12)                            Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000.

(13)                            Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 7, 2001, filed with the Securities and Exchange Commission on April 23, 2001.

(14)                            Previously filed as an exhibit to Diedrich Coffee’s Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(15)                            Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(16)                            Previously filed as an exhibit to Diedrich Coffee’s Report on Form 10-Q for the period ended December 13, 2000, filed with the Securities and Exchange Commission on January 29, 2001.

(17)                            Previously filed as an exhibit to the Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(18)                            Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(19)                            Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended December 18, 2002.

(b)         Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2003	DIEDRICH COFFEE, INC.

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 25, 2003

/s/ Matthew C. McGuinness
Matthew C. McGuinness
Executive Vice President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.31	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch*

10.33	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003

10.34	Employment Agreement with Roger M. Laverty, dated April 24, 2003*

10.35	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003*