Form 10-K
period 2003-07-02
DIEDRICH COFFEE INC
filed 2003-09-30
CIK 947661

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-21203

DIEDRICH COFFEE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0086628
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2144 Michelson Drive
Irvine, California 92612
(949) 260-1600
(Address of principal executive offices, including zip code, and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates, based upon the closing sale price of the registrant's common stock on December 18, 2002 as reported on the Nasdaq National Market and on the ownership information contained in the registrant's proxy statement for its 2002 annual meeting of stockholders, was $10,072,890.

        The number of shares of the registrant's common stock outstanding, as of September 29, 2003 was 5,161,264.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from registrant's definitive proxy statement pursuant to Schedule 14A for its 2003 annual meeting of stockholders, which proxy statement will be filed not later than 120 days after the close of the registrant's fiscal year ended July 2, 2003.

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

  •
  our franchisees' adherence to our practices, policies and procedures;

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

PART I

Item 1. Business.

Overview

        Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee, and accessories, through our Company operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis through a network of distributors in the Office Coffee Service ("OCS") market, and to other wholesale customers including restaurant chains, a grocery store chain, and other retailers. Our brands include Diedrich Coffee, Gloria Jean's Coffees, and Coffee People. As of July 2, 2003, we owned and operated 58 retail locations and franchised 359 other retail locations under these brands, for a total of 417 retail coffee outlets. Although the specialty coffee industry is presently dominated by a single company, which operates or licenses over ten times the number of retail outlets we do, we are one of the nation's largest specialty coffee retailers with annual system-wide revenues in excess of $150 million. Our retail units are located in 36 states and 10 foreign countries. As of July 2, 2003, we also had over 210 wholesale accounts with OCS distributors, chain and independent restaurants, and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

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

        Our Diedrich Coffee brand is differentiated from other specialty coffee companies by roasting our coffee beans with experience gained over three generations by the Diedrich family. Our roasting recipes take into account the specific variety, origin and physical characteristics of each coffee bean to maximize its unique flavor. In addition, we seek to differentiate our coffeehouses by offering our customers a broad line of superior tasting coffee products and a high level of personalized customer service. Our coffeehouses offer a warm, friendly environment specifically designed to encourage guests to enjoy their favorite beverages while lingering with friends and business associates, or relaxing alone in comfort. Ample seating is augmented by sofas and comfortable chairs to create intimate nooks for meeting and relaxing. Many of our coffeehouses feature local musicians who provide live entertainment from time to time during the week.

Company Background

        Our predecessor company, Carl E. Diedrich & Sons, Inc., commenced operations in Orange County, California in 1972 and changed its name to Diedrich Coffee when its first retail store opened. We incorporated in California in 1985. We remained a small, family operated business with only three retail locations until 1992, but grew rapidly from 1992 to 1996 through construction of new Diedrich coffeehouses in Orange County, and the acquisition of coffeehouses operated under other brands in Houston, Denver and San Diego which were converted into Diedrich Coffee units. In August 1996, we reincorporated under Delaware law as Diedrich Coffee, Inc., and completed an initial public offering of our common stock in September 1996.

Industry Overview

        According to the National Coffee Association of the U.S.A. (NCA), in 2003, 166.6 million adults, or 79% of the population over 18, drank coffee daily or occasionally, which represents a

5.4 million-person increase from 77% of the population over age 18 in 2002. On average, each adult drinks 3.0 cups of coffee per day. The NCA also reported that daily and occasional consumption of gourmet coffee has increased over the past five years, from 9.0% of the adult population to over 12.0% of the adult population in 2003.

        The U.S. coffee market consists of two distinct product categories:

  •
  commercial ground roast, mass-merchandised coffee; and

  •
  specialty coffees, which include gourmet coffees (premium grade Arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies).

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

        We principally sell all of our coffee through two distribution channels, and strive to target our Company resources to increase efficiency and profitability while growing the business within this framework. These two distribution channels are retail outlets and wholesale distribution. While each of these channels have different customers, cost structures, overhead requirements, competitors, and other fundamental differences, we believe our commitment to quality is essential to successful growth in both of these areas. Important financial information for each of our business segments can be found in Note 14 to our consolidated financial statements.

  Retail Outlets

        Our retail outlet distribution channel can be divided into two sub-channels, each with its own distinct business model including differences in revenue and cost structure, overhead, and capital requirements. These two retail sub-channels are Company operated retail outlets and franchised retail outlets. Despite the differences noted above, we view retail outlets as a single distribution channel primarily because our retail customers do not make any distinction between Company and franchise operated locations. The critical success factors are, therefore, the same for each type of retail location, whether Company operated or franchised—quality of product, service and atmosphere. The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us in our roles as both an operator and franchiser of retail outlets. Furthermore, the potential contribution of any given outlet, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

        Presently, our largest brand is Gloria Jean's, which consists of retail units located throughout the United States and ten foreign countries. Over 96% of Gloria Jean's retail units are franchised. Gloria Jean's retail units are located throughout the United States and in 10 foreign countries. Our Diedrich Coffee brand has a higher concentration of Company operated units, with 71% of retail locations operated by the Company. Diedrich units are located primarily in Orange County, California, although there are a number of Diedrich locations in Los Angeles, San Diego, Denver, and Houston. We also operate retail coffee outlets under a third brand, Coffee People, all of which are currently Company operated, and located in Portland, Oregon.

        The following table summarizes the relative sizes of each of our brands on a unit count basis and changes in unit count for each brand over the past two years.

	Fiscal 2002 Activity					Fiscal 2003 Activity
	Units at June 27, 2001	Opened	Closed	Net transfers between the Company and Franchise(A)	Units at July 3, 2002	Opened	Closed	Net transfers between the Company and Franchise(B)	Units at July 2, 2003
Gloria Jean's Brand
Company Operated	19	—	(3)	2	18	—	(1)	(6)	11
Franchise—Domestic	177	2	(22)	(2)	155	4	(22)	6	143
Franchise—International	95	51	(6)	—	140	77	(11)	—	206

Subtotal Gloria Jean's	291	53	(31)	—	313	81	(34)	—	360

Diedrich Coffee Brand
Company Operated	26	—	(1)	—	25	—	—	—	25
Franchise—Domestic	14	2	(4)	—	12	—	(2)	—	10

Subtotal Diedrich	40	2	(5)	—	37	—	(2)	—	35

Other Brands
Company Operated	42	1	(16)	—	27	—	(5)	—	22

Total	373	56	(52)	—	377	81	(41)	—	417

(A)
This number is the net impact of 1 Company operated Gloria Jean's coffeehouses transferred to a franchisee during the year, and 3 franchised operated coffeehouses transferred from franchisees to the Company.

(B)
This number represents 6 Company operated Gloria Jean's coffeehouses transferred to a franchisee during the year.

        We recognize the importance of our brands to our success in both the retail and wholesale areas of our business. We therefore devote considerable energy to maintain distinct brand identities. Our brands are differentiated by coffees offered, other product categories offered, format and type of retail location, advertising message, and trade dress.

  Gloria Jean's Coffees

        Gloria Jean's is a leader in specialty grade, flavored coffee in the mall coffee store segment, with 360 coffee stores in 36 states across the United States and in 10 foreign countries. Gloria Jean's coffee stores are located almost exclusively in high traffic shopping malls. As a mall coffee store, Gloria Jean's consumer traffic pattern is driven by mall hours and the mall dynamic. Gloria Jean's is busiest on weekends and during holiday seasons. The typical Gloria Jean's coffee store is staffed with a manager and a staff of 5 to 10 part-time hourly employees who fill the operating shifts. Gloria Jean's outlets tend to open earlier than most mall stores, but in general, operating hours coincide with mall hours. Internationally, Gloria Jean's can be found both in malls and on street front locations, along with other non-traditional venues. In addition to coffee beverages and fresh roasted whole bean coffees, Gloria Jean's carries a wide selection of gift items and coffee accessories, and a small selection of bakery items to complement beverage sales. The stores sell from 32 to 48 varieties of flavored and non-flavored coffees. Currently, approximately 50% of the overall sales is comprised of beverage sales.

        The success of a Gloria Jean's coffee store depends on three critical components: product quality, selection, and service.

        Product Quality.    Gloria Jean's was a pioneer in developing high quality, flavored, specialty coffees, and continues to be a leader in the sale of flavored coffees. Gloria Jean's flavored coffees begin with a top quality single-origin coffee that is roasted and then coated with proprietary flavorings.

        Product Selection.    In the mall environment, the shopping experience is integral to a coffee store, and sales of whole bean coffee and coffee-related merchandise tend to represent a large percentage of sales. Offering as many as 55 varieties of flavored coffees, a wide variety of hot and cold beverages, and a good selection of gift items is important. A major benefit of mall retailing is its captive consumer base. The primary function of Gloria Jean's marketing is to entice consumers with eye-catching signage and window displays. A large selection of products helps to attract both new and repeat customers. Once inside a mall, consumers are unlikely to leave to purchase coffee, refreshments or gifts similar to those offered by Gloria Jean's. Mall employees are also captive consumers and represent an important component of our customer base.

        Service.    Friendly and efficient customer service is always critical in any retail setting, and is especially important in the mall environment, where shoppers are often in a hurry, and have many choices. Because of the opportunity for repeat customers, it is essential that customers receive excellent service.

  Diedrich Coffee Coffeehouses

        Our typical Diedrich Coffee neighborhood coffeehouse is staffed with 1 or 2 managers and a staff of 12 to 25 part-time hourly employees who fill the operating shifts. Additionally, local entertainment is offered on the weekends to enhance the neighborhood atmosphere. The hours for each coffeehouse are established based upon location and customer demand, but typically are from 6:00 a.m. to 11:00 p.m.

        In addition to coffee beverages and fresh roasted whole bean coffees, all of our Diedrich Coffee coffeehouses offer a limited selection of light food items such as bagels, croissants and pastries, and dessert items, such as cookies and cakes, to complement beverage sales. Our coffeehouses sell more than 25 different selections of regular and decaffeinated roasted whole bean coffees, and they carry select coffee-related merchandise items. The success of a Diedrich Coffee retail coffeehouse depends upon three critical components: product quality, service and ambiance.

        Product Quality.    We are the only specialty coffee retailer whose founder, Martin Diedrich, comes from three generations of experience in the specialty coffee industry. Mr. Diedrich, Vice Chairman and Chief Coffee Officer, along with other coffee experts on our management team, is actively involved in sourcing, tasting and roasting coffees. He is also directly involved in "Coffee University," our training program for coffeehouse team members. Due to the unique background and experience of Mr. Diedrich and our other in-house coffee experts, we are able to identify and secure exceptional coffees and roast them to perfection.

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

  Wholesale Segment

        As of July 2, 2003, we had over 210 coffee wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean's brands. Our current wholesale accounts are in the OCS market, chain restaurants, independent restaurants and other hospitality industry accounts and specialty retailers. Additionally, our franchise agreements require both Gloria Jean's and Diedrich Coffee franchisees to purchase substantially all of their coffee from us, and we record a wholesale gross profit on such sales.

  OCS Market

        We sell our premium coffees primarily to OCS distributors in whole bean and ground coffee form for use in traditional coffee brewing equipment found in most office environments. During fiscal 2000, we entered into a Licensing Agreement with Keurig, Inc. whereby we utilize Keurig's patented single-serve coffee brewing technology and its existing extensive distribution channels within the OCS market. During fiscal 2003, we sold over 20 million individual serving "K-cups" of both Diedrich Coffee and Gloria Jean's coffee through this distribution channel. Keurig is presently developing a variation of its OCS market brewing technology for at-home use by consumers, and we intend to participate actively in that Keurig market as well if at-home use is successfully established.

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

  Other Unaffiliated Wholesale Accounts

        We also supply coffee on a wholesale basis to a number of smaller, often independent, operators in the restaurant and hospitality industries and specialty retailers. These wholesale accounts are typically located in the same geographic areas where our retail outlets have created brand awareness and demand. We are careful to balance the benefit of new wholesale accounts near our existing retail outlets against the risk of "cannibalization" of these units. This risk can be successfully managed. Many of our wholesale accounts, such as hotels, restaurants, golf course snack bars and airport concessions have their own "captive" customer base. In such cases, the risk of cannibalization is minimal, since a customer would not likely stop their activity in such locations to visit one of our coffeehouses or mall based coffee stores for a beverage, and then return to their previous activity at those wholesale customer locations. Additionally, if sales conflicts arise as we develop new retail locations in the future, we can cease selling to then-existing wholesale accounts.

Growth Strategy

        Retail Segment Growth.    We expect future growth in our retail segment to occur in two ways: via comparable store sales growth in each of our retail brands, and from new retail unit growth. New unit growth in the near term will be achieved primarily through the development of new Gloria Jean's retail locations both domestically and internationally by franchisees, and in the future by development of new Diedrich Coffee coffeehouses in southern California by franchisees. We believe that resources we have recently invested in our Gloria Jean's franchising infrastructure will facilitate continued strong growth in our international store count, and allow us to resume net growth in our domestic store count under that brand. Diedrich Coffee franchise development will occur less rapidly relative to Gloria Jean's for two reasons. First, we are evaluating a number of new initiatives and programs within the Diedrich Coffee business model, in order to make it more attractive to prospective franchisees, before attempting to grow the brand further on a franchised basis. Second, once we are comfortable franchising new Diedrich Coffee units again, we expect that new unit growth will be concentrated almost exclusively in southern California, for the reasons described below. In the near term, retail growth under our Coffee People brand will occur exclusively through comparable store sales growth, because no new retail units are currently planned. As a result of our recent changes in executive management, we are currently reviewing our position in certain markets in order to better align our resources with our growth strategy.

        For the foreseeable future, development of new retail locations by the Company will be undertaken on a very selective basis. For both Gloria Jean's and Diedrich, such new Company-store development will be done primarily for the purpose of facilitating new franchise development, rather than as part of a deliberate strategy to increase the size of the Company-operated retail unit portfolio. Therefore, increased development of new retail units by the Company will likely be accompanied by increased sales of Company-operated retail units to franchisees. For a variety of reasons, retail units sold by the Company to franchisees in any given period may not necessarily coincide precisely with the specific new units developed by the Company in that same period. Development of new retail units by the Company is expected to support new franchise development in a number of ways, including opportunistically obtaining control of good locations as they become available, increasing awareness of our specialty coffee brands by real estate developers and landlords of prime retail properties as they develop new retail venues, and by prospective retail coffeehouse customers, improving the cost effectiveness of architectural plans for new prototypes, leveraging purchasing efficiencies system-wide for new unit equipment and fixtures packages, and increasing awareness among prospective franchisees and their lenders.

  Gloria Jean's Franchise Growth

        Since the acquisition of Gloria Jean's in 1999, we have made a number of modifications to the Gloria Jean's franchising business model to strengthen the Gloria Jean's system. A new form of franchise agreement was adopted which incorporated many provisions common in other successful franchise systems. Screening of financial qualifications of franchise candidates has been improved in terms of consistency and accuracy. Franchisees are now encouraged to obtain their own master leases directly from mall owners, rather than subleasing their locations from Gloria Jean's. Franchisees are required to hire their own architects and contractors to develop new Gloria Jean's locations to approved specifications. Our training program has been completely redesigned in order to improve the quality of store level operations, product quality, and the consistency of brand standards. While we feel that these and other changes to the Gloria Jean's franchising model will ultimately result in a stronger Gloria Jean's franchise system, they may result in slower domestic franchise growth in the near term.

        Another factor we must overcome in the near term to resume domestic unit growth for Gloria Jean's is a shortage of projects in our new unit development "pipeline," or inventory of new unit deals in progress. This shortage resulted from our focus on improving the foundation for future franchise development during the past several years since we acquired Gloria Jean's, rather than on opening new retail units. As part of our efforts to strengthen our existing retail base, it was necessary to allow many of the weaker performing and poorer sales potential locations to close. Additional gaps in the flow of new franchise units resulted from several periods where our franchise registration status (required by law to sell new franchises) was temporarily interrupted during certain periods when our financial position was less stable than it is today, and frequent updates of our registration was required.

        Although the number of "premature" franchise unit closures (closures prior to the natural expiration of the underlying master lease) was very low during the most recent fiscal year (there were only 4 such closures during fiscal 2003), there are an average of approximately one dozen franchise units which reach their "natural" expiration annually, and many of these locations may not make economic sense to renew based on changes in the retail tenant mix, desirability of the location, increases in rent relative to sales levels, and various other factors. Therefore, it may be several years before we are able to open enough new domestic retail units to offset the number of closures during the same time period for net growth in domestic retail unit count.

        Gloria Jean's has been successful establishing coffeehouses internationally through Area Development Agreements, and has added a net of 111 new international franchise units during the past two fiscal years. International franchisees operated 206 Gloria Jean's retail locations in 10 countries at July 2, 2003, and we anticipate continued strong growth internationally through existing Area Development Agreements during fiscal 2004. We will also seek to execute new Area Development Agreements and Master Franchise Agreements in order to expand Gloria Jean's international penetration to additional countries in the future.

  Diedrich Coffee Franchise Growth

        As noted above, we have temporarily suspended our prior franchise growth strategy for the Diedrich Coffee brand. In order to make Diedrich Coffee franchises more attractive to prospective franchisees, we are evaluating a number of new initiatives and programs within the Diedrich Coffee business model before attempting to grow the brand further on a franchised basis. Recent negative comparable store sales trends in this brand have underscored the need for this re-evaluation. Because the Diedrich system is relatively small in size when compared to our Gloria Jean's system, and concentrated geographically almost exclusively in southern California where the locations are 100% Company-operated, we believe this is the optimal time to test new programs and implement successful new initiatives to the entire system fairly quickly, before devoting significant resources to a franchise development program.

        When we are comfortable franchising new Diedrich Coffee units again, we anticipate that our strategy will be to leverage Diedrich Coffee's existing brand awareness and retail operating unit base in central and south Orange County, California, to achieve a higher level of penetration of this "core" market with new Diedrich Coffee locations. Once this is accomplished, our plan is to develop additional franchised retail units in new markets, expanding outwardly from the core market in concentric rings, and focusing sequentially on the next highest priority areas for expansion. Therefore, north Orange County, southern Los Angeles County and northern San Diego County, all of which are in close geographic proximity to Diedrich Coffee's existing core base of retail coffeehouses, but which presently have few Diedrich Coffee units, would be our next priority once Orange County achieves a sufficiently high level of penetration. Likewise, once a base of coffeehouses has been successfully established in these immediately adjacent markets, the next sphere of opportunity would include parts of the greater Los Angeles and San Diego metropolitan areas progressively further from Orange County. It should be noted that growth potential under such a "concentric rings" strategy would be significant, even though concentrated within a single region, because of the significant population of southern California. Based upon the 2000 census, the five county metropolitan Los Angeles area (which includes Los Angeles, Orange, Riverside, San Bernardino and Ventura Counties) presently has a population in excess of 15 million people, while San Diego County has a population in excess of

2 million people. We believe that this strategy maximizes the likelihood of success of new retail units because of the heightened brand awareness and operational efficiencies.

        As will be the case for our Gloria Jean's brand, new Diedrich Coffee units we open as Company-operated coffeehouses will be undertaken on a very selective basis, and primarily as a way to facilitate our franchising initiative described above. Also, as in the case of our Gloria Jean's operations, we may periodically sell certain Company-operated Diedrich Coffee locations to franchisees as part of this same strategy.

        As of July 2, 2003, we had two area development agreements in effect with Diedrich franchisees, both of which are for areas outside of California. We anticipate that both of these development agreements will be terminated during fiscal 2004.

        Wholesale Distribution Growth.    We have taken significant steps to build our wholesale sales organization over the past two years, and we are actively seeking new distribution channels for our products. We intend to pursue continued growth within our OCS wholesale business by expanding the number of distributors who carry our Keurig Premium Coffee Systems™ lines of coffees and our whole bean and ground coffee product lines as well. We also offer our coffees on our internet website, and believe that this channel of distribution has long-term growth potential.

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

Marketing

        Our primary marketing strategy is to develop the Gloria Jean's brand through penetration of new and existing markets via franchise growth. Our marketing strategy for our Diedrich Coffee brand is to support growth in same store sales and to position the brand for new unit growth in the near future. The wholesale segment's sales of our branded products in the office coffee service market, chain restaurants, and other venues also help ensure the visibility of our brands. Our marketing efforts are based upon the belief that the proprietary roast recipes and our commitment to quality and freshness deliver a distinctive advantage in our products. We use word-of-mouth, local store marketing and the inviting atmosphere of our coffeehouses and mall coffee stores to drive brand awareness and comparable store sales growth. We also conduct in-store coffee tastings, provide brewed coffee at local neighborhood events, and donate coffee to local charities to increase brand awareness. We also conduct product trials in the communities where our coffeehouses and mall coffee stores are located.

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

        We compete with a growing number of specialty coffee retailers including Starbucks, Coffee Beanery Ltd., Caribou Coffee, Barnie's, Tully's, New World Coffee & Bagels, Peet's Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than us. A number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble, and Nestle, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for our coffees. Other specialty coffee companies including Starbucks, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters, sell whole bean coffees in supermarkets and variety and discount stores.

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

Employees

        At July 2, 2003, we employed 840 people, 261 of whom were employed full-time. None of our employees are represented by a labor union, and no employees are currently covered by collective bargaining agreements. We consider our relations with our employees to be good. We regularly review our employee benefits, training and other aspects of employment to attract and to retain valuable employees and managers.

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

Failure to comply with applicable franchise laws may adversely affect us. Any changes to the FTC rule, or state franchise laws, or future court or administrative decisions, could affect our franchise business. There are also extensive federal, state and local government regulations relating to the development and operation of food service outlets, including laws and regulations relating to: building and seating requirements; the preparation and sale of food; cleanliness; safety in the workplace; and accommodations for the disabled. Our relationship with our employees is also subject to regulation, such as: minimum wage requirements; anti-discrimination laws; overtime and working conditions; and citizenship requirements.

Recent Developments

        On April 10, 2003, we borrowed $950,000 under our line of credit with Bank of the West in order to purchase specified coffee packaging equipment. Under the terms of our Credit Agreement, this entire amount converted to a term loan on August 28, 2003. The new term loan is secured by the related packaging equipment acquired with the proceeds, as well as a restricted cash balance on deposit with the bank described more fully below, and calls for monthly principal payments of $26,000 plus interest through the maturity date of August 28, 2006. As of August 28, 2003, the interest rate was 5.77%.

        On April 25, 2003 we announced the appointment of Roger "Rocky" Laverty to the position of Chief Executive Officer effective April 29, 2003.

        On April 14, 2003 we closed the sale of three company-operated Gloria Jean's Coffees stores in New England to a franchisee for $810,000 plus $90,000 in franchise fees and recognized a related gain on this sale of $759,000.

        On August 1, 2003 we executed a lease for a new home office facility, as more fully described under Item 2 below, to become effective in October 2003.

        On September 10, 2003 we executed a lease for a secondary warehouse, as more fully described under Item 2 below, to become effective in October 2003.

        Effective July 1, 2003, the Company entered into a Third Amendment to its Credit Agreement with Bank of the West. Among other things, this Amendment modified a number of financial covenants under the Agreement generally to preclude an event of default that would have otherwise occurred, and to accommodate the Company's revised future financial projections. The Amendment also required the company to establish a restricted cash balance of $80,000 as of October 1, 2003 to further collateralize its $950,000 equipment term loan, and extended the availability of the Company's revolving working capital line of credit, which had previously been restricted to only two fiscal quarters each year, to access throughout the year.

Available Information

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and other documents that we may file with or furnish to the SEC from time to time are available on the our Internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission. These reports are available at www.diedrich.com under the heading "Investor Services."

RISK FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS

Historical losses may continue and, as a result, the price of our common stock may be negatively affected.

        Although Diedrich Coffee had a net loss of $1,223,000 for the fiscal year ended July 2, 2003, we had net income of $1,269,000 for the fiscal year ended July 3, 2002, a net loss of $3,988,000 for the fiscal year ended June 27, 2001, and net losses of $22,423,000, $2,562,000, and $9,113,000, for the fiscal years ended June 28, 2000, January 1999 and 1998 respectively. We may not be able to achieve profitability.

If we are not able to grow our business, the results of our operations and our financial condition may be adversely impacted.

        As of July 2, 2003, we operated 47 Diedrich Coffee or Coffee People retail locations, which we managed on a day-to-day basis, and had 10 franchised Diedrich Coffee coffeehouse locations. We also had 360 Gloria Jean's retail locations, of which 349 were franchised. Our Gloria Jean's retail locations are principally located in malls. To grow, we must:

  •
  attract single and multi-store franchisees for our Gloria Jean's brand in the United States, and multi-store franchisees and franchise area developers internationally;

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

        Franchisees are independent contractors and are not our employees. We provide training and support to our franchisees, and the terms of our franchise agreements require franchisees maintain certain minimum operating standards; however, the quality of franchised operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate coffeehouses in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other personnel. In other instances, franchisees may operate their units in conformity with operating standards and specifications required, yet fail to meet their financial obligations to us under the franchise agreement or the sublease for the location, or to vendors, lenders or other creditors. While we have certain contractual remedies in such instances of default, enforcing such remedies typically requires litigation, and therefore our image and reputation, and the image and reputation of other franchisees, may suffer until such litigation is successfully concluded. If a significant number of franchisees were to be in default simultaneously, a larger number of franchise units could be terminated in a given time period than we would be able to re-franchise, or absorb into our company-operated unit base, and system-wide sales could significantly decline. If such an outcome were to occur, we might also be unable to meet our obligations to mall landlords for early termination of the master leases for the 154 locations we currently guarantee.

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

        All of our 58 Company-operated coffeehouses are presently on leased premises. Gloria Jean's stores are generally leased by an indirect subsidiary of Coffee People, although in most cases, the franchisees pay their rent directly to their landlord. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, these leases may not be renewed. If they are renewed, rents may increase substantially. Either of these events could adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value.

Our industry is highly competitive and we may not have the resources to compete effectively.

        With low barriers to entry, competition in the industry is expected to increase from national and regional chains, franchise operators and local specialty coffee stores. Our whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, variety and discount stores, and a growing number of specialty coffee stores. Many specialty coffee companies, including Starbucks, Seattle's Best Coffee, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters sell whole bean coffees through these channels. In our sale of coffee beverages and espresso drinks, we compete directly against all other specialty grade coffee roasters, coffeehouses, espresso/coffee bars and mall coffee stores, as well as against restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts, and stores. Our competition at this level includes a growing number of specialty coffee retailers, including Starbucks, Barnie's, Coffee Beanery Ltd., Caribou Coffee, Peet's Coffee, Tully's Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than us. In addition, we compete to draw customers of standard or commercial coffee, and consumers of substitute coffee products manufactured by a number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble and Nestle, to specialty grade coffee.

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

        We have 206 Gloria Jean's franchised stores located outside of the United States and its territories. As part of our growth strategy, we will be seeking franchise developers internationally for Gloria Jean's stores. As a result, our business and operations will be increasingly subject to the risk of changes in economic conditions and, to a lesser extent, changes in social and political conditions inherent in foreign operations, including changes in U.S. laws and regulations relating to foreign trade and investment. In addition, consumer tastes vary from region to region, and consumers located in the regions in which we intend to expand our retail operations may not be as receptive to specialty coffees as consumers in existing markets.

We must repay approximately $2.0 million in bank debt by March 2005, and $950,000 in bank debt by August 2006. If we are not able to successfully manage our repayment strategy, or if we are unable to maintain compliance with our new financial covenants, our lender may declare us to be in default and exercise its contractual remedies.

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

Item 2. Properties.

Office Space and Plant

        We currently lease approximately 27,285 square feet of home office space for administrative offices, warehousing, and training facilities in Irvine, California. The lease for this facility expires in

October 2003, at which time we expect to relocate to new facilities. We have entered into a new lease agreement for approximately 17,620 square feet of office space in Irvine, California and a separate lease for approximately 6,192 square feet of warehouse space in Irvine, California. The lease for the new office space will expire in October 2010 and the lease for the new warehouse space will expire in October 2006. In addition, we lease approximately 9,400 square feet of office space in Beaverton, Oregon, though we have sublet a portion of this lease, which expires in February 2004. We also lease a 60,000 square foot roasting facility located in Castroville, California. The term of the current lease expires on December 31, 2005, and is renewable, at our option, for a term of seven additional years. We believe that our facilities are generally adequate for our current needs, and that suitable additional production and administrative space will be available as needed for the foreseeable future.

Company-Owned Locations

        As of July 2, 2003, we were a party to leases for a total of 58 Company-operated retail locations. During fiscal year 2003, we closed 6 locations. Our Company-operated retail locations on leased premises are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or if renewed, that rents will not increase substantially, both of which would adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial increases or are subject to renewal with a scheduled rent increase, which could result in rents being above fair market value.

Franchised Stores

        All of our Gloria Jean's locations are operated on leased premises, most situated in regional malls, 153 of which are located in the United States and 206 of which are located in foreign countries. A majority of the leased premises presently occupied by domestic Gloria Jean's franchised outlets are leased by us, and we have entered into sublease agreements with the franchisee on a cost pass-through basis. Gloria Jean's, however, remains obligated under the lease in all such cases, which was an obligation of $22,503,000 at July 2, 2003. In the future, new franchisees will generally be required to enter into master leases directly with the mall owner. This will also be the case when current leases are up for renewal. Gloria Jean's stores are designed to accommodate locations in various sizes, ranging from 170 square foot kiosk outlets (which sell principally coffee drinks and other beverages) to 2,000 square foot full service stores.

Item 3. Legal Proceedings.

        In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of September 29, 2003, we were not a party to any material pending legal proceedings.

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

	Price Range
Period
	High	Low
Fiscal Year Ended July 3, 2002
Twelve Weeks Ended September 19, 2001	$4.11	$2.47
Twelve Weeks Ended December 12, 2001	6.38	2.10
Twelve Weeks Ended March 6, 2002	4.11	3.00
Seventeen Weeks Ended July 3, 2002	3.85	2.36
Fiscal Year Ended July 2, 2003
Twelve Weeks Ended September 25, 2002	4.88	1.50
Twelve Weeks Ended December 18, 2002	5.25	3.35
Twelve Weeks Ended March 12, 2003	4.25	2.35
Sixteen Weeks Ended July 2, 2003	3.62	2.10
Fiscal Year Ending June 30, 2004
Twelve Weeks Ended September 24, 2003	3.65	2.85

        At September 24, 2003, there were 5,161,264 shares outstanding and 709 stockholders of record of our common stock. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table summarizes the equity compensation plans under which our common stock may be issued as of July 2, 2003.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	548,867	$6.72	25,750

Total	548,867	$6.72	25,750

        On April 24, 2003, we entered into an employment agreement with our Chief Executive Officer, Roger M. Laverty. As part of his employment agreement, we agreed to grant Mr. Laverty non-qualified options to purchase 200,000 shares of common stock of Diedrich Coffee, Inc. pursuant to the terms and subject to the conditions of the Stock Option Plan and Agreement with Roger M. Laverty (the "Laverty Option Plan"). We have agreed to seek approval of the terms of the Laverty Option Plan and the grant of the options thereunder from the stockholders of Diedrich Coffee, Inc. at the 2003 annual meeting of stockholders. None of the options granted under the Laverty Option Plan will become exercisable until stockholders approve the terms of the Laverty Option Plan and the grant of the options thereunder. If approved, the options will become exercisable in four equal installments on each of the first four anniversary dates of the Laverty Option Plan, April 24, 2003, at an option exercise price of $3.44 per share.

Item 6. Selected Financial Data.

        In an effort to align our fiscal year with that of Coffee People, which we acquired on July 7, 1999, we changed our year end from a fiscal year ending the Wednesday before January 31 to a fiscal year ending on the Wednesday closest to June 30. Accordingly, the selected financial data below includes information as of and for the twenty-two weeks ended June 30, 1999, in addition to the last five fiscal years. This reporting schedule generally results in three 12-week quarters and one 16-week quarter during the fourth fiscal quarter, for a total of 52 weeks. However, due to the alignment of the calendar in 2002, the fiscal year ended July 3, 2002 contains 17 weeks during the fourth fiscal quarter, for a total of 53 weeks. The following selected financial data may not be indicative of our future results of operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 24, and should be read in conjunction with our consolidated financial statements and related notes.

	Fiscal Year ended July 2, 2003	Fiscal Year ended July 3, 2002(A)	Fiscal Year ended June 27, 2001	Fiscal Year ended June 28,2000	Twenty-Two Weeks Ended June 30, 1999	Fiscal Year Ended January 27, 1999
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue:
Retail sales	$33,034	$38,658	$46,925	$48,308	$8,786	$21,248
Wholesale and other	15,336	16,681	18,545	19,081	1,467	2,767
Franchise revenue	6,409	6,868	6,742	6,592	109	200

Total revenue	54,779	62,207	72,212	73,981	10,362	24,215

Costs and expenses:
Cost of sales and related occupancy costs	26,275	30,439	36,152	38,240	4,600	10,849
Operating expenses	16,875	17,909	20,907	20,646	3,795	8,887
Depreciation and amortization	1,944	2,384	4,445	4,331	1,212	1,941
General and administrative expenses	9,233	9,453	10,676	15,734	2,013	4,790
Provision for asset impairment and restructuring costs	2,231	547	2,867	16,370	799	—
Gain (loss) on asset disposals	(868)	(423)	(173)	(24)	4	4

Total costs and expenses	55,690	60,309	74,874	95,297	12,423	26,471

Operating income (loss)	(911)	1,898	(2,662)	(21,316)	(2,061)	(2,256)
Interest expense and other, net	(258)	(537)	(1,290)	(1,088)	(285)	(302)

Income (loss) before income tax provision	(1,169)	1,361	(3,952)	(22,404)	(2,346)	(2,558)
Income tax provision	54	92	36	19	3	4

Net income (loss)	$(1,223)	$1,269	$(3,988)	$(22,423)	$(2,349)	$(2,562)

Basic and diluted income (loss) per common share(B)	$(0.24)	$0.25	$(1.16)	$(7.19)	$(1.52)	$(1.73)

Balance Sheet Data:
Working capital (deficiency)	$1,207	$809	$(819)	$(4,216)	$(2,122)	$(655)
Total assets	26,542	28,280	31,891	40,330	11,465	12,736
Long-term debt and obligations under capital leases, less current portion	2,033	2,832	4,219	10,252	2,739	2,783
Total stockholders' equity	$16,589	$17,744	$16,613	$15,122	$3,779	$6,027

(A)
Includes 53 weeks of operation.

(B)
All per share information has been adjusted to reflect our one-for-four reverse stock split, which was effective May 9, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

        Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. Our discussion is organized as follows:

  •
  Overview.  This section provides a general description of our business, as well as recent significant transactions that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

  •
  Results of operations.  This section provides an analysis of our results of operations presented in the accompanying consolidated statement of operations by comparing the results for fiscal 2003 to fiscal 2002 and comparing fiscal 2002 to fiscal 2001.

  •
  Financial condition and liquidity and capital resources.  This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of July 2, 2003. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

  •
  Critical accounting policies.  This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

  •
  New accounting pronouncements.  This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.

OVERVIEW

        Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our Company-operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis in the Office Coffee Service market, and to other wholesale customers, including restaurant chains and other retailers. Our brands include Diedrich Coffee, Gloria Jean's Coffees, and Coffee People. As of July 2, 2003, we owned and operated 58 retail locations and franchised 359 other retail locations under these brands, for a total of 417 retail coffee outlets. Our retail units are located in 36 states and 10 foreign countries. As of July 2, 2003, we had over 210 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants, and others. We operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

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

        On July 7, 1999, we acquired Coffee People, Inc. The Coffee People, Inc. brands included Gloria Jean's, one of the leaders in the mall coffee store segment, Coffee People, based primarily in Portland, Oregon, and Coffee Plantation, based primarily in Phoenix, Arizona.

        Effective September 1, 2002, Philip G. Hirsch, who had commenced his employment with us in the role of interim CEO, assumed the role of Chief Executive Officer.

        On September 3, 2002, we entered into a new Credit Agreement with United California Bank (d/b/a Bank of the West) in order to, among other things, repay the balance of all remaining amounts owed to Fleet National Bank under our prior credit agreement. We immediately borrowed $3,000,000 under the new agreement, and repaid all amounts owed to Fleet on September 3, 2002, the amended maturity date of our loan from Fleet. The terms of our Credit Agreement are discussed in detail below, under the caption "Outstanding Debt and Financing Arrangements," and in Notes 7 and 16 to the accompanying Consolidated Financial Statements.

        On December 18, 2002, we announced that Philip G. Hirsch, our Chief Executive Officer, had resigned, and that Matthew McGuinness, Executive Vice President and Chief Financial Officer, and Pamela Britton, Vice President and Chief Operating Officer, would be responsible for our day-to-day operations until a replacement was found. On April 25, 2003, we announced that Roger M. Laverty had been named Chief Executive Officer, effective April 29, 2003.

        On April 10, 2003, we borrowed $950,000 under our line of credit with Bank of the West in order to purchase specified coffee packaging equipment. Under our Credit Agreement, this entire amount converted to a term loan on August 28, 2003. The new term loan calls for monthly principal payments of $26,397 plus interest through the maturity date of August 28, 2006. As of August 28, 2003, the interest rate was 5.77%.

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship to total revenue of certain items included in our statements of income for the years indicated:

	Year Ended July 2, 2003	Year Ended July 3, 2002	Year Ended June 27, 2001
Net revenue:
Retail sales	60.3%	62.2%	65.0%
Wholesale and other	28.0	26.8	25.7
Franchise revenue	11.7	11.0	9.3

Total revenue	100.0%	100.0%	100.0%

Cost and expenses:
Cost of sales and related occupancy costs	48.0%	48.9%	50.1%
Operating expenses	30.8	28.8	28.9
Depreciation and amortization	3.5	3.8	6.2
General and administrative expenses	16.9	15.2	14.8
Provision for asset impairment and restructuring costs	4.1	0.9	3.9
Gain on asset disposals	(1.6)	(0.7)	(0.2)

Total costs and expenses	101.7%	96.9%	103.7%

Operating income (loss)	(1.7)%	3.1%	(3.7)%
Interest expense and other, net	(0.4)	(0.9)	(1.8)

Income (loss) before income tax provision	(2.1)	2.2	(5.5)
Income tax provision	0.1	0.2	0.1

Net income (loss)	(2.2)%	2.0%	(5.6)%

Year Ended July 2, 2003 Compared To Year Ended July 3, 2002

        Total Revenue.    Total revenue for the year ended July 2, 2003 decreased by $7,428,000, or 11.9%, to $54,779,000 from $62,207,000 for the year ended July 3, 2002. This decrease consisted of decreases in retail sales, wholesale and other sales, and franchise revenue. Each component is discussed below.

        Retail sales revenue for the year ended July 2, 2003 decreased by $5,624,000, or 14.5%, to $33,034,000 from $38,658,000 for the year ended July 3, 2002. This decrease was primarily related to the net impact of several factors. First, the number of Company stores decreased in the current year versus the prior year because of the closure of three poorly performing Company-operated locations, the closure of three Company-operated kiosks, and the sale of six other Company-operated locations to franchisees since the beginning of the current fiscal year. The reduction in retail sales from the unit divestitures noted above was approximately $4,801,000. A summary of Company and franchise retail unit activity for both fiscal 2003 and 2002 can be found above under the caption "Business—Diedrich Coffee's Business Model—Retail Outlets." Second, retail sales declined by 3.4%, or $1,076,000, due to lower comparable store sales for Company operated units. Approximately $636,000 of this decrease was due to an unfavorable match up to the prior fiscal year, which contained one additional fiscal week versus the current year. Fiscal 2002 contained 53 weeks, whereas fiscal 2003 contained only 52 weeks. These decreases were partially offset by a $253,000 increase in retail sales from our internet website.

        Wholesale revenue for the year ended July 2, 2003 decreased by $1,345,000, or 8.1%, to $15,336,000 from $16,681,000 for the year ended July 3, 2002. This decrease was primarily the net result of the following factors:

        Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $1,131,000 for the year ended July 2, 2003 because of a decrease in the number of domestic franchise stores in the current fiscal year. This resulted from the closure of 24 domestic franchise locations. The decrease in domestic store count was compounded by lower sales volumes at open stores. Gloria Jean's system comparable sales decreased 0.9% versus the prior year period, further reducing roasted coffee usage.

        Coffee sales to restaurants and specialty retailers.    Wholesale coffee sales to restaurants and specialty retailers decreased $267,000, or 13.6%, from the prior year. This decrease primarily resulted from our reduced focus on independent and specialty retailer accounts because many of these accounts represent only a single or few retail locations and require proportionately more resources to support.

        Coffee sales to grocery retailers.    Although we began selling coffee through the grocery distribution channel during our second fiscal quarter this year, revenue on our initial coffee shipments netted to zero because the wholesale selling value of such shipments was applied against our "slotting fee" obligations to a grocery store chain. It is customary to pay grocery chains such fees to set up the initial distribution of product in their retail store system. During our third quarter, such slotting fees were fully covered by our cumulative shipments, and we recognized $93,000 in net revenue on subsequent shipments during the balance of the fiscal year.

        Keurig "K-cup" and other Office Coffee Service sales.    Keurig "K-cup" and other Office Coffee Service sales decreased by $40,000 for the year ended July 2, 2003, a 0.7% decrease over the prior year. This is primarily due to lower sales to two large OCS distributor wholesale customers.

        Franchise revenue decreased by $459,000, or 6.7%, to $6,409,000 for the year ended July 2, 2003 from $6,868,000 for the year ended July 3, 2002. Franchise revenue consists of initial franchise fees and franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The decrease in franchise revenue is the net impact of several factors. Initial franchise fees and franchise renewal fees increased approximately $190,000 on a year to date basis versus the prior year, as a result of an increase in franchise agreements sold or renewed. Franchise royalties decreased $568,000 versus the prior year period. This was the net impact of a reduction in domestic franchise royalties and an increase in international royalties. Domestic royalties decreased primarily because of the 20-unit net reduction in domestic franchise stores from the prior year, and a decrease in franchise comparable store sales. International royalties increased because of a 66-unit net increase in the number of international outlets compared to the prior year, although international franchise units pay a lower average royalty rate compared to domestic franchises. Miscellaneous other franchise revenue, including vendor coordination fees, decreased by approximately $81,000 compared to the prior fiscal year.

        Cost of Sales and Related Occupancy Costs.    Cost of sales and related occupancy costs for the year ended July 2, 2003 decreased 13.7% to $26,275,000 from $30,439,000 for the year ended July 3, 2002. On a margin basis, cost of sales and related occupancy costs decreased to 48.0% of total revenue during fiscal 2003 versus 48.9% during fiscal 2002. This 0.9 favorable margin basis point change was solely due to a 0.9 favorable cost of sales margin basis point change, as the occupancy cost margin basis remained consistent in current and prior years. This margin basis point improvement resulted primarily from two factors. First, during the current year the Company sold twelve Company-operated units with high cost of sales as a percentage of sales, as discussed above. Second, the Company had a $178,000 increase in the cost of sales during the prior year, due to a recall of Keurig K-cups, as discussed below.

        Operating Expenses.    Operating expenses for the year ended July 2, 2003 decreased by 5.8% to $16,875,000 from $17,909,000 for the year ended July 3, 2002. On a margin basis, operating expenses increased to 30.8% of total revenue during the current year from 28.8% for the prior year. This unfavorable 2.0 margin basis point change resulted from several factors. First, bad debt expense increased $638,000 during the current year. This increase was primarily due to $241,000 of expense recognized in the current year, which was comprised of $321,000 of bad debt expense recognized partially offset by $80,000 in collections of previously reserved for amounts. In comparison, we reversed $397,000 of expense in the prior year, which was comprised of $288,000 in bad debt expense recognized, offset by $685,000 in collections of previously reserved for amounts. Advertising expense also increased versus the prior year as part of an overall effort to increase comparable store sales in retail units and to add new accounts at the wholesale level. We also incurred $384,000 of new selling expenses in the current year, which are classified as "operating expenses," as we launched our grocery store sales program. As described in the discussion of revenue, this program resulted in nominal new revenue during the current year period because of our accounting for slotting fees and the impact of these new expenses, when analyzed as a percentage of revenue, resulted in an erosion of reported margins. Finally, we experienced an increase in our workers' compensation insurance rates in our retail coffeehouses compared to the prior year, resulting in an increase in operating expenses as a percentage of revenue. These increases were offset by decreases in labor costs and entertainment expenses due to the sale or closure of the twelve stores noted above, combined with a strategic goal to reduce coffeehouse labor expenses.

        Depreciation and Amortization.    Depreciation and amortization decreased by $440,000, or 18.5%, to $1,944,000 for the year ended July 2, 2003 from $2,384,000 for the year ended July 3, 2002. This decrease is primarily due to the closure of six locations and the sale of six locations discussed above. Depreciation also decreased as certain assets at our Castroville roasting facility were fully depreciated, combined with the fact that eight capital leases expired during the year-ended July 2, 2003.

        General and Administrative Expenses.    General and administrative expense decreased by $220,000, or 2.3%, to $9,233,000 for the year ended July 2, 2003 from $9,453,000 for the year ended July 3, 2002. On a margin basis, general and administrative expenses increased to 16.9% of total revenue for the year ended July 2, 2003 from 15.2% of total revenue for the year ended July 3, 2002. This 1.7 unfavorable margin basis point change for the year ended July 2, 2003 resulted because many of our general and administrative expenses are relatively fixed, and therefore on a margin basis represent a higher percentage of revenue when our revenue declines. The reduction in general and administrative expenses dollars was the net impact of reductions in management bonuses and related benefits, rent expense, and accrued store closure expense versus the prior year. These decreases were partially offset by higher spending than a year ago in the areas of franchise sales, real estate, construction and franchise operations, in order to increase our ability to support new franchise store development. We also incurred recruitment fees in connection with hiring an executive search firm to find a new chief executive officer, and incurred increased directors' and officers' liability insurance premiums versus a year ago.

        Asset Impairment and Restructuring Costs.    Asset impairment and restructuring costs increased to $2,231,000 for the year ended July 2, 2003 from $547,000 for the year ended July 3, 2002. This increase is primarily due to a review of our goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Goodwill and certain intangibles with indefinite lives are not amortized but instead are reviewed for impairment at least annually. As a result of this review, we modified certain assumptions used in our goodwill impairment test, which lead to an impairment charge of $1,900,000 was recorded during the current fiscal year. In addition, we recorded asset impairment charges of $345,000 due to the reduction of the carrying values associated with four of our coffeehouses. A charge of $35,000 was recorded to reflect the net present value of the remaining lease obligation on a closed coffeehouse in Arizona. These charges were partially offset by a reversal of $49,000 in closed store lease reserves associated with a closed coffeehouse in Arizona for which a full pass-through sublease was obtained. During fiscal 2002, we recorded asset impairment charges of $195,000, associated with five of our Company locations. This charge was partially offset by an asset impairment reversal of $58,000 to write up the book value of a parcel of land based on proceeds received from its subsequent sale. At the end of fiscal 2002, we agreed to resume operation of four Arizona locations, which we had sold in fiscal 2001. A charge of $89,000 was recorded to reflect the net present value of the remaining lease obligations on these four locations. In addition, we recorded severance costs and related employee benefits of $321,000 associated with the elimination of ten support center positions.

        Gain on Asset Disposals.    Gain on asset disposals increased to $868,000 for the year ended July 2, 2003 from $423,000 for the year ended July 3, 2002. This increase is primarily related to a net gain of $984,000 from the sales and closures of nine locations partially offset by the write-off of equipment from other closed locations. During the prior year, we recognized a net gain of $400,000 on the sale of three locations, partially offset by losses on the closure of several locations and the sale of related equipment.

        Interest Expense and Other, Net.    Interest expense and other, net decreased to $258,000 for the year ended July 2, 2003 from $537,000 for the year ended July 3, 2002. This decrease is primarily due to a reduction in one of our bank notes payable from $3,226,000 at July 3, 2002 to $2,000,000 at July 2, 2003, and to a lesser degree, to a reduction in our floating interest rate and the expiration of eight capital leases. This decrease was partially offset by interest related to a new note payable agreement for $950,000, which commenced on April 10, 2003.

        Income Tax Expense.    Net operating losses generated in current and previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the years ended July 2, 2003 and July 3, 2002. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between fiscal 2003 versus fiscal 2002 is due to changes in state income taxes owed in conjunction with the portfolio of Company operated Gloria Jean's units, which are located in a variety of states. As of July 2, 2003, a net operating loss for federal and state income tax purposes of $33,472,000 and $118,521,000, respectively, is available to be utilized against future taxable income for years through fiscal 2022 for federal and fiscal 2007 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.

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

        Retail sales revenue for the year ended July 3, 2002 decreased by $8,267,000, or 17.6%, to $38,658,000 from $46,925,000 for the year ended June 27, 2001. This decrease represented the net impact of three factors. First, the number of Company stores decreased in the current year versus the prior year because of the closure of eight poorly performing Company-operated locations since the prior year period and the sale of twelve Company-operated Coffee Plantation coffeehouses. The impact of the reduction in retail sales from the unit closures and sales noted above was approximately $8,388,000. A summary of Company and franchise retail unit activity for fiscal 2002 can be found above under the caption "Business—Diedrich Coffee's Business Model—Retail Outlets." Second, our fiscal year ended July 3, 2002 contained 53 weeks, whereas our fiscal year ended June 27, 2001 included only 52 weeks. The impact of this extra week on comparable store sales was an increase in retail sales of

$636,000 during the year ended July 3, 2002 over the prior year. Finally, the balance of the $8,267,000 decrease resulted from a 2.4% decrease in comparable store sales for Company-operated units during the year ended July 3, 2002 as compared to the prior year.

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

        Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $1,207,000 for the year ended July 3, 2002 because of a decrease in the number of domestic franchise stores in the current year. This resulted from the closure of 26 domestic franchise locations and the transfer of three domestic franchise locations to Company locations. The decrease in domestic store count was compounded by lower sales volumes at open stores. Gloria Jean's system comparable sales decreased 3.8% versus the prior year period, further reducing roasted coffee usage.

        Coffee sales to restaurants and specialty retailers.    Wholesale coffee sales to restaurants and specialty retailers decreased $630,000, or 24.3% from the prior year. This decrease was primarily due to the loss of two chain restaurant accounts since the prior year.

        Keurig "K-cup" and other Office Coffee Service sales.    Keurig "K-cup" and other Office Coffee Service sales increased by $1,264,000 for the year ended July 3, 2002, a 25.9% increase over the prior year. This is a continuation of a trend over the past 24 months, as we continue to experience solid growth in this line of business. As noted in our quarterly reports, shortly after the end of the third quarter, we became aware of a potential product failure regarding certain production runs of Keurig K-Cups produced and shipped during the third quarter. We immediately notified our wholesale distribution customers of the potential problem and offered to replace any inventory that could be affected. As of July 3, 2002, all replacement products had been shipped, and revenue had been recognized.

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

        Cost of Sales and Related Occupancy Costs.    Cost of sales and related occupancy costs for the year ended July 3, 2002 decreased 15.8% to $30,439,000 from $36,152,000 for the year ended June 27, 2001. On a margin basis, cost of sales and related occupancy costs decreased to 48.9% of total revenue during fiscal 2002 versus 50.1% during fiscal 2001. This is the impact of a 1.2 margin basis point decrease in occupancy costs. The occupancy cost margin improvement resulted primarily from the sale and closure of several under-performing units with high occupancy costs as a percentage of sales, as discussed above in the explanation of the change in retail sales. In addition, we reversed $287,000 in closed store reserves, as settlement amounts came out lower than expected. These reversals were offset by $308,000 in additional store closure costs expensed this year. Cost of sales remained constant at 40.9% of total revenue for both the year ended July 3, 2002 and the year ended June 27, 2001. As noted above, shortly after the end of the third fiscal quarter, we became aware of a product defect regarding certain production runs of Keurig K-Cups produced and shipped during the third quarter. During our fourth quarter, we shipped 15,200 cases of replacement product at a total cost to us of $178,000. Had this product defect not occurred, cost of sales would have decreased to 40.6% of total revenue for the year ended July 3, 2002, a 0.3 margin basis point improvement from the prior year. This potential 0.3 margin basis point improvement would have resulted from the favorable margin impact of discontinuing the sale of lower margin non-coffee product lines, as noted above in the discussion of changes in wholesale revenue, as well as the closure of eight poorly performing stores as noted above in the discussion of changes in retail revenue.

        Operating Expenses.    Operating expenses for the year ended July 3, 2002 decreased by 14.3% to $17,909,000, from $20,907,000 for the year ended June 27, 2001. On a margin basis, operating expenses decreased to 28.8% of revenue during fiscal 2002 versus 29.0% during fiscal 2001. This favorable 0.2 margin basis point change resulted from several factors. First, average operating margins improved from the closure of eight poorly performing locations and the sale of twelve other locations as discussed above. Second, wholesale and bad debt expense declined significantly as a result of a number of new collection policy initiatives implemented since the prior year. Because of these new collection policy initiatives significant amounts that had previously been reserved for were recovered, and the $685,000 in related bad debt reserves were reversed during the year, as follows: $4,000 during the first quarter, $419,000 during the second quarter, $45,000 during the third quarter, and $217,000 during the fourth quarter. The $685,000 in bad debt reserve reversals was partially offset by $288,000 in expense recognized for new receivable amounts, which were deemed to become uncollectible during the year. These favorable factors were offset somewhat by a 2.4% decrease in comparable store sales versus the prior year and an increase in our medical benefit and workers' compensation insurance rates in California. Many operating expenses in a retail unit are semi-fixed and, therefore, represent a higher percentage of revenue when retail sales decline.

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

        General and Administrative Expenses.    General and administrative expense decreased by $1,223,000, or 11.5%, to $9,453,000 for the year ended July 3, 2002 from $10,676,000 for the year ended June 27,

2001. On a margin basis, general and administrative expenses increased to 15.2% of total revenue for the year ended July 3, 2002 from 14.8% of total revenue for the year ended June 27, 2001. This 0.4 unfavorable margin basis point change for the year ended July 3, 2002 resulted from several factors. As noted above, our medical benefit and workers' compensation insurance rates in California increased during the year ended July 3, 2002. This increase was largely offset by a restructuring plan specifically intended to reduce overhead. This restructuring plan eliminated ten support center positions in January 2002.

        Asset Impairment and Restructuring Costs.    Asset impairment and restructuring costs decreased to $547,000 for the year ended July 3, 2002 from $2,867,000 for the year ended June 27, 2001. During fiscal 2002, we recorded asset impairment charges of $195,000, associated with five of our Company locations. This charge was partially offset by an asset impairment reversal of $58,000 to write up the book value of a parcel of land based on proceeds received from its subsequent sale. At the end of fiscal 2002, we agreed to resume operation of four Arizona locations, which we had sold in fiscal 2001. A charge of $89,000 was recorded to reflect the net present value of the remaining lease obligations on these four locations. In addition, we recorded severance costs and related employee benefits of $321,000, associated with the elimination of ten support center positions. During fiscal 2001, we recorded asset impairment charges of $1,536,000 for twelve Coffee Plantation stores located in Arizona and $181,000 relating to property in Portland, Oregon which was held for sale, and $455,000 in impairment charges associated with four Company and one franchise operated location. A charge of $232,000 was also recorded to reflect the net present value of our remaining lease obligations on four of the twelve Arizona locations. In addition, $298,000 in severance costs associated with the relocation of Gloria Jean's support center and the related elimination of a number of administrative positions, and $165,000 in estimated lease termination costs for the planned closure of four under-performing Company operated locations, were recorded in fiscal 2001.

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

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

        At July 2, 2003, Diedrich Coffee had working capital of $1,207,000, total assets of $26,542,000 and $16,589,000 of stockholders' equity, compared to a working capital of $809,000, total assets of $28,280,000 and $17,744,000 of stockholders' equity at July 3, 2002.

Cash Flows

        Cash provided by operating activities totaled $1,552,000 for the year ended July 2, 2003 as compared to cash provided by operating activities of $446,000 for the year ended July 3, 2002. This improvement is the net result of many factors more fully enumerated in the consolidated statements of cash flows in the accompanying consolidated financial statements.

        Net cash used by investing activities for the year ended July 2, 2003 totaled $690,000, as compared with $1,471,000 in net cash provided by investing activities for the year ended July 3, 2002. During the year ended July 2, 2003, we received $1,209,000 in proceeds from the sale of assets, including $260,000 from the sale of three coffeehouses in Arizona, $810,000 from the sale of three coffeehouses in New England, and $139,000 from the sale of land in Oregon. We also received $48,000 in principal payments on notes receivable that were issued in the prior year by the buyer of twelve locations in Arizona. These proceeds and notes receivable payments were partially offset by $1,947,000 in property and equipment expenditures.

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

        Net cash used in financing activities totaled $470,000 for the year ended July 2, 2003, consisting of $1,420,000 in principal payments on long term debt and capital lease obligations. These principal payments were partially offset by $950,000 of additional borrowings. Net cash used in financing activities totaled $2,747,000 for the year ended July 3, 2002, consisting of $2,609,000 in principal payments on long term debt and capital lease obligations and $138,000 in payments related to transaction costs associated with our issuance of common stock during our fiscal year ended June 27, 2001.

Outstanding Debt and Financing Arrangements

        On July 7, 1999, we entered into a Credit Agreement with BankBoston, N.A. (subsequently merged into Fleet National Bank), which was secured by a pledge of all of our assets and our subsidiaries' stock. It initially provided for a $12 million term loan and a $3 million revolving credit facility. We did not draw down any borrowings under the revolving credit facility during the time it was in place, although the credit facility once secured a maximum of $218,000 of outstanding Letters of Credit. Amounts outstanding under the Credit Agreement did bear interest, at our option, at Fleet's base rate plus 1.25% or an adjusted Eurodollar rate plus 3.0%. At July 3, 2002, the applicable interest rate was 5.38%, which was based on the Eurodollar rate at the time. The rate could be fixed over periods ranging from one to six months, at our discretion.

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

        The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts we owe under the term loan must be repaid by March 31, 2005. Under the original terms of the Credit Agreement, we were required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's prime rate plus 0.75% or a LIBOR rate plus 2.50%. Under the amended terms of the Credit Agreement, we are required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's prime rate plus 1.0% or a LIBOR rate plus 3.25%. We may periodically elect to convert portions of our prime rate-based borrowings under the Credit Agreement into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the Agreement.

        In addition to the term loan, the BOW Credit Agreement provided us with a revolving $1,000,000 equipment acquisition credit line for the acquisition of specified coffee packaging equipment. Under the terms of the Agreement, amounts borrowed under this line were set to convert to one or more term loans with monthly principal amortization payments beginning September 30, 2003, and were required to be repaid in full by August 31, 2006. The original terms of the Credit Agreement required that we pay interest on any borrowings outstanding under this equipment line on a monthly basis at an interest rate computed in the same manner as described above for the term loan. On April 10, 2003, the Company borrowed $950,000 under this credit line and this balance converted to a term loan on August 28, 2003. The equipment term loan is secured by the coffee packaging equipment purchased with the proceeds, as well as an $800,000 restricted cash balance on deposit with BOW, which was a requirement imposed by a Third Amendment to the Credit Agreement as described below. The equipment term loan calls for monthly principal payments of $26,000 plus interest through the maturity date of August 28, 2006. As of August 28, 2003, the interest rate was 5.77%. Pursuant to the terms of the Third Amendment to the Credit Agreement, the interest rate of the equipment term loan is fixed at 5.77% until the loan is repaid.

        The BOW Credit Agreement initially provided us with two additional $1,000,000 lines of credit for new coffeehouse development, one applicable to borrowings during our fiscal year ending in 2003, and the other to borrowings during our fiscal year ending in 2004. As described more fully below, these two lines of credit for coffeehouse development were subsequently eliminated by amendments to the Agreement, and we never borrowed any amounts under these facilities prior to their elimination.

        Finally, the BOW Credit Agreement provides us with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. Our working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw downs against our working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. Under the original terms of the Credit Agreement, we were permitted to draw funds against our working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility may be outstanding throughout the year. Pursuant to the terms of the Third Amendment, we are permitted to draw funds against the working capital facility throughout the fiscal year, rather than only during the first and fourth fiscal quarters. We may repay amounts that we borrow under the working capital facility at any time, and we may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by us immediately upon the date of such payment by BOW. As of July 3, 2003, BOW had issued one letter of credit for $178,000.

        We are subject to a number of additional restrictions under our new Credit Agreement, as amended. These include limitations on our ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon our assets, and pay dividends on or repurchase our common stock. We must also maintain compliance with agreed-upon financial covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth, require us to maintain a specified minimum dollar value level of tangible net worth, require us to maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters and certain minimum ratios of cash flow to debt service obligations, require us to maintain a specified minimum level of profitability, and require us to maintain a minimum cash balance on deposit with BOW equal to the lesser of $800,000 or the outstanding principal balance of our equipment term loan.

        Effective December 17, 2002, based upon our assessment that we would otherwise be unable to comply with one of the covenants contained in the Credit Agreement, we and BOW executed a First Amendment to the Credit Agreement, which reduced our trailing four fiscal quarter EBITDA requirement and increased the interest rate on the replacement term loan from a spread of 2.5% over LIBOR to a spread of 3.0% over LIBOR. The interest rate spread for our option to compute interest based on BOW's reference rate was unchanged under this Amendment.

        Effective March 11, 2003, based upon our assessment that we might otherwise be unable to comply with one of the covenants contained in the Credit Agreement, as amended, we and BOW executed a Second Amendment to the Credit Agreement. Among other matters, the Second Amendment modified a covenant that we would have otherwise failed to meet due to our net loss for the quarter ended March 12, 2003. In addition, the Second Amendment modified the terms of the Credit Agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development during our fiscal year, and imposed new restrictions on our ability to utilize the separate $1,000,000 line of credit for new coffeehouse development during our fiscal year.

        Effective July 1, 2003, based upon our assessment that we would otherwise be unable to comply with certain covenants contained in the Credit Agreement, as amended, we and BOW executed a Third Amendment to the Credit Agreement. Among other matters, the Amendment modified a covenant that we would have otherwise failed to meet due to our net loss for the quarter ended July 2, 2003, as well as a number of other financial covenants with respect to future periods, including covenants that relate to our tangible net worth, EBITDA, profitability, cash flow, and debt to net tangible net worth ratio. The Third Amendment also modified covenants to give us more flexibility to sell assets in certain bank-approved transactions and to increase our ability to make capital expenditures.

        In addition, the Third Amendment modified the terms of the Credit Agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development during our fiscal year ending 2004, imposed a new $800,000 restricted cash collateral requirement securing the equipment term loan to be established by the Company as of October 1, 2003, modified the previous $800,000 minimum cash on deposit financial covenant to apply only after the equipment loan is repaid, renewed our $675,000 revolving working capital facility through April 15, 2003, and made it available throughout the fiscal year rather than the previous restriction of availability during only the first and fourth fiscal quarters, and extended our letter of credit facility through October 15, 2004. The Third Amendment to the Credit Agreement also increased the interest rate on the replacement term loan from a spread of 2.5% over LIBOR to a spread of 3.0% over LIBOR, or, at our option, from a spread of 0.75% over BOW's reference rate to a spread of 1.0% over BOW's reference rate. The Third Amendment also fixed the interest rate of our equipment term loan at 5.77%.

        Based upon the terms of our bank Credit Agreement, as amended, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash from operations, cash and cash equivalents, and funds available under our bank Credit Agreement will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

Other Commitments

        The following represents a comprehensive list of our contractual obligations and commitments as of July 2, 2003:

	Payments Due by Period
	Total	2004	2005	2006	2007	2008	Thereafter
	(In thousands)
Note payable	$2,950	$1,459	$1,124	$338	$29	$—	$—
Capital leases	993	256	196	105	44	44	348
Operating leases	14,762	3,458	3,264	2,584	1,597	1,141	2,718
Green coffee commitments	2,835	1,954	881	—	—	—	—

	$21,540	$7,127	$5,465	$3,027	$1,670	$1,185	$3,066

        We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for ten to twenty years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are contingently liable on the master leases for 153 franchise locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, who all pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible. Our maximum theoretical future exposure at July 2, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $22,503,000. This amount does not take into consideration any mitigating measures we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump payment to the landlord less than the sum of all remaining future rents.

        On August 1, 2003 we executed a seven-year lease for a new home office facility, at a base rent amount of $27,000 per month, to become effective in October 2003.

        On September 10, 2003 we executed a three-year lease for a secondary warehouse, at a base rent amount of $5,000 per month, to become effective in October 2003.

CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, allowance for bad debt reserves, assets held for sale, fixed asset lives, goodwill, intangible assets, income taxes, store closure reserves, and contingencies. We believe that the following represent our critical accounting policies and estimates used in the preparation of our consolidated financial statements. The following discussion, however, does not list all of our accounting policies and estimates.

Revenue Recognition—Franchise Operations

        Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time we have performed our obligations related to such fees. Fees received pursuant to area development agreements, which grant the right to develop franchised units in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised units subject to the development agreements begin operations. In light of our revenue recognition policies, we have little or no control over when we recognize revenue related to these initial franchise fees and area development fees. We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make required payments to us. Additionally, we cease recording royalties from franchisees that are over 90 days delinquent in paying us until we have a history of payments being made when due. If sales or economic conditions worsen for our franchisees, their financial performance may worsen, our collection rates may decline and we may be required to assume their responsibility for lease payments on franchised stores.

Valuation of Long-Lived Assets

        We evaluate the carrying value of long-lived assets for impairment when the operations of one or more of our brands experience a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics or unit closures. Upon the occurrence of a negative event, we estimate the future undiscounted cash flows for the individual units that are affected by the negative event. If the projected cash flows do not exceed the carrying value of the assets allocated to each unit, we write down the assets to fair value based on: the estimated net proceeds we believe we can obtain for the unit upon sale, the discounted projected cash flows derived from the unit, or the historical net proceeds obtained from sales of similar units. The most significant assumptions in our analysis are those used when we estimate a unit's future cash flows. We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information. If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated.

Goodwill

        Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our goodwill impairment analysis uses estimates and assumptions in order to determine the fair value of our reporting units. As a result of our recent changes in executive management, we are currently reviewing our competitive position in certain markets in order to better align our resources with our growth stratey. If our assumptions are incorrect, the carrying value of our goodwill may be overstated. Our annual impairment measurement date is our fiscal year end.

Store Closure Reserves

        We decide whether to close a unit based on its recent cash flows and its future estimated profitability. We evaluate each unit's performance each financial period. When units perform poorly, we consider the demographics of the location as well as our ability to cause an unprofitable unit to become profitable. Based on management's judgment, we estimate the future cash flows of the unit. If we determine that the unit will not be profitable, and there are no contractual requirements that require us to continue to operate the unit, we close the unit. We establish a reserve for the net present value of the unit's future rents and other fixed costs at the time the unit is closed. The most significant assumptions we make in determining store closure reserves are assumptions regarding the estimated costs to maintain vacant properties. Additionally, the amount of the reserve established for future lease payments on leased vacant units is dependent on our ability to successfully negotiate early termination lease agreements with our landlords. If the costs to maintain properties rise or if it takes longer than anticipated to sell properties or terminate leases, we may need to record additional reserves.

NEW ACCOUNTING PRONOUNCEMENTS

        In April 2003, the FASB issued SFAS No. 149, an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts which exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. For existing contracts for fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to SFAS No. 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. Management does not expect the adoption of this pronouncement to have a material impact on our consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003. Management does not expect the adoption of this pronouncement to have a material impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management has not yet determined the impact of implementing Interpretation 46.

OTHER MATTERS

Seasonality and Quarterly Results

        Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net sales have not been realized proportionately in each quarter, with net sales being the highest during the second fiscal quarter, which includes the November-December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Market Risk Sensitive Items Entered Into for Trading Purposes

        None.

  Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

        We have exposure to market risk from two primary sources—interest rate risk and commodity price risk.

  Interest Rate Risk

        We are exposed to market risk from changes in interest rates on our outstanding bank debt. At July 2, 2003, we had two loans totaling $2,950,000 that could be affected by changes in short term interest rates. At fiscal year-end, the interest rates ranged from 4.29% to 4.34%. These rates can be fixed over periods ranging from one to six months, at our discretion. At July 2, 2003, a hypothetical 100 basis point increase in the adjusted rates would result in additional interest expense of $30,000 on an annualized basis.

  Commodity Price Risk

        Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At July 2, 2003, we had commitments to purchase coffee through fiscal year 2005, totaling $2,835,000 for 2,189,000 pounds of green coffee, the majority of which were fixed as to price. The coffee scheduled to be delivered to us in fiscal year 2004 pursuant to these commitments will satisfy approximately 38% of our anticipated green coffee requirements for this fiscal year. Assuming we require approximately 2,461,000 additional pounds of green coffee during fiscal 2004 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $25,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 8. Financial Statements and Supplementary Data.

        The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

Item 9A. Controls and Procedures

        We maintain "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2003. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. During the fourth quarter of fiscal year 2003, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2003.

Item 11. Executive Compensation.

        The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2003.

Item 13. Certain Relationships and Related Transactions.

        The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2003.

Item 14. Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to our Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended July 2, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) and (d)    Financial Statements and Schedules.

  The financial statements and schedules required to be filed hereunder are set forth at the end of this Report beginning on page F-1.

(b)    Reports on Form 8-K.

        On April 25, 2003, we filed a current report on Form 8-K to furnish our press release dated April 25, 2003, reporting the financial results of Diedrich Coffee, Inc. for our third fiscal quarter of the fiscal year ending July 2, 2003.

(c)    Exhibits.

        See Exhibit Index attached hereto and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEDRICH COFFEE, INC.
September 30, 2003	By:	/s/ ROGER M. LAVERTY Roger M. Laverty President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL HEESCHEN Paul Heeschen	Chairman of the Board of Directors	September 30, 2003
/s/ ROGER M. LAVERTY Roger Laverty	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 30, 2003
/s/ MATTHEW MCGUINNESS Matthew McGuinness	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2003
/s/ MARTIN DIEDRICH Martin Diedrich	Chief Coffee Officer, Vice Chairman of the Board of Directors and Secretary	September 30, 2003
/s/ LAWRENCE GOELMAN Lawrence Goelman	Director	September 30, 2003
/s/ PETER CHURM Peter Churm	Director	September 30, 2003
/s/ RANDY POWELL Randy Powell	Director	September 30, 2003
/s/ RICHARD SPENCER Richard Spencer	Director	September 30, 2003

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Diedrich Coffee, Inc.:

        We have audited the accompanying consolidated balance sheets of Diedrich Coffee, Inc. and subsidiaries as of July 2, 2003 and July 3, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 2, 2003. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. and subsidiaries as of July 2, 2003 and July 3, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in note 1 to the consolidated financial statements, effective June 28, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets."

/s/ KPMG LLP
Costa Mesa, California September 15, 2003, except as to note 7, which is as of September 29, 2003

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 2, 2003	July 3, 2002
Assets
Current assets:
Cash	$2,625,000	$2,233,000
Accounts receivable, less allowance for doubtful accounts of $1,375,000 at July 2, 2003 and $1,364,000 at July 3, 2002	2,454,000	2,215,000
Inventories	2,611,000	2,598,000
Assets held for sale	—	186,000
Current portion of notes receivable	58,000	48,000
Prepaid expenses	901,000	667,000

Total current assets	8,649,000	7,947,000
Property and equipment, net	7,052,000	7,514,000
Goodwill	10,190,000	12,164,000
Notes receivable	182,000	240,000
Other assets	469,000	415,000

Total assets	$26,542,000	$28,280,000

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of obligations under capital leases	$185,000	$189,000
Current installments of long-term debt	1,459,000	1,126,000
Accounts payable	2,108,000	2,090,000
Accrued compensation	1,307,000	1,310,000
Accrued expenses	738,000	695,000
Franchisee deposits	671,000	601,000
Deferred franchise fee income	549,000	546,000
Accrued provision for store closure	425,000	581,000

Total current liabilities	7,442,000	7,138,000
Obligations under capital leases, excluding current installments	542,000	732,000
Long term debt, excluding current installments	1,491,000	2,100,000
Deferred rent	478,000	566,000

Total liabilities	9,953,000	10,536,000

Stockholders' equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at July 2, 2003 and July 3, 2002	52,000	52,000
Additional paid-in capital	58,036,000	57,968,000
Accumulated deficit	(41,499,000)	(40,276,000)

Total stockholders' equity	16,589,000	17,744,000
Commitments and contingencies (Notes 7, 9, and 16)	—	—
Subsequent events (Note 16)	—	—

Total liabilities and stockholders' equity	$26,542,000	$28,280,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 2, 2003	Year Ended July 3, 2002	Year Ended June 27, 2001
Net revenue:
Retail sales	$33,034,000	$38,658,000	$46,925,000
Wholesale and other	15,336,000	16,681,000	18,545,000
Franchise revenue	6,409,000	6,868,000	6,742,000

Total revenue	54,779,000	62,207,000	72,212,000

Cost and expenses:
Cost of sales and related occupancy costs	26,275,000	30,439,000	36,152,000
Operating expenses	16,875,000	17,909,000	20,907,000
Depreciation and amortization	1,944,000	2,384,000	4,445,000
General and administrative expenses	9,233,000	9,453,000	10,676,000
Provision for asset impairment and restructuring costs	2,231,000	547,000	2,867,000
Gain on asset disposals	(868,000)	(423,000)	(173,000)

Total costs and expenses	55,690,000	60,309,000	74,874,000

Operating income (loss)	(911,000)	1,898,000	(2,662,000)
Interest expense	(305,000)	(600,000)	(1,342,000)
Interest and other income, net	47,000	63,000	52,000

Income (loss) before income tax provision	(1,169,000)	1,361,000	(3,952,000)
Income tax provision	54,000	92,000	36,000

Net income (loss)	$(1,223,000)	$1,269,000	$(3,988,000)

Net income (loss) per share—basic and diluted	$(0.24)	$0.25	$(1.16)

Weighted average shares outstanding—basic and diluted	5,161,000	5,161,000	3,436,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, June 28, 2000	3,161,000	$32,000	$52,647,000	$(37,557,000)	$15,122,000
Issuance of stock, net	2,000,000	20,000	5,459,000	—	5,479,000
Net loss	—	—	—	(3,988,000)	(3,988,000)

Balance, June 27, 2001	5,161,000	52,000	58,106,000	(41,545,000)	16,613,000
Stock issuance costs	—	—	(138,000)	—	(138,000)
Net income	—	—	—	1,269,000	1,269,000

Balance, July 3, 2002	5,161,000	52,000	57,968,000	(40,276,000)	17,744,000
Stock compensation expense	—	—	68,000	—	68,000
Net loss	—	—	—	(1,223,000)	(1,223,000)

Balance, July 2, 2003	5,161,000	$52,000	$58,036,000	$(41,499,000)	$16,589,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 2, 2003	Year Ended July 3, 2002	Year Ended June 27, 2001
Cash flows from operating activities:
Net income (loss)	$(1,223,000)	$1,269,000	$(3,988,000)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,944,000	2,384,000	4,445,000
Amortization of loan fees	79,000	189,000	281,000
Provision for (recovery of) bad debt	241,000	(397,000)	1,102,000
Provision for asset impairment and restructuring	2,231,000	547,000	2,867,000
Provision for store closure	92,000	21,000	—
Stock compensation expense	68,000	—	—
Gain on disposal of assets	(868,000)	(423,000)	(173,000)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(480,000)	(100,000)	(461,000)
Inventories	(13,000)	47,000	1,450,000
Prepaid expenses	(229,000)	(438,000)	150,000
Income taxes receivable	—	—	16,000
Other assets	(141,000)	51,000	(316,000)
Accounts payable	18,000	(146,000)	(4,244,000)
Accrued compensation	(30,000)	(920,000)	342,000
Accrued expenses	43,000	(516,000)	(1,141,000)
Accrued provision for store closure	(233,000)	(932,000)	(412,000)
Deferred franchise fees income and franchisee deposits	73,000	(219,000)	(67,000)
Deferred rent	(20,000)	29,000	(64,000)

Net cash provided by (used in) operating activities	1,552,000	446,000	(213,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,947,000)	(943,000)	(1,764,000)
Proceeds from disposal of property and equipment	1,209,000	2,187,000	1,961,000
Issuance of note receivable	—	—	(35,000)
Payments received on notes receivable	48,000	227,000	—

Net cash provided by (used in) investing activities	(690,000)	1,471,000	162,000

Cash flows from financing activities:
Payments on long-term debt	(1,226,000)	(2,317,000)	(5,123,000)
Payments on capital lease obligations	(194,000)	(292,000)	(243,000)
Proceeds from issuance of common stock, net of fees paid	—	(138,000)	5,536,000
Borrowings under credit agreement	950,000	—	—

Net cash provided by (used in) financing activities	(470,000)	(2,747,000)	170,000

Net increase (decrease) in cash	392,000	(830,000)	119,000
Cash at beginning of year	2,233,000	3,063,000	2,944,000

Cash at end of year	$2,625,000	$2,233,000	$3,063,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$194,000	$435,000	$1,253,000

Income taxes	$60,000	$94,000	$20,000

Non-cash transactions:
Issuance of notes receivable	$—	$515,000	$—

Accrued stock issuance costs	$—	$—	$57,000

Assets purchased under capital leases	$—	$225,000	$180,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Practices

  Business

        Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler, retailer and franchiser whose brands include Diedrich Coffee, Gloria Jean's, and Coffee People. The Company owns and operates 58 retail locations and is the franchiser of 359 retail locations as of July 2, 2003. The retail units are located in 36 states and 10 foreign countries. The Company also has over 210 wholesale accounts with businesses and restaurant chains. In addition, the Company operates a large coffee roasting facility in central California that supplies freshly roasted coffee beans to its retail locations and to its wholesale customers.

  Basis of Presentation and Fiscal Year End

        The consolidated financial statements include the accounts of Diedrich Coffee, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions are eliminated. The Company's fiscal year end is the Wednesday closest to June 30. In both years 2003 and 2001, this resulted in a 52-week year. Due to the alignment of the calendar in 2002, however, the year ended July 3, 2002 contains 53 weeks.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at July 2, 2003 or July 3, 2002. As of July 2, 2003, the Company was required to maintain an $800,000 minimum cash balance on deposit related to our credit facility.

  Inventories

        Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method.

  Property and Depreciation

        Property and equipment, including assets under capital leases are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of three to seven years. Property and equipment held under capital leases and leasehold improvements are generally amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases.

        Major remodels and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

  Deferred Financing Costs

        Costs related to the issuance of debt are deferred and amortized using a method that approximates the effective interest method as a component of interest expense over the terms of the respective debt issues.

  Store Pre-opening Costs

        Direct and incremental costs prior to the opening of a coffeehouse location are expensed as incurred.

  Fair Value of Financial Instruments

        The carrying amounts of cash, accounts receivable, inventories, prepaid expenses, other assets, notes receivable, accounts payable, accrued compensation, accrued expenses and franchise deposits approximate fair value because of the short-term maturity of these financial instruments. The Company believes the carrying amounts of the Company's long-term debt approximates fair value because the interest rate on this instrument is subject to change with market interest rates and other terms and conditions are consistent with terms currently available to the Company.

  Rent Expense

        Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Rent expense is recorded on a straight-line basis over the respective terms of the leases.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

  Net Income (Loss) per Common Share

        "Basic" earnings per share represents net earnings divided by the weighted average shares outstanding, excluding all potentially dilutive common shares. "Diluted" earnings per-share, reflects the dilutive effect of all potentially dilutive common shares.

        On May 9, 2001, the Company filed an amendment to its certificate of incorporation that caused each four outstanding shares of its common stock to be converted into one share of its common stock (see note 10). All share and per share amounts have been adjusted for this reverse stock split.

  Goodwill

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

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations", and "Goodwill and Other Intangible Assets". The Company chose to early adopt SFAS No. 142 effective June 28, 2001. The Company adopted SFAS No. 141 immediately upon its release. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company performed an annual evaluation of its goodwill as of July 2, 2003, and based on this analysis, concluded that an impairment charge of $1,900,000 was necessary to properly state the Company's goodwill (see note 12).

  Stock Option Plans

        The Company applies the intrinsic value-method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of SFAS No. 148 in the current year and continues to follow APB 25 for stock-based employee compensation.

        Pro forma net income (loss) and pro forma net income (loss) per share, as if the fair value-based method has been applied in measuring compensation cost for stock-based awards is as follows:

	Year Ended July 2, 2003	Year Ended July 3, 2002	Year Ended June 27, 2001
Pro Forma
Net income (loss)	$(1,223,000)	$1,269,000	$(3,988,000)
Stock based employee compensation expense included in reported net loss	68,000	—	—

SFAS No. 123 option expense	(571,000)	657,000	(923,000)

Pro forma net income (loss)	$(1,726,000)	$1,926,000	$(4,911,000)

Basic and diluted income (loss) per share	$(0.33)	$0.37	$(1.43)

        The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended July 2, 2003	Year Ended July 3, 2002	Year Ended June 27, 2001
Risk free interest rate	2.57%	4.00%	4.82%
Expected life	6 years	6 years	6 years
Expected volatility	99%	86%	182%
Expected dividend yield	0%	0%	0%

  Long-Lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This Statement requires that long-lived assets be reviewed and impaired whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        The following table details the various components included in franchise revenue:

	July 2, 2003	July 3, 2002	June 27, 2001
Royalties	$5,291,000	$5,859,000	$5,410,000
Front end fees	756,000	566,000	818,000
Other	362,000	443,000	514,000

Total	$6,409,000	$6,868,000	$6,742,000

  Shipping and Handling Costs

        Shipping and handling costs are included as a component of cost of sales and related occupancy costs. A corresponding amount is billed to our wholesale customers, and is included as a component of wholesale and other revenue.

  Advertising and Promotion Costs

        Advertising costs are expensed as incurred. Promotion costs, or advertising events, are charged to expense in the period of the promotional event. During the year ended July 2, 2003, the Company incurred $697,000 of advertising and promotion costs, which was comprised of $493,000 of Operating expense, and $204,000 of General and Administrative expense. During the year ended July 3, 2002, the Company incurred $572,000 of advertising and promotion costs, which was comprised of $390,000 of Operating expense, and $182,000 of General and Administrative expense. During the year ended June 27, 2001, the Company incurred $695,000 of advertising and promotion costs, which was comprised of $6,000 of Operating expense, and $689,000 of General and Administrative expense.

  Store Closures

        Prior to December 31, 2002, the estimated cost associated with closing under-performing stores was accrued in the period in which the store was identified for closure by management under a plan of termination. Effective December 31, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and now records these estimated costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs primarily consist of the estimated cost to terminate real estate leases.

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Provision for Store Closure
Year ended July 3, 2002	$1,372,000	$141,000	—	$(932,000)	$581,000
Year ended July 2, 2003	$581,000	$92,000	$(15,000)	$(233,000)	$425,000

        For the year ended July 2, 2003, provision for store closure amounts charged to expense was comprised of a $92,000 charge to cost of sales and related occupancy costs and a $15,000 reduction in the provision for asset impairment and restructuring costs. The $92,000 charge to cost of sales and related occupancy costs was the net result of a $1,000 decrease in expense due to negotiated legal settlements finalized at amounts lower than expected, offset by $93,000 in additional store closure costs expensed this year. The $15,000 reduction in the provision for asset impairment and restructuring costs was the net result of $100,000 in additional amounts accrued to reflect the net present value of future cash flows the Company expects to incur for the remaining lease obligations on two locations. This $100,000 increase was offset by $115,000 in reversals due to the sale of three locations whose remaining lease obligations had been previously accrued. For the year ended July 3, 2002, the expense related to the provision for store closure was comprised of a $120,000 charge to the provision for asset impairment and restructuring costs, and a $21,000 charge to cost of sales and related occupancy costs. The $21,000 charge to cost of sales and related occupancy costs was the net result of a $287,000 decrease in expense due to negotiated legal settlements finalized at amounts lower than expected, offset by $308,000 in additional store closure costs expensed in fiscal 2002.

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

  Reclassifications

        Certain reclassifications have been made to prior periods to conform to the 2003 presentation.

2. Inventories

        Inventories consist of the following:

	July 2, 2003	July 3, 2002
Unroasted coffee	$1,034,000	$942,000
Roasted coffee	572,000	563,000
Accessory and specialty items	163,000	237,000
Other food, beverage and supplies	842,000	856,000

	$2,611,000	$2,598,000

3. Assets Held for Sale

        Assets held for sale included land located in Oregon, which the Company had for sale as of July 3, 2002, and which the Company sold on July 12, 2002. In addition, assets held for sale as of July 3, 2002 included three Company owned coffeehouses in New Hampshire, which the Company sold to a franchisee on April 14, 2003.

        There were no assets held for sale as of July 2, 2003.

	July 2, 2003	July 3, 2002
Oregon assets held for sale	$—	$155,000
New Hampshire assets held for sale	—	31,000

Total assets held for sale	$—	$186,000

4. Notes Receivable

        In October 2001, the Company sold eight of its coffeehouses in Phoenix, Arizona for $1,382,000 in cash and $515,000 in notes receivable. Under the terms of this sale, the buyers also assumed operation of four additional coffeehouses on a sublease basis, with an option to purchase them in the future at a predetermined price. Another term of the transaction provided the Company the right to continue to use the Coffee Plantation trademarks and trade name on a royalty-free basis for the Company's five remaining company-operated locations. The buyers also executed a seven-year exclusive coffee supply agreement which provides, among other things, that the Company will supply roasted coffee to the units noted above (and any other new Coffee Plantation units that the buyers may acquire or develop during the term of the agreement). Under the coffee supply agreement, the buyers are required to purchase certain minimum levels of coffee annually.

        Notes receivable consist of the following:

	July 2, 2003	July 3, 2002
Notes receivable from a corporation: bearing interest at rates from 0.0% to 10.0%, payable in monthly installments varying between $3,333 and $25,000, and due between October 3, 2005 and October 5, 2006. Notes are secured by the assets purchased under the asset purchase and sale agreements.	$240,000	$208,000
Less: Current portion of notes receivable	58,000	48,000

Long-term portion of notes receivable	$182,000	$240,000

5. Property and Equipment

        Property and equipment is summarized as follows:

	July 2, 2003	July 3, 2002
Buildings	$365,000	$365,000
Leasehold improvements	5,963,000	6,244,000
Equipment	12,981,000	11,765,000
Furniture and fixtures	945,000	951,000
Construction in progress	189,000	285,000

	20,443,000	19,610,000
Accumulated depreciation and amortization	(13,391,000)	(12,096,000)

	$7,052,000	$7,514,000

        Property held under capitalized leases in the amount of $958,000 at July 2, 2003 and July 3, 2002, is included in equipment. Accumulated amortization of such equipment amounted to $597,000 at July 2, 2003, and $569,000 at July 3, 2002.

6. Intangible Assets

        Effective June 28, 2001, the Company adopted SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively, which require that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment. Upon the adoption of SFAS No. 142 and the completion of the transitional impairment test in fiscal 2002, the Company concluded there was no goodwill impairment. The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standards had been applied for the period indicated:

	Year Ended July 2, 2003	Year Ended July 3, 2002	Year Ended June 27, 2001
Reported net income (loss)	$(1,223,000)	$1,269,000	$(3,988,000)
Add back: goodwill amortization	—	—	803,000

Adjusted net income (loss)	$(1,223,000)	$1,269,000	$(3,185,000)

Per share information:
Basic and Diluted:
Reported net income loss	$(0.24)	$0.25	$(1.16)
Goodwill amortization	—	—	0.23

Adjusted income net loss	$(0.24)	$0.25	$(0.93)

        The following table details the balances of our amortizable intangible assets that continue to be amortized as of July 2, 2003:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Leasehold interests	$3,000	$3,000	$—
Leasehold rights	$23,000	$23,000	$—
Trademarks	$32,000	$7,000	$25,000

        The weighted average amortization period for the intangible assets is approximately 25 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

Fiscal year:
2004	$1,000
2005	$1,000
2006	$1,000
2007	$1,000
2008	$1,000

        Changes in the carrying amount of goodwill for the year ended July 2, 2003 are summarized as follows:

Balance as of July 3, 2002	$12,164,000
Goodwill dispositions, net	(74,000)
Goodwill impairment	(1,900,000)

Balance as of July 2, 2003	$10,190,000

        The goodwill disposition of $74,000 related to three Coffee Plantation locations, which closed in December 2002. The goodwill impairment charge of $1,900,000 related to an evaluation of the Company's goodwill performed in the fourth quarter of fiscal year 2003. The Company performed an annual evaluation of its goodwill for all reporting units as of July 2, 2003, and based on this analysis, recognized an impairment charge of $1,900,000. The Company's current year analysis assumed that certain leases related to Coffee People Oregon retail stores would not be renewed upon expiration.

        Goodwill by segment was as follows:

	July 2, 2003	July 3, 2002
Retail Operations	$1,267,000	$3,241,000
Franchise Operations	6,311,000	6,311,000
Wholesale Operations	2,612,000	2,612,000

Goodwill	$10,190,000	$12,164,000

7. Debt

        Long-term debt consists of the following:

	July 2, 2003	July 3, 2002
Bank of the West
Note payable bearing interest at a rate of 3% over LIBOR, or 4.34% as of July 2, 2003 and payable in monthly installments of $100,000. Due March 31, 2005. Note is secured by the assets of the Company and its subsidiaries' stock	$2,000,000	$—
Bank of the West
Note payable bearing interest at a rate of 4.29% as of July 2, 2003 and payable in monthly installments of $26,000. Due August 28, 2006. Note is secured by coffee packaging equipment.	$950,000	—
Fleet National Bank
Note payable bearing interest at a rate of 5.38% as of July 3, 2002. Paid in full on September 3, 2002.	—	3,226,000

	2,950,000	3,226,000

Less: current installments	(1,459,000)	(1,126,000)

Long-term debt, excluding current installments	$1,491,000	$2,100,000

        On September 3, 2002, the Company entered into a Credit Agreement with United California Bank, doing business as Bank of the West ("BOW") in order to repay the balance of all remaining amounts it owed to Fleet National Bank ("Fleet") under its credit agreement with Fleet. Under the BOW Credit Agreement, the Company immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay the Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

        The Company's obligations to BOW under the Credit Agreement are secured by all of the Company's assets, including the stock of each of its subsidiaries (each of which has guaranteed the Company's obligations under the agreement), as well as all intangible assets it owns, including the intellectual property and trademark assets that the Company and its subsidiaries own.

        The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts the Company owes under the term loan must be repaid by March 31, 2005. Under the original terms of the Credit Agreement, the Company was required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's prime rate plus 0.75% or a LIBOR rate plus 2.50%. Under the amended terms of the Credit Agreement, the Company is required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's prime rate plus 1.0% or a LIBOR rate plus 3.25%. The Company may periodically elect to convert portions of its prime rate-based borrowings under the Credit Agreement into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the Agreement.

        In addition to the term loan, the BOW Credit Agreement provided the Company with a revolving $1,000,000 equipment acquisition credit line for the acquisition of specified coffee packaging equipment. Under the terms of the Agreement, amounts borrowed under this line were set to convert to one or more term loans with monthly principal amortization payments beginning September 30, 2003, and were required to be repaid in full by August 31, 2006. The original terms of the Credit Agreement required that the Company pay interest on any borrowings outstanding under this equipment line on a monthly basis at an interest rate computed in the same manner as described above for the term loan. On April 10, 2003, the Company borrowed $950,000 under this credit line and this balance converted to a term loan on August 28, 2003. The equipment term loan is secured by the coffee packaging equipment purchased with the proceeds, as well as an $800,000 restricted cash balance on deposit with BOW, which requirement was imposed by a Third Amendment to the Credit Agreement as described below. The equipment term loan calls for monthly principal payments of $26,000 plus interest through the maturity date of August 28, 2006. As of August 28, 2003, the interest rate was 5.77%. Pursuant to the terms of the Third Agreement, the interest rate of the equipment term loan is fixed at 5.77% until the loan is repaid.

        The BOW Credit Agreement initially provided the Company with two additional $1,000,000 lines of credit for new coffeehouse development, one applicable to borrowings during its fiscal year ending in 2003, and the other to borrowings during its fiscal year ending in 2004. As described more fully below, these two lines of credit for coffeehouse development were subsequently eliminated by amendments to the Agreement, and the Company never borrowed any amounts under these facilities prior to their elimination.

        Finally, the BOW Credit Agreement provides the Company with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. The Company's working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw-downs against its working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. Under the original terms of the Credit Agreement, the Company was permitted to draw funds against its working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility could be outstanding throughout the year. Pursuant to the terms of the Third Amendment, the Company is permitted to draw funds against the working capital facility throughout the fiscal year, rather than only during the first and fourth fiscal quarters. The Company may repay amounts that it borrows under the working capital facility at any time, and it may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by the Company immediately upon the date of such payment by BOW.

        The Company is subject to a number of additional restrictions under its new Credit Agreement, as amended. These include limitations on the Company's ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon the Company's assets, and pay dividends on or repurchase its common stock. The Company must also maintain compliance with agreed-upon financial covenants that limit the amount of indebtedness that it may have outstanding in relation to its tangible net worth, require the Company to maintain a specified minimum dollar value level of tangible net worth, require the Company to maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters and certain minimum ratios of cash flow to debt service obligations, require the Company to maintain a specified minimum level of profitability, and require the Company to maintain restricted cash balances on deposit with BOW equal to the lesser of $800,000 or the outstanding principal balance of its equipment term loan.

        Effective December 17, 2002, based upon the Company's assessment that it would otherwise be unable to comply with one of the covenants contained in the Credit Agreement, the Company and BOW executed a First Amendment to the Credit Agreement, which reduced its trailing four fiscal quarter EBITDA requirement and increased the interest rate on the replacement term loan from a spread of 2.5% over LIBOR to a spread of 3.0% over LIBOR. The interest rate spread for the Company's option to compute interest based on BOW's reference rate was unchanged under this Amendment.

        Effective March 11, 2003, based upon the Company's assessment that it might otherwise be unable to comply with one of the covenants contained in the Credit Agreement, as amended, the Company and BOW executed a Second Amendment to the Credit Agreement. Among other matters, the Second Amendment modified a covenant that the Company would have otherwise failed to meet due to its net loss for the quarter ended March 12, 2003. In addition, the Second Amendment modified the terms of the Credit Agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development during the Company's fiscal year, and imposed new restrictions on its ability to utilize the separate $1,000,000 line of credit for new coffeehouse development during its fiscal year.

        Effective July 1, 2003, based upon the Company's assessment that it would otherwise be unable to comply with certain covenants contained in the Credit Agreement, as amended, the Company and BOW executed a Third Amendment to the Credit Agreement. Among other matters, the Amendment modified a covenant that the Company would have otherwise failed to meet due to its net loss for the quarter ended July 2, 2003, as well as a number of other financial covenants with respect to future periods, including covenants that relate to its tangible net worth, EBITDA, profitability, cash flow, and debt to net tangible net worth ratio. The Third Amendment also modified covenants to give the Company more flexibility to sell assets in certain bank-approved transactions and to increase its ability to make capital expenditures.

        In addition, the Third Amendment modified the terms of the Credit Agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development during the Company's fiscal year ending 2004, imposed a new $800,000 restricted cash collateral requirement securing the equipment term loan to be established by the Company as of October 1, 2003, modified the previous $800,000 minimum cash on deposit financial covenant to apply only after the equipment loan is repaid, renewed its $675,000 revolving working capital facility through April 15, 2003, and made it available throughout the fiscal year rather than the previous restriction of availability during only the first and fourth fiscal quarters, and extended the Company's letter of credit facility through October 15, 2004. The Third Amendment to the Credit Agreement also increased the interest rate on the replacement term loan from a spread of 2.5% over LIBOR to a spread of 3.0% over LIBOR, or, at the Company's option, from a spread of 0.75% over BOW's reference rate to a spread of 1.0% over BOW's reference rate. The Third Amendment also fixed the interest rate of the Company's equipment term loan at 5.77%.

        Maturities of long-term debt for years subsequent to July 2, 2003 are as follows:

Fiscal Year
2004	$1,459,000
2005	1,124,000
2006	338,000
2007	29,000

Total long-term debt	$2,950,000

8. Accrued Expenses

        The following table sets forth details of accrued expenses:

	July 2, 2003	July 3, 2002
Accrued severance and relocation costs	$4,000	$14,000
Due to franchisee trust accounts	7,000	126,000
Accrued interest	1,000	4,000
Accrued professional fees	111,000	101,000
Other accrued expenses	615,000	450,000

Total accrued expenses	$738,000	$695,000

        The following table sets forth details of accrued severance and relocation:

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Accrued severance and relocation:
Year ended July 3, 2002	$151,000	$375,000	$(64,000)	$(448,000)	$14,000
Year ended July 2, 2003	$14,000	$129,000	—	$(139,000)	$4,000

        For the year ended July 2, 2003, accrued severance and relocation amounts charged to expense were comprised of a $12,000 charge included as a component of operating expenses, and a $117,000 charge included as a component of general and administrative expenses. For the year ended July 3, 2002, accrued severance and relocation amounts charged to expense were comprised of a $275,000 charge included as a component of provision for asset impairment and restructuring costs, and a $36,000 charge included as a component of general and administrative expenses. Due to lower than expected relocation costs for an employee and the fact that several employees found new employment before their severance agreements expired, $64,000 in expense was reversed during the year ended July 3, 2002.

        Accrued severance and relocation costs for the year ended July 2, 2003 include severance expenses incurred due to the resignation of our Chief Executive Officer, and due to the closure of three of our Company-operated coffeehouses in Arizona.

        Accrued severance and relocation costs for the year ended July 3, 2002 include severance expenses resulting from the elimination of ten support center positions, and the closure of certain under-performing Company operated locations during the fiscal year ended July 3, 2002.

9. Commitments and Contingencies

  Lease Commitments

        As of July 2, 2003, the Company leases warehouse and office space in Irvine, California, Castroville, California, and Beaverton, Oregon, as well as 75 retail locations expiring at various dates through November 2016. The leases for five of the coffeehouse locations are guaranteed by an officer/director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

        Future minimum lease payments under non-cancelable operating leases and capital leases as of July 2, 2003 are as follows:

Year Ending June	Non-cancelable Operating Leases	Capital Leases
2004	$3,458,000	$256,000
2005	3,264,000	196,000
2006	2,584,000	105,000
2007	1,597,000	44,000
2008	1,141,000	44,000
Thereafter	2,718,000	348,000

	$14,762,000	993,000

Less amount representing interest		(266,000)

Present value of minimum lease payments (8% to 15%)		727,000
Less current installments		185,000

Obligations under capital leases, excluding current installments		$542,000

F-20

        Rent expense under operating leases approximated $4,687,000, $5,511,000, and $7,034,000 for the years ended July 2, 2003, July 3, 2002, and June 27, 2001, respectively.

        Total minimum lease payments have not been reduced for future minimum sublease rentals of $6,656,000 under certain operating subleases.

        The Company has leased and subleased land and buildings to others, primarily as a result of the franchising of certain restaurants. Many of these leases provide for fixed payments with contingent rents when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lessees generally bear the cost of maintenance, insurance, and property taxes.

        Minimum future sublease rentals expected to be received as of July 2, 2003 are as follows:

Year Ending June
2004	$1,527,000
2005	1,252,000
2006	1,115,000
2007	777,000
2008	498,000
Thereafter	1,487,000

Total minimum future rentals	$6,656,000

        In addition, the Company is liable on the master leases for 152 franchise locations. Under the Company's historical franchising business model, the Company executed the master leases for these locations, and entered into subleases on the same terms with its franchisees, who pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible. The Company's maximum theoretical future exposure at July 2, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $22,503,000. This amount does not take into consideration any mitigating measures the Company could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump payment to the landlord less than the sum of all remaining future rents.

  Purchase Commitments

        At July 2, 2003, we had commitments to purchase coffee through fiscal year 2005, totaling $2,835,000 for 2,189,000 pounds of green coffee, most of which were fixed as to price. Such contracts are generally short-term in nature, and the Company believes that their cost approximates fair market value.

  Contingencies

        In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. The Company is not aware of any pending legal proceedings which in the opinion of management, based in part on advice from legal counsel, would significantly adversely affect the Company's consolidated financial position or results of operations.

10. Stockholders' Equity

  Stock Options

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

        On October 20, 2000, the Company's board of directors adopted the Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan. This plan provides for a one-time grant of an option to purchase 2,000 shares of the Company's common stock to three of its non-employee directors, Messrs. Churm, Goelman and Heeschen. Each option granted under the 2000 Non-Employee Directors Stock Option Plan is effective as of October 20, 2000 and has a term of ten years. The options vested and were exercisable on October 20, 2001, at an exercise price of $5.36 per share.

        During 2001, the Company's certificate of incorporation was amended to increase the authorized number of shares of common stock from 6,250,000 to 8,750,000.

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

        During the third quarter of fiscal 2003, the Company recognized $56,000 in compensation expense related to the separation of Mr. Hirsch, and the accelerated vesting of his options. Prior to the execution of his separation agreement, Mr. Hirsch held options to purchase 25,000 shares of the Company's common stock, which were fully vested, and an additional 120,000 options which were not vested. The separation agreement accelerated the vesting of 35,000 of the non-vested options, causing them to be fully vested on January 3, 2003. The remainder of the non-vested options immediately terminated upon Mr. Hirsch's resignation in accordance with the terms of the option grant. Mr. Hirsch's 60,000 vested options will expire on January 3, 2005.

        During the fourth quarter of fiscal 2003, the Company subject to stockholder approval, issued Mr. Laverty 200,000 options to purchase shares of the Company's common stock, at a per share price of $3.44, which was below market value. The Company recognized $12,000 in compensation expense related to these options in accordance with the provisions of APB 25.

  Stock Purchase Warrants

        On September 30, 1997, the Company issued a warrant to Nuvrty, a Colorado corporation controlled by Amre Youness, a former director of the Company, to purchase 85,000 shares of the

Company's common stock at a price of $9.00 per share. The warrants are exercisable immediately and expire on September 30, 2003. The fair value of the warrants was insignificant.

        Information regarding the Company's stock option plan is summarized below:

	Options	Weighted Average Exercise Price
Number of options authorized for future grant at July 2, 2003	25,750

Outstanding at June 28, 2000	585,606	$22.88
Granted	344,375	$19.36
Exercised	—	—
Forfeited	(53,056)	$20.79

Outstanding at June 27, 2001	876,925	$16.29
Granted	36,250	$3.56
Exercised	—	—
Forfeited	(495,290)	$20.42

Outstanding at July 3, 2002	417,885	$8.65
Granted	515,250	$3.28
Exercised	—
Forfeited	(184,268)	$5.04

Outstanding at July 2, 2003	748,867	$5.85

Weighted-average fair value of options granted:
Year ended June 27, 2001	$4.26
Year ended July 3, 2002	$2.62
Year ended July 2, 2003	$2.95
Options exercisable:
At June 27, 2001	314,587
At July 3, 2002	210,762
At July 2, 2003	327,152

        The following table summarizes information about stock options outstanding at July 2, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding At July 2, 2003	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable At July 2, 2003	Weighted Average Exercise Price
$2.16 - $ 3.04	75,000	5.16	$2.61	55,833	$2.60
$3.44 - $ 3.44	200,000	9.81	$3.44	—	$—
$3.50 - $ 3.67	27,500	8.93	$3.55	20,000	$3.50
$3.80 - $ 3.80	155,000	7.92	$3.80	103,328	$3.80
$3.97 - $41.00	291,367	7.28	$9.64	147,991	$15.06

	748,867	7.94	$5.85	327,152	$8.67

11. Income Taxes

        The components of the income tax expense are as follows:

	Year Ended July 2, 2003	Year Ended July 3, 2002	Year Ended June 27, 2001
Current:
Federal	$—	$—	$—
State	16,000	57,000	36,000
Foreign	38,000	35,000	—

	54,000	92,000	36,000

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$54,000	$92,000	$36,000

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	July 2, 2003	July 3, 2002
Deferred tax assets:
Net operating loss carryforwards	$12,307,000	$10,727,000
Intangible assets	198,000	860,000
Depreciation	—	976,000
Property and equipment impairment	1,461,000	1,397,000
Accrued expenses	745,000	841,000
Restructure and store closure accruals	165,000	226,000
AMT credit	—	—
Other	73,000	53,000

Total gross deferred tax assets	14,949,000	15,080,000
Less valuation allowance	(14,640,000)	(15,080,000)

Deferred tax liabilities	309,000	—

Net deferred tax assets	$—	$—

        A reconciliation of the statutory Federal income tax rate with the Company's effective income tax expense (benefit) rate is as follows:

	Year Ended July 2, 2003	Year Ended July 3, 2002	Year Ended June 27, 2001
Federal statutory rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of Federal benefit	(5.00)	5.00	(5.57)
Goodwill and other non-deductible costs	(7.00)	18.58	(13.00)
Valuation allowance	37.00	(61.74)	26.56
Other	9.00	8.44	—
Foreign income taxes	(5.00)	—	—

	(5.00)%	4.28%	0.92%

        As of July 2, 2003, the Company had net operating loss (NOL) carryforwards of approximately $33,472,000,000 and $18,521,000,000 for Federal and state purposes, respectively. The Federal NOL is available to offset future federal taxable income through 2022, and the state NOL is available to offset future state taxable income through 2007. The utilization of certain NOL carryforwards could be limited due to the restriction imposed under Federal and state laws upon a change in ownership.

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

12. Impairment and Restructuring Charges

        The Company recorded an asset impairment charge of $106,000 during the second quarter of fiscal 2003 to reduce the carrying value associated with one of its coffeehouses in Portland, Oregon.

        The Company reversed $49,000 in closed store lease reserves during the third quarter of fiscal 2003. This reversal was associated with a closed coffeehouse in Arizona, which was subleased for the balance of the master lease term on a full pass-through rental basis.

        The Company recorded asset impairment charges of $2,174,000 during its fourth quarter of fiscal 2003. This charge was comprised of a charge of $239,000 to write down the carrying value of three Company operated coffeehouses, a charge of $35,000 to reflect additional cost (in excess of that previously recorded) to terminate the remaining lease obligation on a closed coffeehouse in Phoenix, Arizona, and a charge of $1,900,000 related to goodwill impairment. The Company performed an annual review of its goodwill at July 2, 2003, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Goodwill and certain intangibles with indefinite lives will not be amortized but instead will be reviewed for impairment at least annually (see note 6).

        As of July 2, 2003 and July 3, 2002, the valuation allowance was $14,460,000 and $15,080,000, respectively. The change in the valuation allowance during 2003 was a decrease of $620,000.

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

        The Company recorded an asset impairment and restructuring cost charge of $158,000 during its fourth quarter of fiscal 2002. This charge was comprised of a charge of $142,000 to write down the carrying value of three Company operated coffeehouses, slightly offset by a ($58,000) reversal of a previously recorded impairment charge, in order to reflect the actual sales price of a piece of land. At the end of fiscal 2002 the Company learned it would be required to take back four Arizona coffeehouse locations which it had previously subleased, as described below. A fourth quarter charge of $89,000 was recorded to reflect additional costs the Company expected to incur to terminate its remaining lease obligations on these four locations. The final component of the fourth quarter charge was a reduction in previously recorded restructuring costs of ($15,000), due to several former employees finding new employment prior to the expiration of their severance agreements.

        The Company recorded an asset impairment charge of $1,855,000 during its fourth quarter of fiscal 2001. $1,536,000 of the charge related to twelve Coffee Plantation stores located in Phoenix, Arizona, eight of which were classified as held for sale at June 27, 2001. The book values of the eight units held for sale were written down to reflect the anticipated net proceeds. The other four locations were subleased, and the book values of the stores' assets were adjusted downward to reflect management's best estimate of their remaining fair market values. $181,000 of the impairment charge related to other assets being held for sale. The charge reflected management's best estimate of the eventual net proceeds. The remaining fourth quarter impairment charge of $138,000 represented a reduction in the carrying value of two underperforming Company operated locations, one franchised location, and the write off of initial development costs of one planned location, which will not be opened. Additionally, the Company recorded a charge of $232,000 to reflect the net present value of future cash outflows the Company expected to incur for the remaining lease obligations on the four Arizona locations, which the Company sublet.

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

13. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended July 2, 2003	Year Ended July 3, 2002	Year Ended June 27, 2001
Numerator:
Net income (loss)	$(1,223,000)	$1,269,000	$(3,988,000)

Denominator:
Basic weighted average common shares outstanding	5,161,000	5,161,000	3,436,000
Effect of dilutive securities	—	—	—

Diluted weighted average common shares outstanding	5,161,000	5,161,000	3,436,000

Basic and diluted net income (loss) per share	$(0.24)	$0.25	$(1.16)

        For the years ended July 2, 2003, July 3, 2002, and June 27, 2001, employee stock options of 749,000, 418,000, and 877,000, respectively, and warrants of 730,000 for each year (as described in note 10), were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

14. Segment Information

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

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
Year ended July 2, 2003
Total revenue	$33,034,000	$15,336,000	$6,409,000	$—	$54,779,000
Interest expense	41,000	—	54,000	210,000	305,000
Depreciation and amortization	1,197,000	479,000	—	268,000	1,944,000
Segment profit (loss) before tax	(603,000)	1,944,000	6,285,000	(8,795,000)	(1,169,000)
Total assets as of July 2, 2003	$6,862,000	$11,895,000	$3,956,000	$3,829,000	$26,542,000
Year ended July 3, 2002
Total revenue	$38,658,000	$16,681,000	$6,868,000	$—	$62,207,000
Interest expense	64,000	—	70,000	466,000	600,000
Depreciation and amortization	1,480,000	581,000	—	323,000	2,384,000
Segment profit (loss) before tax	1,933,000	2,661,000	6,887,000	(10,120,000)	1,361,000
Total assets as of July 3, 2002	$10,007,000	$10,937,000	$3,846,000	$3,490,000	$28,280,000
Year ended June 27, 2001
Total revenue	$46,925,000	$18,545,000	$6,742,000	$—	$72,212,000
Interest expense	65,000	—	91,000	1,186,000	1,342,000
Depreciation and amortization	2,613,000	678,000	308,000	846,000	4,445,000
Segment profit (loss) before tax	882,000	2,959,000	5,236,000	(13,029,000)	(3,952,000)

15. Selected Quarterly Financial Data (Unaudited)

        The quarterly results of operations for the years ended July 2, 2003 and July 3, 2002 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended July 2, 2003:
Total revenue	$12,346	$14,968	$12,057	$15,408
Operating income (loss)	85	795	(168)	(1,623)
Net income (loss)	(10)	712	(219)	(1,706)
Net income (loss) per share	(0.00)	0.13	(0.04)	(0.33)
Year Ended July 3, 2002:
Total revenue	$14,140	$15,992	$13,060	$19,015
Operating income (loss)	(386)	1,470	(77)	891
Net income (loss)	(546)	1,335	(190)	670
Net income (loss) per share	(0.11)	0.26	(0.04)	0.13

        Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of our business, which may affect sales volume and food costs. For the year ended July 2, 2003, all quarters have 12 week accounting periods, except the fourth quarter, which has a sixteen week accounting period. For the year ended July 3, 2002, all quarters have twelve week accounting periods, except the fourth quarter, which has a seventeen week accounting period.

        The Company recorded asset impairment and restructuring charges of $2,174,000 and $158,000 during the fourth quarters of the years ended July 2, 2003 and July 3, 2002, respectively (see note 12).

        The Company reversed $217,000 in bad debt reserves during the fourth quarter of the year ended July 3, 2002, due to the recovery of amounts that had previously been reserved.

        During the fourth quarter ended July 3, 2002, the Company recorded $167,000 in estimated lease termination costs to cover a sublessor who had defaulted on a lease. In addition, the Company reversed $153,000 in closed store reserves, as settlement amounts came out lower than expected.

16. Subsequent Events

        On August 1, 2003 the Company executed a seven-year lease for a new home office facility at a base rent amount of $27,000 per month, to become effective in October 2003.

        On September 10, 2003, the Company executed a three-year lease for a secondary warehouse, at a base rent amount of $5,000 per month, to become effective in October 2003.

        Effective July 1, 2003, the Company entered into a Third Amendment to its Credit Agreement with Bank of the West. Among other things, this Amendment modified a number of financial covenants under the Agreement, generally to preclude an event of default that would have otherwise occurred, and to accommodate the Company's revised future financial projections. The Amendment also required the Company to establish a restricted cash balance of $800,000 as of October 1, 2003 to further collateralize its $950,000 equipment term loan, and extended the availability of the Company's revolving working capital line of credit, which had previously been restricted to only two fiscal quarters each year, to access throughout the year (see note 7).

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provisions	Additional Provisions Obtained in Acquisitions	Accounts Written Off	Balance at End of Period
Allowance for Bad Debt:
Year ended June 27, 2001	$1,138,000	$1,102,000	$-0-	$(233,000)	$2,007,000

Year ended July 3, 2002	$2,007,000	$(397,000)	$-0-	$(246,000)	$1,364,000

Year ended July 2, 2003	$1,364,000	$241,000	$-0-	$(230,000)	$1,375,000

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People, Inc.(1)
3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)
3.2	Bylaws of the Company(3)
4.1	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P.(3)
4.2	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P. and Diedrich Partners I, L.P.(3)
4.3	Specimen Stock Certificate(5)
4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)
4.5	Registration Rights Agreement, dated May 8, 2001(2)
4.6	Form of Warrant, dated May 8, 2001(2)
10.1	Form of Indemnification Agreement(3)
10.2	Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan(4)*
10.3	Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan(3)*
10.4	Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(3)
10.5	Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)
10.6	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998(7)
10.7	Form of Franchise Agreement(9)
10.8	Form of Area Development Agreement(9)
10.9	Form of Employment Agreement with Martin R. Diedrich dated June 29, 2001(10)*
10.10	Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.11	Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., and Diedrich Coffee(11)
10.12	Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.13	Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.14	Form of Term Note made in favor of BankBoston, N.A.(11)
10.15	Form of Revolving Note made in favor of BankBoston, N.A.(11)
10.16	Employment Agreement with Matt McGuinness dated effective March 13, 2000(12)*
10.17	First Amendment to Credit Agreement dated as of September 26, 2000(12)
10.18	Second Amendment to Credit Agreement dated as of February 26, 2001(13)
10.19	Letter Agreement re: employment with Carl Mount dated October 29, 1999(14)*
10.20	Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000(14)*
10.21	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(15)*
10.22	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(16)*
10.23	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(17)

10.24	Employment Agreement with Philip G. Hirsch, dated March 20, 2002(8)*
10.25	Employment Agreement with Philip G. Hirsch, effective as of September 1, 2002(21)*
10.26	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(21)
10.27	Form of Guaranty(21)
10.28	Form of Guarantor Security Agreement(21)
10.29	Form of Supplemental Security Agreement(21)
10.30	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(21)
10.31	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch(20)*
10.32	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West effective December 17, 2002(19)
10.33	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003(20)
10.34	Employment Agreement with Roger M. Laverty, dated April 24, 2003(20)*
10.35	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(20)*
10.36	Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., effective September 10, 2003
10.37	Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., effective August 1, 2003
10.38	Third Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective July 1, 2003
21.1	List of Subsidiaries(12)
23.1	Independent Auditors' Consent
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)
Previously filed as an exhibit to Diedrich Coffee's Registration Statement on Form S-3 (No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(6)
Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(7)
Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)
Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended March 6, 2002, filed with the Securities and Exchange Commission on April 19, 2002.

(9)
Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended April 28, 1999, filed with the Securities and Exchange Commission on December 11, 1998.

(10)
Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(11)
Previously filed as an exhibit to Diedrich Coffee's Transition Report on Form 10-Q for the period from January 28, 1999 to June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.

(12)
Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

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

(16)
Previously filed as Appendix A to Diedrich Coffee's Definitive Proxy Statement, filed October 25, 2001.

(17)
Previously filed as an exhibit to the Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(18)
Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended March 6, 2002, filed with the Securities and Exchange Commission on April 19, 2002.

(19)
Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended December 18, 2002, filed with the Securities and Exchange Commission on January 31, 2003.

(20)
Previously filed as an exhibit to Diedrich Coffee's Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(21)
Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
A WARNING ABOUT FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business.
RISK FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
OVERVIEW
RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES
NEW ACCOUNTING PRONOUNCEMENTS
OTHER MATTERS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
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