Form 10-K/A
period 2003-07-02
DIEDRICH COFFEE INC
filed 2003-10-03
CIK 947661

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

        This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended July 2, 2003 is being filed to add clarifying language regarding the impairment charge, additional information regarding the non-cancelable operating leases, and to correct a number of typographical errors. Except for the changes described above and the certifications of the Company's officers included as exhibits to this amended Annual Report on Form 10-K, none of the information contained in the Company's original Annual Report on Form 10-K has been updated, modified or revised. The remainder of the Company's Annual Report on Form 10-K is included herein for the convenience of the reader and all information is as of and for the fiscal year ended July 2, 2003, and does not reflect any subsequent information or events.

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

        Effective July 1, 2003, we entered into a third amendment to our credit agreement with Bank of the West. Among other things, this amendment modified a number of financial covenants under the agreement, generally to preclude an event of default that would have otherwise occurred, and to accommodate our revised future financial projections. The amendment also modified the terms of the credit agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development applicable to borrowings during our fiscal year ending in 2004, required us to establish a restricted cash balance of $800,000 as of October 1, 2003 to further collateralize our $950,000 equipment term loan, and extended the availability of our revolving working capital line of credit, which had previously been restricted to only two fiscal quarters each year, to access throughout the year.

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

        Franchisees are independent contractors and are not our employees. We provide training and support to our franchisees, and the terms of our franchise agreements require franchisees maintain certain minimum operating standards; however, the quality of franchised operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate coffeehouses in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other personnel. In other instances, franchisees may operate their units in conformity with operating standards and specifications required, yet fail to meet their financial obligations to us under the franchise agreement or the sublease for the location, or to vendors, lenders or other creditors. While we have certain contractual remedies in such instances of default, enforcing such remedies typically requires litigation, and therefore our image and reputation, and the image and reputation of other franchisees, may suffer until such litigation is successfully concluded. If a significant number of franchisees were to be in default simultaneously, a larger number of franchise units could be terminated in a given time period than we would be able to re-franchise, or absorb into our company-operated unit base, and system-wide sales could significantly decline. If such an outcome were to occur, we might also be unable to meet our obligations to mall landlords for early termination of the 121 master leases for which we are currently liable.

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

        Asset Impairment and Restructuring Costs.    Asset impairment and restructuring costs increased to $2,231,000 for the year ended July 2, 2003 from $547,000 for the year ended July 3, 2002. This increase is primarily due to a review of our goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Goodwill and certain intangibles with indefinite lives are not amortized but instead are reviewed for impairment at least annually. As a result of our recent changes in executive management, we are currently reviewing our competitive position in certain markets in order to better align our resources with our growth strategy. As a result of this review, we modified certain assumptions used in our goodwill impairment test, which led to an impairment charge of $1,900,000 recorded during the current fiscal year. It is reasonably possible that our assumptions will change or that actual results may vary significantly from our estimates. As a result, additional impairment charges may occur. In addition, we recorded asset impairment charges of $345,000 due to the reduction of the carrying values associated with four of our coffeehouses. A charge of $35,000 was recorded to reflect the net present value of the remaining lease obligation on a closed coffeehouse in Arizona. These charges were partially offset by a reversal of $49,000 in closed store lease reserves associated with a closed coffeehouse in Arizona for which a full pass-through sublease was obtained. During fiscal 2002, we recorded asset impairment charges of $195,000, associated with five of our Company locations. This charge was partially offset by an asset impairment reversal of $58,000 to write up the book value of a parcel of land based on proceeds received from its subsequent sale. At the end of fiscal 2002, we agreed to resume operation of four Arizona locations, which we had sold in fiscal 2001. A charge of $89,000 was recorded to reflect the net present value of the remaining lease obligations on these four locations. In addition, we recorded severance costs and related employee benefits of $321,000 associated with the elimination of ten support center positions.

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

        Income Tax Expense.    Net operating losses generated in current and previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the years ended July 2, 2003 and July 3, 2002. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between fiscal 2003 versus fiscal 2002 is due to changes in state income taxes owed in conjunction with the portfolio of Company operated Gloria Jean's units, which are located in a variety of states. As of July 2, 2003, net operating loss carryforwards for federal and state income tax purposes of $33,472,000 and $18,521,000, respectively, are available to be utilized against future taxable income for years through fiscal 2022 for federal and fiscal 2007 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.

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

        Finally, the BOW Credit Agreement provides us with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. Our working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw downs against our working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. Under the original terms of the Credit Agreement, we were permitted to draw funds against our working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility may be outstanding throughout the year. Pursuant to the terms of the Third Amendment, we are permitted to draw funds against the working capital facility throughout the fiscal year, rather than only during the first and fourth fiscal quarters. We may repay amounts that we borrow under the working capital facility at any time, and we may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by us immediately upon the date of such payment by BOW. As of July 2, 2003, BOW had issued one letter of credit for $178,000.

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

        Effective March 11, 2003, based upon our assessment that we might otherwise be unable to comply with one of the covenants contained in the Credit Agreement, as amended, we and BOW executed a Second Amendment to the Credit Agreement. Among other matters, the Second Amendment modified a covenant that we would have otherwise failed to meet due to our net loss for the quarter ended March 12, 2003. In addition, the Second Amendment modified the terms of the Credit Agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development during our fiscal year 2003, and imposed new restrictions on our ability to utilize the separate $1,000,000 line of credit for new coffeehouse development during our fiscal year 2004.

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

        In addition, the Third Amendment modified the terms of the Credit Agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development during our fiscal year ending 2004, imposed a new $800,000 restricted cash collateral requirement securing the equipment term loan to be established by the Company as of October 1, 2003, modified the previous $800,000 minimum cash on deposit financial covenant to apply only after the equipment loan is repaid, renewed our $675,000 revolving working capital facility through April 15, 2004, and made it available throughout the fiscal year rather than the previous restriction of availability during only the first and fourth fiscal quarters, and extended our letter of credit facility through October 15, 2004. The Third Amendment to the Credit Agreement also increased the interest rate on the replacement term loan from a spread of 2.5% over LIBOR to a spread of 3.0% over LIBOR, or, at our option, from a spread of 0.75% over BOW's reference rate to a spread of 1.0% over BOW's reference rate. The Third Amendment also fixed the interest rate of our equipment term loan at 5.77%.

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

Other Commitments

        The following represents a comprehensive list of our contractual obligations and commitments as of July 2, 2003:

	Payments Due by Period
	Total	2004	2005	2006	2007	2008	Thereafter
	(In thousands)
Note payable	$2,950	$1,459	$1,124	$338	$29	$—	$—
Capital leases	993	256	196	105	44	44	348
Company operated retail locations and other operating leases	14,762	3,458	3,264	2,584	1,597	1,141	2,718
Franchise-operated retail locations operating leases	20,890	5,546	4,532	3,294	2,620	1,941	2,957
Green coffee commitments	2,835	1,954	881	—	—	—	—

	$42,430	$12,673	$9,997	$6,321	$4,290	$3,126	$6,023

        We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for ten to twenty years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 121 franchise locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, who typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible. Our maximum theoretical future exposure at July 2, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $20,890,000. This amount does not take into consideration any mitigating measures we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump payment to the landlord less than the sum of all remaining future rents.

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

Goodwill

        Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our goodwill impairment analysis uses estimates and assumptions in order to determine the fair value of our reporting units. As a result of our recent changes in executive management, we are currently reviewing our competitive position in certain markets in order to better align our resources with our growth strategy. As a result of this review, we modified certain assumptions used in our goodwill impairment test. If our assumptions are incorrect, the carrying value of our goodwill may be overstated. Our annual impairment measurement date is our fiscal year end.

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
Commitments and contingencies (Notes 7, 9, 12, and 16)
Subsequent events (Note 16)

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

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations", and "Goodwill and Other Intangible Assets". The Company chose to early adopt SFAS No. 142 effective June 28, 2001. The Company adopted SFAS No. 141 immediately upon its release. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company performed an annual evaluation of its goodwill as of July 2, 2003, and based on this analysis, concluded that an impairment charge of $1,900,000 was necessary to properly state the Company's goodwill (see notes 6 and 12).

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

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Accrued provision for store closure
Year ended July 3, 2002	$1,372,000	$428,000	$(287,000)	$(932,000)	$581,000
Year ended July 2, 2003	$581,000	$193,000	$(116,000)	$(233,000)	$425,000

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

        Notes receivable consist of the following:

	July 2, 2003	July 3, 2002
Notes receivable from a corporation: bearing interest at rates from 0.0% to 10.0%, payable in monthly installments varying between $3,333 and $25,000, and due between October 3, 2005 and October 5, 2006. Notes are secured by the assets purchased under the asset purchase and sale agreements.	$240,000	$288,000
Less: Current portion of notes receivable	(58,000)	(48,000)

Long-term portion of notes receivable	$182,000	$240,000

5. Property and Equipment

        Property and equipment is summarized as follows:

	July 2, 2003	July 3, 2002
Buildings	$365,000	$365,000
Leasehold improvements	5,963,000	6,244,000
Equipment	12,981,000	11,765,000
Furniture and fixtures	945,000	951,000
Construction in progress	189,000	285,000

	20,443,000	19,610,000
Accumulated depreciation and amortization	(13,391,000)	(12,096,000)

	$7,052,000	$7,514,000

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

        The goodwill disposition of $74,000 related to three Coffee Plantation locations, which closed in December 2002. The goodwill impairment charge of $1,900,000 related to an evaluation of the Company's goodwill performed in the fourth quarter of fiscal year 2003. As a result of the recent changes in executive management the Company is currently reviewing its competitive position in certain markets. As a result of this review, the Company modified certain assumptions used in the goodwill impairment test. Based on this analysis, the Company recognized an impairment charge of $1,900,000. It is reasonably possible that the assumptions used by management will change or that actual results may vary significantly from management's estimates. As a result, additional impairment charges may occur.

        Goodwill by segment was as follows:

	July 2, 2003	July 3, 2002
Retail Operations	$1,267,000	$3,241,000
Franchise Operations	6,311,000	6,311,000
Wholesale Operations	2,612,000	2,612,000

Goodwill	$10,190,000	$12,164,000

7. Debt

        Long-term debt consists of the following:

	July 2, 2003	July 3, 2002
Bank of the West
Note payable bearing interest at a rate of 3% over LIBOR, or 4.34% as of July 2, 2003 and payable in monthly installments of $100,000. Due March 31, 2005. Note is secured by the assets of the Company and its subsidiaries' stock	$2,000,000	$—
Bank of the West
Note payable bearing interest at a rate of 4.29% as of July 2, 2003 and payable in monthly installments of $26,000. Due August 28, 2006. Note is secured by coffee packaging equipment.	950,000	—
Fleet National Bank
Note payable bearing interest at a rate of 5.38% as of July 3, 2002. Paid in full on September 3, 2002.	—	3,226,000

	2,950,000	3,226,000
Less: current installments	(1,459,000)	(1,126,000)

Long-term debt, excluding current installments	$1,491,000	$2,100,000

        On September 3, 2002, the Company entered into a credit agreement (the "Credit Agreement") with United California Bank, doing business as Bank of the West ("BOW") in order to repay the balance of all remaining amounts it owed to Fleet National Bank ("Fleet") under its credit agreement with Fleet. Under the Credit Agreement, the Company immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay the Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

        The Company's obligations to BOW under the Credit Agreement are secured by all of the Company's assets, including the stock of each of its subsidiaries (each of which has guaranteed the Company's obligations under the agreement), as well as all intangible assets it owns, including the intellectual property and trademark assets that the Company and its subsidiaries own.

        The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts the Company owes under the term loan must be repaid by March 31, 2005. Under the original terms of the Credit Agreement, the Company was required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's prime rate plus 0.75% or a LIBOR rate plus 2.50%. Under the amended terms of the Credit Agreement as discussed below, the Company is required to make monthly interest payments on amounts outstanding under the replacement term loan, computed at either BOW's prime rate plus 1.0% or a LIBOR rate plus 3.25%. The Company may periodically elect to convert portions of its prime rate-based borrowings under the Credit Agreement into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the Agreement.

        In addition to the term loan, the Credit Agreement provided the Company with a revolving $1,000,000 equipment acquisition credit line for the acquisition of specified coffee packaging equipment. Under the terms of the Credit Agreement, amounts borrowed under this line were set to convert to one or more term loans with monthly principal amortization payments beginning

September 30, 2003, and were required to be repaid in full by August 31, 2006. The original terms of the Credit Agreement required that the Company pay interest on any borrowings outstanding under this equipment line on a monthly basis at an interest rate computed in the same manner as described above for the term loan. On April 10, 2003, the Company borrowed $950,000 under this credit line and this balance converted to a term loan on August 28, 2003. The equipment term loan is secured by the coffee packaging equipment purchased with the proceeds, and, effective October 1, 2003, an $800,000 restricted cash balance on deposit with BOW, which requirement was imposed by a third amendment to the Credit Agreement (the Third Amendment) as described below. The equipment term loan calls for monthly principal payments of $26,000 plus interest through the maturity date of August 28, 2006. As of August 28, 2003, the interest rate was 5.77%. Pursuant to the terms of the Third Amendment, the interest rate of the equipment term loan is fixed at 5.77% until the loan is repaid.

        The Credit Agreement initially provided the Company with two additional $1,000,000 lines of credit for new coffeehouse development, one applicable to borrowings during its fiscal year ending in 2003, and the other to borrowings during its fiscal year ending in 2004. As described more fully below, these two lines of credit for coffeehouse development were subsequently eliminated by amendments to the Credit Agreement, and the Company never borrowed any amounts under these facilities.

        Finally, the Credit Agreement provides the Company with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. The Company's working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw-downs against its working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000. Under the original terms of the Credit Agreement, the Company was permitted to draw funds against its working capital facility during the first and fourth quarters of each fiscal year, although letters of credit issued under the letter of credit facility could be outstanding throughout the year. Pursuant to the terms of the Third Amendment, the Company is permitted to draw funds against the working capital facility throughout the fiscal year, rather than only during the first and fourth fiscal quarters. The Company may repay amounts that it borrows under the working capital facility at any time, and it may therefore be able to re-borrow such funds on a revolving basis (subject to restrictions including those summarized above). Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by the Company immediately upon the date of such payment by BOW. As of July 2, 2003, BOW had issued one letter of credit for $178,000.

        The Company is subject to a number of additional restrictions under its new Credit Agreement, as amended. These include limitations on the Company's ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon the Company's assets, and pay dividends on or repurchase its common stock. The Company must also maintain compliance with agreed-upon financial covenants that limit the amount of indebtedness that it may have outstanding in relation to its tangible net worth, require the Company to maintain a specified minimum dollar value level of tangible net worth, require the Company to maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters and certain minimum ratios of cash flow to debt service obligations, require the Company to maintain a specified minimum level of profitability, and, effective October 1, 2003, requires the Company to maintain restricted cash balances on deposit with BOW equal to the lesser of $800,000 or the outstanding principal balance of its equipment term loan.

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

        Effective March 11, 2003, based upon the Company's assessment that it might otherwise be unable to comply with one of the covenants contained in the Credit Agreement, as amended, the Company and BOW executed a Second Amendment to the Credit Agreement. Among other matters, the Second Amendment modified a covenant that the Company would have otherwise failed to meet due to its net loss for the quarter ended March 12, 2003. In addition, the Second Amendment modified the terms of the Credit Agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development during the Company's fiscal year 2003, and imposed new restrictions on its ability to utilize the separate $1,000,000 line of credit for new coffeehouse development during its fiscal year 2004.

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

        In addition, the Third Amendment modified the terms of the Credit Agreement to eliminate the unutilized $1,000,000 line of credit for new coffeehouse development during the Company's fiscal year ending 2004, imposed a new $800,000 restricted cash collateral requirement securing the equipment term loan to be established by the Company as of October 1, 2003, modified the previous $800,000 minimum cash on deposit financial covenant to apply only after the equipment loan is repaid, renewed its $675,000 revolving working capital facility through April 15, 2004, and made it available throughout the fiscal year rather than the previous restriction of availability during only the first and fourth fiscal quarters, and extended the Company's letter of credit facility through October 15, 2004. The Third Amendment to the Credit Agreement also increased the interest rate on the replacement term loan from a spread of 2.5% over LIBOR to a spread of 3.0% over LIBOR, or, at the Company's option, from a spread of 0.75% over BOW's reference rate to a spread of 1.0% over BOW's reference rate. The Third Amendment also fixed the interest rate of the Company's equipment term loan at 5.77%.

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

        Future minimum lease payments under non-cancelable operating leases, franchise-system operating leases and capital leases, and minimum future sublease rentals expected to be received as of July 2, 2003 are as follows:

Year Ending June	Capital Leases	Non-Cancelable Operating Leases
		Total	Company operated retail locations and other	Franchise operated retail locations(A)	Rental Income(B)
2004	$256,000	$9,004,000	$3,458,000	$5,546,000	$1,527,000
2005	196,000	7,796,000	3,264,000	4,532,000	1,252,000
2006	105,000	5,878,000	2,584,000	3,294,000	1,115,000
2007	44,000	4,217,000	1,597,000	2,620,000	777,000
2008	44,000	3,082,000	1,141,000	1,941,000	498,000
Thereafter	348,000	5,675,000	2,718,000	2,957,000	1,487,000

	993,000	$35,652,000	$14,762,000	$20,890,000	$6,656,000

Less amount representing interest	(266,000)

Present value of minimum lease payments (8% to 15%)	727,000
Less current installments	185,000

Obligations under capital leases, excluding current installments	$542,000

(A)
The Company is liable on the master leases for 121 franchise locations. Under the Company's historical franchising business model, the Company executed the master leases for these locations, and entered into subleases on the same terms with its franchisees, who typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible. The Company's maximum theoretical future exposure at July 2, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $20,890,000. This amount does not take into consideration any mitigating measures the Company could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump payment to the landlord less than the sum of all remaining future rents.

(B)
The Company has leased and subleased land and buildings to others, primarily as a result of the franchising of certain coffeehouses. Many of these leases provide for fixed payments with contingent rents when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Sublessees generally bear the cost of maintenance, insurance, and property taxes. Unlike the operating leases described in (A) above, the Company directly pays the rents on these master leases, and collects associated sublease rent amounts from its sublessees.

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	July 2, 2003	July 3, 2002
Deferred tax assets:
Net operating loss carryforwards	$12,307,000	$10,727,000
Intangible assets	198,000	860,000
Property and equipment	1,152,000	2,373,000
Accrued expenses	745,000	841,000
Accrued provision for store closure	165,000	226,000
Other	73,000	53,000

Total gross deferred tax assets	14,640,000	15,080,000
Less valuation allowance	(14,640,000)	(15,080,000)

Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

        A reconciliation of the statutory Federal income tax rate with the Company's effective income tax expense (benefit) rate is as follows:

	Year Ended July 2, 2003	Year Ended July 3, 2002	Year Ended June 27, 2001
Federal statutory rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of Federal benefit	2.00	4.00	(5.57)
Goodwill and other non-deductible costs	(7.00)	18.58	(13.00)
Valuation allowance	38.00	(61.74)	26.56
Other	3.00	8.96	—
Foreign income taxes	3.00	3.00	—

	5.00%	6.80%	0.92%

        As of July 2, 2003, the Company had net operating loss (NOL) carryforwards of approximately $33,472,000 and $18,521,000 for Federal and state purposes, respectively. The Federal NOL is available to offset future federal taxable income through 2022, and the state NOL is available to offset future state taxable income through 2007. The utilization of certain NOL carryforwards could be limited due to the restriction imposed under Federal and state laws upon a change in ownership.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset. As of July 2, 2003 and July 3, 2002, the valuation allowance was $14,640,000 and $15,080,000 respectively. The change in the valuation allowance during 2003 was a decrease of $440,000.

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

        As discussed in note 7, effective July 1, 2003, the Company entered into a Third Amendment to its Credit Agreement with Bank of the West. Among other things, this Amendment modified a number of financial covenants under the Agreement, generally to preclude an event of default that would have otherwise occurred, and to accommodate the Company's revised future financial projections.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provisions	Additional Provisions Obtained in Acquisitions	Accounts Written Off	Balance at End of Period
Allowance for Bad Debt:
Year ended June 27, 2001	$1,138,000	$1,102,000	$-0-	$(233,000)	$2,007,000

Year ended July 3, 2002	$2,007,000	$(397,000)	$-0-	$(246,000)	$1,364,000

Year ended July 2, 2003	$1,364,000	$241,000	$-0-	$(230,000)	$1,375,000

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of March 16, 1999, by and among Diedrich Coffee, CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, and Coffee People, Inc.(1)
3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)
3.2	Bylaws of the Company(3)
4.1	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Martin R. Diedrich, Donald M. Holly, SNV Enterprises and D.C.H., L.P.(3)
4.2	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, L.P. and Diedrich Partners I, L.P.(3)
4.3	Specimen Stock Certificate(5)
4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)
4.5	Registration Rights Agreement, dated May 8, 2001(2)
4.6	Form of Warrant, dated May 8, 2001(2)
10.1	Form of Indemnification Agreement(3)
10.2	Amended and Restated Diedrich Coffee 1996 Stock Incentive Plan(4)*
10.3	Diedrich Coffee 1996 Non-Employee Directors Stock Option Plan(3)*
10.4	Agreement of Sale dated as of February 23, 1996 by and among Diedrich Coffee (as purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as sellers)(3)
10.5	Form of Warrant Agreement made in favor of Nuvrty, Inc., the Ocean Trust and the Grandview Trust(6)
10.6	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company dated as of April 3, 1998(7)
10.7	Form of Franchise Agreement(9)
10.8	Form of Area Development Agreement(9)
10.9	Form of Employment Agreement with Martin R. Diedrich dated June 29, 2001(10)*
10.10	Credit Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.11	Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., and Diedrich Coffee(11)
10.12	Securities Pledge Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.13	Trademark Security Agreement, dated as of July 7, 1999, by and among BankBoston, N.A., Diedrich Coffee and its subsidiaries(11)
10.14	Form of Term Note made in favor of BankBoston, N.A.(11)
10.15	Form of Revolving Note made in favor of BankBoston, N.A.(11)
10.16	Employment Agreement with Matt McGuinness dated effective March 13, 2000(12)*
10.17	First Amendment to Credit Agreement dated as of September 26, 2000(12)
10.18	Second Amendment to Credit Agreement dated as of February 26, 2001(13)
10.19	Letter Agreement re: employment with Carl Mount dated October 29, 1999(14)*
10.20	Letter Agreement re: employment with Edward A. Apffel dated May 25, 2000(14)*
10.21	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(15)*
10.22	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(16)*
10.23	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(17)

10.24	Employment Agreement with Philip G. Hirsch, dated March 20, 2002(8)*
10.25	Employment Agreement with Philip G. Hirsch, effective as of September 1, 2002(21)*
10.26	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(21)
10.27	Form of Guaranty(21)
10.28	Form of Guarantor Security Agreement(21)
10.29	Form of Supplemental Security Agreement(21)
10.30	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(21)
10.31	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch(20)*
10.32	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West effective December 17, 2002(19)
10.33	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003(20)
10.34	Employment Agreement with Roger M. Laverty, dated April 24, 2003(20)*
10.35	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(20)*
10.36	Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., effective September 10, 2003(22)
10.37	Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., effective August 1, 2003(22)
10.38	Third Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective July 1, 2003(22)
21.1	List of Subsidiaries(12)
23.1	Independent Auditors' Consent
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(22)
Previously filed as an exhibit to Diedrich Coffee's Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
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