Form 10-Q
period 2003-09-24
DIEDRICH COFFEE INC
filed 2003-11-07
CIK 947661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21203

DIEDRICH COFFEE, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	33-0086628
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

28 EXECUTIVE PARK, SUITE 200 IRVINE, CALIFORNIA 92614
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

As of November 6, 2003, there were 5,161,267 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 24, 2003	July 2, 2003

Assets
Current assets:
Cash	$1,763,000	$2,625,000
Accounts receivable, less allowance for doubtful accounts of $1,427,000 at September 24, 2003, and $1,375,000 at July 2, 2003	2,517,000	2,454,000
Inventories	3,251,000	2,611,000
Current portion of notes receivable	55,000	58,000
Prepaid expenses	456,000	901,000
Total current assets	8,042,000	8,649,000
Property and equipment, net	6,966,000	7,052,000
Goodwill	10,190,000	10,190,000
Notes receivable	173,000	182,000
Other assets	510,000	469,000
Total assets	$25,881,000	$26,542,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$178,000	$185,000
Current installments of long-term debt	1,517,000	1,459,000
Accounts payable	2,072,000	2,108,000
Accrued compensation	1,490,000	1,307,000
Accrued expenses	638,000	738,000
Franchisee deposits	654,000	671,000
Deferred franchise fee income	536,000	549,000
Accrued provision for store closure	433,000	425,000
Total current liabilities	7,518,000	7,442,000
Obligations under capital leases, excluding current installments	514,000	542,000
Long term debt, excluding current installments	1,107,000	1,491,000
Deferred rent	454,000	478,000
Total liabilities	9,593,000	9,953,000
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at September 24, 2003 and July 2, 2003	52,000	52,000
Additional paid-in capital	58,036,000	58,036,000
Accumulated deficit	(41,800,000)	(41,499,000)
Total stockholders’ equity	16,288,000	16,589,000
Commitments and contingencies
Total liabilities and stockholders’ equity	$25,881,000	$26,542,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended September 24, 2003	Twelve Weeks Ended September 25, 2002
Net Revenue:
Retail sales	$6,873,000	$7,857,000
Wholesale and other	2,874,000	3,035,000
Franchise revenue	1,564,000	1,454,000
Total revenue	11,311,000	12,346,000

Costs and Expenses:
Cost of sales and related occupancy costs	5,111,000	5,712,000
Operating expenses	3,700,000	4,031,000
Depreciation and amortization	587,000	445,000
General and administrative expenses	2,144,000	2,093,000
Gain on asset disposals	—	(20,000)
Provision for asset impairment and restructuring costs	4,000	—
Total costs and expenses	11,546,000	12,261,000

Operating income (loss)	(235,000)	85,000

Interest expense	(63,000)	(93,000)
Interest and other income, net	6,000	11,000
Income (loss) before income tax provision	(292,000)	3,000

Income tax provision	9,000	13,000

Net loss	$(301,000)	$(10,000)

Net loss per share – basic and diluted	$(0.06)	$0.00

Weighted average shares outstanding – basic and diluted	5,161,000	5,161,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twelve Weeks Ended September 24, 2003	Twelve Weeks Ended September 25, 2002
Cash flows from operating activities:
Net loss	$(301,000)	$(10,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	587,000	445,000
Amortization of loan fees	20,000	33,000
Provision for bad debt	66,000	23,000
Provision for store closure	35,000	5,000
Gain on disposal of assets	—	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(129,000)	(399,000)
Inventories	(640,000)	(647,000)
Prepaid expenses	445,000	296,000
Other assets	(62,000)	(125,000)
Accounts payable	(36,000)	222,000
Accrued compensation	183,000	321,000
Accrued expenses	(100,000)	(23,000)
Accrued provision for store closure	(27,000)	(72,000)
Deferred franchise fee income and franchisee deposits	(30,000)	117,000
Deferred rent	(24,000)	1,000
Net cash provided by (used in) operating activities	(13,000)	167,000
Cash flows from investing activities:
Capital expenditures for property and equipment	(502,000)	(205,000)
Proceeds from disposal of property and equipment	2,000	140,000
Payments received on notes receivable	12,000	11,000
Net cash used in investing activities	(488,000)	(54,000)
Cash flows from financing activities:
Payments on long-term debt	(326,000)	(226,000)
Payments on capital lease obligations	(35,000)	(46,000)
Net cash used in financing activities	(361,000)	(272,000)

Net decrease in cash	(862,000)	(159,000)
Cash at beginning of period	2,625,000	2,233,000
Cash at end of period	$1,763,000	$2,074,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,000	$55,000
Income taxes	$9,000	$14,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 24, 2003
(UNAUDITED)

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc.  and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A filed on October 3, 2003.

In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included.  Operating results for interim periods are not necessarily indicative of the results expected for a full year.

Stock Option Plans

The Company applies the intrinsic value-method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and continues to follow APB 25 for stock-based employee compensation.

Pro forma net loss and pro forma net loss per share, as if the fair value-based method has been applied in measuring compensation cost for stock-based awards, is as follows:

	September 24, 2003	September 25, 2002
Pro Forma
Net loss	$(301,000)	$(10,000)
Stock based employee compensation expense included in reported net loss	—	—
SFAS 123 option expense	(160,000)	(57,000)
Pro forma net loss	$(461,000)	$(67,000)
Basic and diluted loss per share	$(0.09)	$(0.01)

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	September 24, 2003	September 25, 2002

Risk free interest rate	N/A	2.57%
Expected life	N/A	6 years
Expected volatility	N/A	99%
Expected dividend yield	N/A	0%

Reclassifications

Certain reclassifications have been made to the September 25, 2002 consolidated financial statements to conform to the September 24, 2003 presentation.

2.                                       INVENTORIES

Inventories consist of the following:

	September 24, 2003	July 2, 2003
Unroasted coffee	$1,328,000	$1,034,000
Roasted coffee	697,000	572,000
Accessory and specialty items	151,000	163,000
Other food, beverage and supplies	1,075,000	842,000
	$3,251,000	$2,611,000

3.                                       LONG-TERM DEBT

Long-term debt consists of the following:

	September 24, 2003	July 2, 2003
Bank of the West
Note payable bearing interest at a rate of 3.25% over LIBOR, or 4.20% as of September 24, 2003 and payable in monthly installments of $100,000 plus interest. Due March 31, 2005. Note is secured by the assets of the Company and its subsidiaries’ stock.	$1,700,000	$2,000,000
Bank of the West
Note payable bearing interest at a rate of 5.77% as of September 24, 2003 and payable in monthly installments of $26,000 plus interest. Due August 28, 2006. Note is secured by coffee packaging equipment.	924,000	950,000
	2,624,000	2,950,000
Less: current installments	(1,517,000)	(1,459,000)
Long-term debt, excluding current installments	$1,107,000	$1,491,000

On September 3, 2002, the Company entered into a credit agreement (the “Credit Agreement”) with United California Bank, doing business as Bank of the West (“BOW”), in order to repay the balance of all remaining amounts it owed to Fleet National Bank (“Fleet”) under the Company’s credit agreement with Fleet. Under the Credit Agreement, the Company immediately borrowed $3,000,000 under a replacement term loan, the proceeds of which were used to repay the Fleet term loan on September 3, 2002, the amended maturity date of the Fleet term loan.

The Company’s obligations under the Credit Agreement are secured by all of the Company’s assets, including the stock of each of its subsidiaries (each of which has guaranteed the Company’s obligations under the Credit Agreement), as well as all intangible assets it owns, including the intellectual property and trademark assets that the Company and its subsidiaries own.

The term loan with BOW requires monthly principal payments of $100,000 over 30 months and all amounts the Company owes under the term loan must be repaid by March 31, 2005.  The Company is required to make monthly interest payments on amounts outstanding under the term loan, computed at either BOW’s prime rate plus 1.0% or a LIBOR rate plus 3.25%.  At September 24, 2003, the applicable interest rate was 4.20%, which was based on the LIBOR rate plus 3.25%.  The Company may periodically elect to convert portions of its prime rate-based borrowings under the Credit Agreement into LIBOR based borrowings in $100,000 increments, subject to restrictions contained in the Credit Agreement.

In addition to the $3,000,000 term loan, the Credit Agreement provided the Company with a revolving $1,000,000 equipment acquisition credit line for the acquisition of specified coffee packaging equipment. On April 10, 2003, the Company borrowed $950,000 under this revolving credit line, which converted to a term loan on August 28, 2003. The equipment term loan is secured by the coffee packaging equipment purchased with the proceeds, and, effective October 1, 2003, a restricted cash balance on deposit with BOW equal to the lesser of $800,000 or the outstanding principal balance of the equipment term loan. The equipment term loan calls for monthly principal payments of $26,000 plus interest at a fixed rate of 5.77% through the maturity date of August 28, 2006.

The Credit Agreement also provides the Company with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. The Company’s working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, drawdowns against the working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000.  The Company is permitted to draw funds against the working capital facility throughout the fiscal year and may repay amounts that it borrows under the working capital facility at any time. Therefore, the Company may be able to re-borrow such funds on a revolving basis (subject to restrictions).  The working capital facility matures on April 15, 2004 and the letter of credit facility matures on October 15, 2004.  Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by the Company immediately upon the date of such payment by BOW.  As of September 24, 2003, BOW had issued one letter of credit for $179,000.

In October 2003, BOW provided the Company with an additional facility for issuance of up to $250,000 of letters of credit.  The new facility provides that issued letters of credit are to be secured by restricted cash balances of an equal amount maintained on deposit with BOW.

The Company is subject to a number of restrictions under the Credit Agreement, as amended.  These include limitations on the Company’s ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon the Company’s assets, and pay dividends on or repurchase its common stock. The Company must also maintain compliance with agreed-upon financial covenants that require the Company to maintain a specified minimum dollar value level of tangible net worth, maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters and certain minimum ratios of cash flow to debt service obligations, maintain a specified minimum level of profitability, limit the amount of indebtedness it may have outstanding in relation to its tangible net worth and, effective October 1, 2003, requires the Company to maintain restricted cash balances on deposit with BOW equal to the lesser of $800,000 or the outstanding principal balance of its equipment term loan.  As of September 24, 2003, the Company was in compliance with these covenants.

Maturities of long-term debt for years subsequent to September 24, 2003 are as follows:

Fiscal Year
2004	$1,517,000
2005	817,000
2006	290,000
Total long-term debt	$2,624,000

4.                                       ACCRUED PROVISION FOR STORE CLOSURE

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

Beg Balance

Amounts Charged to Expense

Adjustments

Cash Payments

End Balance

Year ended July 2, 2003	$581,000	$193,000	$(116,000)	$(233,000)	$425,000
Twelve weeks ended September 24, 2003	$425,000	$35,000	$—	$(27,000)	$433,000

For the twelve weeks ended September 24, 2003, the $35,000 of amounts charged to expense were comprised of a $31,000 charge to cost of sales and related occupancy costs and a $4,000 charge to the provision for asset impairment. These charges primarily related to negotiated lease settlements finalized during the first quarter of fiscal 2004.

5.                                       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Weeks Ended September 24, 2003	Twelve Weeks Ended September 25, 2002
Numerator:
Net loss	$(301,000)	$(10,000)
Denominator:
Basic weighted average common shares outstanding	5,161,000	5,161,000
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	5,161,000	5,161,000

Basic and diluted net loss per share	$(0.06)	$(0.00)

All 748,000 options outstanding and all of the 730,000 warrants to purchase shares of common stock outstanding during the twelve weeks ended September 24, 2003 were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.  All 619,000 options outstanding and all of the 730,000 warrants to purchase shares of common stock outstanding during the twelve weeks ended September 25, 2002 were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

6.                                       SEGMENT AND RELATED INFORMATION

The Company has three reportable segments:  retail, wholesale, and franchise operations.  The Company evaluates performance of its operating segments based on income before income taxes.

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

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total

Twelve Weeks Ended September 24, 2003
Total revenue	$6,873,000	$2,874,000	$1,564,000	$—	$11,311,000
Interest expense	6,000	—	10,000	47,000	63,000
Depreciation and amortization	273,000	139,000	—	175,000	587,000
Segment income (loss) before income tax provision	159,000	429,000	1,479,000	(2,359,000)	(292,000)
Total assets as of September 24, 2003	$6,410,000	$12,669,000	$3,958,000	$2,844,000	$25,881,000

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total

Twelve Weeks Ended September 25, 2002
Total revenue	$7,857,000	$3,035,000	$1,454,000	$—	$12,346,000
Interest expense	8,000	—	14,000	71,000	93,000
Depreciation and amortization	311,000	75,000	—	59,000	445,000
Segment income (loss) before income tax provision	334,000	486,000	1,375,000	(2,192,000)	3,000
Total assets as of July 2, 2003	$6,834,000	$11,895,000	$3,985,000	$3,828,000	$26,542,000

7.                                       INTANGIBLE ASSETS

Effective June 28, 2001, the Company adopted SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively, which require that the Company prospectively cease amortization of goodwill and instead conduct periodic tests of goodwill for impairment.

There were no changes in the carrying amount of goodwill for the twelve weeks ended September 24, 2003.

Goodwill by segment was as follows:

	September 24, 2003	July 2, 2003

Retail Operations	$1,267,000	$1,267,000
Franchise Operations	6,311,000	6,311,000
Wholesale Operations	2,612,000	2,612,000
Goodwill	$10,190,000	$10,190,000

8.                                       LEASE CONTINGENCIES

We are liable on the master leases for 119 franchise locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master leases. Our maximum theoretical future exposure at September 24, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $18,991,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

•            our franchisees’ adherence to our practices, policies, and procedures;

•            the impact of competition; and

•            the availability of working capital.

Foreseeable risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors and Trends Affecting Diedrich Coffee and Its Business” in our Annual Report on Form 10-K/A for the fiscal year ended July 2, 2003 and in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revision of the forward-looking statements. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc.

General.

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer.  We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee, and accessories through our Company operated and franchised retail locations.  We also sell whole bean and ground coffees on a wholesale basis through a network of distributors in the Office Coffee Service (“OCS”) market, and to other wholesale customers, including restaurant chains and other retailers.  Our brands include Diedrich Coffee, Gloria Jean’s Coffees, and Coffee People.  As of September 24, 2003, we owned and operated 58 retail locations and franchised 372 other retail locations under these brands, for a total of 430 retail coffee outlets.  Our retail units are located in 36 states and 10 foreign countries.  As of September 24, 2003, we also had over 230 wholesale accounts with OCS distributors, chain and independent restaurants and others.  In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

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

Presently, our largest brand is Gloria Jean’s and over 97% of Gloria Jean’s retail units are franchised. Gloria Jean’s retail units are located throughout the United States, and in 10 foreign countries. Our Diedrich Coffee brand has a higher concentration of Company operated units, with over 78% of retail locations operated by us.  Diedrich Coffee units are located primarily in Orange County, California, although there are a number of Diedrich Coffee locations in Los Angeles, San Diego, Denver, Houston, and elsewhere in the United States. We also operate retail coffee outlets under a third brand, Coffee People, which are 100% Company operated at this time. Our Coffee People outlets are all located in Portland, Oregon.

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each over the first quarter ended September 24, 2003, is set forth below:

	Units at July 2, 2003	Opened	Closed	Net transfers between the Company and Franchise	Units at September 24, 2003
Gloria Jean’s Brand
Company Operated	11	—	—		11
Franchise – Domestic	143	3	(4)		142
Franchise – International	206	19	(2)	—	223
Subtotal Gloria Jean’s	360	22	(6)	—	376
Diedrich Coffee Brand
Company Operated	25		—	—	25
Franchise – Domestic	10	—	(3)	—	7
Subtotal Diedrich	35	—	(3)	—	32
Other Brands
Company Operated	22	—	—	—	22
Total	417	22	(9)	—	430

Wholesale Distribution

We presently have over 230 wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean’s brands. Our current wholesale accounts are in the Office Coffee Supply market, chain restaurants, independent restaurants, other hospitality industry enterprises and specialty retailers.  Additionally, our franchise agreements require both Diedrich Coffee and Gloria Jean’s franchisees to purchase substantially all of their coffee from us.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net sales are highest during the second fiscal quarter, which includes the November – December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

Results of Operations.

Twelve Weeks Ended September 24, 2003 Compared with the Twelve Weeks Ended September 25, 2002

Total Revenue.  Total revenue for the twelve weeks ended September 24, 2003 decreased by $1,035,000, or 8.4%, to $11,311,000 from $12,346,000 for the twelve weeks ended September 25, 2002. This decrease was attributable to decreases in the retail and wholesale segments, partially offset by an increase in franchise revenue.  Each component is discussed below.

Retail sales for the twelve weeks ended September 24, 2003 decreased by $984,000, or 12.5%, to $6,873,000 from $7,857,000 for the prior year period.  This decrease is primarily composed of two factors.  First, retail sales decreased by approximately $741,000 due to the decrease in the number of Company stores in the current year as a result of the closure of six Company operated locations since the prior year period, and the sale of six other Company operated locations to franchisees.  Second, year-to-year same store sales declined by 3.3%.  These decreases were slightly offset by a  $22,000 increase in e-commerce retail sales.

Wholesale revenue decreased $161,000, or 5.3%, to $2,874,000 for the twelve weeks ended September 24, 2003 from $3,035,000 for the prior year period. Wholesale sales of roasted coffee to our franchisees decreased $200,000, or 15.0%, primarily due to a 19-unit decrease in the number of domestic franchise stores when compared to the prior year period.  Additionally, wholesale sales to independent and chain restaurants and specialty retailers declined by $16,000 as we decreased our focus on these customers and increased our focus on the Keurig “K-cup” and the Office Coffee Service markets.  These decreases were partially offset by a $62,000, or 4.6%, increase in sales of Keurig “K-cup” and OCS items.

Franchise revenue increased over the prior year first quarter by $110,000, or 7.6%, to $1,564,000. Initial franchise fees and franchise renewal fees increased approximately $148,000 for the twelve weeks ended September 24, 2003 versus the prior year, primarily as a result of a dissolution settlement for the Malaysia franchise agreement  Franchise royalties decreased $44,000, or 3.6%, to $1,173,000 for the twelve weeks ended September 24, 2003 versus the prior year period. This was the net impact of a reduction in domestic franchise royalties and an increase in international royalties. Domestic royalties decreased because of the 19-unit reduction in domestic franchise stores from September 25, 2002 to September 24, 2003, and a decline in comparable store sales. The growth in international royalties reflects the continuing strength of those markets with a 52-unit increase in the number of franchise stores compared to the prior year.

Cost of Sales and Related Occupancy Costs.  Cost of sales and related occupancy costs for the twelve weeks ended September 24, 2003 decreased 10.5% to $5,111,000 from the prior year period.  Cost of sales and related occupancy costs decreased to 45.2% of total revenue for the twelve weeks ended September 24, 2003 from 46.3% of total revenue for the twelve weeks ended September 25, 2002.  This margin improvement primarily resulted from the implementation of new in-store operating systems, which help us better control our costs, and a decrease in royalty fees paid to Keurig following the purchase of packaging equipment during the fourth quarter of fiscal year 2003.  Occupancy costs remained constant as a percentage of sales in the first fiscal quarter of each year.

Operating Expenses.  Operating expenses for the twelve weeks ended September 24, 2003 decreased  $331,000, or 8.2%, from the prior year period to $3,700,000.  On a margin basis, operating expenses remained constant at 32.7% in the first fiscal quarter of each year.  Labor expense increased as a percentage of revenues primarily as a result of lower revenues due to the closure and sale of coffeehouses, negative comparative sales for the quarter, and a deliberate decision to improve customer service by increasing the staff at our coffeehouses.  Bad debt expense increased from the prior year quarter by $43,000 due to a reduction in bad debt reserves recorded in last year’s first fiscal quarter.  Despite very low loss experience, California worker’s compensation insurance expense increased by $20,000 over the prior year quarter.

Depreciation and Amortization.  Depreciation and amortization increased by $142,000 to $587,000 for the twelve weeks ended September 24, 2003 from the prior year first fiscal quarter.  This increase was due to depreciation of the Keurig packaging equipment and other capital improvements in our Castroville, California roasting facility and in Company operated retail locations.

General and Administrative Expenses.  General and administrative expenses increased by $51,000, or 2.4%, to $2,144,000 for the twelve weeks ended September 24, 2003 from the prior year fiscal quarter.  As a percentage of revenue, general and administrative expenses increased to 19.0% in the first quarter of fiscal 2003 from 17.0% in the prior year quarter.  This unfavorable percentage increase was the result of an increase in overhead costs combined with an 8.4% decline in revenues.  Salaries increased $142,000 over the prior year quarter largely due to the addition of a Director of Operations and other supervisory personnel for the Company owned retail stores.  Provision for bonuses declined by $121,000 from the prior year quarter. Higher premiums increased the cost of director’s and officer’s insurance by $37,000 over last year’s first quarter.

Interest Expense and Other, Net.  Interest expense and other, net decreased by $25,000 to $57,000 for the twelve weeks ended September 24, 2003 from the prior year period.  This decrease is primarily due to lower market interest rates and, to a lesser degree, a 12.5% reduction in total long-term debt from $3,000,000 at September 25, 2002 to $2,624,000 at September 24, 2003, and a 20.4% reduction in our capital lease obligations from $869,000 at September 25, 2002 to $692,000 at September 24, 2003.

Financial Condition, Liquidity and Capital Resources.

Current Financial Condition.  At September 24, 2003, we had working capital of $524,000, as compared to working capital of $1,207,000 as of July 2, 2003, and working capital of $619,000 as of September 25, 2002.  Purchases of fixed assets and decreases in revenues during the current fiscal quarter, resulted in reduced available working capital.

Cash Flows.  Cash used in operating activities for the twelve weeks ended September 24, 2003 totaled $13,000 as compared with $167,000 in net cash provided by operating activities for the twelve weeks ended September 25, 2002.  Operations typically do not generate substantial cash flow in the first fiscal quarter due to seasonal lows in revenues and high inventory build-up in preparation for the second fiscal quarter, which includes the holiday season.  Other factors affecting cash flow are more fully discussed in the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying financial statements.

Net cash used in investing activities for the twelve weeks ended September 24, 2003 totaled $488,000 as compared with net cash used of $54,000 for the twelve weeks ended September 25, 2002. During the twelve weeks ended September 24, 2003, net cash used in investing activities included  $502,000 used for property and equipment expenditures, which consisted of $200,000 in new roasting plant equipment and approximately $302,000 in store remodeling and improvements.

Net cash used in financing activities for the twelve weeks ended September 24, 2003 totaled $361,000 as compared to the $272,000 in net cash used in financing activities for the twelve weeks ended September 25, 2002. For both periods the net cash used in financing activities consisted of repayment of long-term debt and capital leases.

Bank Revolving Working Capital and Letter of Credit Facility.  We have a $675,000 revolving working capital and letter of credit facility.  The working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time.  Letters of credit are subject to a sub-limit of $250,000. At September 24, 2003, there were no draws against the working capital facility and one letter of credit in the amount of $179,000 was outstanding.

For additional information regarding our banking relationship and further details of the revolving working capital and letter of credit facility please refer to the accompanying Unaudited Condensed Consolidated Financial Statements and related notes.

Other Commitments.  The following represents a comprehensive list of our contractual obligations and commitments as of September 24, 2003:

	Payments Due by Period
	Total	2004	2005	2006	2007	2008	Thereafter
	(In thousands)
Note payable	$2,624	$1,517	$817	$290	$—	$—	$—
Capital leases	692	178	146	60	23	24	261
Company operated retail locations and other operating leases	18,784	4,655	3,849	2,872	2,020	1,549	3,839
Franchise operated retail locations operating leases	18,991	5,283	4,147	3,049	2,428	1,683	2,401
Green coffee commitments	2,546	1,630	916	—	—	—	—
	$43,637	$13,263	$9,875	$6,271	$4,471	$3,256	$6,501

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices.  Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.  Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 119 franchise locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master leases. Our maximum theoretical future exposure at September 24, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $18,991,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations, or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

On August 1, 2003, we executed a seven-year lease for a new home office facility, with a base rent amount of $27,000 per month, which became effective in October 2003.  On September 10, 2003, we executed a three-year lease for a secondary warehouse, with a base rent amount of $5,000 per month, which became effective in October 2003.

Critical Accounting Policies.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts.  The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, allowance for bad debt reserves, assets held for sale, fixed asset lives, goodwill, intangible assets, income taxes, self-insurance and workers’ compensation reserves, store closure reserves, and contingencies. We believe that the following represent our critical accounting policies and estimates used in the preparation of our consolidated financial statements. The following discussion, however, does not list all of our accounting policies and estimates.

Revenue Recognition - Franchise Operations.  Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time we have performed our obligations related to such fees.  Fees received pursuant to area development agreements, which grant the right to develop franchised units in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised units subject to the development agreements begin operations. In light of our revenue recognition policies, we have little or no control over when we recognize revenue related to these initial franchise fees and area development fees.  We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make required payments to us.  Additionally, we cease recording royalties from franchisees that are delinquent in paying us until we have a history of payments being made when due.  If sales or economic conditions worsen for our franchisees, their financial performance may worsen, our collection rates may decline, and we may be required to assume their responsibility for real property lease payments.

Valuation of Long- Lived Assets.  We evaluate the carrying value of assets for impairment when the operations of one or more of our brands experience a negative event, including, but not limited to, a significant downturn in sales, a substantial loss of customers, an unfavorable change in demographics, or unit closures.  Upon the occurrence of a negative event, we estimate the future undiscounted cash flows for the individual units that are affected by the negative event.  If the projected cash flows do not exceed the carrying value of the assets allocated to each unit, we write-down the assets to fair value based on:  the estimated net proceeds we believe we can obtain for the unit upon sale, the discounted projected cash flows derived from the unit, or the historical net proceeds obtained from sales of similar units.  The most significant assumptions in our analysis are those used when we estimate a unit’s future cash flows.  We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information.  If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated.

Goodwill.  Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our goodwill impairment analysis uses estimates and assumptions in order to determine the fair value of our reporting units, including estimating future cash flows, determining appropriate discount rates and other assumptions. As a result of our changes in executive management during fiscal 2003, we reviewed our competitive position in certain markets in order to better align our resources with our growth strategy.  As a result of this review, we modified certain assumptions used in our goodwill impairment test.  If our assumptions are incorrect, the carrying value of our goodwill may be understated or overstated. Our annual impairment measurement date is our fiscal year end.

Store Closure Reserves.   We decide whether to close a unit based on its recent cash flows and its future estimated profitability.  We evaluate each unit’s performance each financial period.  When units perform poorly, we consider the demographics of the location as well as our ability to cause an unprofitable unit to become profitable. Based on management’s judgment, we estimate the future cash flows of the unit.  If we determine that the unit will not be profitable, and there are no contractual requirements that require us to continue to operate the unit, we close the unit.  We establish a reserve for the net present value of the unit’s future rents and other fixed costs.  The most significant assumptions we make in determining store closure reserves are assumptions regarding the estimated costs to maintain vacant properties or terminate leases.  Additionally, the amount of the reserve established for future lease payments on leased vacant units is dependent on our ability to successfully negotiate early termination lease agreements with our landlords.  If the costs to maintain properties rise or if it takes longer than anticipated to sell properties or terminate leases, we may need to record additional reserves.

Item 3.           Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk.  We are exposed to market risk from changes in interest rates on our outstanding bank debt.  At September 24, 2003, we had $1,700,000 in bank debt that was tied to changes in short term interest rates. At the end of our first fiscal quarter of fiscal 2004, the interest rate was the LIBOR rate plus 3.25%.  The rate can be fixed over periods ranging from one to six months, at our discretion.  At September 24, 2003, a hypothetical 100 basis point increase in the adjusted LIBOR rate would result in additional interest expense of $17,000 on an annualized basis.

Commodity Price Risk.  Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions.  To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee.  To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price.  At September 24, 2003, we had commitments to purchase coffee through fiscal year 2005 totaling $2,546,000 for 1,985,000 pounds of green coffee, all of which were fixed as to price.  The coffee scheduled to be delivered to us in this fiscal year pursuant to these commitments will satisfy approximately 39% of our anticipated green coffee requirements for this fiscal year.  Assuming we require approximately 1,400,000 additional pounds of green coffee during 2004 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $14,000 of additional cost.  However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 4.           Controls and Procedures.

(a)  As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to Diedrich Coffee (including our subsidiaries) required to be included in our periodic SEC filings.

(b)  There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the twelve-week period ending September 24, 2003, we were not a party to any material legal proceedings.

Item 6.           Exhibits and Reports on Form 8-K.

(a)          Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc.(1)
3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)
3.2	Bylaws of the Company(3)
4.1	Specimen Stock Certificate(4)
4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP(5)
4.3

Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP(5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)
4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(6)
4.6	Form of Warrant, dated May 8, 2001(2)
4.7	Registration Rights Agreement, dated May 8, 2001(2)
4.8	Form of Warrant Agreement with Nuvrty, Inc., Ocean Trust, and Grandview Trust(7)
4.9	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(8)
10.1	Form of Indemnification Agreement(5)
10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(9)*
10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(10)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(11)*
10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(12)*
10.6	Reserved.
10.7	Form of Gloria Jean’s Franchise Agreement
10.8	Form of Diedrich Coffee, Inc. Area Development Agreement
10.9	Form of Diedrich Coffee, Inc. Franchise Agreement
10.10	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)
10.11	Form of Guaranty(13)
10.12	Form of Guarantor Security Agreement(13)
10.13	Form of Supplemental Security Agreement (Trademarks)(13)
10.14	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)
10.15	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective December 17, 2002(14)
10.16	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003(15)
10.17	Third Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective July 1, 2003(16)
10.18	Fourth Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective October 1, 2003
10.19	Reserved.
10.20	Employment Agreement with Roger M. Laverty, dated April 24, 2003(15)*
10.21	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(15)*
10.22	Reserved.
10.23	Form of Employment Agreement with Martin R. Diedrich, dated June 29, 2001(17)*
10.24	Employment Agreement with Matthew McGuinness, effective March 13, 2000(18)*
10.25	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001*
10.26	Employment Letter regarding the employment of Michael Zorehkey, dated February 3, 2000*
10.27	Employment Letter regarding the employment of Carl Mount dated October 29, 1999(19)*
10.28	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch(15)*
10.29	Reserved.
10.30	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(16)
10.31	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(16)
10.32	Reserved.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

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

(2)                      Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)                      Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.

(4)                      Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)                      Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.

(6)                      Previously filed as Appendix B to Diedrich Coffee’ Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

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

(9)                      Previously filed as Appendix A to Diedrich Coffee’s Definitive Proxy Statement, filed with the Securities and Exchange Commission October 25, 2001.

(10)                Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(11)                Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(12)                Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996 and declared effective on September 11, 1996.

(13)                Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(14)                Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 18, 2002, filed with the Securities and Exchange Commission on January 31, 2003.

(15)                Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(16)                Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(17)                Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(18)                Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(19)                Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(b)         Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2003	DIEDRICH COFFEE, INC.

/s/ Roger M. Laverty
Roger M. Laverty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Martin A. Lynch
Martin A. Lynch
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.7	Form of Gloria Jean’s Franchise Agreement

10.8	Form of Diedrich Coffee, Inc. Area Development Agreement

10.9	Form of Diedrich Coffee, Inc. Franchise Agreement

10.18	Fourth Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective October 1, 2003

10.25	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001

10.26	Employment Letter regarding the employment of Michael Zorehkey, dated February 3, 2000

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002