Form 10-Q
period 2003-12-17
DIEDRICH COFFEE INC
filed 2004-01-30
CIK 947661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 17, 2003

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

As of January 27, 2004, there were 5,161,263 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.
INDEX

i

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 17, 2003	July 2, 2003

Assets
Current assets:
Cash	$1,535,000	$2,625,000
Accounts receivable, less allowance for doubtful accounts of $1,579,000 at December 17, 2003 and $1,375,000 at July 2, 2003	3,243,000	2,454,000
Inventories	2,922,000	2,611,000
Current portion of notes receivable	61,000	58,000
Prepaid expenses	754,000	901,000
Total current assets	8,515,000	8,649,000
Restricted cash	883,000	—
Property and equipment, net	7,077,000	7,052,000
Goodwill	10,190,000	10,190,000
Notes receivable	158,000	182,000
Other assets	519,000	469,000
Total assets	$27,342,000	$26,542,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$171,000	$185,000
Current installments of long-term debt	1,517,000	1,459,000
Accounts payable	2,894,000	2,108,000
Accrued compensation	1,648,000	1,307,000
Accrued expenses	791,000	738,000
Franchisee deposits	663,000	671,000
Deferred franchise fee income	844,000	549,000
Accrued provision for store closure	183,000	425,000
Total current liabilities	8,711,000	7,442,000
Obligations under capital leases, excluding current installments	478,000	542,000
Long term debt, excluding current installments	854,000	1,491,000
Deferred rent	468,000	478,000
Total liabilities	10,511,000	9,953,000
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at December 17, 2003 and July 2, 2003	52,000	52,000
Additional paid-in capital	58,036,000	58,036,000
Accumulated deficit	(41,257,000)	(41,499,000)
Total stockholders’ equity	16,831,000	16,589,000
Commitments and contingencies
Total liabilities and stockholders’ equity	$27,342,000	$26,542,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Twelve Weeks Ended December 17, 2003	Twelve Weeks Ended December 18, 2002	Twenty-Four Weeks Ended December 17, 2003	Twenty-Four Weeks Ended December 18, 2002
Net revenue:
Retail sales	$7,571,000	$8,329,000	$14,444,000	$16,186,000
Wholesale and other	4,833,000	5,163,000	7,707,000	8,198,000
Franchise revenue	1,848,000	1,476,000	3,411,000	2,930,000
Total revenue	14,252,000	14,968,000	25,562,000	27,314,000

Costs and expenses:
Cost of sales and related occupancy costs	6,745,000	7,288,000	11,855,000	13,000,000
Operating expenses	3,991,000	4,166,000	7,683,000	8,194,000
Depreciation and amortization	440,000	461,000	1,028,000	906,000
General and administrative expenses	2,374,000	2,134,000	4,525,000	4,230,000
Provision for asset impairment and restructuring costs	90,000	106,000	94,000	106,000
(Gain) loss on asset disposals	—	18,000	—	(2,000)
Total costs and expenses	13,640,000	14,173,000	25,185,000	26,434,000

Operating income	612,000	795,000	377,000	880,000

Interest expense	(73,000)	(70,000)	(136,000)	(163,000)

Interest and other income, net	5,000	13,000	11,000	24,000

Income before income tax provision	544,000	738,000	252,000	741,000

Income tax provision	1,000	26,000	10,000	39,000

Net income	$543,000	$712,000	$242,000	$702,000

Net income per share – basic	$0.11	$0.14	$0.05	$0.14

Net income per share – diluted	$0.10	$0.14	$0.05	$0.14

Number of shares used in per share computations:
Basic	5,161,000	5,161,000	5,161,000	5,161,000
Diluted	5,211,000	5,255,000	5,186,000	5,199,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-Four Weeks Ended December 17, 2003	Twenty-Four Weeks Ended December 18, 2002
Cash flows from operating activities:
Net income	$242,000	$702,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,028,000	906,000
Amortization of loan fees	39,000	45,000
Provision for bad debt	218,000	48,000
Provision for inventory obsolescence	143,000	(9,000)
Provision for asset impairment	90,000	106,000
Provision for (benefit from) store closure	(70,000)	20,000
Gain on disposal of assets	—	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,007,000)	(1,488,000)
Inventories	(454,000)	(207,000)
Prepaid expenses	147,000	97,000
Other assets	(92,000)	(135,000)
Accounts payable	786,000	461,000
Accrued compensation	341,000	(13,000)
Accrued expenses	53,000	102,000
Accrued provision for store closure	(172,000)	(154,000)
Deferred franchise income and franchisee deposits	287,000	69,000
Deferred rent	(10,000)	(4,000)
Net cash provided by operating activities	1,569,000	544,000
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,146,000)	(343,000)
Proceeds from disposal of property and equipment	6,000	275,000
Payments received on notes receivable	21,000	23,000
Net cash used in investing activities	(1,119,000)	(45,000)
Cash flows from financing activities:
Restricted cash	(883,000)	—
Payments on long-term debt	(579,000)	(526,000)
Payments on capital lease obligations	(78,000)	(95,000)
Net cash used in financing activities	(1,540,000)	(621,000)

Net decrease in cash	(1,090,000)	(122,000)
Cash at beginning of period	2,625,000	2,233,000
Cash at end of period	$1,535,000	$2,111,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$56,000	$108,000
Income taxes	$10,000	$41,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 17, 2003
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

Stock Option Plans

The Company applies the intrinsic value-method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  The Company has adopted the disclosure provisions of SFAS No. 123 and continues to follow APB 25 for stock-based employee compensation.

Pro forma net income (loss) and pro forma net income (loss) per share, as if the fair value-based method of SFAS 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
Pro Forma	December 17, 2003	December 18, 2002	December 17, 2003	December 18, 2002
Net income	$543,000	$712,000	$242,000	$702,000
Stock based employee compensation expense included in reported net loss	—	—	—	—
SFAS 123 option expense	(226,000)	(172,000)	(386,000)	(228,000)
Pro forma net income (loss)	$317,000	$540,000	$(144,000)	$474,000
Basic and diluted income (loss) per share	$0.06	$0.10	$(0.03)	$0.09

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	TWELVE AND TWENTY-FOUR WEEKS ENDED
	December 17, 2003	December 18, 2002

Risk free interest rate	2.57%	2.57%
Expected life	6 years	6 years
Expected volatility	99%	99%
Expected dividend yield	0%	0%

Reclassifications

Certain reclassifications have been made to the December 18, 2002 consolidated financial statements to conform to the December 17, 2003 presentation.

2.                                       INVENTORIES

Inventories consist of the following:

	December 17, 2003	July 2, 2003

Unroasted coffee	$962,000	$1,034,000
Roasted coffee	763,000	572,000
Accessory and specialty items	229,000	163,000
Other food, beverage and supplies	968,000	842,000
	$2,922,000	$2,611,000

3.                                       LONG-TERM DEBT

Long-term debt consists of the following:

	December 17, 2003	July 2, 2003
Term Loan
Note payable bearing interest at a rate of 3.25% over LIBOR, or 4.45% as of December 17, 2003, and payable in monthly installments of $100,000 plus interest. Due March 31, 2005. Note is secured by the assets of the Company and the stock of its subsidiaries.	$1,500,000	$2,000,000
Packaging Equipment Note
Note payable bearing interest at a rate of 5.77% as of December 17, 2003 and payable in monthly installments of $26,000 plus interest. Due August 28, 2006. Note is secured by coffee packaging equipment and a restricted cash balance of $800,000 at December 17, 2003.	871,000	950,000
	2,371,000	2,950,000
Less: current installments	(1,517,000)	(1,459,000)
Long-term debt, excluding current installments	$854,000	$1,491,000

On September 3, 2002, the Company entered into a credit agreement (the “Credit Agreement”) with United California Bank, doing business as Bank of the West (“BOW”).  Two notes payable issued under the Credit Agreement are currently outstanding.  In addition, under the Credit Agreement, the Company has a revolving working capital and letter of credit facility.

The Company’s obligations under the Credit Agreement are secured by all of the Company’s assets, including the stock of each of its subsidiaries (each of which has guaranteed the Company’s obligations under the Credit Agreement), as well as all intangible assets it owns, including the intellectual property and trademark assets that the Company and its subsidiaries own.

In addition to the equipment purchased with the proceeds of the note, the Packaging Equipment Note is secured by a restricted cash balance on deposit with BOW equal to the lesser of $800,000 or the outstanding principal balance of the equipment term loan.  The restricted cash balance was $800,000 on December 17, 2003.

The Credit Agreement also provides the Company with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. The Company’s working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw-downs against the working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000.  The Company is permitted to draw funds against the working capital facility throughout the fiscal year and may repay amounts that it borrows under the working capital facility at any time. Therefore, the Company may be able to re-borrow such funds on a revolving basis (subject to restrictions).  The working capital facility matures on April 15, 2004 and the letter of credit facility matures on October 15, 2004.  Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by the Company immediately upon the date of such payment by BOW.  As of December 17, 2003, BOW had issued one letter of credit for $179,000.

In October 2003, BOW provided the Company with an additional facility for issuance of up to $250,000 of letters of credit.  The new facility provides that issued letters of credit are to be secured by restricted cash balances of an equal amount maintained on deposit with BOW.  As of December 17, 2003, BOW had issued one letter of credit for $83,000 under this facility.

The Company is subject to a number of restrictions under the Credit Agreement, as amended.  These include limitations on the Company’s ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon the Company’s assets, and pay dividends on or repurchase its common stock. The Company must also maintain compliance with agreed-upon financial covenants that require the Company to maintain a specified minimum dollar value level of tangible net worth, maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters and certain minimum ratios of cash flow to debt service obligations, maintain a specified minimum level of profitability, limit the amount of indebtedness it may have outstanding in relation to its tangible net worth, and require the Company to maintain restricted cash balances on deposit with BOW equal to the lesser of $800,000 or the outstanding principal balance of its equipment term loan.  As of December 17, 2003 the Company was in compliance with these covenants.

Maturities of long-term debt for years subsequent to December 17, 2003 are as follows:

Fiscal Year
2004	$1,517,000
2005	617,000
2006	237,000
Total long-term debt	$2,371,000

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

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Year ended July 2, 2003	$581,000	$193,000	$(116,000)	$(233,000)	$425,000

Twenty-four weeks ended December 17, 2003	$425,000	$36,000	$(106,000)	$(172,000)	$183,000

For the twenty-four weeks ended December 17, 2003, the $36,000 charged to expense was comprised of a $31,000 charge to cost of sales and related occupancy costs, a $4,000 charge to the provision for asset impairment, and a $1,000 charge to general and administrative expense. These charges primarily related to negotiated lease settlements finalized during the first quarter of fiscal 2004.  Also included in the provision for store closure was a benefit of $106,000, which reduced cost of sales and related occupancy costs due to a favorable lease settlement of a closed location.

5.                                       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended December 17, 2003	Twelve Weeks Ended December 18, 2002	Twenty-Four Weeks Ended December 17, 2003	Twenty-Four Weeks Ended December 18, 2002
Numerator:
Net income	$543,000	$712,000	$242,000	$702,000
Denominator:
Basic weighted average shares outstanding	5,161,000	5,161,000	5,161,000	5,161,000

Effect of dilutive securities	50,000	94,000	25,000	38,000

Diluted adjusted weighted average shares	5,211,000	5,255,000	5,186,000	5,199,000

Basic net income per share	$0.11	$0.14	$0.05	$0.14

Diluted net income per share	$0.10	$0.14	$0.05	$0.14

Of the 973,000 options outstanding as of December 17, 2003, 445,000 and 548,000 were excluded from the calculation of diluted net loss per share for the twelve weeks and twenty-four weeks, respectively, as their inclusion would have been anti-dilutive.  Further, all of the 518,000 warrants to purchase shares of common stock outstanding during the twelve weeks and twenty-four weeks ended December 17, 2003 were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.  Of the 658,000 options outstanding as of December 18, 2002, 177,000 and 478,000 were excluded from the calculation of diluted net loss per share for the twelve weeks and twenty-four weeks, respectively, as their inclusion would have been anti-dilutive.  Further, all of the 730,000 warrants to purchase shares of common stock outstanding during the twelve weeks and twenty-four weeks ended December 18, 2002 were excluded from the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

6.                                       SEGMENT AND RELATED INFORMATION

The Company has three reportable segments:  retail operations, wholesale operations and franchise operations.  The Company evaluates performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  Other identifiable assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property and equipment.  The other component of segment profit before tax includes corporate general and administrative expenses, depreciation and amortization expense and interest expense.

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 17, 2003	December 18, 2002	December 17, 2003	December 18, 2002
Revenue:
Retail	$7,571,000	$8,329,000	$14,444,000	$16,186,000
Wholesale	4,833,000	5,163,000	7,707,000	8,198,000
Franchise	1,848,000	1,476,000	3,411,000	2,930,000

Total revenue	$14,252,000	$14,968,000	$25,562,000	$27,314,000

Interest expense:
Retail	$9,000	$11,000	$14,000	$19,000
Wholesale	—	—	—	—
Franchise	10,000	14,000	21,000	28,000
Other	54,000	45,000	101,000	116,000

Total interest expense	$73,000	$70,000	$136,000	$163,000

Depreciation and amortization:
Retail	$259,000	$322,000	$531,000	$628,000
Wholesale	127,000	71,000	265,000	146,000
Franchise	1,000	5,000	3,000	10,000
Other	53,000	63,000	229,000	122,000

Total depreciation and amortization	$440,000	$461,000	$1,028,000	$906,000

Segment profit before income tax provision:
Retail	$455,000	$457,000	$616,000	$797,000
Wholesale	877,000	804,000	1,306,000	1,291,000
Franchise	1,660,000	1,733,000	3,110,000	3,102,000
Other	(2,448,000)	(2,256,000)	(4,780,000)	(4,449,000)

Total segment profit before income tax provision	$544,000	$738,000	$252,000	$741,000

	December 17, 2003	July 2, 2003
Identifiable assets:
Retail	$5,643,000	$5,567,000
Wholesale	6,334,000	5,584,000
Franchise	1,592,000	1,373,000
Other	3,583,000	3,828,000

Tangible assets	17,152,000	16,352,000

Goodwill - Retail	1,267,000	1,267,000
Goodwill - Wholesale	6,311,000	6,311,000
Goodwill - Franchise	2,612,000	2,612,000

Total assets	$27,342,000	$26,542,000

7.                                       LEASE CONTINGENCIES

We are liable on the master leases for 118 franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, the Company would be required to make all payments under the master leases. The Company’s maximum theoretical future exposure at December 17, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $18,186,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

•            our franchisees’ adherence to our practices, policies and procedures;

•            the impact of competition; and

•            the availability of working capital.

Foreseeable risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors and Trends Affecting Diedrich Coffee and Its Business” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2003 and in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revision of the forward-looking statements. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc.

General.

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer.  We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee, and accessories through our Company operated and franchised retail locations.  We also sell whole bean and ground coffees on a wholesale basis through a network of distributors in the office coffee service (“OCS”) market, and to other wholesale customers, including restaurant chains and other retailers.  Our brands include Diedrich Coffee, Gloria Jean’s Coffees and Coffee People.  As of December 17, 2003, Diedrich Coffee owned and operated 59 retail locations and franchised 397 other retail locations under these brands, for a total of 456 retail coffee outlets. Our retail units are located in 35 states and 13 foreign countries.  As of December 17, 2003, we also have over 460 wholesale accounts with OCS distributors, chain and independent restaurants and others.  In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

Retail Outlets

Our retail outlet distribution channel can be divided into two sub-channels, each with its own distinct business model, including differences in revenue and cost structure, overhead, and capital requirements.  These two retail sub-channels are Company operated retail outlets and franchised retail outlets.  We view retail outlets as a single distribution channel, despite the differences noted above, primarily because our retail customers do not make any distinction between Company and franchise operated locations.  The critical success factors are, therefore, the same for each type of retail location, whether Company operated or franchised: quality of product, service, and atmosphere.  The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us in our roles as both an operator and franchiser of retail outlets.  Furthermore, the potential contribution of any given outlet to which we provide coffee, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

Presently, our largest brand is Gloria Jean’s and approximately 97% of Gloria Jean’s retail units are franchised. Gloria Jean’s retail units are located throughout the United States and in 13 foreign countries. Our Diedrich Coffee brand has a higher concentration of Company operated units, with 78% of retail locations operated by us. Diedrich Coffee units are located primarily in Orange County, California, although there are a number of Diedrich locations in Denver, Houston, and elsewhere in the United States. We also operate retail coffee outlets under a third brand, Coffee People, which are 100% Company operated at this time. Our Coffee People outlets are all located in Portland, Oregon.

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each over the twenty-four weeks ended December 17, 2003, is set forth below:

	Units at July 2, 2003	Opened	Closed	Net transfers between the Company and Franchise	Units at December 17, 2003
Gloria Jean’s Brand
Company Operated	11	—	(1)	2	12
Franchise – Domestic	143	4	(4)	(2)	141
Franchise – International
Australia	142	31	—	—	173
Far East/Asia (1)	18	1	—	—	19
Mexico	15	3	—	—	18
Other (2)	31	10	(2)	—	39
Total Franchise - International	206	45	(2)	—	249
Subtotal Gloria Jean’s	360	49	(7)	—	402

Diedrich Coffee Brand
Company Operated	25	—	—	—	25
Franchise – Domestic	10	—	(3)	—	7
Subtotal Diedrich	35	—	(3)	—	32

Coffee People Brand
Company Operated	22	—	—	—	22
Total	417	49	(10)	—	456

(1)                                  Includes Japan and Korea.

(2)                                  Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines,  United Arab Emirates and Thailand.

Wholesale Distribution

We currently have over 460 wholesale accounts not affiliated with our retail locations that purchase coffee from us under both the Diedrich Coffee and Gloria Jean’s brands. Our current wholesale accounts are in the Office Coffee Supply market, chain restaurants, independent restaurants, other hospitality industry enterprises and specialty retailers.  Additionally, except for our franchisees in Australia and Mexico, our franchise agreements require both Diedrich Coffee and Gloria Jean’s franchisees to purchase substantially all of their coffee from us.

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

Results of Operations.

Twelve Weeks Ended December 17, 2003, Compared with the Twelve Weeks Ended December 18, 2002

Total Revenue.  Total revenue for the twelve weeks ended December 17, 2003 decreased by $716,000, or 4.8%, to $14,252,000 from $14,968,000 for the twelve weeks ended December 18, 2002. This decrease was attributable to decreases in retail, wholesale and other sales, slightly offset by an increase in franchise revenue.  Each component is discussed below.

The mix of Company owned and franchised stores and the mix of domestic and international stores continues to change.  Since the beginning of the second fiscal quarter of 2003, Company owned stores have declined by eight units and franchised stores have increased by 78 units.  Domestic stores have declined by 24 units and international stores have grown by 94 units.  These changes impact our retail sales and franchise revenue results because, among other matters, sales and operating expenses are reported for Company stores, but only fees from franchisees are reported for franchise units.  In addition, domestic franchise fees are at higher rates than international franchise fees, and coffee is sold to domestic franchise stores, but not to the majority of our international franchise stores.  Therefore, although the new store growth is much stronger in international franchises, per store franchise fees increase more slowly than domestic per store franchise fees and manufacturing sales and profitability is generally not affected by the new international store growth.

Retail sales for the twelve weeks ended December 17, 2003 decreased by $758,000, or 9.1%, to $7,571,000 from $8,329,000 in the prior year period.  This decrease primarily represented the net impact of several factors. First, the number of Company stores decreased in the current year versus the earlier period because of the closure or sale of 10 Company operated locations since the beginning of the prior year period. The reduction in retail sales from the sale or closure of these coffeehouses was approximately $1,017,000. This decrease was partially offset by an increase in retail sales of approximately $180,000, a 2.5% increase in comparable store sales for Company operated units during the quarter, as well as a $79,000 increase in retail sales from our internet website.

Wholesale revenue decreased $330,000, or 6.4%, for the twelve weeks ended December 17, 2003, to $4,833,000 from $5,163,000 in the prior year period.  This decrease was primarily the combined result of the following factors:

Wholesale revenue from franchisees.  Sales of roasted coffee to our franchisees decreased $580,000, or 17.8%, for the twelve weeks ended December 17, 2003, which was primarily the result of disappointing sales of the holiday gift pack inventories and to an extent, the net impact of a 12 unit decrease in the number of domestic franchises compared to the beginning of the prior year quarter, and a 2.6% decrease in Gloria Jean’s domestic franchise comparable store sales for the quarter. The unfavorable same store sales for the quarter is another indication of the disappointing sales results with respect to holiday gift packs.

Keurig “K-cup” and other OCS sales.  Keurig and other Office Coffee Service sales increased by $265,000 to $1,752,000 for the twelve weeks ended December 17, 2003, a 17.8% increase over the prior year quarter.

Coffee sales to independent and chain restaurants and specialty retailers.  Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased by $29,000, or 6.8%, versus the prior year quarter because we decreased focus on this less profitable wholesale segment.

Franchise revenue increased by  $372,000, or 25.2%, for the twelve weeks ended December 17, 2003 to $1,848,000 from $1,476,000 in the prior year period.  Franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The increase in franchise revenue was the result of very strong growth in our international franchise operations and an increase in domestic revenue, which is attributable to unusually low revenue in the prior year quarter.  Revenues from our Australia franchisee accounted for $422,000, or 22.8%, of total franchise revenue for the second quarter of the current fiscal year.

Cost of Sales and Related Occupancy Costs.  Cost of sales and related occupancy costs for the twelve weeks ended December 17, 2003 decreased 7.5% to $6,745,000 from $7,288,000 in the prior year period.  On a margin basis, cost of sales and related occupancy costs improved from 48.7% of total sales in the prior year period to 47.3% in the current year period.  As a percent of total retail and wholesale sales, cost of sales and related occupancy costs increased to 54.4% for the twelve weeks ended December 17, 2003 from 54.0% for the twelve weeks ended December 18, 2002.  This unfavorable 0.4 margin basis point change was the net impact of an unfavorable 0.8 percentage point change in cost of sales, partially offset by a favorable 0.4 margin basis point change in occupancy costs.  Occupancy costs experienced a margin basis point improvement primarily due to a $106,000 favorable lease settlement involving one of our closed company coffeehouse locations.  Cost of sales as a percentage of total retail and wholesale sales increased slightly during the current quarter primarily due to excess capacity costs of the roasting plant and a $141,000 write-down of holiday gift pack inventories.

Operating Expenses.  Operating expenses for the twelve weeks ended December 17, 2003 declined by $175,000, or 4.2%, to $3,991,000 from  $4,166,000 in the prior year period.  Retail operating expenses as a percentage of retail sales increased from 44.0% in the prior year quarter to 46.1% in the current year quarter.  The percentage increase was due to an increase in marketing for our e-commerce program and planned additional in-store and supervisory labor.  Effective October 1, 2003, we became self-insured for workers compensation with a $250,000 deductible per occurrence and a program maximum for all claims of $750,000.  This change had no material impact in the current year quarter.  Wholesale operating expenses, as a percentage of wholesale sales, declined from 12.1% in the prior year second quarter to 7.2% in the current year quarter.  This decrease was due to the $157,000 decline in wholesale bad debt expense.  The prior year bad debt charge was substantial due to the bankruptcy of a major wholesale distributor.  Wholesale operating expenses also decreased in the current quarter by $54,000 due to the withdrawal from the grocery store distribution channel.  Growth of coffee sales through grocery markets never achieved anticipated levels and the long-running Southern California supermarket strike contributed to this segment of our wholesale business being unprofitable.  During the second quarter of the current fiscal year, the Company elected to exit this channel to focus on more profitable alternatives.  Franchise operating expense increased $286,000 in the current quarter, $285,000 of which was due to an increase in franchise bad debt expense.  This bad debt increase is primarily related to a $181,000 reduction of bad debt reserves in the prior year quarter due to favorable collections.

Depreciation and Amortization.  Depreciation and amortization decreased by $21,000 to $440,000 for the twelve weeks ended December 17, 2003 from $461,000 for the twelve weeks ended December 18, 2002.  This decrease was primarily due to reductions in depreciation related to the impairment of assets at one of our coffeehouse locations.

General and Administrative Expenses.  General and administrative expenses increased by $240,000, or 11.2%, to $2,374,000 for the twelve weeks ended December 17, 2003 from  $2,134,000 for the prior year quarter. On a margin basis, general and administrative expenses increased to 16.7% of total revenue in the second quarter of fiscal 2004 from 14.3% in the year ago quarter.  This 2.4 unfavorable margin basis point change was primarily related to salary and bonus increases due to the addition of an Executive Vice President of Development, a Director of Operations, and the fact that the Chief Executive Officer position was not filled for part of the prior year period.  Rent also increased by $57,000, primarily as a result of a sublease rental credit recorded in the prior year quarter.

Provision for Asset Impairment.  The second quarter of fiscal 2004 included a provision for asset impairment costs of  $90,000 as a result of the early termination of a Diedrich coffeehouse lease.  The second quarter of fiscal 2003 included a provision for asset impairment costs of $106,000 to reduce the carrying value of one coffeehouse.

Interest Expense and Other, Net.  Interest expense and other, net increased by $11,000 to $68,000 for the twelve weeks ended December 17, 2003. This increase is primarily due to an increase in loan fees recognized during the second quarter.

Income Tax Expense.  Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the twelve weeks ended December 17, 2003 and the prior year period. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between the twelve weeks ended December 17, 2003 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean's units, which are located in a variety of states. As of December 17, 2003 net operating loss carryforwards for federal and state income tax purposes of $33,422,000 and $18,471,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.  For the twelve weeks ended December 17, 2003, our valuation allowance decreased $101,000.

Twenty-Four Weeks Ended December 17, 2003, Compared with the Twenty-Four Weeks Ended December 18, 2002

Total Revenue.  Total revenue for the twenty-four weeks ended December 17, 2003 decreased by $1,752,000, or 6.4%, to  $25,562,000 from $27,314,000 for the twenty-four weeks ended December 18, 2002.  This decrease was attributable to decreases in retail and wholesale sales, partially offset by an increase in franchise revenue.  Each component is discussed below.

The mix of Company owned and franchised stores and the mix of domestic and international stores continues to change.  Since the beginning of the prior fiscal year, company stores have declined by 11 units and franchised stores have increased by 90 units.  Domestic stores have declined by 30 units and international stores have grown by 109 units.  These changes impact our retail sales and franchise revenue results because, among other matters, sales and operating expenses are reported for Company stores, but only fees from franchisees are reported for franchise units.  In addition, domestic franchise fees are at higher rates than international franchise fees, and coffee is sold to domestic franchise stores, but not to the majority of our international franchise stores.  Therefore, although the new store growth is much stronger in international franchises, per store franchise fees increase more slowly than domestic per store franchise fees and manufacturing sales and profitability is generally not affected by the new international store growth.

Retail sales for the twenty-four weeks ended December 17, 2003 decreased by $1,742,000, or 10.8%, to $14,444,000 from $16,186,000 for the prior year period.  This decrease primarily represented the combined impact of two factors.  First, the number of Company stores decreased in the current year because of the sale or closure of 13 Company-operated locations since the beginning of the prior year period. The reduction in retail sales from the sale or closure of these coffeehouses was approximately $1,761,000. Retail sales also declined by $82,000 due to a 1.0% decrease in comparable store sales for Company operated units.  A $101,000 increase in retail sales from our Internet website partially offset the overall decline.

Wholesale revenue decreased $491,000, or 6.0%, to $7,707,000 for the twenty-four weeks ended December 17, 2003 from $8,198,000 for the prior year period.  This decrease was primarily the combined result of the following factors:

Wholesale revenue from franchisees.  Sales of roasted coffee to our franchisees decreased $780,000, or 6.0%, for the twenty-four weeks ended December 17, 2003 primarily because of a 14 unit decrease in the number of domestic franchises compared to the prior year, along with negative year-to-year same store sales for Gloria Jean’s domestic franchise units of 1.2%. The negative same store sales for the quarter were primarily due to the weak sales of the holiday gift pack inventories.

Keurig “K-cup” and other OCS sales.  Keurig and other Office Coffee Service sales increased by $327,000 to $3,163,000 for the twelve weeks ended December 17, 2003, from $2,836,000 in the prior year period an 11.5% increase.

Coffee sales to independent and chain restaurants and specialty retailers.  Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased by $45,000, or 5.7%, versus the prior year period because of our decreased focus on this less profitable segment.

Franchise revenue increased by $481,000, or 16.4%, to $3,411,000 for the twenty-four weeks ended December 17, 2003 from $2,930,000 for the prior year period.  The increase in franchise revenue is due to several factors. Initial franchise fees and franchise renewal fees increased approximately $159,000 for the twenty-four weeks ended December 17, 2003 versus the prior year, primarily as a result of a dissolution settlement of $150,000 for the Malaysia franchise agreement. International franchise royalties increased  $364,000 over the prior year period.  Revenues from our Australia franchisee accounted for $908,000, or 26.6%, of total franchise revenue in the current year period.  Domestic royalties decreased $60,000 primarily because of the 14 unit reduction in domestic franchise stores and 1.2% franchisee negative same store sales due primarily to weakness in the current year holiday gift pack program.

Cost of Sales and Related Occupancy Costs.  Cost of sales and related occupancy costs for the twenty-four weeks ended December 17, 2003 were $11,855,000, a decrease of 8.8% on a 9.2% decline in retail and wholesale sales.   On a margin basis, cost of sales and related occupancy costs improved from 47.6% of total sales in the prior year period to 46.4% in the current year period.  As a percent of total retail and wholesale sales, cost of sales and related occupancy costs increased from 53.3% in the prior year period to 53.5% in the current year.  This 0.2 unfavorable margin basis point change was due to an unfavorable 0.2 cost of sales margin basis point change.  Occupancy costs as a percentage of total retail and wholesale sales remained constant at 7.3% for the current and prior year periods because a $106,000 favorable lease settlement involving one of our closed company coffeehouse locations recorded in the current year was offset by a favorable lease settlement of $149,000 recorded in the prior year period.  Cost of sales decreased slightly during the current year primarily due to excess capacity costs of the roasting plant and a $141,000 write-down of holiday gift pack inventories.

Operating Expenses.  Operating expenses for the twenty four weeks ended December 17, 2003 declined by $511,000, or 6.2%, to $7,683,000 from $8,194,000 in the prior year period.  Retail operating expenses as a percentage of retail sales increased from 44.6% in the prior year period to 46.8% in this year’s period.  This was largely due to planned additional in-store and supervisory labor.  Effective October 1, 2003, the Company became self-insured for workers compensation with a $250,000 deductible per occurrence and a program maximum for all claims of $750,000.  This change had no material impact in the current year period.  Wholesale operating expenses, as a percentage of wholesale sales, declined from 12.5% in the prior year period to 9.2% in this year’s first half.  This was due to a $157,000 decline in wholesale bad debt expense.  The prior year bad debt charge was substantial due to the bankruptcy of a major wholesale distributor.  Wholesale operating expenses in the current year also decreased by $59,000 as a result of our withdrawal from the grocery store distribution channel.  Growth of coffee sales through grocery markets never achieved anticipated levels and the long-running Southern California supermarket strike contributed to this segment of our wholesale business being unprofitable.  During the second quarter of the current fiscal quarter, the Company elected to exit this channel to focus on more profitable alternatives.  Franchise operating expense increased $286,000 in the current period, $285,000 of which was due to an increase in franchise bad debt expense.  This bad debt increase is primarily related to a $181,000 reduction of bad debt reserves in the prior year period due to favorable collections.

Depreciation and Amortization.  Depreciation and amortization increased by $122,000 to $1,028,000 for the twenty-four weeks ended December 17, 2003.  This increase was primarily due to the depreciation of the Keurig packaging equipment purchased during fiscal 2003 and the incremental capital expenditures related to the facility improvement program underway in the current year.

General and Administrative Expenses.  General and administrative expenses increased by $295,000, or 7.0%, to $4,525,000 for the twenty-four weeks ended December 17, 2003.  On a margin basis, general and administrative expenses increased to 17.7% of total revenue in the first half of fiscal 2004 from 15.5% in the prior year period.  This 2.2 unfavorable margin basis point change was primarily due to decreased total revenue and $177,000 of increased payroll costs.  The payroll increases included the addition of an Executive Vice President of Development, a Director of Operations and the fact that the Chief Executive Officer position was not filled for part of the prior year period.  Rents also increased $51,000 from the prior year due to a $50,000 sublease rental credit received in the first half of the prior year.

Provision for Asset Impairment.  The twenty-four weeks ended December 17, 2003 included a $90,000 impairment charge as a result of the early termination of a Diedrich coffeehouse lease and a $4,000 provision related to the closure of one coffeehouse.  Prior year results included a $106,000 provision to reduce the carrying value of one coffeehouse.

Interest Expense and Other, Net.  Interest expense and other, net decreased from $139,000 in the prior year to $125,000 for the twenty-four weeks ended December 17, 2003.  This decrease is due to a reduction in debt, and to a lesser extent, a reduction on our interest rate.

Income Tax Expense.  Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the twenty-four weeks ended December 17, 2003 and the prior year period. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between the twenty-four weeks ended December 17, 2003 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean's units, which are located in a variety of states. As of December 17, 2003 net operating loss carryforwards for federal and state income tax purposes of $33,422,000 and $18,471,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.  For the twenty-four weeks ended December 17, 2003, our valuation allowance decreased $101,000.

Financial Condition, Liquidity and Capital Resources.

Current Financial Condition.  At December 17, 2003, we had negative working capital of $196,000, compared to working capital of $1,207,000 at July 2, 2003.  This decrease was primarily due to an $800,000 restricted cash requirement imposed by the third BOW amendment, in addition to the $83,000 restricted cash requirement related to our outstanding letter of credit facility, as discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements.

On December 2, 2003, at the annual meeting of stockholders, the stockholders approved a proposal to enter into a transaction pursuant to which we may borrow up to $5 million from Sequoia Enterprises, LP (the “Lender”).  Our Chairman, Paul Heeschen, is the sole general partner of the Lender.  The Company is currently documenting the terms of a Contingent Convertible Note Purchase Agreement (the “Agreement”) which will provide for the issuance of one or more unsecured contingent convertible promissory notes (the “Notes”) with an aggregate principal amount not to exceed $5 million.  At our election, for a period of three years, we may issue to the Lender on the effective date of the Agreement, or on the first day of any fiscal quarter, one or more Notes having a minimum principal amount of $300,000 up to an aggregate principal amount of $5 million.  Interest on the Notes will accrue at a rate equal to LIBOR plus 3.30% per annum calculated on the basis of a 360 day year and actual days elapsed.  We will be required to make payments to the Lender monthly on the first day of each month.  Each monthly payment will be equal to the sum of (a) all accrued interest on each of the outstanding Notes for the prior month, plus (b) 1.67% of the outstanding aggregate principal amount of the Notes, plus (c) a commitment fee equal to 0.0833% of the difference between $5 million and the principal amount of all issued Notes.  The principal amount of the Notes plus any accrued and unpaid interest will be due on the earlier of a change in control or the third anniversary of the effective date of the Agreement.  The Agreement will contain customary financial covenants, including a restriction regarding the amount of additional debt we may incur, and customary events of default.

The Notes will be convertible into our common stock upon the occurrence of a change in control.  In addition, upon repayment of the amount of indebtedness evidenced by the Notes, we will be obligated to issue the Lender warrants to purchase shares of our common stock, which warrants will be exercisable upon the occurrence of a change in control.  Any warrants issued by us will only be exercisable immediately prior to a change of control and will expire and no longer be exercisable on the fourth anniversary of the effective date of the Agreement.  Additional details regarding the terms of the proposed facility can be found in the proxy statement for our 2003 annual meeting of stockholders.

Based upon the terms of the contingent convertible note purchase agreement, the existing BOW Credit Agreement, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash on hand, cash from operations, and funds available under our current and expected credit facilities will be sufficient to satisfy our working capital requirements for at least the next 12 months.

Cash Flows.  Cash provided by operating activities for the twenty-four weeks ended December 17, 2003 totaled $1,569,000 as compared with $544,000 for the twenty-four weeks ended December 18, 2002.  This improvement is the net result of many factors more fully enumerated in the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying financial statements.

Net cash used in investing activities for the twenty-four weeks ended December 17, 2003 totaled $1,119,000 as compared with $45,000 used for the twenty-four weeks ended December 18, 2002. During the twenty-four weeks ended December 17, 2003, $1,146,000 was used to invest in property and equipment in our store remodel project, our Castroville roasting facility and our home office facility. These expenditures were partially offset by $21,000 of payments received on notes receivable and $6,000 in proceeds from disposal of property and equipment.

Net cash used in financing activities for the twenty-four weeks ended December 17, 2003 totaled $1,540,000 as compared to $621,000 in net cash used in financing activities for the twenty-four weeks ended December 18, 2002. During the twenty-four weeks ended December 17, 2003, $883,000 of cash was restricted in accordance with the $800,000 restricted cash requirement imposed by the third BOW amendment, in addition to the $83,000 restricted cash requirement related to our outstanding letter of credit facility, as discussed above. For both periods the net cash used in financing activities consisted of repayment of long-term debt and capital leases.

Outstanding Debt and Financing Arrangements.  We have a $675,000 revolving working capital and letter of credit facility.  The total borrowings under the working capital facility and letters of credit are limited to a combined maximum of $675,000 outstanding at any time.  Letters of credit are subject to a sub-limit of $250,000.  We also have an additional $250,000 letter of credit facility.  At December 17, 2003, there were two letters of credit in the amounts of $179,000 and $83,000 outstanding under the two letter of credit facilities, and no draws against the working capital facility.

For additional information regarding our banking relationship and further details of the revolving working capital and letter of credit facility please refer to the accompanying Unaudited Condensed Consolidated Financial Statements and related notes.

Other Commitments.  The following represents a comprehensive list of our contractual obligations and commitments as of December 17, 2003:

	Payments Due by Period
	Total	2004	2005	2006	2007	2008	Thereafter
	(In thousands)
Note payable	$2,371	$1,517	$617	$237	$—	$—	$—
Capital leases	649	171	144	31	23	25	255
Company operated retail locations and other operating leases	17,379	4,363	3,674	2,529	1,819	1,316	3,678
Franchise operated retail locations operating leases	18,186	4,989	3,781	2,918	2,396	1,580	2,523
Green coffee commitments	2,638	1,589	1,049	—	—	—	—
	$41,223	$12,629	$9,265	$5,715	$4,238	$2,921	$6,456

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices.  Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.  Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 118 franchise locations. Under our historical franchising business model, we executed the master leases for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master leases. Our maximum theoretical future exposure at December 17, 2003, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $18,186,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

Store Closure Reserves.    We decide whether to close a unit based on its recent cash flows and its future estimated profitability.  We evaluate each unit’s performance each financial period.  When units perform poorly, we consider the demographics of the location as well as our ability to cause an unprofitable unit to become profitable. Based on management’s judgment, we estimate the future cash flows of the unit.  If we determine that the unit will not be profitable, and there are no contractual requirements that require us to continue to operate the unit, we close the unit.  We establish a reserve for the net present value of the unit’s future rents and other fixed costs.  The most significant assumptions that we make in determining store closure reserves are assumptions regarding the estimated costs to maintain vacant properties or terminate leases.  Additionally, the amount of the reserve established for future lease payments on leased vacant units depend upon our ability to successfully negotiate early termination lease agreements with our landlords.  If the costs to maintain properties rise or if it takes longer than anticipated to sell properties or terminate leases, we may need to record additional reserves.

Item 3.           Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk.  We are exposed to market risk from changes in interest rates on our outstanding bank debt.  At December 17, 2003, we had $1,500,000 in bank debt that was tied to changes in short term interest rates. At the end of our second fiscal quarter of fiscal 2004, the interest rate was the LIBOR rate plus 3.25%.  The rate can be fixed over periods ranging from one to six months, at our discretion.  At December 17, 2003, a hypothetical 100 basis point increase in the adjusted LIBOR rate would result in additional interest expense of $15,000 on an annualized basis.

Commodity Price Risk.  Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions.  To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee.  To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price.  At December 17, 2003, we had commitments to purchase coffee through fiscal year 2005 totaling $2,638,000 for 2,468,000 pounds of green coffee, all of which were fixed as to price.  The coffee scheduled to be delivered to us in this fiscal year pursuant to these commitments will satisfy approximately 90% of our anticipated green coffee requirements for this fiscal year.  Assuming we require approximately 155,000 additional pounds of green coffee during 2004 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $2,000 of additional cost.  However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the twenty-four week period ending December 17, 2003, we were not a party to any material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on December 2, 2003.  Peter Churm, Martin Diedrich, Lawrence Goelman, Paul Heeschen, Roger Laverty, Randy Powell and Richard Spencer were elected to the board of directors to serve until the next annual meeting.  Set forth below is a brief description of each matter voted upon at the annual meeting, together with the votes cast on each matter.

Election of Directors

The stockholders elected all of the director nominees named in the proxy statement.  The votes cast for each nominee and the votes withheld with respect to each nominee are set forth below:

Director Nominee	Votes For	Votes Withheld

Peter Churm	4,877,155	144,344

Martin Diedrich	4,366,139	695,350

Lawrence Goelman	4,338,835	692,654

Paul Heeschen	4,889,905	141,584

Roger Laverty	4,345,888	685,601

Randy Powell	4,929,251	102,238

Richard Spencer	4,932,489	99,000

Ratification of the Appointment of KPMG LLP

The stockholders ratified the appointment of KPMG LLP as our independent auditor for our fiscal year ending June 30, 2004.  The votes cast on the proposal are set forth below.

For	5,022,891

Against	7,330

Abstain	1,268

Approval of an amendment to the Diedrich Coffee, Inc. 2000 Equity Incentive Plan to increase the number of shares that may be issued under the plan

The stockholders approved an amendment to the Diedrich Coffee, Inc. 2000 Equity Incentive Plan to increase the number of shares that may be issued under the plan by 650,000.  The votes cast on the proposal are set forth below.

For:	2,894,073

Against:	922,586

Abstain:	865

Broker Non-Votes:	1,213,965

Approval of an amendment to the Diedrich Coffee, Inc. 2000 Equity Incentive Plan to increase the number of options granted to directors upon election and re-election to the board of directors

The stockholders approved an amendment to the Diedrich Coffee, Inc. 2000 Equity Incentive Plan to increase the number of options granted to directors upon election and re-election to the board of directors.  The votes cast on the proposal are set forth below.

For	2,992,331

Against	822,821

Abstain	2,372

Broker Non-Votes	1,213,965

Approval of the Stock Option Plan and Agreement with Roger M. Laverty

The stockholders approved the Stock Option Plan and Agreement with Roger M. Laverty.  The votes cast on the proposal are set forth below.

For	3,723,394

Against	81,385

Abstain	12,745

Broker Non-Votes	1,213,965

Approval of a financing transaction

The stockholders approved the issuance of one or more contingent convertible promissory notes with up to a $5 million aggregate principal amount in a financing transaction with one of our significant stockholders.  The votes cast on the proposal are set forth below.

For	1,424,913

Against	921,561

Abstain	1,471,050

Broker Non-Votes	1,213,965

Item 6.           Exhibits and Reports on Form 8-K.

(a)          Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc.(1)

3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)

3.2	Bylaws of the Company(3)

4.1	Specimen Stock Certificate(4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP(5)

4.3

Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP(5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(6)

4.6	Form of Warrant, dated May 8, 2001(2)

4.7	Registration Rights Agreement, dated May 8, 2001(2)

4.8	Form of Warrant Agreement with Nuvrty, Inc., Ocean Trust, and Grandview Trust(7)

4.9	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(8)

10.1	Form of Indemnification Agreement(5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(10)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(11)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(12)*

10.6	Reserved.

10.7	Form of Diedrich Coffee Franchise Agreement(20)

10.8	Form of Gloria Jean’s Franchise Agreement(20)

10.9	Form of Area Development Agreement(20)

10.10	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.11	Form of Guaranty(13)

10.12	Form of Guarantor Security Agreement(13)

10.13	Form of Supplemental Security Agreement (Trademarks)(13)

10.14	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.15	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective December 17, 2002(14)

10.16	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003(15)

10.17	Third Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective July 1, 2003(16)

10.18	Fourth Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective October 1, 2003 (20)

10.19	Reserved.

10.20	Employment Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.21	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.22	Reserved.

10.23	Form of Employment Agreement with Martin R. Diedrich, dated June 29, 2001(17)*

10.24	Employment Agreement with Matthew McGuinness, effective March 13, 2000(18)*

10.25	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001(20)*

10.26	Employment Letter regarding the employment of Michael Zorehkey, dated February 3, 2000(20)*

10.27	Employment Letter regarding the employment of Carl Mount dated October 29, 1999(19)*

10.28	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch(15)*

10.29	Reserved.

10.30	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(16)

10.31	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(16)

10.32	Reserved.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)                      Reserved.

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

(20)                Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(b)                                 Reports on Form 8-K.

On November 5, 2003, we furnished a Current Report on Form 8-K to report the financial results of our first fiscal quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 30, 2004	DIEDRICH COFFEE, INC.

/s/ Roger M. Laverty
Roger M. Laverty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Martin A. Lynch
Martin A. Lynch
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)