Form 10-Q
period 2004-03-10
DIEDRICH COFFEE INC
filed 2004-04-26
CIK 947661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 10, 2004

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

As of April 21, 2004 there were 5,161,260 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.
INDEX

i

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 10, 2004	July 2, 2003

Assets
Current assets:
Cash	$1,392,000	$2,625,000
Accounts receivable, less allowance for doubtful accounts of $1,181,000 at March 10, 2004 and $1,375,000 at July 2, 2003	2,433,000	2,454,000
Inventories	2,575,000	2,611,000
Current portion of notes receivable	71,000	58,000
Prepaid expenses	661,000	901,000
Total current assets	7,132,000	8,649,000
Restricted cash	957,000	—
Property and equipment, net	7,118,000	7,052,000
Goodwill	10,190,000	10,190,000
Notes receivable, excluding current portion	143,000	182,000
Other assets	496,000	469,000
Total assets	$26,036,000	$26,542,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$171,000	$185,000
Current installments of long-term debt	1,517,000	1,459,000
Accounts payable	2,030,000	2,108,000
Accrued compensation	1,837,000	1,307,000
Accrued expenses	734,000	738,000
Franchisee deposits	648,000	671,000
Deferred franchise fee income	794,000	549,000
Accrued provision for store closure	137,000	425,000
Total current liabilities	7,868,000	7,442,000
Obligations under capital leases, excluding current installments	440,000	542,000
Long term debt, excluding current installments	475,000	1,491,000
Deferred rent	490,000	478,000
Total liabilities	9,273,000	9,953,000
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at March 10, 2004 and July 2, 2003	52,000	52,000
Additional paid-in capital	58,036,000	58,036,000
Accumulated deficit	(41,325,000)	(41,499,000)
Total stockholders’ equity	16,763,000	16,589,000
Commitments and contingencies (notes 3, 4 and 7)
Total liabilities and stockholders’ equity	$26,036,000	$26,542,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Twelve Weeks Ended March 10, 2004	Twelve Weeks Ended March 12, 2003	Thirty-Six Weeks Ended March 10, 2004	Thirty-Six Weeks Ended March 12, 2003
Net revenue:
Retail sales	$7,281,000	$7,474,000	$21,725,000	$23,661,000
Wholesale and other	3,407,000	3,052,000	11,114,000	11,250,000
Franchise revenue	1,812,000	1,531,000	5,223,000	4,461,000
Total revenue	12,500,000	12,057,000	38,062,000	39,372,000

Costs and expenses:
Cost of sales and related occupancy costs	5,750,000	5,906,000	17,601,000	18,907,000
Operating expenses	3,868,000	3,898,000	11,550,000	12,092,000
Depreciation and amortization	513,000	421,000	1,541,000	1,327,000
General and administrative expenses	2,365,000	2,166,000	6,891,000	6,397,000
Provision for asset impairment and restructuring costs	—	(49,000)	94,000	57,000
(Gain) loss on asset disposals	5,000	(117,000)	5,000	(119,000)
Total costs and expenses	12,501,000	12,225,000	37,682,000	38,661,000

Operating income (loss)	(1,000)	(168,000)	380,000	711,000

Interest expense	(67,000)	(55,000)	(203,000)	(217,000)

Interest and other income, net	9,000	9,000	17,000	33,000

Income (loss) before income tax provision	(59,000)	(214,000)	194,000	527,000

Income tax provision	10,000	5,000	20,000	44,000

Net income (loss)	$(69,000)	$(219,000)	$174,000	$483,000

Net income (loss) per share – basic and diluted	$(0.01)	$(0.04)	$0.03	$0.09

Number of shares used in per share computations:
Basic	5,161,000	5,161,000	5,161,000	5,161,000
Diluted	5,161,000	5,161,000	5,189,000	5,196,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-Six Weeks Ended March 10, 2004	Thirty-Six Weeks Ended March 12, 2003
Cash flows from operating activities:
Net income	$174,000	$483,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,541,000	1,327,000
Amortization of loan fees	64,000	58,000
Provision for bad debt	253,000	228,000
Provision for inventory obsolescence	176,000	49,000
Provision for asset impairment and restructuring	90,000	57,000
Provision for (benefit from) store closure	(70,000)	36,000
Stock compensation expense	—	56,000
(Gain) loss on disposal of assets	5,000	(119,000)
Changes in operating assets and liabilities:
Accounts receivable	(232,000)	(725,000)
Inventories	(140,000)	(52,000)
Prepaid expenses	240,000	(122,000)
Other assets	(95,000)	(146,000)
Accounts payable	(78,000)	27,000
Accrued compensation	530,000	(93,000)
Accrued expenses	(4,000)	53,000
Accrued provision for store closure	(218,000)	(150,000)
Deferred franchise fee income and franchisee deposits	222,000	124,000
Deferred rent	12,000	(10,000)
Net cash provided by operating activities	2,470,000	1,081,000
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,706,000)	(613,000)
Proceeds from disposal of property and equipment	8,000	278,000
Payments received on notes receivable	26,000	31,000
Net cash used in investing activities	(1,672,000)	(304,000)
Cash flows from financing activities:
Restricted cash	(957,000)	—
Payments on long-term debt	(958,000)	(826,000)
Payments on capital lease obligations	(116,000)	(128,000)
Net cash used in financing activities	(2,031,000)	(954,000)

Net decrease in cash	(1,233,000)	(177,000)
Cash at beginning of period	2,625,000	2,233,000
Cash at end of period	$1,392,000	$2,056,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$133,000	$155,000
Income taxes	$20,000	$46,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 10, 2004
(UNAUDITED)

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A filed on October 3, 2003.

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

Stock Option Plans

The Company applies the intrinsic value-method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  The Company has adopted the disclosure provisions of SFAS No. 123 and continues to follow APB no. 25 for stock-based employee compensation.

Pro forma net income (loss) and pro forma net income (loss) per share, as if the fair value-based method of SFAS 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
Pro Forma	March 10, 2004	March 12, 2003	March 10, 2004	March 12, 2003
Net income (loss)	$(69,000)	$(219,000)	$174,000	$483,000
Stock based employee compensation expense included in reported net income (loss)	—	56,000	—	56,000
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(268,000)	(141,000)	(654,000)	(369,000)
Pro forma net income (loss)	$(337,000)	$(304,000)	$(480,000)	$170,000
Basic and diluted income (loss) per share	$(0.07)	$(0.06)	$(0.09)	$0.03

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	TWELVE AND THIRTY-SIX WEEKS ENDED
	March 10, 2004	March 12, 2003

Risk free interest rate	2.57%	2.57%
Expected life	6 years	6 years
Expected volatility	99%	99%
Expected dividend yield	0%	0%

Barter Transaction

At the end of the 2003 holiday period, in the Company’s second fiscal quarter, the Company recorded an impairment charge reducing holiday gift pack inventory to its net realizable value.  During the current quarter, the Company exchanged $67,000 of this impaired inventory for advertising barter credits valued by the barter provider in excess of the impaired inventory value.  The Company recorded the advertising credits as a prepaid expense at the $67,000 impaired net realizable value of the inventory exchanged.  Additionally, in accordance with Emerging Issues Task Force No. 99-17, “Accounting for Advertising Barter Transactions,” the Company accounted for this transaction as a sale, recording revenue and cost of sales of $67,000, leaving no net impact to income (loss).

Reclassifications

Certain reclassifications have been made to the March 12, 2003 condensed consolidated financial statements to conform to the March 10, 2004 presentation.

2.                                       INVENTORIES

Inventories consist of the following:

	March 10, 2004	July 2, 2003
Unroasted coffee	$905,000	$1,034,000
Roasted coffee	562,000	572,000
Accessory and specialty items	121,000	163,000
Other food, beverage and supplies	987,000	842,000
	$2,575,000	$2,611,000

3.                                       LONG-TERM DEBT

Long-term debt consists of the following:

	March 10, 2004	July 2, 2003
Term Loan
Note payable bearing interest at a rate of 3.25% over LIBOR, or 4.45%, as of March 10, 2004, and payable in monthly installments of $100,000 plus interest. Due March 31, 2005. Note is secured by the assets of the Company and the stock of its subsidiaries.	$1,200,000	$2,000,000
Packaging Equipment Note
Note payable bearing interest at a rate of 5.77% as of March 10, 2004 and payable in monthly installments of $26,000 plus interest. Due August 28, 2006. Note is secured by coffee packaging equipment and a restricted cash balance of $792,000 at March 10, 2004.	792,000	950,000
	1,992,000	2,950,000
Less: current installments	(1,517,000)	(1,459,000)
Long-term debt, excluding current installments	$475,000	$1,491,000

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

In addition to the equipment purchased with the proceeds of the note, the Packaging Equipment Note is secured by a restricted cash balance on deposit with BOW equal to the lesser of $800,000 or the outstanding principal balance of the equipment term loan.  The restricted cash balance was $792,000 on March 10, 2004.

The Credit Agreement also provides the Company with a $675,000 revolving working capital and letter of credit facility, subject to a number of restrictions. The Company’s working capital facility draws and letters of credit are limited to a combined maximum of $675,000 outstanding at any time. Furthermore, draw-downs against the working capital facility are subject to a sub-limit of $500,000, and letters of credit are subject to a sub-limit of $250,000.  The Company is permitted to draw funds against the working capital facility throughout the fiscal year and may repay amounts that it borrows under the working capital facility at any time. Therefore, the Company may be able to re-borrow such funds on a revolving basis (subject to restrictions).  The letter of credit facility matures on October 15, 2004 and the working capital facility matured on April 15, 2004.  The working capital facility was not renewed upon its April 15, 2004 maturity, and there were no outstanding amounts under this facility as of March 10, 2004.  Any payments made by BOW with regard to any letter of credit issued under the letter of credit facility must be repaid by the Company immediately upon the date of such payment by BOW.  As of March 10, 2004, BOW had issued one letter of credit under this facility for $179,000.

In October 2003, BOW provided the Company with an additional facility for issuance of up to $250,000 of letters of credit.  The new facility provides that issued letters of credit are to be secured by restricted cash balances of an equal amount maintained on deposit with BOW.  As of March 10, 2004, BOW had issued two letters of credit for a total of $165,000 under this facility.  The restricted cash balance was $165,000 on March 10, 2004.

The Company is subject to a number of restrictions under the Credit Agreement, as amended.  These include limitations on the Company’s ability to sell assets, make capital expenditures, incur additional indebtedness, permit new liens upon the Company’s assets, and pay dividends on or repurchase its common stock. The Company must also maintain compliance with agreed-upon financial covenants that require the Company to maintain a specified minimum dollar value level of tangible net worth, maintain a specified minimum dollar value level of EBITDA for the trailing four fiscal quarters and certain minimum ratios of cash flow to debt service obligations, maintain a specified minimum level of profitability, limit the amount of indebtedness it may have outstanding in relation to its tangible net worth, and require the Company to maintain restricted cash balances on deposit with BOW equal to the lesser of $800,000 or the outstanding principal balance of its equipment term loan.  As of March 10, 2004 the Company was in compliance with these covenants.

Maturities of long-term debt for periods subsequent to March 10, 2004 are as follows:

Periods
12 months	$1,517,000
13-24 months	317,000
25-36 months	158,000
Total long-term debt	$1,992,000

4.                                       ACCRUED PROVISION FOR STORE CLOSURE

Prior to January 1, 2003, the estimated cost associated with closing under-performing stores was accrued in the period in which the store was identified for closure by management under a plan of termination. Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and now records these estimated costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs primarily consist of the estimated cost to terminate real estate leases.

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended July 2, 2003	$581,000	$193,000	$(116,000)	$(233,000)	$425,000

Thirty-six weeks ended March 10, 2004	$425,000	$36,000	$(106,000)	$(218,000)	$137,000

For the thirty-six weeks ended March 10, 2004, the $36,000 charged to expense was comprised of a $31,000 charge to cost of sales and related occupancy costs, a $4,000 charge to the provision for asset impairment, and a $1,000 charge to general and administrative expense. These charges primarily related to negotiated lease settlements finalized during the first quarter of fiscal 2004.  Also included in the provision for store closure was a benefit of $106,000, which reduced cost of sales and related occupancy costs due to a favorable lease settlement of a closed location.

5.                                       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended March 10, 2004	Twelve Weeks Ended March 12, 2003	Thirty-Six Weeks Ended March 10, 2004	Thirty-Six Weeks Ended March 12, 2003
Numerator:
Net income (loss)	$(69,000)	$(219,000)	$174,000	$483,000
Denominator:
Basic weighted average shares outstanding	5,161,000	5,161,000	5,161,000	5,161,000

Effect of dilutive securities	—	—	28,000	35,000

Diluted adjusted weighted average shares	5,161,000	5,161,000	5,189,000	5,196,000

Basic and diluted net income (loss) per share	$(0.01)	$(0.04)	$0.03	$0.09

Of the 972,000 options outstanding as of March 10, 2004, all 972,000 were excluded from the calculation of diluted net loss per share for the twelve weeks ended March 10, 2004 as their inclusion would have been anti-dilutive.  The calculation of diluted net income per share for the thirty-six weeks ended March 10, 2004 excluded 527,000 options, because the exercise price exceeded the market price.  Further, all the 518,000 warrants to purchase shares of common stock outstanding during the twelve weeks and thirty-six weeks ended March 10, 2004 were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive for the twelve weeks ended March 10, 2004 and because the exercise price exceeded the market price for the thirty-six weeks ended March 10, 2004.  For the twelve weeks ended March 12, 2003 all 581,000 options were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive. During the thirty-six weeks ended March 12, 2003, 358,000 options were excluded from the calculation of diluted net income per share, because the exercise price exceeded the market price.  Further, all of the 730,000 warrants to purchase shares of common stock outstanding during the twelve and the thirty-six weeks ended March 12, 2003, were excluded from the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive for the twelve weeks ended March 12, 2003 and because the exercise price exceeded the market price for the thirty-six weeks ended March 12, 2003.

6.                                       SEGMENT AND RELATED INFORMATION

The Company has three reportable segments:  retail operations, wholesale operations and franchise operations.  The Company evaluates performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  Other identifiable assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property and equipment.  The other component of segment profit (loss) before tax includes corporate general and administrative expenses, depreciation and amortization expense and interest expense.

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 10, 2004	March 12, 2003	March 10, 2004	March 12, 2003
Revenue:
Retail	$7,281,000	$7,474,000	$21,725,000	$23,661,000
Wholesale	3,407,000	3,052,000	11,114,000	11,250,000
Franchise	1,812,000	1,531,000	5,223,000	4,461,000

Total revenue	$12,500,000	$12,057,000	$38,062,000	$39,372,000

Interest expense:
Retail	$8,000	$9,000	$22,000	$28,000
Franchise	6,000	10,000	27,000	38,000
Other	53,000	36,000	154,000	151,000

Total interest expense	$67,000	$55,000	$203,000	$217,000

Depreciation and amortization:
Retail	$306,000	$285,000	$836,000	$913,000
Wholesale	148,000	70,000	414,000	216,000
Franchise	1,000	4,000	4,000	13,000
Other	58,000	62,000	287,000	185,000

Total depreciation and amortization	$513,000	$421,000	$1,541,000	$1,327,000

Segment profit (loss) before income tax provision:
Retail	$196,000	$454,000	$812,000	$1,250,000
Wholesale	444,000	142,000	1,754,000	1,431,000
Franchise	1,736,000	1,322,000	4,846,000	4,425,000
Other	(2,435,000)	(2,132,000)	(7,218,000)	(6,579,000)

Total segment profit (loss) before income tax provision	$(59,000)	$(214,000)	$194,000	$527,000

	March 10, 2004	July 2, 2003
Identifiable assets:
Retail	$5,642,000	$5,567,000
Wholesale	5,446,000	5,584,000
Franchise	1,378,000	1,373,000
Other	3,380,000	3,828,000

Tangible assets	15,846,000	16,352,000

Goodwill - Retail	1,267,000	1,267,000
Goodwill - Wholesale	6,311,000	6,311,000
Goodwill - Franchise	2,612,000	2,612,000

Total assets	$26,036,000	$26,542,000

7.                                       LEASE CONTINGENCIES

We are liable on the master leases for 118 franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, the Company would be required to make all payments under the master leases. The Company’s maximum theoretical future exposure at March 10, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $20,900,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

8.             SELF-INSURANCE

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

General.

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer.  We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee, and accessories through our Company operated and franchised retail locations.  We also sell whole bean and ground coffees on a wholesale basis through a network of distributors in the office coffee service (“OCS”) market, and to other wholesale customers, including restaurant chains and other retailers.  Our brands include Diedrich Coffee, Gloria Jean’s Coffees and Coffee People.  As of March 10, 2004, Diedrich Coffee owned and operated 58 retail locations and franchised 415 other retail locations under these brands, for a total of 473 retail coffee outlets. Our retail units are located in 35 states and 13 foreign countries.  As of March 10, 2004, we also have over 460 wholesale accounts with OCS distributors, chain and independent restaurants and others.  In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

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

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each over the thirty-six weeks ended March 10, 2004, is set forth below:

	Units at July 3, 2002	Opened	Closed	Net transfers between the Company and Franchise	Units at July 2, 2003	Opened	Closed	Net transfers between the Company and Franchise	Units at March 10, 2004
Gloria Jean’s Brand
Company Operated	18	—	(1)	(6)	11	—	(1)	2	12
Franchise – Domestic	155	4	(22)	6	143	8	(10)	(2)	139
Franchise – International
Australia	76	66	—	—	142	46	—	—	188
Far East/Asia (1)	16	3	(1)	—	18	1	(1)	—	18
Mexico	12	4	(1)	—	15	3	(1)	—	17
Other (2)	36	4	(9)	—	31	17	(2)	—	46
Total Franchise - International	140	77	(11)	—	206	67	(4)	—	269
Subtotal Gloria Jean’s	313	81	(34)	—	360	75	(15)	—	420

Diedrich Coffee Brand
Company Operated	25	—	—	—	25	—	(1)	—	24
Franchise – Domestic	12	—	(2)	—	10	—	(3)	—	7
Subtotal Diedrich	37	—	(2)	—	35	—	(4)	—	31

Coffee People Brand
Company Operated	27	—	(5)	—	22	—	—	—	22
Total	377	81	(41)	—	417	75	(19)	—	473

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

Results of Operations.

Twelve Weeks Ended March 10, 2004 Compared with the Twelve Weeks Ended March 12, 2003

Total Revenue.  Total revenue for the twelve weeks ended March 10, 2004 increased by $443,000, or 3.7%, to $12,500,000 from $12,057,000 for the twelve weeks ended March 12, 2003. This increase was attributable to increases in wholesale and other sales and franchise revenue, offset by a decrease in retail sales.  Each component is discussed below.

The mix of Company owned and franchised stores and the mix of domestic and international stores continues to change.  Since the beginning of the third fiscal quarter of fiscal 2003, Company owned stores have declined by a net of four units and franchised stores have increased by a net of 71 units.  Domestic stores have declined by a net of 24 units and international stores have grown by 91 units.  These changes impact our retail sales and franchise revenue results because, among other matters, sales and operating expenses are reported for Company stores, but only fees earned under franchise agreements are reported for franchise units.  In addition, domestic franchise fees are at higher rates than international franchise fees, and coffee is sold to domestic franchise stores, but generally not to international stores.  Therefore, although the new store growth is much stronger in international franchises, per store franchise fees increase more slowly than domestic per store franchise fees and manufacturing sales and profitability is generally not affected by the new international store growth.

Retail sales for the twelve weeks ended March 10, 2004 decreased by $193,000, or 2.6%, to $7,281,000 from $7,474,000 in the prior year period.  This decrease primarily represented the net impact of several factors. First, the number of Company stores decreased in the current year versus the earlier period because of the closure or sale of six Company operated locations since the beginning of the prior year period. The reduction in retail sales from the sale or closure of these six coffeehouses was approximately $610,000. This decrease was partially offset by a $184,000 increase in newly opened or transferred store sales, a $37,000 increase in sales from our internet website, and a 2.4% increase in comparable store sales for Company operated units increased retail sales by $196,000.

Wholesale revenue increased $355,000, or 11.6%, for the twelve weeks ended March 10, 2004, to $3,407,000 from $3,052,000 in the prior year period.  This increase was primarily the combined result of the following factors:

Wholesale revenue from franchisees.  Sales to our franchisees increased $81,000, or 6.6%, for the twelve weeks ended March 10, 2004. Gloria Jean’s domestic franchise comparable store sales increased 0.6% for the quarter and wholesale revenue from franchisees increased $23,000 due to sales of our impaired holiday gift pack inventory during the current quarter.  At the end of the 2003 holiday period, in our second quarter, we recorded an impairment charge reducing holiday gift pack inventory to its net realizable value.  During the current quarter, we exchanged $67,000 of this impaired inventory for advertising barter credits valued by the barter provider in excess of the impaired inventory value.  We recorded the advertising credits as a prepaid expense at the $67,000 impaired net realizable value of the inventory exchanged.  Additionally, we accounted for this transaction as a sale, recording revenue and cost of sales of $67,000, leaving no net impact to earnings.  These increases were partially offset by a decline in the sales of roasted coffee due to a net 20 unit decrease in the number of domestic franchises compared to the beginning of the prior year quarter.

Keurig “K-cup” and other OCS sales.  Keurig and other office coffee service sales increased by $321,000 to $1,737,000 for the twelve weeks ended March 10, 2004, a 22.7% increase over the prior year quarter, due to an increase in the number of K-cup customers.

Coffee sales to independent and chain restaurants and specialty retailers.  Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased by $35,000, or 8.8%, versus the prior year quarter because we de-emphasized this less profitable wholesale segment.

Franchise revenue increased by $281,000, or 18.4%, for the twelve weeks ended March 10, 2004 to $1,812,000 from $1,531,000 in the prior year period.  Franchise revenue consists of initial franchise fees, franchise renewal fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The increase in franchise revenue was the net impact of several factors.  International royalties increased by $203,000 primarily due to strong growth in Australia during the current fiscal quarter.   Additionally, area development fees increased by $211,000 primarily due to domestic and international store openings during the current fiscal quarter.  These increases were partially offset by a $127,000 decline in domestic royalties and a $6,000 decline in coordination fees due to the net decrease of 20 domestic franchise units in the current quarter compared to the beginning of the prior year quarter.

Cost of Sales and Related Occupancy Costs.  Cost of sales and related occupancy costs for the twelve weeks ended March 10, 2004 decreased 2.6% to $5,750,000 from $5,906,000 in the prior year period.  On a margin basis, cost of sales and related occupancy costs declined from 56.1% of total retail and wholesale sales for the twelve weeks ended March 12, 2003 to 53.8% for the twelve weeks ended March 10, 2004.  This favorable 2.3 margin improvement was due to the net impact of a favorable 1.3 margin basis point change in cost of sales and a favorable 1.0 margin basis point change in occupancy costs.  Both cost of sales and occupancy costs experienced a margin basis point improvement primarily due to the sale or closure of six Company stores since the beginning of last year’s third quarter.  The closed stores’ cost of sales and occupancy costs were, on a margin basis, approximately 1.0% higher than the remaining store group.  Additionally, cost of sales also improved $71,000 in the wholesale segment as a result of our exiting the unprofitable grocery channel this year.

Operating Expenses.  Operating expenses for the twelve weeks ended March 10, 2004 declined by $30,000, or 0.8%, to $3,868,000 from $3,898,000 in the prior year period.  Retail operating expenses as a percentage of retail sales increased from 43.3% in the prior year quarter to 47.0% in the current year quarter.  The percentage increase was primarily due to a planned increase in additional in-store and supervisory labor, and increases in utility and insurance costs.  Wholesale operating expenses, as a percentage of wholesale sales, declined from 15.8% in the prior year third quarter to 12.3% in the current year quarter primarily due to the decision to withdraw from the grocery store distribution channel and focus on more profitable opportunities.  Franchise operating expense, as a percentage of franchise revenue, declined from 11.9% in the prior year to 1.3% in the current year, primarily due to lower bad debt provisions in the current year quarter.

Depreciation and Amortization.  Depreciation and amortization increased by $92,000 to $513,000 for the twelve weeks ended March 10, 2004 from $421,000 for the twelve weeks ended March 12, 2003.  This increase was primarily due to the depreciation of the Keurig packaging equipment purchased during fiscal 2003, and the facility improvement program underway in the current year.

General and Administrative Expenses.  General and administrative expenses increased by $199,000, or 9.2%, to $2,365,000 for the twelve weeks ended March 10, 2004 from $2,166,000 for the prior year quarter. On a margin basis, general and administrative expenses increased to 18.9% of total revenue in the third quarter of fiscal 2004 from 17.9% in the year ago quarter.  This 1.0 unfavorable margin basis point change was primarily related to $189,000 of salary and bonus increases due to the addition of an Executive Vice President of Development, a Director of Operations, and the fact that the Chief Executive Officer position was not filled for part of the prior year period.

Provision for Asset Impairment and Restructuring Costs.   In the prior year quarter, we reversed $49,000 in closed store lease reserves associated with a closed coffeehouse in Arizona.  There were no asset impairment or restructuring charges in the current year quarter.

Gain (loss) on Asset Disposals.  In the third quarter of our last fiscal year, a $5,000 loss on asset disposals and $122,000 gain on the sale of a closed coffeehouse, resulted in a net gain of $117,000.  In the current year quarter there was a loss of $5,000 on asset disposals.

Interest Expense and Other, Net.  Interest expense and other, net increased $12,000 from $46,000 in last year’s third quarter to $58,000 in the current year quarter, primarily due to increased loan fee amortization.

Income Tax Provision.  Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the twelve weeks ended March 10, 2004 and the prior year period. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between the twelve weeks ended March 10, 2004 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of Company operated Gloria Jean’s units, which are located in a variety of states. As of March 10, 2004 net operating loss carryforwards for federal and state income tax purposes of $30,305,000 and $19,340,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.  For the twelve weeks ended March 10, 2004, our valuation allowance decreased $931,000.

Thirty-six Weeks Ended March 10, 2004 Compared with the Thirty-six Weeks Ended March 12, 2003

Total Revenue.  Total revenue for the thirty-six weeks ended March 10, 2004 decreased by $1,310,000, or 3.3%, to $38,062,000 from $39,372,000 for the thirty-six weeks ended March 12, 2003.  This decline was attributable to decreases in retail and wholesale sales, partially offset by an increase in franchise revenue.  Each component is discussed below.

The mix of Company owned and franchised stores and the mix of domestic and international stores continues to change.  Since the beginning of the prior fiscal year, Company stores have declined by a net of 12 units and franchised stores have increased by a net of 108 units.  Domestic stores have declined by a net of 33 units and international stores have grown by a net of 129 units.  These changes impact our retail sales and franchise revenue results because, among other matters, sales and operating expenses are reported for Company stores, but only fees earned under franchise agreements are reported for franchise units.  In addition, domestic franchise fees are at higher rates than international franchise fees, and coffee is sold to domestic franchise stores, but generally not to international stores.  Therefore, although the new store growth is much stronger in international franchises, per store franchise fees increase more slowly than domestic per store franchise fees and manufacturing sales and profitability is generally not affected by the new international store growth.

Retail sales for the thirty-six weeks ended March 10, 2004 decreased by $1,936,000, or 8.2%, to $21,725,000 from $23,661,000 for the prior year period.  This decrease primarily represented the combined impact of two factors.  First, the number of Company stores decreased in the current year because of the sale or closure of 14 Company operated locations since the beginning of the prior fiscal year. The reduction in retail sales from the sale or closure of these 14 coffeehouses was approximately $2,426,000. This decrease was partially offset by a $249,000 increase in newly opened or transferred store sales, a $138,000 increase in sales from our internet website, and a 0.1% increase in comparable store sales for Company operated units increased retail sales by $103,000.

Wholesale revenue decreased $136,000, or 1.2%, to $11,114,000 for the thirty-six weeks ended March 10, 2004 from $11,250,000 for the prior year period.  This decrease was primarily the combined result of the following factors:

Wholesale revenue from franchisees.  Sales of roasted coffee to our franchisees decreased $699,000, or 12.0%, for the thirty-six weeks ended March 10, 2004 primarily because of a net 21 unit reduction in the number of domestic franchises compared to the prior year, along with negative year-to-year same store sales for Gloria Jean’s domestic franchise units of 0.6%.  These decreases were partially offset by a barter transaction that we entered into during the third quarter of our current fiscal year.  At the end of the 2003 holiday period, in our second fiscal quarter, we recorded an impairment charge reducing holiday gift pack inventory to its net realizable value.  During the current quarter, we exchanged $67,000 of this impaired inventory for advertising barter credits valued by the barter provider in excess of the impaired inventory value.  We recorded the advertising credits as a prepaid expense at the $67,000 impaired net realizable value of the inventory exchanged.  Additionally, we accounted for this transaction as a sale, recording revenue and cost of sales of $67,000, leaving no net impact to earnings.

Keurig “K-cup” and other OCS sales.  Keurig and other office coffee service sales increased by $648,000 to $4,900,000 for the thirty-six weeks ended March 10, 2004, from $4,252,000 in the prior year period, a 15.2% increase.   This increase is primarily due to an increase in the number of Keurig K-cup customers.

Coffee sales to independent and chain restaurants and specialty retailers.  Wholesale coffee sales to independent and chain restaurants and other specialty retailers decreased by $80,000, or 6.8%, versus the prior year period because of our decreased focus on this less profitable segment.

Franchise revenue increased by $762,000, or 17.1%, to $5,223,000 for the thirty-six weeks ended March 10, 2004 from $4,461,000 for the prior year period.  The increase in franchise revenue is due to several factors. Initial franchise fees and franchise renewal and transfer fees increased approximately $371,000 for the thirty-six weeks ended March 10, 2004 versus the prior year, primarily as a result of strong international growth and a dissolution settlement of $150,000 for the Malaysia franchise agreement. International franchise royalties increased $567,000 and coordination fees increased $11,000 over the prior year period, due to strong international growth.  Domestic royalties decreased $187,000 primarily because of the net 21 unit reduction in domestic franchise stores and negative same store sales for Gloria Jean’s franchise units of 0.9% in the current year.  Negative year-to-year same store sales were primarily due to the weak sales of the holiday gift pack inventories.

Cost of Sales and Related Occupancy Costs.  Cost of sales and related occupancy costs for the thirty-six weeks ended March 10, 2004 were $17,601,000, a decrease of 6.9% on a 5.9% decline in retail and wholesale sales.   On a margin basis, cost of sales and related occupancy costs decreased from 54.2% of total retail and wholesale sales to 53.6% in the current year.  This 0.6 favorable margin basis point change was due to the net impact of a favorable 0.3 margin basis point change in cost of sales, in addition to a favorable 0.3 margin basis point change in occupancy costs.  Both cost of sales and occupancy costs experienced a margin basis point improvement primarily due to the sale or closure of 14 Company stores since the beginning of last the last fiscal year.  The closed stores’ cost of sales and occupancy costs were higher than the remaining store group.  Additionally, cost of sales also improved in the wholesale segment as a result of our exiting the unprofitable grocery channel this year.

Operating Expenses.  Operating expenses for the thirty-six weeks ended March 10, 2004 declined by $542,000, or 4.5%, to $11,550,000 from $12,092,000 in the prior year period.  Retail operating expenses as a percentage of retail sales increased from 44.2% in the prior year to 46.9% in the current year.  This was largely due to planned additional in-store and supervisory labor, as well as increases in utility and insurance costs.   Wholesale operating expenses, as a percentage of wholesale sales, declined from 13.4% in the prior year to 10.2% in the current fiscal year. Year to year wholesale bad debt expense decreased $149,000, due to a bad debt charge in the prior year of $186,000 related to the bankruptcy of a major wholesale distributor.  Wholesale operating expenses also decreased in the current year by $189,000 as a result of our withdrawal from the unprofitable grocery store distribution channel.  Franchise operating expense increased $110,000 in the current year, due to an increase in franchise bad debt expense, as prior year franchise bad debt reserves were reduced due to favorable collections on reserved accounts.  Effective October 1, 2003, we became self-insured for workers compensation with a $250,000 deductible per occurrence and a program maximum for all claims of $750,000.  This change had no material impact in the current year periods.

Depreciation and Amortization.  Depreciation and amortization increased by $214,000 to $1,541,000 for the thirty-six weeks ended March 10, 2004.  This increase was primarily due to the depreciation of the Keurig packaging equipment purchased during fiscal 2003 and the facility improvement program underway in the current year.

General and Administrative Expenses.  General and administrative expenses increased by $494,000, or 7.7%, to $6,891,000 for the thirty-six weeks ended March 10, 2004.  On a margin basis, general and administrative expenses increased to 18.1% of total revenue in the first three quarters of fiscal 2004 from 16.2% in the prior year period.  This 1.9 unfavorable margin basis point change was primarily due to $431,000 of increased salary and bonus costs.  The salary and bonus increases included the addition of an Executive Vice President of Development, a Director of Operations and the fact that the Chief Executive Officer position was not filled for part of the prior year period.

Provision for Asset Impairment and Restructuring Costs.  The thirty-six weeks ended March 10, 2004 included a $90,000 charge as a result of the early termination of a Diedrich Coffee coffeehouse lease and a $4,000 provision related to the closure of one coffeehouse.  Prior year results included a $106,000 provision to reduce the carrying value of one coffeehouse, partially offset by a $49,000 reversal of closed store lease reserves associated with a closed coffeehouse in Arizona.

Gain (Loss) on Asset Disposals.  Gain (loss) on asset disposals changed by $124,000 in the current year period resulting in a $5,000 loss on asset disposals, compared to a $119,000 gain on the sale of a coffee house in the prior year period.

Interest Expense and Other, Net.  Interest expense and other, net increased from $184,000 in the prior year to $186,000 for the thirty-six weeks ended March 10, 2004.  Interest expense decreased $14,000, primarily due to a $408,000 reduction in our long term debt principle balance, which was partially offset by increased loan fee amortization during the current year.  Interest and other income decreased $16,000, primarily due to the revision of our outstanding note receivable agreements in the current year.

Income Tax Provision.  Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the thirty-six weeks ended March 10, 2004 and the prior year period. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between the thirty-six weeks ended March 10, 2004 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of Company operated Gloria Jean’s units, which are located in a variety of states. As of March 10, 2004, net operating loss carryforwards for federal and state income tax purposes of $30,305,000 and $19,340,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.  For the thirty-six weeks ended March 10, 2004, our valuation allowance decreased $1,032,000.

Financial Condition, Liquidity and Capital Resources.

Current Financial Condition.  At March 10, 2004, we had negative working capital of $736,000, compared to working capital of $1,207,000 at July 2, 2003.  This decrease was primarily due to a $792,000 restricted cash requirement imposed by the third amendment to our Credit Agreement with Bank of the West, in addition to the $165,000 restricted cash requirement related to our outstanding letter of credit facility, as discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements.

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

Based upon the terms of the contingent convertible note purchase agreement, the existing BOW Credit Agreement, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash on hand, cash from operations, and funds available under our current and expected credit facilities will be sufficient to satisfy our working capital requirements for at least the next twelve months.

Cash Flows.  Cash provided by operating activities for the thirty-six weeks ended March 10, 2004 totaled $2,470,000 as compared with $1,081,000 for the thirty-six weeks ended March 12, 2003.  This improvement is the net result of many factors more fully enumerated in the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying financial statements.

Net cash used in investing activities for the thirty-six weeks ended March 10, 2004 totaled $1,672,000 as compared with $304,000 used for the thirty-six weeks ended March 12, 2003. During the thirty-six weeks ended March 10, 2004, $1,706,000 was used to invest in property and equipment in our store remodel project, our Castroville roasting facility and our home office facility. These expenditures were partially offset by $26,000 of payments received on notes receivable and $8,000 in proceeds from disposal of property and equipment.

Net cash used in financing activities for the thirty-six weeks ended March 10, 2004 totaled $2,031,000 as compared to $954,000 in net cash used in financing activities for the thirty-six weeks ended March 12, 2003. During the thirty-six weeks ended March 10, 2004, $957,000 of cash was restricted in accordance with the $792,000 restricted cash requirement imposed by the third BOW amendment, in addition to the $165,000 restricted cash requirement related to our outstanding letter of credit facility, as discussed above. For both periods, the net cash used in financing activities consisted of repayment of long-term debt and capital leases.

Outstanding Debt and Financing Arrangements.  We have a $675,000 revolving working capital and letter of credit facility.  The total borrowings under the working capital facility and letters of credit are limited to a combined maximum of $675,000 outstanding at any time.  Letters of credit are subject to a sub-limit of $250,000.  We also have an additional $250,000 letter of credit facility.  At March 10, 2004, there were two letters of credit in the amounts of $179,000 and $165,000 outstanding under the two letter of credit facilities, and no draws against the working capital facility.

For additional information regarding our banking relationship and further details of the revolving working capital and letter of credit facility please refer to the accompanying Unaudited Condensed Consolidated Financial Statements and related notes.

Other Commitments.  The following represents a comprehensive list of our contractual obligations and commitments as of March 10, 2004:

	Payments Due by Period
	Total	12 months	13-24 months	25-36 months	37-48 months	49-60 months	Thereafter
	(In thousands)
Note payable	$1,992	$1,517	$317	$158	$—	$—	$—
Capital leases	611	171	122	22	23	25	248
Company operated retail locations and other operating leases	15,708	3,968	3,193	2,265	1,757	1,476	3,049
Franchise operated retail locations operating leases	20,900	5,515	4,231	3,237	2,611	1,810	3,496
Green coffee commitments	2,575	1,230	1,345	—	—	—	—
	$41,786	$12,401	$9,208	$5,682	$4,391	$3,311	$6,793

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices.  Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.  Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 118 franchise locations. Under our historical franchising business model, we executed the master leases for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master leases. Our maximum theoretical future exposure at March 10, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $20,900,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

Critical Accounting Estimates.

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts.  The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, allowance for bad debt reserves, fixed asset lives, goodwill, intangible assets, income taxes, self-insurance and workers’ compensation reserves, store closure reserves, stock-based compensation, the valuation allowance for net deferred tax assets and contingencies. We believe that the following represent our critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements. The following discussion, however, does not list all of our accounting policies and estimates.

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used

Each quarter we evaluate the carrying value of individual stores when the operating results have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or a current expectation that a store will be sold or otherwise disposed of before the end of its previously estimated useful life. In making these judgments, we consider the period of time since the store was opened or remodeled, and the trend of operations and expectations for future sales growth. For stores selected for review, we estimate the future estimated cash flows from operating the store over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales.

The most significant assumptions in our analysis are those used when we estimate a unit’s future cash flows.  We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information. If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated.

Impairment of Goodwill

At the reporting unit level, goodwill is tested for impairment annually or whenever an event or circumstance indicates that it is more likely than not an impairment may have occurred. We consider the reporting unit level to be the segment level since the components within each segment have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. The impairment, if any, is measured based on the estimated fair value of the segment. Fair value can be determined based on discounted cash flows or valuations of similar businesses. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we consider historical results as well as the assumptions utilized in our strategic plan for items such as same-store sales, store count growth rates, and the discount rate we consider to be the market discount rate used for acquisitions of similar businesses.

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the segments may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. If our assumptions are incorrect, the carrying value of our goodwill may be understated or overstated. Our annual impairment measurement date is our fiscal year end.

Estimated Liability for Closing Stores

We make decisions to close stores based on prospects for estimated future profitability and sometimes we are forced to close stores due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our management team evaluates each store’s performance every period. When stores continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve the performance of an unprofitable store. Based on the management team’s judgment, we estimate the future cash flows. If we determine that the store will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the store, we may close the store. Additionally, franchisees may close stores for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed store if we decide not to operate it as a Company operated store. Effective January 1, 2003, we establish the estimated liability on the actual closure date. Prior to the adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) on January 1, 2003, we established the estimated liability when we identified a store for closure, which may or may not have been the actual closure date.

The estimated liability for closing stores on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the present value of these estimated future payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in provision for asset impairment and restructuring costs, net in our condensed consolidated statements of earnings.

A significant assumption used in determining the amount of the estimated liability for closing stores is the amount of the estimated liability for future lease payments on vacant stores, which we determine based on our assessment of our ability to successfully negotiate early terminations of our lease agreements with the lessors or sublease the property. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant stores are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant stores are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income.

Estimated Liability for Self-Insurance

Effective October 1, 2003, we became self-insured for a portion of our current years’ losses related to workers’ compensation insurance. We have obtained stop loss insurance for individual workers’ compensation claims with a $250,000 deductible per occurrence and a program maximum for all claims of $750,000. Insurance liabilities and reserves are accounted for based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based approximately on a risk-free interest rate. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise.

Franchised Operations

We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each period we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our condensed consolidated financial statements as the allowance for doubtful accounts and adjust the allowance as appropriate.  Over time, our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.

Depending on the facts and circumstances, there are a number of different actions we and/or our franchisees may take to resolve franchise collections issues. These actions may include the purchase of franchise stores by us or by other franchisees, a modification to the franchise agreement which may include a provision to defer certain royalty payments or reduce royalty rates in the future, a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary or secondary obligee) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable course of action that will occur.

In accordance with SFAS 146, which we adopted on January 1, 2003, an estimated liability for future lease obligations on stores operated by franchisees for which we are the primary or secondary obligee is established on the date the franchisee closes the store. Also, we record an estimated liability for subsidized lease payments when we sign a sublease agreement committing us to the subsidy.

The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Stores” above. Consistent with SFAS 146, we have not established an additional estimated liability for potential losses not yet incurred.  If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised stores. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above).

Stock-Based Compensation

As discussed in the Notes to Condensed Consolidated Financial Statements, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS No. 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Condensed Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of March 10, 2004, our net deferred tax assets and related valuation allowance totaled approximately $13,608,000.

Item 3.           Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes.

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes.

Interest Rate Risk.  We are exposed to market risk from changes in interest rates on our outstanding bank debt.  At March 10, 2004, we had $1,200,000 in bank debt that was tied to changes in short term interest rates. At the end of our third fiscal quarter of fiscal 2004, the interest rate was the LIBOR rate plus 3.25%, or 4.45%.  The rate can be fixed over periods ranging from one to six months, at our discretion.  At March 10, 2004, a hypothetical 100 basis point increase in the adjusted LIBOR rate would result in additional interest expense of $12,000 on an annualized basis.

Commodity Price Risk.  Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions.  To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee.  To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price.  At March 10, 2004, we had commitments to purchase coffee through fiscal year 2005 totaling $2,575,000 for 2,134,000 pounds of green coffee, some of which commitments were fixed as to price.  The coffee scheduled to be delivered to us in this fiscal year pursuant to these commitments will satisfy approximately 93% of our anticipated green coffee requirements for this fiscal year.  Assuming we require approximately 85,000 additional pounds of green coffee during 2004 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $9,000 of additional cost.  However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. During the thirty-six week period ending March 10, 2004, we were not a party to any material legal proceedings.

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

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(6)

4.6	Form of Warrant, dated May 8, 2001(2)

4.7	Registration Rights Agreement, dated May 8, 2001(2)

4.8	Form of Warrant Agreement with Nuvrty, Inc., Ocean Trust, and Grandview Trust(7)

4.9	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(8)

10.1	Form of Indemnification Agreement(5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(21)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(10)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(11)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(12)*

10.6	Reserved.

10.7	Form of Diedrich Coffee Franchise Agreement(20)

10.8	Form of Gloria Jean’s Franchise Agreement(20)

10.9	Form of Area Development Agreement(20)

10.10	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.11	Form of Guaranty(13)

10.12	Form of Guarantor Security Agreement(13)

10.13	Form of Supplemental Security Agreement (Trademarks)(13)

10.14	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.15	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective December 17, 2002(14)

10.16	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003(15)

10.17	Third Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective July 1, 2003(16)

10.18	Fourth Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective October 1, 2003 (20)

10.19	Reserved.

10.20	Employment Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.21	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.22	Employment Agreement with Martin A. Lynch, dated March 26, 2004*

10.23	Form of Employment Agreement with Martin R. Diedrich, dated June 29, 2001(17)*

10.24	Employment Agreement with Matthew McGuinness, effective March 13, 2000(18)*

10.25	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001(20)*

10.26	Employment Letter regarding the employment of Michael Zorehkey, dated February 3, 2000(20)*

10.27	Employment Letter regarding the employment of Carl Mount dated October 29, 1999(19)*

10.28	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch(15)*

10.29	Reserved.

10.30	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(16)

10.31	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(16)

10.32	Reserved.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(21)                Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

(b)                                 Reports on Form 8-K.

On January 28, 2004 we furnished a Current Report on Form 8-K to report the financial results of our second fiscal quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2004	DIEDRICH COFFEE, INC.

/s/ Roger M. Laverty
Roger M. Laverty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Martin A. Lynch
Martin A. Lynch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)