Form 10-K
period 2004-06-30
DIEDRICH COFFEE INC
filed 2004-09-28
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21203

DIEDRICH COFFEE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0086628
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 Executive Park, Suite 200

Irvine, California 92614

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code

(949) 260-1600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  [    ]  No  [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 17, 2003 was $9,696,479.

The number of shares of the registrant’s common stock outstanding, as of September 21, 2004 was 5,162,757.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of June 30, 2004, are incorporated by reference into Part III of this report.

i

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

Additional risks and uncertainties are described elsewhere in this report and in detail under “Item 1. Business – Risk Factors and Trends Affecting Diedrich Coffee and Its Business.” You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report. We undertake no obligation to publicly release the results of any revision of the forward-looking statements. Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Diedrich Coffee, Inc., a Delaware corporation, and its predecessors and subsidiaries.

PART I

Item 1.	Business.

Overview

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company operated and franchised retail locations. We also sell whole bean and ground coffee on a wholesale basis through a network of distributors in the Office Coffee Service (“OCS”) market and to other wholesale customers, including restaurant chains and other retailers. Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. As of June 30, 2004, we owned and operated 56 retail locations and franchised 426 other retail locations under these brands, for a total of 482 retail coffee outlets. Although the specialty coffee industry is presently dominated by a single company, which operates or licenses over seven times the number of retail outlets we do, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $225 million. Our retail units are located in 34 states and 13 foreign countries. As of June 30, 2004, we also had over 460 wholesale accounts with OCS distributors, chain and independent restaurants, and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our retail locations and wholesale accounts.

Our Gloria Jean’s coffee stores offer an extensive variety of the finest quality flavored whole bean coffees, as well as an assortment of coffee related merchandise, accessories, porcelain novelties and gift items, in addition to coffee-based beverages. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees.

Our Diedrich Coffee brand is differentiated from other specialty coffee companies by roasting our coffee beans with the experience we have gained over several decades. Our roasting recipes take into account the specific variety, origin and physical characteristics of each coffee bean to maximize its unique flavor. In addition, we seek to differentiate our coffeehouses by offering our customers a broad line of superior tasting coffee products and a high level of personalized customer service. Our coffeehouses offer a warm, friendly environment specifically designed to encourage guests to enjoy their favorite beverages while lingering with friends and business associates, or relaxing alone in comfort. Ample seating is augmented by sofas and comfortable chairs to create intimate nooks for meeting and relaxing. Many of our coffeehouses feature local musicians who provide live entertainment from time to time during the week.

Company Background

Our predecessor company, Carl E. Diedrich & Sons, Inc., commenced operations in Orange County, California in 1972 and changed its name to Diedrich Coffee when its first retail store opened. We incorporated in California in 1985. We remained a small, family operated business with only three retail locations until 1992. We grew rapidly from 1992 to 1996 through construction of new Diedrich Coffee coffeehouses in Orange County and the acquisition of coffeehouses operated under other brands in Houston, Denver and San Diego, all of which were converted into Diedrich Coffee coffeehouses. In August 1996, we reincorporated under Delaware law as Diedrich Coffee, Inc., and completed an initial public offering of our common stock in September 1996. On July 7, 1999, we acquired Coffee People, Inc. The Coffee People, Inc. brands included Gloria Jean’s, one of the leaders in the mall coffee store market, Coffee People, based primarily in Portland, Oregon, and Coffee Plantation, based primarily in Phoenix, Arizona. The Coffee Plantation coffeehouses have been sold or closed. We continue to operate three brands: Diedrich Coffee, Gloria Jean’s and Coffee People.

Industry Overview

According to the National Coffee Association of U.S.A., Inc. (the “NCA”), in 2004, the percentage of the population over 18 that drank coffee daily or occasionally was essentially flat at 79%, but increased from 166.6 million adults in 2003 to 167.1 million adults in 2004. On average, each adult drinks 3.4 cups of coffee per day. The NCA also reported that daily and occasional consumption of gourmet coffee has increased over the past five years from 9.0% of the adult population in 1999 to over 16.0% of the adult population in 2004.

The United States coffee market consists of two distinct product categories:

■	commercial ground roast, mass-merchandised coffee; and

■	specialty coffees, which include gourmet coffees (premium grade Arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies).

We believe that several factors have contributed to the increase in demand for gourmet coffee including:

■	greater consumer awareness of gourmet coffee as a result of its increasing availability;

■	increased quality differentiation over commercial grade coffees by consumers;

■	increased demand for all premium food products, including gourmet coffee, where the differential in price from the commercial brands is small compared to the perceived improvement in product quality and taste; and

■	ease of preparation of gourmet coffees resulting from the increased use of automatic drip coffee makers and home espresso machines.

Our Business Model

Our business objective is a logical extension of our Mission Statement, which states: “We sell great coffee.” Therefore, our objective is to sell coffee, without compromising our commitment to quality. We buy only the finest quality green coffee beans available, fresh roast them with our proprietary recipes and subject them to a rigorous internal quality control process. We ensure that care is taken at each and every step of the production and distribution process to preserve that quality.

We principally sell our coffee through two distribution channels, and strive to target our resources to increase efficiency and profitability while growing the business within this framework. These two distribution channels are retail outlets and wholesale distribution. While each of these channels have different customers, cost structures, overhead requirements, competitors, and other fundamental differences, we believe our commitment to quality is essential to successful growth in both of these areas. Important financial information for each of our business segments can be found in Note 12 to our consolidated financial statements.

Retail Outlets

Our retail outlet distribution channel can be divided into two sub-channels, each with its own distinct business model, including differences in revenue and cost structure, overhead, and capital requirements. These two retail sub-channels are company operated retail outlets and franchised retail outlets. Despite the differences noted above, we view retail outlets as a single distribution channel primarily because our retail customers do not make any distinction between company and franchise operated locations. The critical success factors are, therefore, the same for each type of retail location, whether company operated or franchised – quality of product, service and atmosphere. The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us in our roles as both an operator and franchiser of retail outlets. Furthermore, the potential contribution of any given outlet, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

Presently, our largest brand is Gloria Jean’s, which consists of retail units located throughout the United States and in 13 foreign countries. Over 97% of Gloria Jean’s retail units are franchised. Our Diedrich Coffee brand has a higher concentration of company operated units, with 77% of retail locations operated by us. Diedrich Coffee stores are located primarily in Orange County, California, although there are a number of Diedrich Coffee locations in Los Angeles, San Diego, Denver, and Houston. We also operate retail coffee outlets under a third brand, Coffee People, all of which are currently company operated and located in Portland, Oregon.

The following table summarizes the relative sizes of each of our brands on a unit count basis and changes in unit count for each brand over the past two years.

	Units at July 3, 2002	Opened	Closed	Net transfers between the Company and Franchise (A)	Units at July 2, 2003	Opened	Closed	Net transfers between the Company and Franchise (B)	Units at June 30, 2004
Gloria Jean’s Brand
Company Operated	18	—	(1)	(6)	11	—	(3)	2	10
Franchise – Domestic	155	4	(22)	6	143	10	(14)	(2)	137

Franchise – International
Australia	76	66	—	—	142	55	(1)	—	196
Far East/Asia (C)	16	3	(1)	—	18	4	(3)	—	19
Mexico	12	4	(1)	—	15	3	(1)	—	17
Other (D)	36	4	(9)	—	31	21	(2)	—	50

Total Franchise – International	140	77	(11)	—	206	83	(7)	—	282

Subtotal Gloria Jean’s	313	81	(34)	—	360	93	(24)	—	429

Diedrich Coffee Brand
Company Operated	25	—	—	—	25	—	(2)	—	23
Franchise – Domestic	12	—	(2)	—	10	—	(3)	—	7

Subtotal Diedrich	37	—	(2)	—	35	—	(5)	—	30

Coffee People Brand
Company Operated	27	—	(5)	—	22	1	—	—	23

Total	377	81	(41)	—	417	94	(29)	—	482

(A)	Six company operated Gloria Jean’s coffeehouses were transferred to a franchisee during the year.

(B)	Two company operated Gloria Jean’s coffeehouses were transferred to franchisees during the year, and four franchisee operated coffeehouses were transferred from franchisees to the Company.

(C)	Includes Japan and Korea.

(D)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates and Thailand.

We recognize the importance of our brands to our success in both the retail and wholesale areas of our business. We therefore devote considerable energy to maintain distinct brand identities. Our brands are differentiated by coffees offered, other product categories offered, format and type of retail location, advertising message, and trade dress.

Gloria Jean’s

Gloria Jean’s is a leader in the specialty grade, flavored coffee market, with 429 coffee stores in 33 states throughout the United States and in 13 foreign countries. Many of our Gloria Jean’s coffee stores are located in high traffic shopping malls. The consumer traffic pattern in our mall-based stores is driven by mall hours and dynamics. Our mall-based stores are generally busiest on weekends and during holiday seasons. The typical

Gloria Jean’s domestic coffee store is staffed with a manager and a staff of 5 to 10 part-time hourly employees who fill the operating shifts. The typical Gloria Jean’s international store is staffed with two shift supervisors and a staff of 12 to 15 part-time hourly employees who fill operating shifts. Gloria Jean’s outlets tend to open earlier than most mall stores, but in general, operating hours coincide with mall hours. Internationally, Gloria Jean’s can be found in malls, on street front locations, and in other non-traditional venues. In addition to coffee beverages and fresh roasted whole bean coffees, Gloria Jean’s carries a wide selection of gift items, coffee accessories, and a small selection of bakery items to complement beverage sales. The stores currently sell from 32 to 53 varieties of flavored and non-flavored coffees. Currently, approximately 50% of overall sales are comprised of beverage sales.

The success of Gloria Jean’s coffee stores in malls depends on three critical components: product quality, product selection, and service.

Product Quality.    Gloria Jean’s has been a pioneer in developing high quality, flavored, specialty coffees, and continues to be a leader in the sale of flavored coffees. Gloria Jean’s flavored coffees begin with a top quality, single-origin coffee that is roasted and then coated with proprietary flavorings.

Product Selection.    For those stores in a mall environment, the shopping experience is integral to a coffee store, and sales of whole bean coffee and coffee-related merchandise tend to represent a large percentage of sales. Offering as many as 53 varieties of flavored coffees, a wide variety of hot and cold beverages, and a wide selection of gift items is important. A major benefit of mall retailing is its captive consumer base. The primary function of Gloria Jean’s marketing is to entice consumers with eye-catching signage and window displays. A large selection of products helps to attract both new and repeat customers. Once inside a mall, consumers are unlikely to leave to purchase coffee, refreshments or gifts similar to those offered by Gloria Jean’s. Mall employees are also captive consumers and represent an important component of our customer base.

Service.    Friendly and efficient customer service is always critical in any retail setting, and is especially important for those stores in a mall environment, where shoppers are often in a hurry and have many choices. Because of the opportunity for repeat customers, it is essential that customers receive excellent service.

Diedrich Coffee

Our typical Diedrich Coffee neighborhood coffeehouse is staffed with one or two managers and a staff of 12 to 25 part-time hourly employees who fill the operating shifts. Additionally, local entertainment is often offered on the weekends to enhance the neighborhood atmosphere. The hours for each coffeehouse are established based upon location and customer demand, but typically are from 6:00 a.m. to 11:00 p.m.

In addition to coffee beverages and fresh roasted whole bean coffees, all of our Diedrich Coffee coffeehouses offer a limited selection of light food items such as bagels, croissants and pastries, and dessert items, such as cookies and cakes, to complement beverage sales. Our coffeehouses sell more than 25 different selections of regular and decaffeinated roasted whole bean coffees, and they carry select coffee-related merchandise items. The success of a Diedrich Coffee coffeehouse depends upon three critical components: product quality, service and ambiance.

Product Quality.    Our management team includes a number of coffee experts with years of specialty coffee industry experience in purchasing and roasting coffee and in training our coffeehouse team members. Through these key personnel, we are able to identify and purchase exceptional coffees and roast them to perfection. In addition they share their expertise with our coffeehouse team members in our training program, “Coffee University.”

Service.    Our coffeehouses deliver specific consumer benefits that address a wide range of otherwise unmet needs in suburban neighborhoods in the United States. As a neighborhood coffeehouse, we are the non-alcoholic counterpart to the corner pub. Our employees greet regular customers by name and acknowledge all patrons by name at the point of drink pick-up. Although a large percentage of coffeehouse business is quick morning coffee pick-up, where speed is an important aspect of our overall service, our coffeehouses place an emphasis on hospitality and customer interaction to encourage development of strong afternoon and evening business. This is complemented by our selection of desserts, pastries and quality, non-caffeinated beverages. Surveys and customer comments indicate that patrons are treated as part of the Diedrich Coffee community and frequently visit the coffeehouse.

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

Wholesale Distribution

As of June 30, 2004, we had over 460 coffee wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean’s brands. Our current wholesale accounts are in the OCS market, chain restaurants, independent restaurants and other hospitality industry accounts and specialty retailers. Additionally, except for our franchisees in Australia and Mexico, our franchise agreements require both Gloria Jean’s and Diedrich Coffee franchisees to purchase substantially all of their coffee from us, and we record a wholesale gross profit on such sales.

OCS Market

We sell our premium coffees primarily to OCS distributors in whole bean and ground coffee form for use in traditional coffee brewing equipment found in most office environments. During fiscal 2000, we entered into a licensing agreement with Keurig, Inc. whereby we utilize Keurig’s patented single-serve coffee brewing technology and its existing extensive distribution channels within the OCS market. Keurig is introducing a variation of its OCS market brewing technology for at-home use by consumers, and we intend to participate actively if at-home use is successfully established.

Chain Restaurants

As specialty coffee has grown in overall popularity, restaurant customers are demanding a high quality cup of coffee as a supplement to a meal. Our chain accounts include Ruby’s restaurants, Ruth’s Chris Steakhouse (California and Arizona locations), Pat and Oscar’s restaurants and Islands restaurants. We not only supply coffee to these customers, but also approve their equipment and train their employees to ensure that the quality of coffee served meets our rigorous quality standards. It is common for our chain restaurant wholesale customers to specify in their menus that they serve Diedrich Coffee or Gloria Jean’s coffee, which provides us with additional exposure to the restaurants’ patrons.

Other Wholesale Accounts

We also supply coffee on a wholesale basis to a number of smaller, often independent, operators in the restaurant and hospitality industries and to specialty retailers. These wholesale accounts are typically located in the same geographic areas where our retail outlets have created brand awareness and demand. We are careful to balance the benefit of new wholesale accounts near our existing retail outlets against the risk of “cannibalization” of these units. We believe that this risk can be successfully managed. Many of our wholesale accounts, such as hotels, restaurants, golf course snack bars and airport concessions have their own “captive” customer base. In such cases, the risk of cannibalization is minimal, since a customer would not likely stop their activity in such locations to visit one of our coffeehouses or mall based coffee stores for a beverage, and then return to their previous activity at those wholesale customer locations. Additionally, if sales conflicts arise as we develop new retail locations in the future, we can cease selling to then-existing wholesale accounts.

Growth Strategy

Retail Segment Growth.    We expect future growth in our retail segment to occur in two ways: via comparable store sales growth in each of our retail brands and from new retail unit growth. We expect that new unit growth in the near term will be achieved primarily through the development of new Gloria Jean’s retail locations, both domestically by us and internationally by franchisees, and in the future through the development of new Diedrich Coffee coffeehouses in southern California by us and by franchisees. We believe that the resources we recently invested in our Gloria Jean’s franchising infrastructure will facilitate continued strong growth in our international store count and will allow us to resume net growth in our domestic store count under that brand. Diedrich Coffee franchise development will occur less rapidly relative to Gloria Jean’s for two reasons. First, we continue to evaluate a number of initiatives and programs within the Diedrich Coffee business model that are designed to make Diedrich Coffee franchises more attractive to prospective franchisees before we attempt to grow the brand further on a franchised basis. Second, once we are comfortable franchising new Diedrich Coffee units again, we expect that new unit growth will be concentrated almost exclusively in southern California, for the reasons described below. In the near term, retail growth under our Coffee People brand is expected to occur primarily through comparable store sales growth.

Development of new retail locations by us is undertaken on a very selective basis. For both Gloria Jean’s and Diedrich Coffee, new company store development will be done primarily for the purpose of facilitating new franchise development, rather than as part of a deliberate strategy to increase the size of the company operated retail unit portfolio. Therefore, increased development of new retail units by us will likely be accompanied by increased sales of company operated retail units to franchisees. For a variety of reasons, retail units sold by us to franchisees in any given period may not necessarily coincide precisely with the specific new units developed by us in that same period. Development of new retail units by us is expected to support new franchise development in a number of ways, including opportunistically obtaining control of desirable locations as they become available, increasing awareness of our specialty coffee brands by real estate developers and landlords of prime retail properties as they develop new retail venues, and by prospective retail coffeehouse customers, improving the cost effectiveness of architectural plans for new prototypes, leveraging purchasing efficiencies system-wide for new unit equipment and fixtures packages, and increasing awareness among prospective franchisees and their lenders.

Gloria Jean’s Franchise Growth

Since the acquisition of the Gloria Jean’s brand in 1999, we have made a number of modifications to the Gloria Jean’s franchising business model to strengthen the Gloria Jean’s system. A new form of franchise agreement was adopted which incorporated many provisions common in other successful franchise systems. Screening of financial qualifications of franchise candidates has been improved in terms of consistency and accuracy. Franchisees are now encouraged to obtain their own master leases directly from mall owners, rather than subleasing their locations from Gloria Jean’s. Franchisees are required to hire their own architects and contractors to develop new Gloria Jean’s locations to approved specifications. Our training program has been completely redesigned in order to improve the quality of store level operations, product quality, and the consistency of brand standards. Although we believe that these and other changes to the Gloria Jean’s franchising model will ultimately result in a stronger Gloria Jean’s franchise system, they may result in slower domestic franchise growth in the near term.

Another factor we must overcome in the near term to resume domestic unit growth for Gloria Jean’s is a shortage of projects in our new unit development “pipeline,” or inventory of new unit deals in progress. This shortage resulted from our focus on improving the foundation for future franchise development during the past several years since we acquired the Gloria Jean’s brand, rather than on opening new retail units. As part of our efforts to strengthen our existing retail base, it was necessary to allow many of the weaker performing locations to close. Additional gaps in the flow of new franchise units resulted from several periods where our franchise registration status, which is required by law to sell new franchises, was temporarily interrupted during certain periods when our financial position was less stable than it is today, and frequent updates of our registration were required.

Although there were only three “premature” franchise unit closures (closures prior to the natural expiration of the underlying master lease) during the most recent fiscal year, there are an average of approximately one dozen franchise units which reach their “natural” expiration annually, and it may not make economic sense to renew many of these locations based on changes in the retail tenant mix, desirability of the location, increases in rent relative to sales levels, and various other factors. Therefore, it may be some time before we are able to open enough new domestic retail units to offset the number of closures during the same time period for net growth in domestic retail unit count.

Gloria Jean’s has been successful establishing coffeehouses internationally through area development agreements, and has added a net of 142 new international franchise units during the past two fiscal years. International franchisees operated 282 Gloria Jean’s retail locations in 13 countries at June 30, 2004, and we anticipate continued strong growth internationally through existing area development agreements during fiscal 2005. We also expect to seek to enter into new area development agreements and master franchise agreements in order to expand Gloria Jean’s international penetration to additional countries in the future.

Diedrich Coffee Franchise Growth

For the past several years we have temporarily suspended our prior franchise growth strategy for the Diedrich Coffee brand. In order to make Diedrich Coffee franchises more attractive to prospective franchisees, we continue to evaluate a number of initiatives and programs within the Diedrich Coffee business model before we attempt to grow the brand further on a franchised basis. Because the Diedrich Coffee system is relatively small in size when compared to our Gloria Jean’s system and because it is concentrated geographically almost exclusively in southern California, where the locations are 100% company operated, we believe this is the optimal time to test new programs and initiatives for the entire Diedrich Coffee system before we devote significant resources to a franchise development program.

When we are comfortable franchising new Diedrich Coffee units again, we anticipate that our strategy will be to leverage Diedrich Coffee’s existing brand awareness and retail operating unit base in central and south Orange County, California to achieve a higher level of penetration of this “core” market with new Diedrich Coffee locations. Once this is accomplished, our plan is to develop additional franchised retail units in new markets, expanding outwardly from the core market in concentric rings, and focusing sequentially on the next highest priority areas for expansion. Therefore, north Orange County, southern Los Angeles County and northern San Diego County, all of which are in close geographic proximity to Diedrich Coffee’s existing core base of retail coffeehouses, but which presently have few Diedrich Coffee units, would be our next priority once central and south Orange County achieves a sufficiently high level of penetration. Likewise, once a base of coffeehouses has been successfully established in these immediately adjacent markets, the next sphere of opportunity would include parts of the greater Los Angeles and San Diego metropolitan areas. It should be noted that growth potential under such a “concentric rings” strategy would be significant, even though concentrated within a single region, because of the significant population of southern California. Based upon the 2000 census, the five county metropolitan Los Angeles area (which includes Los Angeles, Orange, Riverside, San Bernardino and Ventura Counties) has a population in excess of 15 million people and San Diego County has a population in excess of 2 million people. We believe that this strategy maximizes the likelihood of success of new retail units because of heightened brand awareness and operational efficiencies.

As will be the case for our Gloria Jean’s brand, new Diedrich Coffee units we open as company operated coffeehouses will be undertaken on a very selective basis, and primarily as a way to facilitate our franchising initiative described above. Also, as in the case of our Gloria Jean’s operations, we may periodically sell certain company operated Diedrich Coffee locations to franchisees as part of this same strategy.

As of June 30, 2004, we had one area development agreement in effect with Diedrich franchisees. This agreement is for areas outside of California.

Wholesale Distribution Growth.    We have taken significant steps to build our wholesale sales organization over the past two years, and we are actively seeking new distribution channels for our products. We intend to pursue continued growth within our OCS wholesale business by expanding the number of distributors that carry our Keurig Premium Coffee Systems™ lines of coffees and our whole bean and ground coffee product lines. We also offer our coffees on our internet website, and we believe that this channel of distribution has long-term growth potential.

Franchise Support Programs

We provide a variety of support services to our franchisees. These services include marketing, product sourcing, volume purchasing savings, training and business consultation.

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

Marketing

Our primary marketing strategy is to develop the Gloria Jean’s brand through penetration of new and existing markets via franchise growth. Our marketing strategy for our Diedrich Coffee brand is to support growth in same store sales and to position the brand for new unit growth in the near future. Our wholesale sales in the OCS market, to chain restaurants, and to other customers also operates to increase the visibility of our brands. Our marketing efforts are based upon the belief that the proprietary roast recipes and our commitment to quality and freshness deliver a distinctive advantage in our products. We use word-of-mouth, local store marketing and the inviting atmosphere of our coffeehouses and mall coffee stores to drive brand awareness and comparable store sales growth. We also conduct in-store coffee tastings, provide brewed coffee at local neighborhood events, and donate coffee to local charities to increase brand awareness. We also conduct product trials in the communities where our coffeehouses and mall coffee stores are located.

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

Roasting

We employ a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Our master roasters are responsible for the green coffee bean roasting process. They are craftsmen who employ our proprietary roasting formulas while adjusting the formula to take into account the specific attributes of each coffee bean being roasted. Each coffee bean contains aromatic oils and flavor characteristics that develop from the soil, climate and environment where the bean is grown. The skilled roast master determines and carefully controls the roasting conditions in an effort to maximize the flavor potential of each batch of coffee. The roast master hears how the roast pops, smells the developing aroma and identifies the right shades of color. He draws upon experience and knowledge to properly adjust airflow, time and temperature while the roast is in progress in order to optimize each roast.

Freshness

We are committed to serving our customers beverages and whole bean products from freshly roasted coffee beans. Our coffee is delivered to our retail locations and wholesale customers promptly to guarantee the freshness of each cup of coffee or package of whole coffee beans sold.

Competition

The specialty coffee market is intensely competitive and highly fragmented. With low barriers to entry, competition in the industry is expected to increase from national and regional chains, as well as from local specialty coffee stores. We compete directly against all other premium coffee roasters, wholesalers and retailers, including other brands of coffeehouses, and mall coffee stores, restaurant and beverage outlets that serve coffee, and a growing number of espresso kiosks, stands, and carts. In addition, we compete to draw consumers of standard or commercial coffee to premium coffee. Our whole bean coffee competes directly against specialty coffees sold at specialty retailers and a growing number of specialty coffee stores. We believe that our customers choose among retailers primarily on the basis of product quality, service, coffeehouse ambiance and convenience and, to a lesser extent, on price.

We compete with a growing number of specialty coffee retailers including Starbucks, Coffee Beanery Ltd., Caribou Coffee, Barnie’s, Tully’s, New World Coffee & Bagels, Peet’s Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than we have. A number of nationwide coffee manufacturers, such as Kraft Foods, Proctor & Gamble and Nestlé, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for our coffees. Other specialty coffee companies including Starbucks, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters, sell whole bean coffees in supermarkets and variety and discount stores.

Foreign Operations

At June 30, 2004, there were 282 Gloria Jean’s coffeehouses in 13 foreign countries. The largest concentration of stores is in Australia where there were 196 stores at June 30, 2004. International operations, particularly those in Australia, have grown rapidly in the past three years. Total international revenues were $1,345,000 in fiscal 2002, $1,801,000 in fiscal 2003 and $3,134,000 in fiscal 2004. Australian revenues were approximately $579,000 in fiscal 2002, $1,350,000 in fiscal 2003 and $2,068,000 in fiscal 2004.

Other Factors

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

Intellectual Property

We own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Diedrich Coffee®, Gloria Jean’s®, Coffee People®, Motor Moka®, Aero Moka®, Wiener Melange Blend®, Harvest Peak®, and Flor de Apanas®, as well as other slogans, product names, design marks and logos. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks. We also own registrations and have applications pending in numerous foreign countries for the protection of the Diedrich Coffee and Coffee People trademark and service mark. These trademark registrations can generally be renewed as long as we continue to use the marks protected by the registrations. The Gloria Jean’s and Diedrich Coffee trademarks are material to our business. We also own a number of common law service marks and trademarks in the United States including “Gloria Jean’s Coffee Bean.” We have also received trademark and service mark protection for the name Coffee People and related marks in Canada and Japan. We own copyrights on our promotional materials, coffeehouse graphics and operational and training materials. We do not believe that any of these copyrights, valuable as they are, are material to our business.

Employees

At June 30, 2004, we employed 807 people, 316 of whom were employed full-time. None of our employees are represented by a labor union, and no employees are currently covered by collective bargaining agreements. We consider our relations with our employees to be good. We regularly review our employee benefits, training and other aspects of employment to attract and to retain valuable employees and managers.

Government Regulation

In addition to the laws and regulations relating to the food service industry, we are subject to Federal Trade Commission (“FTC”) regulation and state laws that regulate the offer and sale of franchises as well as the franchise relationship. The FTC’s Trade Regulation Rule relating to Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures generally requires us to give prospective franchisees a franchise offering circular containing information prescribed by the rule. A number of states have laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship. These laws generally require registration of the franchise offering with state authorities before making offers or sales and regulate the franchise relationship by, for example:

•	prohibiting interference with the right of free association among franchisees;

•	prohibiting discrimination in fees and charges;

•	regulating the termination of the relationship by requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, and an opportunity to cure a default;

•	requiring repurchase of inventories in some circumstances;

•	restricting non-renewal by the franchisor;

•	limiting restrictions on transfers or inheritance of the franchisee’s interests; and

•	regulating placement of competing units that might adversely affect the franchisee’s results.

Failure to comply with applicable franchise laws may adversely affect us. Any changes to the FTC’s rules, or state franchise laws, or future court or administrative decisions, could affect our franchise business. There are also extensive federal, state and local government regulations relating to the development and operation of food service outlets, including laws and regulations relating to: building and seating requirements; the preparation and sale of food; cleanliness; safety in the workplace; and accommodations for the disabled. Our relationship with our employees is also subject to regulation, such as: minimum wage requirements; anti-discrimination laws; overtime and working conditions; and citizenship requirements.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and other documents that we may file with or furnish to the SEC from time to time are available on our Internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission. These reports are available at www.diedrich.com under the heading “Investor Services.”

RISK FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS

Historical losses may continue and, as a result, the price of our common stock may be negatively affected.

For five years ended June 30, 2004, we had net income of $266,000 for the fiscal year ended June 30, 2004, a net loss of $1,223,000 for the fiscal year ended July 2, 2003, net income of $1,269,000 for the fiscal year ended July 3, 2002, a net loss of $3,988,000 for the fiscal year ended July 27, 2001 and a net loss of $22,423,000 for the fiscal year ended June 28, 2000. We could suffer losses in the future.

If we are not able to grow our business, the results of our operations and our financial condition may be adversely impacted.

As of June 30, 2004, we operated 46 Diedrich Coffee and Coffee People retail locations, which we managed on a day-to-day basis, and had seven franchised Diedrich Coffee coffeehouse locations. We also had 429 Gloria Jean’s retail locations, of which 419 were franchised. To grow, we must:

•	attract single and multi-store franchisees for our Gloria Jean’s brand in the United States, and multi-store franchisees and franchise area developers internationally;

•	continue to upgrade Gloria Jean’s products and programs;

•	expand Diedrich Coffee and Gloria Jean’s wholesale sales;

•	attract franchise area developers for Diedrich Coffee in the United States and internationally;

•	obtain (or have our franchise area developers obtain) suitable sites at acceptable costs in highly competitive real estate markets;

•	hire, train and retain qualified personnel;

•	integrate newly franchised or corporate locations into existing product distribution;

•	continue to upgrade inventory control, marketing and information systems; and

•	impose and maintain strict quality control from green coffee acquisition to the fresh cup of brewed coffee in a customer’s hand.

Implementation of our growth strategy may divert management’s attention from other aspects of our business and place a strain on management, operational and financial resources, and accounting systems. Future inability to grow our business may adversely affect the results of our operations and our financial condition.

Our franchisees could take actions that could harm our business.

Franchisees are independent contractors and are not our employees. We provide training and support to our franchisees, and the terms of our franchise agreements require our franchisees to maintain certain minimum operating standards; however, the quality of franchised operations may be diminished by any number of factors beyond our control. For example, franchisees may not successfully operate coffeehouses in a manner consistent with our standards and requirements, or may not hire and train qualified managers or other personnel. In other instances, franchisees may operate their units in conformity with our operating standards and specifications, but may fail to meet their financial obligations to us under a franchise agreement or a sublease for a location, or to vendors, lenders or other creditors. While we have certain contractual remedies in such instances of default, enforcing our remedies typically requires litigation, and therefore our image and reputation, and the image and reputation of other franchisees, may suffer until such litigation is successfully concluded. If a significant number of franchisees were to be in default simultaneously, a larger number of franchise units could be terminated in a given time period than we would be able to re-franchise, or absorb into our company operated unit base, and system-wide sales could significantly decline. If this were to occur, we might also be unable to meet our obligations to mall landlords for early termination of the 98 master leases for which we are currently liable.

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

Our operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

Our operating results will fluctuate from quarter to quarter as the result of a number of factors, including:

•	comparable store sales results;

•	the number, timing, mix and cost of coffeehouse and mall coffee store openings, franchises, acquisitions or closings;

•	the level of competition from existing or new competitors in the specialty coffee industry;

•	labor costs for our hourly and management personnel, including increases in federal or state minimum wage requirements;

•	changes in consumer preferences; and

•	fluctuations in prices of unroasted coffee.

From time to time in the future, our operating results likely will fall below the expectations of investors and public market securities analysts. Quarterly fluctuations, for any reason, could cause our stock price to decline. Also, our business is subject to seasonal fluctuations. The November - December holiday season generally experiences the highest sales. In contrast, hot weather tends to depress sales of hot coffee and espresso drinks, especially unseasonably warm weather. Consequently, we will continue to experience significant fluctuations in quarterly results.

In addition, if we were to open additional company owned coffeehouses in the future, we would incur significant pre-opening expenses, and the new coffeehouses would likely experience an initial period of operating losses. As a result, the opening of a significant number of company owned coffeehouses in a single period would have an adverse effect on our results of operations. Accordingly, we believe that period-to-period comparisons of our historical or future operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.

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

A number of our employees are subject to minimum wage requirements. Many of our employees work in retail locations located in California and Oregon, and receive salaries equal to those states’ minimum wage laws, which salaries currently exceed the federal minimum wage. There can be no assurance that further increases will not be implemented in these or other jurisdictions in which we operate or seek to operate. There can be no assurance that we will be able to pass additional increases in labor costs through to our customers in the form of price adjustments and, accordingly, such minimum wage increases could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may not be able to renew leases or control rent increases at our retail locations.

All of our 56 company operated coffeehouses are presently on leased premises. Gloria Jean’s stores are generally leased by an indirect subsidiary of Coffee People, although in most cases, the franchisees pay their rent directly to their landlord. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, these leases may not be renewed. If they are renewed, rents may increase substantially. Either of these events could adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value.

Our industry is highly competitive and we may not have the resources to compete effectively.

With low barriers to entry, competition in our industry is expected to increase from national and regional chains, franchise operators and local specialty coffee stores. Our whole bean coffees compete directly against specialty coffees sold at specialty retailers, variety and discount stores, and a growing number of specialty coffee stores. Many specialty coffee companies, including Starbucks, Seattle’s Best Coffee, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters sell whole bean coffees through these channels. In our sale of coffee beverages and espresso drinks, we compete directly against all other specialty grade coffee roasters, coffeehouses, espresso/coffee bars and mall coffee stores, as well as against restaurant and beverage outlets that serve coffee, and a growing number of espresso stands, carts, and stores. Our competition at this level includes a growing number of specialty coffee retailers, including Starbucks, Barnie’s, Coffee Beanery Ltd., Caribou Coffee, Peet’s Coffee, Tully’s Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than we have. In addition, we compete to draw customers of standard or commercial coffee, and consumers of substitute coffee products manufactured by a number of nationwide coffee manufacturers, such as Kraft Foods, Proctor & Gamble and Nestlé, to specialty grade coffee.

We believe that our customers choose among retailers primarily on the basis of product quality, service, coffeehouse ambiance, convenience, and to a lesser extent, on price. The performance of individual coffeehouses or mall coffee stores may also be affected by factors such as traffic patterns and the type, number and proximity of competing coffeehouses or mall coffee stores. In addition, factors such as inflation, increased coffee bean, food, labor and employee benefit costs, and the availability of experienced management and hourly employees may also adversely affect the specialty coffee retail business in general and our coffeehouses and mall coffee stores in particular.

Growth of our international operations may be adversely affected by factors outside of our control.

We have 282 Gloria Jean’s franchised stores located outside of the United States and its territories. As part of our growth strategy, we expect to seek franchise developers internationally for Gloria Jean’s stores. As a result, our business and operations will be increasingly subject to the risk of changes in economic conditions and, to a lesser extent, changes in social and political conditions inherent in foreign operations, including changes in U.S. laws and regulations relating to foreign trade and investment. In addition, consumer tastes vary from region to region, and consumers located in the regions in which we may expand our retail operations may not be as receptive to specialty coffees as consumers in existing markets.

Our company operated retail locations are concentrated in the western region of the United States, and therefore our business is subject to fluctuations if adverse business conditions occur in that region.

Our company operated retail locations are primarily located in the western region of the United States. Accordingly, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. In addition, some of our competitors have many more retail locations than we do. Consequently, adverse economic or other conditions in a region, a decline in the profitability of several existing retail locations or the introduction of several unsuccessful new retail locations in a geographic area could have a more significant effect on our results of operations than would be the case for a company with a larger number of retail locations or with more geographically dispersed retail locations.

Our supply costs may be higher than we expect because of fluctuations in availability and cost of unroasted coffee.

Increases in the price of green coffee, or the unavailability of adequate supplies of green coffee of the quality we seek, whether due to the failure of our suppliers to perform, conditions in coffee-producing countries, or otherwise, could have a material adverse effect on our results of operations. We depend upon both outside brokers and our direct contacts with exporters and growers in countries of origin for our supply of green coffee. Coffee supply and price are subject to significant volatility beyond our control. Although most coffee trades in the commodity market, coffee of the quality we seek tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the origin, supply and demand at the time of purchase. Supply and price can be affected by a number of factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization or the Association of Coffee Producing Countries. These organizations have historically attempted to establish commodity price controls of green coffee through agreements that establish export quotas or by restricting coffee supplies worldwide. These organizations, or others, may succeed in raising green coffee prices. Should this happen, we may not be able to maintain our gross margins by raising prices without affecting demand.

Compliance with health, franchising and other government regulations applicable to us could have a material adverse affect on our business, financial condition and results of operations.

Each retail location and roasting facility is and will be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of our retail locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse affect on our business, financial condition and results of operations. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new retail locations, or could materially and adversely affect the operation of existing retail locations. In addition, we may not be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective or timely basis in order to construct and develop retail locations in the future.

We are also subject to federal regulation and certain foreign and state laws that govern the offer and sale of franchises and the franchisor-franchisee relationship. Many foreign and state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some foreign countries and states require companies to register certain materials before franchises can be offered or sold in that country or state. The failure to obtain or retain licenses or registration approvals to sell franchises could delay or preclude franchise sales and otherwise adversely affect our business, financial condition and results of operations. Additionally, any franchise law violations may give existing and future franchisees a basis to bring claims against us. Franchise law violation claims could include unfair business practices, negligent misrepresentation, fraud, or statutory franchise investment or relationship violations. Remedies may include damages or rescission of the franchise agreement by the franchisee. These claims may already exist and their assertion against us could adversely affect our business, financial condition, and results of operations.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business.

Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. The loss of services of these individuals could disrupt operations. Although we have employment agreements with each of our executive officers, any of our executive officers can terminate their employment if he or she chooses to do so. In addition, our success and the success of our franchisees will depend upon our and their ability to attract and retain highly motivated, well-qualified retail operators and other management personnel, as well as a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Our inability to recruit and retain such individuals may delay the planned openings of new retail locations or result in higher employee turnover in existing retail locations, which could have a material adverse effect on our business or results of operations.

We could be subject to adverse publicity or claims from our customers.

We may be the subject of complaints from or litigation by customers who allege beverage or food-related illness, injuries suffered on the premises or other quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable. We may also be the subject of complaints or allegations from current, former or prospective employees from time-to-time. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business, financial condition and results of operations.

Changes in consumer preferences or discretionary spending could negatively affect our results.

Our retail locations offer specialty coffee beans, brewed coffee beverages, espresso-based beverages, blended drinks and light food items served in a casual setting. Our continued success depends, in part, upon the popularity of these types of coffee-based beverages and this style of casual dining. Shifts in consumer preferences away from our coffee-based beverages or casual setting could materially adversely affect our future profitability. Also, our success depends to a significant extent on a number of factors that affect discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could adversely affect our business, financial condition, operating results and cash flows.

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

Our failure or inability to enforce our trademarks or trade names could adversely affect our efforts to establish brand equity.

Our ability to successfully expand our business will depend in part on our ability to maintain “brand equity” through the use of our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. We currently hold a number of trademarks and service marks related to our brands. Some or all of our rights related to our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek or intend to utilize similar intellectual property in areas where we operate or intend to conduct operations. If we are unable to successfully enforce our intellectual property rights, we may be unable to capitalize on our efforts to maintain brand equity. It is possible that we will encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations, including foreign countries. Claims from prior users could limit our operations or cause us to pay damages or licensing fees to a prior user or registrant of similar intellectual property.

Item 2.	Properties.

Office Space and Plant

We currently lease approximately 17,620 square feet of office space in Irvine, California and approximately 6,192 square feet of warehouse space in Irvine, California. The lease for the office space will expire in January 2011 and the lease for the warehouse space will expire in October 2006. We also lease a 66,237 square foot roasting facility located in Castroville, California. The term of the current lease expires on December 31, 2005, and is renewable, at our option, for a term of seven additional years. We believe that our facilities are generally adequate for our current needs, and that suitable additional production and administrative space will be available as needed for the foreseeable future.

Company Owned Locations

As of June 30, 2004, we were a party to leases for a total of 56 company operated retail locations. During fiscal year 2004, we closed five locations. Our company operated retail locations on leased premises are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or if renewed, that rents will not increase substantially, either of which would adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial increases or are subject to renewal with a scheduled rent increase, which could result in rents being above fair market value.

Franchised Stores

All of our Gloria Jean’s locations are operated on leased premises, 137 of which are located in the United States and 282 of which are located in foreign countries. A majority of the leased premises presently occupied by domestic Gloria Jean’s franchised outlets are leased by us, and we have entered into sublease agreements with the franchisees on a cost pass-through basis. Gloria Jean’s, however, remains obligated under the lease in all such cases. As further discussed below under the heading “Financial Condition and Liquidity and Capital Resources – Commitments and Contractual Obligations,” our maximum theoretical future exposure under these leases at June 30, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $15,337,000. In the future, new franchisees will generally be required to enter into master leases directly with the landlord. This will also be the case when current leases are up for renewal. Gloria Jean’s stores are designed to accommodate locations in various sizes, ranging from 170 square foot kiosk outlets (which sell principally coffee drinks and other beverages) to 2,000 square foot full service stores.

Item 3.	Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of September 28, 2004, we were not a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is reported on the Nasdaq National Market under the symbol “DDRX.” The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as reported on the Nasdaq National Market.

	Price Range
Period	High	Low
Fiscal Year Ended July 2, 2003
Twelve Weeks Ended September 25, 2002	$4.88	$1.50
Twelve Weeks Ended December 18, 2002	5.25	3.35
Twelve Weeks Ended March 12, 2003	4.25	2.35
Sixteen Weeks Ended July 2, 2003	3.62	2.10

Fiscal Year Ended June 30, 2004
Twelve Weeks Ended September 24, 2003	3.65	2.85
Twelve Weeks Ended December 17, 2003	4.86	3.25
Twelve Weeks Ended March 10, 2004	3.89	3.17
Sixteen Weeks Ended June 30, 2004	5.88	3.20

At September 21, 2004, there were 5,162,757 shares of our common stock outstanding and 703 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6.	Selected Financial Data.

Our fiscal year ends on the Wednesday closest to June 30. This reporting schedule generally results in three 12-week quarters and one 16-week quarter during the fourth fiscal quarter, for a total of 52 weeks. However, due to the alignment of the calendar in 2002, the fiscal year ended July 3, 2002 contains 17 weeks during the fourth fiscal quarter, for a total of 53 weeks. The following selected financial data may not be indicative of our future results of operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 20, and should be read in conjunction with our consolidated financial statements and related notes.

	Fiscal Year ended June 30, 2004	Fiscal Year ended July 2, 2003	Fiscal Year ended July 3, 2002 (A)	Fiscal Year ended June 27, 2001	Fiscal Year ended June 28, 2000
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue:
Retail sales	$31,617	$33,034	$38,658	$46,925	$48,308
Wholesale and other	15,466	15,336	16,681	18,545	19,081
Franchise revenue	7,542	6,409	6,868	6,742	6,592

Total revenue	54,625	54,779	62,207	72,212	73,981

Costs and expenses:
Cost of sales and related occupancy costs	25,112	26,276	30,439	36,152	38,240
Operating expenses	16,707	16,871	17,895	20,907	20,646
Depreciation and amortization	2,289	1,944	2,384	4,445	4,331
General and administrative expenses	9,813	9,237	9,467	10,676	15,734
Provision for asset impairment and restructuring costs	94	2,232	547	2,867	16,370
Gain on asset disposals	(2)	(868)	(423)	(173)	(24)

Total costs and expenses	54,013	55,692	60,309	74,874	95,297

Operating income (loss)	612	(913)	1,898	(2,662)	(21,316)

Interest expense and other, net	(318)	(256)	(537)	(1,290)	(1,088)

Income (loss) before income tax provision	294	(1,169)	1,361	(3,952)	(22,404)
Income tax provision	28	54	92	36	19

Net income (loss)	$266	$(1,223)	$1,269	$(3,988)	$(22,423)

Basic and diluted net income (loss) per common share (B)	$0.05	$(0.24)	$0.25	$(1.16)	$(7.19)

Balance Sheet Data:
Working capital (deficiency)	$641	$1,207	$809	$(819)	$(4,216)
Total assets	25,272	26,542	28,280	31,891	40,330
Long-term debt and obligations under capital leases, less current portion	1,173	2,033	2,832	4,219	10,252
Total stockholders’ equity	$16,877	$16,589	$17,744	$16,613	$15,122

(A)	Includes 53 weeks of operation.

(B)	All per share information has been adjusted to reflect our one-for-four reverse stock split, which was effective May 9, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent significant transactions that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal 2004 to fiscal 2003 and comparing the results for fiscal 2003 to fiscal 2002.

•	Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2004. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•	Critical accounting policies. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	New accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.

OVERVIEW

Business

We are a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company operated and franchised retail locations. We also sell whole bean and ground coffees on a wholesale basis in the Office Coffee Service market and to other wholesale customers, including restaurant chains and other retailers. We roast coffee at our coffee roasting facility in central California. It supplies freshly roasted coffee to our company operated and franchised retail locations and to our wholesale accounts.

Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Diedrich Coffee and Coffee People brands are primarily company store operations and the Gloria Jean’s brand is primarily a franchised store operation. As of June 30, 2004, we owned and operated 56 retail locations and franchised 426 other retail locations under these brands, for a total of 482 retail coffee outlets. Our retail units are located in 34 states and 13 foreign countries. As of June 30, 2004, we had over 460 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants, and others. Although the specialty coffee industry is dominated by a single company with more than 8,000 locations, we are one of the nation’s largest specialty coffee retailers and a significant competitor in the international market. Our system-wide revenues are more than $225 million.

We believe that our company is differentiated from other specialty coffee companies by the quality of our coffee products, the superior personalized customer service provided to our customers and the warm and friendly ambiance offered by our coffeehouses. We serve our distinctively roasted coffee products in all of our brand locations and an extensive variety of fine quality flavored whole bean coffees are offered in our Gloria Jean’s units. Our roasting recipes take into account the specific variety, origin and physical characteristics of each coffee bean to maximize its unique flavor.

Key Performance Indicators

We have several key indicators that we use to evaluate the performance of our business. These include same-store sales growth, the number of company operated and franchised stores opened and closed, and the measured relationship of cost of sales and related occupancy costs, operating expenses and general and administrative expenses to sales.

Same-store sales growth, or comparative sales growth, is a primary statistic used in the retail industry to measure core revenues. This measure compares sales for all units open for one year or more to the comparable prior year period. We use this measure to evaluate single coffeehouse, total brand, and total company sales performance. Until recently, comparable sales of our company operated stores and domestic franchised stores had declined, primarily as a result of aging stores, a lack of capital to fund store improvements, and no new store openings. New stores typically achieve relatively strong comparative sales growth in their early years. Franchised units that are located in malls have also experienced declining sales due to overall declines in mall traffic.

The number of operating units opened and closed is also a measure of the health of our brands and our business, although it is affected by a number of factors, including the availability of capital to finance growth. In recent years the number of domestic units has declined because the number of aging units closing exceeded the number of new units opening. International unit growth has been robust in recent years, particularly in Australia. Also, company operated stores have declined and franchised stores have increased. Unlike new company operated stores, new franchised stores do not require our capital. In addition, franchised stores typically make an immediate profit contribution, whereas company stores generally are not profitable in the first year. Domestic franchises generate more profit than international franchises because the domestic royalty fees are higher and because all domestic franchisees are required to purchase their coffee from us.

We use the relationship between cost of sales and related occupancy costs and operating expenses to sales to measure the operating efficiency of our individual coffeehouses and to measure the relationship between general and administrative expenses to sales to monitor and control the level of corporate overhead. Cost of sales and related occupancy costs have declined, and gross margins have improved, in recent years primarily because wholesale sales, that have higher gross margins than retail sales, have become a higher percentage of our overall sales mix. Operating expenses have increased in the past two years as a result of dedicating more in-store labor and supervision to the retail stores. General and administrative expenses have increased as a percentage of sales due to staffing for accelerated growth and due to the effect of continuing declines in sales on a relatively fixed expense base.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue of certain items included in our statements of income for the years indicated:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
Net revenue:
Retail sales	57.9%	60.3%	62.2%
Wholesale and other	28.3	28.0	26.8
Franchise revenue	13.8	11.7	11.0

Total revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales and related occupancy costs	45.9%	48.0%	48.9%
Operating expenses	30.6	30.8	28.8
Depreciation and amortization	4.2	3.5	3.8
General and administrative expenses	18.0	16.9	15.2
Provision for asset impairment and restructuring costs	0.2	4.1	0.9
Gain on asset disposals	0.0	(1.6)	(0.7)

Total costs and expenses	98.9%	101.7%	96.9%

Operating income (loss)	1.1%	(1.7)%	3.1%
Interest expense and other, net	(0.5)	(0.4)	(0.9)

Income (loss) before income tax provision	0.6	(2.1)	2.2
Income tax provision	0.1	0.1	0.2

Net income (loss)	0.5%	(2.2)%	2.0%

Year Ended June 30, 2004 Compared To Year Ended July 2, 2003

Total Revenue.    Our total revenue for the year ended June 30, 2004 decreased by $154,000, to $54,625,000 from $54,779,000 for the year ended July 2, 2003. This result was the net effect of a decrease in retail sales, offset by increases in wholesale sales and franchise revenue. Each component of total revenue is discussed below.

Retail Sales.    Our retail sales revenue for the year ended June 30, 2004 decreased by $1,417,000, or 4.3%, to $31,617,000 from $33,034,000 for the year ended July 2, 2003. This decrease was primarily related to a lower number of company stores partially offset by higher same store sales. During the year, five company stores were closed and a net of two stores were transferred to us by franchisees. The retail sales decrease is attributable to sales lost from the year over year company store count decline of approximately $2,206,000, which was partially offset by the 1.4% increase in comparable store sales for company operated units, approximately $646,000. Retail sales from our internet website also increased by $185,000 in fiscal 2004.

Wholesale and Other.    Our wholesale revenue for the year ended June 30, 2004 increased by $130,000, or 0.8%, to $15,466,000 from $15,336,000 for the year ended July 2, 2003. This increase was primarily the net result of the following factors:

Keurig “K-cup” and other Office Coffee Service sales.    Keurig “K-cup” and other Office Coffee Service sales, along with other non-contract sales, achieved 17.2% sales growth in fiscal 2004, increasing $1,053,000 to $7,163,000.

Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $760,000 for the year ended June 30, 2004 because of a decrease in the number of domestic franchise stores in the current fiscal year. This resulted from the closure of 14 Gloria Jean’s domestic franchise locations. The decrease in domestic store count was compounded by a decrease of 0.8% in Gloria Jean’s domestic system comparable sales that also reduced roasted coffee usage.

Coffee sales to restaurants and specialty retailers.    Wholesale coffee sales to restaurants and specialty retailers decreased $114,000, or 6.7%, from the prior year. This segment is being de-emphasized due to its relatively low profitability.

Coffee sales to grocery retailers.    The grocery retail segment proved to be unprofitable and we exited this distribution channel early in fiscal 2004. Sales for the year were $38,000, a decrease of $55,000 from the prior year.

Franchise Revenue.    We increased our franchise revenue by $1,133,000, or 17.7%, to $7,542,000 for the year ended June 30, 2004 from $6,409,000 for the year ended July 2, 2003. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The increase in franchise revenue was primarily due to the net impact of an increase in international royalties and initial franchise fees partially offset by a reduction in domestic franchise royalties. International royalties increased by $878,000 as a result of the 76 store net increase in the number of international outlets compared to the prior year. International initial franchise fees increased by $546,000, of which $263,000 resulted from the termination of an area development agreement with Malaysia and $283,000 resulted from the 76 store net increase in international units. Domestic royalties declined by $277,000 primarily due to the six store net decrease in the number of Gloria Jean’s domestic franchise locations compared to the prior year 2004 and the 0.8% decrease in Gloria Jean’s franchise comparable store sales.

Cost of Sales and Related Occupancy Costs.    As a percentage of total revenue, these costs declined from 48.0% in fiscal 2003 to 45.9% in fiscal 2004. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs declined as a percentage of total retail and wholesale sales from 54.3% in fiscal 2003 to 53.3% in fiscal 2004. Overall cost of sales remained relatively stable, although wholesale cost of sales declined by $106,000 primarily due to our exiting the high cost retail grocery distribution channel early in fiscal 2004. Retail cost of sales declined by $496,000 primarily due to the closure of five company stores. Occupancy costs declined by $562,000 primarily due to the retail stores with high occupancy costs that were closed in the past year.

Market prices for coffee beans increased significantly during fiscal 2004, although the market prices for specialty coffee beans rose at a lower rate. Because we typically have commitments for approximately 50% of our coffee bean requirements, the increase did not affect fiscal 2004 cost of goods sold and margins significantly. Dairy prices also increased approximately 20% in the fourth quarter of fiscal 2004. If commodity prices remain at the increased levels, an upward adjustment in our retail prices may be necessary.

Operating Expenses.    Operating expenses for the year ended June 30, 2004 remained relatively flat, decreasing by 1.0% to $16,707,000 from $16,871,000 for the year ended July 2, 2003. On a margin basis, operating expenses declined slightly to 30.6% of total revenue from 30.8% in the prior year. The decline was the net result of a number of factors. Retail operating expenses increased overall by $122,000 primarily as a result of increased staffing in the coffeehouses and additional supervision of these units. Wholesale operating expenses decreased overall by $358,000 primarily as a result of our exiting the retail grocery distribution channel in fiscal 2004 and as a result of improved collection experience that reduced bad debt expense.

Depreciation and Amortization.    Depreciation and amortization increased by $345,000, or 17.7%, to $2,289,000 for the year ended June 30, 2004. This increase is primarily due to the store re-imaging and improvement program conducted during fiscal 2004 and as a result of acquiring additional machinery and equipment for our Castroville roasting facility.

General and Administrative Expenses.    Our general and administrative expense increased by $576,000, or 6.2%, to $9,813,000 for the year ended June 30, 2004. On a margin basis, general and administrative expenses increased to 18.0% of total revenue for the year ended June 30, 2004 from 16.9% of total revenue for the year ended July 2, 2003. This 1.1 unfavorable margin basis point change for the current year was primarily the result of a $400,000 increase in salaries due to additional staffing in the franchise development and construction areas in preparation for a planned acceleration of unit growth.

Provision for Asset Impairment and Restructuring Costs.    Asset impairment and restructuring costs declined from $2,232,000 in fiscal year 2003 to $94,000 in fiscal year 2004. Provisions for asset impairment and restructuring costs arise as a result of regular reviews of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Provisions for asset impairment and restructuring costs may also arise as a result of our regular reviews of purchased goodwill and certain other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires, among other things, the use of a non-amortization approach for purchased goodwill and certain other intangible assets, and provides for a review for possible impairment of these assets at least annually. SFAS No. 142 also provides for a review of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Gain on Asset Disposals.    Gain on asset disposals declined from $868,000 for the year ended July 2, 2003 to $2,000 for the year ended June 30, 2004. This fiscal 2003 gain was primarily related to a net gain of $984,000 from the sales and closures of nine locations partially offset by the write-off of equipment from other closed locations.

Interest Expense and Other, Net.    Interest expense and other, net increased to $318,000 for the year ended June 30, 2004 from $256,000 for the year ended July 2, 2003. This increase is primarily due to a write-off of $68,000 of deferred financing costs incurred in securing loan facilities that were refinanced with proceeds of a new financing completed during fiscal 2004.

Income Tax Expense.    Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the years ended June 30, 2004 and July 2, 2003. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between fiscal 2004 versus fiscal 2003 is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a variety of states. As of June 30, 2004, net operating loss carryforwards for federal and state income tax purposes of $30,747,000 and $19,329,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.

Year Ended July 2, 2003 Compared To Year Ended July 3, 2002

Total Revenue.    Our total revenue for the year ended July 2, 2003 decreased by $7,428,000, or 11.9%, to $54,779,000 from $62,207,000 for the year ended July 3, 2002. This decrease consisted of decreases in retail sales, wholesale and other sales, and franchise revenue. Each component of total revenue is discussed below.

Retail Sales.    Retail sales revenue for the year ended July 2, 2003 decreased by $5,624,000, or 14.5%, to $33,034,000 from $38,658,000 for the year ended July 3, 2002. This decrease was primarily related to the net impact of several factors. First, the number of company operated stores decreased in fiscal year 2003 versus fiscal year 2002 because of the closure of three poorly performing company operated locations, the closure of three company operated kiosks, and the sale of six other company operated locations to franchisees since the beginning of fiscal year 2003. The reduction in retail sales from the unit divestitures noted above amounted to approximately $4,801,000. A summary of company operated and franchise retail unit activity for both fiscal year 2003 and 2002 can be found above under the caption “Business – Our Business Model – Retail Outlets.” Second, retail sales declined by 3.4%, or $1,076,000, due to lower comparable store sales for company operated units.

Approximately $636,000 of this decrease was due to an unfavorable match up to fiscal year 2002, which contained one additional fiscal week versus fiscal year 2003. Fiscal year 2002 contained 53 weeks, whereas fiscal year 2003 contained only 52 weeks. These decreases were partially offset by a $253,000 increase in retail sales from our internet website.

Wholesale and Other.    Our wholesale revenue for the year ended July 2, 2003 decreased by $1,345,000, or 8.1%, to $15,336,000 from $16,681,000 for the year ended July 3, 2002. This decrease was primarily the net result of the following factors:

Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $1,131,000 for the year ended July 2, 2003 because of a decrease in the number of domestic franchise stores in the current fiscal year. This resulted from the closure of 24 domestic franchise locations. The decrease in domestic store count was compounded by lower sales volumes at open stores. Gloria Jean’s system comparable sales decreased 0.9% for the year ended July 2, 2003 versus the year ended July 3, 2002, further reducing roasted coffee usage.

Coffee sales to restaurants and specialty retailers.    Wholesale coffee sales to restaurants and specialty retailers decreased $267,000, or 13.6%, for the year ended July 2, 2003. This decrease primarily resulted from our reduced focus on independent and specialty retailer accounts because many of these accounts represent only a single or few retail locations and require proportionately more resources to support.

Coffee sales to grocery retailers.    Although we began selling coffee through the grocery distribution channel during the second fiscal quarter of 2003, revenue on our initial coffee shipments netted to zero because the wholesale selling value of such shipments was applied against our “slotting fee” obligations to a grocery store chain. It is customary to pay grocery chains such fees to set up the initial distribution of product in their retail store system. During the third quarter of fiscal year 2003, slotting fees were fully covered by our cumulative shipments, and we recognized $93,000 in net revenue on subsequent shipments during the balance of fiscal year 2003.

Keurig “K-cup” and other Office Coffee Service sales.    Keurig “K-cup” and other Office Coffee Service sales decreased by $40,000 for the year ended July 2, 2003, a 0.7% decrease over the prior year. The decrease was primarily due to lower sales to two large OCS distributor wholesale customers.

Franchise Revenue.    Franchise revenue decreased by $459,000, or 6.7%, to $6,409,000 for the year ended July 2, 2003 from $6,868,000 for the year ended July 3, 2002. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The decrease in franchise revenue is the net impact of several factors. Initial franchise fees and franchise renewal fees increased by approximately $190,000 for fiscal year 2003 versus the prior year, as a result of an increase in franchise agreements sold or renewed. Franchise royalties decreased $568,000 versus the prior year period. This was the net impact of a reduction in domestic franchise royalties and an increase in international royalties. Domestic royalties decreased primarily because of the 20-unit net reduction in domestic franchise stores from the prior year, and a decrease in franchise comparable store sales. International royalties increased because of a 66-unit net increase in the number of international outlets compared to the prior year, although international franchise units pay a lower average royalty rate compared to domestic franchises. Miscellaneous other franchise revenue, including vendor coordination fees, decreased by approximately $81,000 compared to the prior fiscal year.

Cost of Sales and Related Occupancy Costs.    Our cost of sales and related occupancy costs for the year ended July 2, 2003 decreased 13.7% to $26,276,000 from $30,439,000 for the year ended July 3, 2002. On a margin basis, cost of sales and related occupancy costs decreased to 48.0% of total revenue during fiscal 2003 versus 48.9% during fiscal 2002. This 0.9 favorable margin basis point change was solely due to a 0.9 favorable cost of sales margin basis point change, as the occupancy cost margin basis remained consistent in current and prior years. This margin basis point improvement resulted primarily from two factors. First, during fiscal year

2003, we sold 12 company operated units with high cost of sales as a percentage of sales, as discussed above. Second, we had a $178,000 increase in the cost of sales during the prior year, due to a recall of Keurig K-cups, as discussed below.

Operating Expenses.    Our operating expenses for the year ended July 2, 2003 decreased by 5.7% to $16,871,000 from $17,895,000 for the year ended July 3, 2002. On a margin basis, operating expenses increased to 30.8% of total revenue during fiscal year 2003 from 28.8% for fiscal year 2002. This unfavorable 2.0 margin basis point change resulted from several factors. First, bad debt expense increased $638,000 during fiscal year 2003. This increase was primarily due to $241,000 of expense recognized in fiscal year 2003, which was comprised of $321,000 of bad debt expense recognized that was partially offset by $80,000 in collections of previously reserved for amounts. In comparison, we reversed $397,000 of expense in fiscal year 2002, which was comprised of $288,000 in bad debt expense recognized that was offset by $685,000 in collections of previously reserved for amounts. Advertising expense also increased versus the prior year as part of an overall effort to increase comparable store sales in retail units and to add new accounts at the wholesale level. We also incurred $384,000 of new selling expenses in fiscal year 2003, which are classified as “operating expenses,” as we launched our grocery store sales program. As described in the discussion of revenue above, this program resulted in nominal new revenue during fiscal year 2003 because of our accounting for slotting fees and the impact of these new expenses, when analyzed as a percentage of revenue, resulted in an erosion of reported margins. Finally, we experienced an increase in our workers’ compensation insurance rates in our retail coffeehouses compared to the fiscal year 2002, resulting in an increase in operating expenses as a percentage of revenue. These increases were offset by decreases in labor costs and entertainment expenses due to the sale or closure of the 12 stores noted above, combined with a strategic goal to reduce coffeehouse labor expenses.

Depreciation and Amortization.    Depreciation and amortization decreased by $440,000, or 18.5%, to $1,944,000 for the year ended July 2, 2003 from $2,384,000 for the year ended July 3, 2002. This decrease is primarily due to the closure of six locations and the sale of six locations discussed above. Depreciation also decreased as certain assets at our Castroville roasting facility were fully depreciated, combined with the fact that eight capital leases expired during the year ended July 2, 2003.

General and Administrative Expenses.    Our general and administrative expenses decreased by $230,000, or 2.4%, to $9,237,000 for the year ended July 2, 2003 from $9,467,000 for the year ended July 3, 2002. On a margin basis, general and administrative expenses increased to 16.9% of total revenue for the year ended July 2, 2003 from 15.2% of total revenue for the year ended July 3, 2002. This 1.7 unfavorable margin basis point change for the year ended July 2, 2003 resulted because many of our general and administrative expenses are relatively fixed, and therefore, on a margin basis, represent a higher percentage of revenue when our revenue declines. The reduction in general and administrative expenses dollars was the net impact of reductions in management bonuses and related benefits, rent expense, and accrued store closure expense versus fiscal year 2002. These decreases were partially offset by higher spending during fiscal year 2003 in the areas of franchise sales, real estate, construction and franchise operations, in order to increase our ability to support new franchise store development. We also incurred recruitment fees in connection with hiring an executive search firm to find a new chief executive officer, and incurred increased directors’ and officers’ liability insurance premiums versus fiscal year 2002.

Asset Impairment and Restructuring Costs.    Asset impairment and restructuring costs increased to $2,232,000 for the year ended July 2, 2003 from $547,000 for the year ended July 3, 2002. This increase is primarily due to a review of our goodwill, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain other intangible assets. Goodwill and certain other intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment at least annually. As a result of our recent changes in executive management, we reviewed our competitive position in certain markets in order to better align our resources with our growth strategy. As a result of this review, we modified certain assumptions used in our goodwill impairment test, which led to an impairment charge of $1,900,000 that was recorded during fiscal year 2003. It is possible that our assumptions with respect to asset impairment may change or that actual results may vary significantly from our current estimates. As a result, additional impairment charges may occur. In addition, we recorded asset impairment charges of $345,000 due to the reduction of the carrying values associated with four of our coffeehouses. A charge of $35,000 was recorded to reflect the net present value of the remaining lease obligation on a closed coffeehouse in Arizona. These charges were partially offset by a reversal of $49,000 in closed store lease reserves associated with a closed coffeehouse in Arizona for which a full pass-through sublease was obtained. During fiscal 2002, we recorded asset impairment charges of $195,000, associated with five company operated locations. This charge was partially offset by an asset impairment reversal of $58,000 to write up the book value of a parcel of land based on proceeds received from its subsequent sale. At the end of fiscal 2002, we agreed to resume operation of four Arizona locations, which we had sold in fiscal 2001. A charge of $89,000 was recorded to reflect the net present value of the remaining lease obligations on these four locations. In addition, we recorded severance costs and related employee benefits of $321,000 associated with the elimination of ten support center positions.

Gain on Asset Disposals.    Gain on asset disposals increased to $868,000 for the year ended July 2, 2003 from $423,000 for the year ended July 3, 2002. This increase is primarily related to a net gain of $984,000 from the sales and closures of nine locations partially offset by the write-off of equipment from other closed locations. During fiscal year 2002, we recognized a net gain of $400,000 on the sale of three locations, partially offset by losses on the closure of several locations and the sale of related equipment.

Interest Expense and Other, Net.    Interest expense and other, net decreased to $256,000 for the year ended July 2, 2003 from $537,000 for the year ended July 3, 2002. This decrease is primarily due to a reduction in one of our bank notes payable from $3,226,000 at July 3, 2002 to $2,000,000 at July 2, 2003, and, to a lesser degree, to a reduction in our floating interest rate and the expiration of eight capital leases. This decrease was partially offset by interest related to a new note payable agreement for $950,000, which commenced on April 10, 2003.

Income Tax Expense.    Net operating losses generated in fiscal year 2003 in and previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the years ended July 2, 2003 and July 3, 2002. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between fiscal 2003 versus fiscal 2002 is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a number of states. As of July 2, 2003, net operating loss carry-forwards for federal and state income tax purposes of $33,472,000 and $18,521,000, respectively, are available to be utilized against future taxable income for years through fiscal 2022 for federal and fiscal 2007 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At June 30, 2004, we had working capital of $641,000, total long-term debt and capital lease obligations of $1,533,000 and $16,877,000 of stockholders’ equity, compared to a working capital of $1,207,000, total long-term debt and capital lease obligations of $3,677,000 and $16,589,000 of stockholders’ equity at July 2, 2003.

Cash Flows

Net cash provided by operating activities totaled $3,713,000 for the year ended June 30, 2004 as compared to net cash provided by operating activities of $1,552,000 for the year ended July 2, 2003. This improvement is the net result of a number of factors more fully enumerated in the consolidated statements of cash flows in the accompanying consolidated financial statements.

Net cash used in investing activities totaled $2,395,000 for the year ended June 30, 2004 as compared to net cash used in investing activities of $690,000 for the year ended July 2, 2003. During the year ended June 30, 2004, we spent $2,487,000 on property and equipment additions that was partially offset by $64,000 of proceeds from sales of assets and payments on notes receivable. Net cash used in financing activities totaled $2,144,000 for the year ended June 30, 2004, consisting of principal payments on long term debt and capital lease obligations. These principal payments were partially offset by $1,000,000 of additional borrowings. Net cash used in financing activities totaled $470,000 for the year ended July 2, 2003, consisting of $1,420,000 in principal payments on long- term debt and capital lease obligations, net of additional borrowings of $950,000.

Outstanding Debt and Financing Arrangements

On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us to, at our election, issue notes up to an aggregate principal amount of $5,000,000. Issued notes will be amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters. Notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares will be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, we immediately issued a $1,000,000 note under the facility, and used the proceeds from that note and other available cash to repay all outstanding debt with Bank of the West. As of June 30, 2004, $983,000 was outstanding under the facility. The applicable interest rate at June 30, 2004 was 4.64%.

On May 10, 2004, we also entered into an Amended and Restated Credit Agreement with Bank of the West. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. At June 30, 2004, no debt was outstanding under the working capital facility and $426,000 of letters of credit were outstanding under the letter of credit facility.

Based upon the terms of our credit agreements, as amended, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash from operations, cash and cash equivalents, and funds available under our credit agreements will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and commitments as of June 30, 2004:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Note payable	$983	$200	$783	$—	$—
Capital leases (including interest)	746	206	149	88	303
Company operated retail locations and other operating leases	14,582	3,780	5,134	3,056	2,612
Franchise operated retail locations operating leases	15,337	4,495	5,706	3,104	2,032
Green coffee commitments	2,795	2,494	301	—	—

	$34,443	$11,175	$12,073	$6,248	$4,947

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for 10 to 20 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 98 franchise locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for making payments thereunder. Our maximum theoretical future exposure at June 30, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $15,337,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord that is less than the sum of all remaining future rents and other amounts payable.

Critical Accounting Estimates

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

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used

Each quarter, or upon the occurrence of a triggering event as defined in SFAS No. 144, we evaluate the carrying value of individual stores when the operating results have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or a current expectation that a store will be sold or otherwise disposed of before the end of its previously estimated useful life. In making these judgments, we consider the period of time since the store was opened or remodeled, and the trend of operations and expectations for future sales growth. For stores selected for review, we estimate the future cash flows from operating the store over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales.

The most significant assumptions in our analysis are those used when we estimate a unit’s future cash flows. We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information. If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated.

Impairment of Goodwill

At the reporting unit level, goodwill is tested for impairment annually or whenever an event or circumstance indicates that impairment has likely occurred. We consider the reporting unit level to be the segment level since the components within each segment have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. The impairment, if any, is measured based on the estimated fair value of the segment. Fair value can be determined based on discounted cash flows or valuations of similar businesses. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the segments may ultimately prove to be significantly higher or lower, thereby causing the carrying value to be less than or to exceed the fair value and indicating impairment has or has not occurred. If our assumptions are incorrect, the carrying value of our goodwill may be understated or overstated. Our annual impairment measurement date is our fiscal year end.

Estimated Liability for Closing Stores

We make decisions to close stores based on prospects for estimated future profitability and sometimes we are forced to close stores due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our management team evaluates each store’s performance every period. When stores continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve the performance of an unprofitable store. Based on the management team’s judgment, we estimate the future cash flows. If we determine that the store will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the store, we may close the store. Additionally, franchisees may close stores for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed store if we decide not to operate it as a company operated store. Effective January 1, 2003, we establish the estimated liability on the actual closure date which is generally the date on which we cease to receive economic benefit from the unit. Prior to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003, we established the estimated liability when we identified a store for closure, which may or may not have been the actual closure date.

The estimated liability for closing stores on properties vacated is generally based on the term of the lease and the lease termination fee that we expect to pay, as well as the estimated maintenance costs that we expect to pay until the lease has been abated. The amount of the estimated liability is generally the present value of the estimated future payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in provision for asset impairment and restructuring costs or cost of sales and related occupancy, net in our consolidated statements of operations.

A significant assumption used in determining the amount of the estimated liability for closing stores is the amount of the estimated liability for future lease payments on vacant stores, which we determine based on our assessment of our ability to successfully negotiate early terminations of our lease agreements with the lessors or to sublease the property. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant stores are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant stores are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities through the line item in which it was originally recorded, resulting in an increase in operating income.

Estimated Liability for Self-Insurance and Workers’ Compensation

We are self-insured for a portion of our current year’s losses related to workers’ compensation insurance. We have obtained stop loss insurance for individual workers’ compensation claims with a $250,000 deductible per occurrence and a program maximum for all claims of $750,000. Insurance liabilities and reserves are accounted for based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based approximately on a risk-free interest rate. These estimates rely on actuarial observations of historical claim loss development. Management, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As a result, if we experience a higher than expected number of claims or the costs of claims are greater than expected, then we may adjust the expected losses upward and our future self-insurance expenses will rise.

Franchised Operations

We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each period we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our consolidated financial statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Over time, our assessment of individual franchisees may change. For instance, we have had franchisees for whom we had estimated a loss equal to the total amount of their receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.

Depending on the facts and circumstances, there are a number of different actions we or our franchisees may take to resolve franchise collections issues. These actions may include the purchase of franchise stores by us or by other franchisees, a modification to the franchise agreement, which may include a provision to defer certain royalty payments or reduce royalty rates in the future, a restructuring of the franchisee’s business or finances (including the restructuring of leases for which we are the primary or secondary obligee) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable course of action that will occur.

In accordance with SFAS No. 146, which we adopted on January 1, 2003, an estimated liability for future lease obligations on stores operated by franchisees for which we are the primary or secondary obligee is established on the date the franchisee closes the store. Also, we record an estimated liability for subsidized lease payments when we sign a sublease agreement committing us to the subsidy.

The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Stores” above. Consistent with SFAS No. 146, we have not established an additional estimated liability for potential losses not yet incurred. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised stores. In addition, entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

Stock-Based Compensation

As discussed in the notes to consolidated financial statements, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. We have elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation.” Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS No. 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply highly subjective assumptions, including our historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation. See Note 1 of Notes to Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation.

Valuation Allowance for Net Deferred Tax Assets and Contingencies

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of June 30, 2004, our net deferred tax assets and related valuation allowance totaled approximately $14,492,000.

OTHER MATTERS

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net sales have not been realized proportionately in each quarter, with net sales being the highest during the second fiscal quarter, which includes the November-December holiday season. Hot weather tends to negatively impact sales. Quarterly results are also affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

We have exposure to market risk from two primary sources – interest rate risk and commodity price risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At June 30, 2004, we had a $5,000,000 loan facility with an outstanding balance of $983,000 and a $250,000 working capital facility with no outstanding balance, each of which could be affected by changes in short term interest rates. At fiscal year-end, the interest rates ranged from 4.46% to 4.63%. These rates can be fixed over periods ranging from one to six months, at our discretion. At June 30, 2004, a hypothetical 100 basis point increase in the adjusted rates would result in additional interest expense of $9,830 on an annualized basis. The current loan approximates the fair value.

Commodity Price Risk

Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity- based financial instruments to hedge against fluctuations in the price of green coffee. To ensure that we have an adequate supply of green coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At June 30, 2004, we had commitments to purchase coffee through fiscal year 2006, totaling $2,795,000 for 2,249,000 pounds of green coffee, the majority of which were fixed as to price. The coffee scheduled to be delivered to us in fiscal year 2005 pursuant to these commitments will satisfy approximately 47% of our anticipated green coffee requirements for the fiscal year. Assuming we require approximately 2,201,000 additional pounds of green coffee during fiscal 2005 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $22,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d) – 15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. During the fourth quarter of fiscal year 2004, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2004.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2004.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our common stock may be issued as of June 30, 2004.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	969,242(1)	$5.27	452,750(2)

Total	969,242	$5.27	452,750

(1)	Represents options to purchase shares of our common stock issued under: the Diedrich Coffee, Inc. 2000 Equity Incentive Plan; the Stock Option Plan and Agreement with Roger M. Laverty; the Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan; and the Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan.

(2)	Represents securities available for issuance under the Diedrich Coffee, Inc. 2000 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2004.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 30, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) and (d) Financial Statements and Schedules.

The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

(b) Reports on Form 8-K.

On April 21, 2004, we filed a current report on Form 8-K pursuant to which we furnished a press release, dated April 21, 2004, reporting the financial results of Diedrich Coffee, Inc. for our third fiscal quarter of the fiscal year ending June 30, 2004.

On May 13, 2004, we filed a current report on Form 8-K pursuant to which we furnished a press release, dated May 13, 2004, announcing that we had entered into a $5,000,000 credit facility.

(c) Exhibits.

The Exhibit Index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEDRICH COFFEE, INC.

September 28, 2004	By:	/s/ ROGER M. LAVERTY
Roger M. Laverty
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL HEESCHEN Paul Heeschen	Chairman of the Board of Directors	September 28, 2004

/s/ ROGER M. LAVERTY Roger M. Laverty	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 28, 2004

/s/ MARTIN LYNCH Martin Lynch	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 28, 2004

/s/ SEAN MCCARTHY Sean McCarthy	Vice President and Chief Accounting Officer (Principal Accounting Officer)	September 28, 2004

/s/ MARTIN DIEDRICH Martin Diedrich	Chief Coffee Officer, Vice Chairman of the Board of Directors and Secretary	September 28, 2004

/s/ LAWRENCE GOELMAN Lawrence Goelman	Director	September 28, 2004

/s/ PETER CHURM Peter Churm	Director	September 28, 2004

/s/ RANDY POWELL Randy Powell	Director	September 28, 2004

/s/ RICHARD SPENCER Richard Spencer	Director	September 28, 2004

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diedrich Coffee, Inc.:

We have audited the accompanying consolidated balance sheets of Diedrich Coffee, Inc. and subsidiaries as of June 30, 2004 and July 2, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. and subsidiaries as of June 30, 2004 and July 2, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California

August 20, 2004

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	July 2, 2003
Assets
Current assets:
Cash	$1,799,000	$2,625,000
Accounts receivable, less allowance for doubtful accounts of $1,155,000 at June 30, 2004 and $1,375,000 at July 2, 2003	2,337,000	2,454,000
Inventories	2,815,000	2,611,000
Current portion of notes receivable	81,000	58,000
Advertising fund assets, restricted	370,000	—
Prepaid expenses	341,000	901,000

Total current assets	7,743,000	8,649,000
Property and equipment, net	7,111,000	7,052,000
Goodwill	10,190,000	10,190,000
Notes receivable	153,000	182,000
Other assets	445,000	469,000

Total assets	$25,642,000	$26,542,000

Liabilities and Stockholders’ Equity

Current liabilities:
Current installments of obligations under capital leases	$160,000	$185,000
Current installments of long-term debt	200,000	1,459,000
Accounts payable	2,144,000	2,108,000
Accrued compensation	2,074,000	1,307,000
Accrued expenses	732,000	738,000
Franchisee deposits	611,000	671,000
Deferred franchise fee income	702,000	549,000
Advertising fund liabilities	370,000	—
Accrued provision for store closure	109,000	425,000

Total current liabilities	7,102,000	7,442,000
Obligations under capital leases, excluding current installments	390,000	542,000
Long term debt, excluding current installments	783,000	1,491,000
Deferred rent	490,000	478,000

Total liabilities	8,765,000	9,953,000

Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at June 30, 2004 and July 2, 2003	52,000	52,000
Additional paid-in capital	58,058,000	58,036,000
Accumulated deficit	(41,233,000)	(41,499,000)

Total stockholders’ equity	16,877,000	16,589,000
Commitments and contingencies (Notes 6, 7 and 10)

Total liabilities and stockholders’ equity	$25,642,000	$26,542,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
Net revenue:
Retail sales	$31,617,000	$33,034,000	$38,658,000
Wholesale and other	15,466,000	15,336,000	16,681,000
Franchise revenue	7,542,000	6,409,000	6,868,000

Total revenue	54,625,000	54,779,000	62,207,000

Costs and expenses:
Cost of sales and related occupancy costs	25,112,000	26,276,000	30,439,000
Operating expenses	16,707,000	16,871,000	17,895,000
Depreciation and amortization	2,289,000	1,944,000	2,384,000
General and administrative expenses	9,813,000	9,237,000	9,467,000
Provision for asset impairment and restructuring costs	94,000	2,232,000	547,000
Gain on asset disposals	(2,000)	(868,000)	(423,000)

Total costs and expenses	54,013,000	55,692,000	60,309,000

Operating income (loss)	612,000	(913,000)	1,898,000
Interest expense	(348,000)	(305,000)	(600,000)
Interest and other income, net	30,000	49,000	63,000

Income (loss) before income tax provision	294,000	(1,169,000)	1,361,000
Income tax provision	28,000	54,000	92,000

Net income (loss)	$266,000	$(1,223,000)	$1,269,000

Net income (loss) per share – basic and diluted	$0.05	$(0.24)	$0.25

Weighted average shares outstanding:
Basic	5,161,000	5,161,000	5,161,000

Diluted	5,218,000	5,161,000	5,161,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 27, 2001	5,161,000	$52,000	$58,106,000	$(41,545,000)	$16,613,000
Stock issuance costs	—	—	(138,000)	—	(138,000)
Net income	—	—	—	1,269,000	1,269,000

Balance, July 3, 2002	5,161,000	52,000	57,968,000	(40,276,000)	17,744,000
Stock compensation expense	—	—	68,000	—	68,000
Net loss	—	—	—	(1,223,000)	(1,223,000)

Balance, July 2, 2003	5,161,000	52,000	58,036,000	(41,499,000)	16,589,000
Stock compensation expense	—	—	22,000	—	22,000
Net income	—	—	—	266,000	266,000

Balance, June 30, 2004	5,161,000	$52,000	$58,058,000	$(41,233,000)	$16,877,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
Cash flows from operating activities:
Net income (loss)	$266,000	$(1,223,000)	$1,269,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,289,000	1,944,000	2,384,000
Amortization and write off of loan fees	152,000	79,000	189,000
Provision for (recovery of) bad debt	253,000	241,000	(397,000)
Provision for inventory obsolescence	210,000	34,000	83,000
Provision for asset impairment and restructuring	94,000	2,231,000	547,000
Provision for (reversal of) store closure	(70,000)	92,000	21,000
Stock compensation expense	22,000	68,000	—
Notes receivable issued for franchise fees	(22,000)	—	—
Gain on disposal of assets	(2,000)	(868,000)	(423,000)
Changes in operating assets and liabilities:
Accounts receivable	(136,000)	(480,000)	(100,000)
Inventories	(414,000)	(47,000)	(36,000)
Prepaid expenses	560,000	(229,000)	(438,000)
Other assets	(145,000)	(141,000)	51,000
Accounts payable	36,000	18,000	(146,000)
Accrued compensation	767,000	(30,000)	(920,000)
Accrued expenses	(6,000)	43,000	(516,000)
Accrued provision for store closure	(246,000)	(233,000)	(932,000)
Deferred franchise fees income and franchisee deposits	93,000	73,000	(219,000)
Deferred rent	12,000	(20,000)	29,000

Net cash provided by operating activities	3,713,000	1,552,000	446,000

Cash flows from investing activities:
Capital expenditures for property and equipment	(2,487,000)	(1,947,000)	(943,000)
Proceeds from disposal of property and equipment	64,000	1,209,000	2,187,000
Issuance of notes receivable	(20,000)	—	—
Payments received on notes receivable	48,000	48,000	227,000

Net cash provided by (used in) investing activities	(2,395,000)	(690,000)	1,471,000

Cash flows from financing activities:
Payments on long-term debt	(2,967,000)	(1,226,000)	(2,317,000)
Payments on capital lease obligations	(177,000)	(194,000)	(292,000)
Proceeds from issuance of common stock, net of fees paid	—	—	(138,000)
Borrowings under credit agreement	1,000,000	950,000	—

Net cash used in financing activities	(2,144,000)	(470,000)	(2,747,000)

Net increase (decrease) in cash	(826,000)	392,000	(830,000)
Cash at beginning of year	2,625,000	2,233,000	3,063,000

Cash at end of year	$1,799,000	$2,625,000	$2,233,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$153,000	$194,000	$435,000

Income taxes	$37,000	$60,000	$94,000

Non-cash transactions:
Issuance of notes receivable	$42,000	$—	$515,000

Assets purchased under capital leases	$—	$—	$225,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies and Practices

Business

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler, retailer and franchiser whose brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Company owns and operates 56 retail locations and is the franchiser of 426 retail locations as of June 30, 2004. The retail units are located in 34 states and 13 foreign countries. The Company also has over 460 wholesale accounts with businesses and restaurant chains. In addition, the Company operates a coffee roasting facility in central California that supplies freshly roasted coffee beans to its retail locations and to its wholesale customers.

Basis of Presentation and Fiscal Year End

The consolidated financial statements include the accounts of Diedrich Coffee, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions are eliminated. The Company’s fiscal year end is the Wednesday closest to June 30. In fiscal years 2003 and 2004, this resulted in a 52-week year. In fiscal year 2002, this resulted in a 53-week year.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2004 or July 2, 2003.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method.

Property and Depreciation

Property and equipment, including assets under capital leases, are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of three to seven years. Property and equipment held under capital leases and leasehold improvements are generally amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases.

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

Store Pre-opening Costs

Direct and incremental costs incurred prior to the opening of a retail coffeehouse location are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventories, prepaid expenses, other assets, notes receivable, accounts payable, accrued compensation, accrued expenses, and franchisee deposits approximate fair

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value because of the short-term maturity of these financial instruments. The Company believes the carrying amounts of the Company’s long-term debt approximates fair value because the interest rate on this instrument is subject to change with market interest rates and other terms and conditions are consistent with terms currently available to the Company.

Rent Expense

Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Rent expense is recorded on a straight-line basis over the respective terms of the leases.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

Net Income (Loss) Per Common Share

“Basic” earnings per share represents net earnings divided by the weighted average shares outstanding, excluding all potentially dilutive common shares. “Diluted” earnings per-share reflects the dilutive effect of all potentially dilutive common shares.

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations,” and “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company has performed annual evaluations of its goodwill since June 30, 2001, and recorded a provision for impairment of $1,900,000 in fiscal 2003 in order to properly state its goodwill (see notes 5 and 10). No provision for impairment was recorded in fiscal 2004.

Stock Option Plans

The Company applies the intrinsic value-method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock- Based Compensation,” as amended, established accounting and disclosure requirements using a fair value-based

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

method of accounting for stock-based employee compensation plans. The Company has adopted the disclosure provisions of SFAS No. 123 and continues to follow APB No. 25 for stock-based employee compensation.

Pro forma net income (loss) and pro forma net income (loss) per share, as if the fair value-based method of SFAS No. 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
Net income (loss) as reported	$266,000	$(1,223,000)	$1,269,000
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	22,000	68,000	—

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(926,000)	(571,000)	657,000

Pro forma net income (loss)	$(638,000)	$(1,726,000)	$1,926,000

Pro forma basic and diluted net income (loss) per share	$(0.12)	$(0.33)	$0.37

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
Risk free interest rate	3.81%	2.57%	4.00%
Expected life	6 years	6 years	6 years
Expected volatility	223%	99%	86%
Expected dividend yield	0%	0%	0%

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

Retail and wholesale sales are recorded when payment is tendered at point of sale for retail, and upon shipment of product for wholesale, respectively. Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time the Company has performed its obligations related to such fees. Fees received pursuant to area development agreements, which grant the right to develop franchised coffeehouses in future periods in specific geographic areas, are deferred and recognized on a pro rata basis as the franchised

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

coffeehouses subject to the development agreements begin operations. Should the Company or a franchisee terminate a development agreement, fees are recognized when the agreement has been terminated. Both initial franchise fees and area development fees are collectively referred to as “Front end fees” in the table below because each is collected (if applicable) before the franchised location begins operation, and both types of fees are nonrefundable. Area development fees typically apply in the case of international franchise development, whereas initial franchise fees apply primarily in the case of domestic franchise development. Franchise royalties are recognized as earned, based upon a percentage of a franchise coffeehouse sales over time.

The following table details the various components included in franchise revenue:

	June 30, 2004	July 2, 2003	July 3, 2002
Royalties	$5,950,000	$5,291,000	$5,859,000
Front end fees	1,271,000	756,000	566,000
Other	321,000	362,000	433,000

Total	$7,542,000	$6,409,000	$6,868,000

Barter Transaction

In fiscal year 2004, the Company recorded a charge reducing holiday gift pack inventory to its net realizable value and exchanged $67,000 of this impaired inventory for advertising barter credits valued by the barter provider in excess of the impaired inventory value. The Company recorded the advertising credits as a prepaid expense at the $67,000 net realizable value of the inventory exchanged. Additionally, in accordance with Emerging Issues Task Force No. 99-17, “Accounting for Advertising Barter Transactions,” the Company accounted for this transaction as a sale, recording revenue and cost of sales of $67,000, leaving no net impact to income (loss).

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales and related occupancy costs. A corresponding amount is billed to the Company’s wholesale customers, and is included as a component of wholesale and other revenue.

Advertising and Promotion Costs

Advertising costs are expensed as incurred. Promotion costs, or advertising events, are charged to expense in the period of the promotional event. During the year ended June 30, 2004, the Company incurred $883,000 of advertising and promotion costs, which was comprised of $743,000 of operating expenses and $140,000 of general and administrative expenses. During the year ended July 2, 2003, the Company incurred $794,000 of advertising and promotion costs, which was comprised of $590,000 of operating expenses and $204,000 of general and administrative expenses. During the year ended July 3, 2002, the Company incurred $726,000 of advertising and promotion costs, which was comprised of $516,000 of operating expenses and $210,000 of general and administrative expenses.

Store Closures

Prior to January 1, 2003, the estimated cost associated with closing under-performing stores was accrued in the period in which the store was identified for closure by management under a plan of termination. Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activities,” and now records these estimated costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs primarily consist of the estimated cost to terminate real estate leases.

	Beginning Balance	Amounts Charged to Expense	Adjustments	Cash Payments	Ending Balance
Accrued provision for store closure
Year ended July 2, 2003	$581,000	$193,000	$(116,000)	$(233,000)	$425,000
Year ended June 30, 2004	$425,000	$36,000	$(106,000)	$(246,000)	$109,000

For the year ended June 30, 2004, the $36,000 charged to expense was comprised of a $31,000 charge to cost of sales and related occupancy costs, a $4,000 charge to the provision for asset impairment, and a $1,000 charge to general and administrative expense. These charges primarily related to negotiated lease settlements finalized during the first quarter of fiscal 2004. Also included in the provision for store closure as an adjustment was a benefit of $106,000, which reduced cost of sales and related occupancy costs due to a favorable lease settlement of a closed location.

For the year ended July 2, 2003, the $193,000 charged to expense was comprised of a $93,000 charge for additional store closure costs expensed in fiscal 2003 and a $100,000 charge in additional amounts accrued to reflect the net present value of future cash flows the Company expects to incur for the remaining lease obligations on two locations. Also included was a benefit of $115,000 resulting from the sale of three locations where the remaining lease obligations had been previously accrued as well as a $1,000 decrease in expense due to negotiated legal settlements finalized at amounts lower than expected.

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

Recent Accounting Pronouncements

On June 30, 2004, the Company completed its adoption of FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”) that was issued in January of 2003 and is effective for all reporting periods ending after March 15, 2004.

FIN 46R addresses the consolidation of entities in which a reporting enterprise has an economic interest, but for which the traditional voting interest approach to consolidation, based on voting rights, is ineffective in identifying where control of the entity lies, or in which the equity investors do not bear the economic risks and rewards of the entity. FIN 46R refers to those entities as variable interest entities (“VIE’s”). FIN 46R requires the consolidation of VIE’s by the primary beneficiary that absorbs a majority of the economic risks and rewards from the VIE’s activities.

The principal entities in which the Company possesses a variable interest include franchise entities, which operate its franchised coffeehouses. The Company does not possess any ownership interests in its franchisees.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

However, the Company does provide financial support to a number of its franchisees by being the primary obligor on lease obligations for the properties in which the franchisees operate their business (see note 7). There is also a portion of franchised restaurants that are VIE’s for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The adoption of FIN 46R did not result in the consolidation of any franchise entities.

The Company utilizes a segregated advertising fund to administer contributions received from its franchisees for advertising programs. Upon the adoption of FIN 46R, the Company consolidated the advertising fund. The Company has included $370,000 of advertising fund assets, restricted, and advertising fund liabilities in its accompanying consolidated balance sheet as of June 30, 2004. The advertising contributions and disbursements will are reported in the consolidated statement of operations on a net basis whereby contributions from franchisees are recorded as offsets to the Company’s reported general and administrative expenses. Advertising fund assets, restricted and advertising fund liabilities consist of cash.

Reclassifications

Certain reclassifications have been made to prior periods to conform to the 2004 presentation.

2.    Inventories

Inventories consist of the following:

	June 30, 2004	July 2, 2003
Unroasted coffee	$1,067,000	$1,034,000
Roasted coffee	632,000	572,000
Accessory and specialty items	198,000	163,000
Other food, beverage and supplies	918,000	842,000

	$2,815,000	$2,611,000

3.    Notes Receivable

In October 2001, the Company sold eight of its coffeehouses in Phoenix, Arizona for $1,382,000 in cash and $515,000 in notes receivable.

In June 2004, the Company sold two of its coffeehouses in Denver, Colorado for $38,500 in cash and $42,000 in notes receivable.

Notes receivable consist of the following:

	June 30, 2004	July 2, 2003
Notes receivable from a corporation: bearing interest at rates from 7.0% to 10.0%, payable in monthly installments varying between $1,297 and $4,268 and due between October 3, 2005 and July 1, 2007. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement.	$234,000	$240,000
Less: current portion of notes receivable	(81,000)	(58,000)

Long-term portion of notes receivable	$153,000	$182,000

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2004	July 2, 2003
Buildings	$365,000	$365,000
Leasehold improvements	6,346,000	5,963,000
Equipment	13,564,000	12,981,000
Furniture and fixtures	1,097,000	945,000
Construction in progress	391,000	189,000

	21,763,000	20,443,000
Accumulated depreciation and amortization	(14,652,000)	(13,391,000)

	$7,111,000	$7,052,000

Property held under capitalized leases in the amount of $958,000 at June 30, 2004 and July 2, 2003, is included in equipment. Accumulated amortization of such equipment amounted to $625,000 at June 30, 2004 and $597,000 at July 2, 2003.

5.    Intangible Assets

During fiscal year 2003, the Company recorded a goodwill disposition of $74,000 related to the closure of three Coffee Plantation locations in December 2002. The Company also recorded a goodwill impairment charge of $1,900,000 related to an evaluation of the Company’s goodwill performed in the fourth quarter of fiscal year 2003. Based on this analysis, the Company recognized an impairment charge of $1,900,000. As a result of the Company’s assessment at June 30, 2004, no impairment was indicated. It is possible that the assumptions used by management will change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur.

Goodwill by segment was as follows:

	June 30, 2004	July 2, 2003
Retail Operations	$1,267,000	$1,267,000
Franchise Operations	6,311,000	6,311,000
Wholesale Operations	2,612,000	2,612,000

Goodwill	$10,190,000	$10,190,000

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Debt

Long-term debt consists of the following:

	June 30, 2004	July 2, 2003
Bank of the West Note payable bearing interest at a rate of 3% over LIBOR, or 4.34% as of July 2, 2003 and payable in monthly installments of $100,000. Due March 31, 2005. Note was secured by the assets of the Company and its subsidiaries’ stock	$—	$2,000,000
Bank of the West Note payable bearing interest at a rate of 4.29% as of July 2, 2003, and payable in monthly installments of $26,000. Due August 28, 2006. Note was secured by coffee packaging equipment.	—	950,000
Contingent Convertible Note Note payable bearing interest at a rate of LIBOR plus 3.30% (4.64% as of June 30, 2004) and payable in monthly installments of $16,667 with balance due on May 10, 2007. Note is unsecured.	983,000	—

	983,000	2,950,000
Less: current installments	200,000	(1,459,000)

Long-term debt, excluding current installments	$783,000	$1,491,000

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters. Notes are convertible into the Company’s common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on May 10, 2008. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, the Company immediately issued a $1,000,000 note under the facility, and use the proceeds of the note and other available cash to repay all outstanding debt with Bank of the West (“BOW”).

On May 10, 2004 the Company also entered into an Amended and Restated Credit Agreement with BOW. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. At June 30, 2004, no debt was outstanding under the working capital facility and $426,000 of letters of credit were outstanding under the letter of credit facility. With respect to the working capital facility, the Company may elect to pay interest on amounts outstanding at the BOW reference rate plus 1.00% or LIBOR plus 3.25%. Borrowings and issuance of letters of credit under the BOW facility are secured by substantially all of the Company’s assets.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit issued under the letter of credit facility are subject to an annual fee of 2.0% of the face amount. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters. The working capital and letter of credit facility mature on October 15, 2004.

Maturities of long-term debt for years subsequent to June 30, 2004 are as follows:

Fiscal Year
2005	$200,000
2006	200,000
2007	583,000

Total long-term debt	$983,000

7.    Commitments and Contingencies

Lease Commitments

As of June 30, 2004, the Company leases warehouse and office space in Irvine, California, and Castroville, California, as well as 56 retail locations. The leases expire at various dates through November 2016. The leases for four of the coffeehouse locations are guaranteed by an officer or director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

Future minimum lease payments under non-cancelable operating leases, franchise-system operating leases and capital leases, and minimum future sublease rentals expected to be received as of June 30, 2004, are as follows:

Year Ending June	Capital Leases	Non-Cancelable Operating Leases
		Total	Company operated retail locations	Franchise operated retail locations (A)	Out of chain subleased locations (B)
2005	$206,000	$8,275,000	$3,134,000	$4,495,000	$646,000
2006	105,000	6,294,000	2,445,000	3,248,000	601,000
2007	44,000	4,546,000	1,606,000	2,458,000	482,000
2008	44,000	3,523,000	1,313,000	1,878,000	332,000
2009	44,000	2,637,000	1,145,000	1,226,000	266,000
Thereafter	303,000	4,644,000	2,031,000	2,032,000	581,000

	746,000	$29,919,000	$11,674,000	$15,337,000	$2,908,000

Less amount representing interest (8% to 15%)	(197,000)

Present value of minimum lease payments	550,000
Less current installments	160,000

Obligations under capital leases, excluding current installments	$390,000

(A)

The Company is liable on the master leases for 98 franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations, and entered

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making payments under the master lease. The Company’s maximum theoretical future exposure at June 30, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $15,337,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents and other amounts payable.

(B)	The Company has leased and subleased land and buildings to others. Many of these leases provide for fixed payments with contingent rents when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. The Company directly pays the rents on these master leases, and collects associated rent amounts directly from its sublessees.

Rent expense under operating leases approximated $4,249,000, $4,623,000, and $5,511,000 for the years ended June 30, 2004, July 2, 2003, and July 3, 2002, respectively.

Purchase Commitments

At June 30, 2004, we had commitments to purchase coffee through fiscal year 2006, totaling $2,795,000 for 2,249,000 pounds of green coffee, the majority of which were fixed as to price. Such contracts are generally short-term in nature, and the Company believes that their cost approximates fair market value.

Contingencies

In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. The Company is not aware of any pending legal proceedings which in the opinion of management, based in part on advice from legal counsel, would significantly adversely affect the Company’s consolidated financial position or results of operations.

8.    Stockholders’ Equity

Stock Options

On October 20, 2000, the Company’s board of directors authorized the adoption of the Diedrich Coffee, Inc. 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) and the concurrent discontinuation of the option grants under the Diedrich Coffee, Inc. Amended and Restated 1996 Stock Incentive Plan and the Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan. The Company’s stockholders approved the 2000 Equity Incentive Plan on October 16, 2000. A total of 1,087,500 shares of the Company’s common stock may be issued under the 2000 Equity Incentive Plan, as amended.

On May 8, 2001, in connection with the sale of 2,000,000 shares of Company common stock, the Company issued warrants to Sequoia Enterprises, L.P., of which the Company’s chairman, Paul C. Heeschen, is the general partner, to purchase 250,000 shares of the Company’s common stock at a price of $4.80 per share. Other investors also received warrants to purchase an additional 250,000 shares. The warrants were exercisable immediately upon issuance and expire on May 8, 2011. The fair value of the warrants is insignificant.

During the third quarter of fiscal 2003, the Company recognized $56,000 in compensation expense related to the separation and the accelerated vesting of options of a former CEO of the Company. Prior to the execution of his separation agreement, he held options to purchase 25,000 shares of the Company’s common stock, which

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were fully vested, and an additional 120,000 options, which were not vested. The separation agreement accelerated the vesting of 35,000 of the non-vested options, causing them to be fully vested on January 3, 2003. The remainder of the non-vested options immediately terminated upon his resignation in accordance with the terms of the option grant. His 60,000 vested options will expire on January 3, 2005.

During the fourth quarter of fiscal 2003, the Company issued Roger M. Laverty, the Company’s CEO, 200,000 options to purchase shares of the Company’s common stock at a per share price of $3.44, which was below market value. The option grant was approved by stockholders in December 2003. The Company recognized $12,000 in compensation expense related to these options in accordance with the provisions of APB 25.

During fiscal 2004, the Company issued Mr. Lynch, the Company’s CFO, and Mr. McCarthy, the Company’s Vice President Controller, 150,000 and 20,000, respectively, options to purchase shares of the Company’s common stock at a per share price of $3.38 and $3.69, respectively, which were below market value. The options were granted under the 2000 Equity Incentive Plan previously approved by stockholders. The Company recognized $22,000 in compensation expense related to these options in accordance with the provisions of APB 25.

Stock Purchase Warrants

On June 30, 2004, the Company issued warrants to Sequoia Enterprises, L.P., a limited partnership of which the Company’s chairman is the general partner, to purchase 4,219 shares of the Company’s common stock at a price of $3.95 per share. The warrants are exercisable upon a change in control of the Company and expire on May 10, 2008. The fair market value of the warrants was insignificant.

Information regarding the Company’s stock options is summarized below:

	Options	Weighted Average Exercise Price
Number of options authorized for future grant at June 30, 2004	452,750

Outstanding at June 27, 2001	876,925	$16.29
Granted	36,250	$3.56
Exercised	—	—
Forfeited	(495,290)	$20.42
Outstanding at July 3, 2002	417,885	$8.65
Granted	515,250	$3.28
Exercised	—	—
Forfeited	(184,268)	$5.04

Outstanding at July 2, 2003	748,867	$5.85
Granted	245,000	$3.52
Exercised	—	—
Forfeited	(24,625)	$5.13

Outstanding at June 30, 2004	969,242	$5.27

Weighted-average fair value of options granted:
Year ended July 3, 2002	$2.62
Year ended July 2, 2003	$2.95
Year ended June 30, 2004	$3.05
Options exercisable:
At July 3, 2002	210,762
At July 2, 2003	327,152
At June 30, 2004	521,239

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding At June 30, 2004	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable At July 30, 2004	Weighted Average Exercise Price
$ 2.16 - $ 3.38	225,000	7.56	$3.12	105,000	$2.89
$ 3.44 - $ 3.44	200,000	8.82	3.44	50,000	3.44
$ 3.50 - $ 3.80	272,500	7.93	3.75	172,500	3.76
$ 3.97 - $ 11.00	196,375	6.68	5.97	118,372	7.26
$11.12 - $ 41.00	75,367	4.85	20.23	75,367	20.23

	969,242	7.53	5.27	521,239	6.73

9.    Income Taxes

The components of income tax expense are as follows:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
Current:
Federal.	$—	$—	$—
State	(1,000)	16,000	57,000
Foreign.	29,000	38,000	35,000

	28,000	54,000	92,000

Deferred:
Federal	—	—	—
State	—	—	—
Foreign.	—	—	—

	$28,000	$54,000	$92,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	June 30, 2004	July 2, 2003
Deferred tax assets:
Net operating loss carryforwards	$12,780,000	$12,307,000
Intangible assets	(18,000)	198,000
Property and equipment	994,000	1,152,000
Accrued expenses	537,000	745,000
Accrued provision for store closure	42,000	165,000
Other	157,000	73,000

Total gross deferred tax assets	14,492,000	14,640,000
Less valuation allowance	(14,492,000)	(14,640,000)

Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax expense (benefit) rate is as follows:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended June 3, 2002
Federal statutory rate	34.0%	(34.0)%	34.0%
State income taxes, net of Federal benefit	5.0	2.0	4.0
Goodwill and other non-deductible costs	6.3	(7.0)	18.6
Valuation allowance	(44.3)	38.0	(61.7)
Other	(1.0)	3.0	9.0
Foreign income taxes	10.0	3.0	3.0

	10.0%	5.0%	6.8%

As of June 30, 2004, the Company had net operating loss (NOL) carry-forwards of approximately $30,747,000 and $19,329,000 for federal and state purposes, respectively. The federal NOL is available to offset future federal taxable income through 2024, and the state NOL is available to offset future state taxable income through 2014. The utilization of certain NOL carryforwards could be limited due to the restriction imposed under federal and state laws upon a change in ownership.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset. As of June 30, 2004 and July 2, 2003, the valuation allowance was $14,492,000 and $14,640,000, respectively. The change in the valuation allowance during 2004 was a decrease of $148,000.

10.    Impairment and Restructuring Charges

The Company recorded an asset impairment charge of $94,000 in fiscal 2004 to reduce the carrying value associated with one of its coffeehouses. This was comprised of a charge of $90,000 to write down the carrying amount of one Company operated coffeehouse, and a charge of $4,000 that the Company expects to incur to terminate a lease obligation on a subleased location that it no longer operates.

The Company recorded asset impairment charges of $2,232,000 in fiscal 2003. These charges were comprised of a charge of $332,000 to write down the carrying value of four Company operated coffeehouses and a charge of $1,900,000 related to goodwill impairment. The Company performed an annual review of its goodwill at July 2, 2003, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Goodwill and certain intangibles with indefinite lives will not be amortized but instead will be reviewed for impairment at least annually (see note 5).

The Company recorded a charge of $547,000 in fiscal 2002 for asset impairment and restructuring costs. This charge was comprised of severance and benefit costs of $336,000 associated with the elimination of 10 support center positions, plus a net charge of $211,000 to write down the carrying value of four Company operated coffeehouses and sale of a parcel of land.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
Numerator:
Net income (loss)	$266,000	$(1,223,000)	$1,269,000

Denominator:
Basic weighted average common shares outstanding	5,161,000	5,161,000	5,161,000
Effect of dilutive securities	57,000	—	—

Diluted weighted average common shares outstanding	5,218,000	5,161,000	5,161,000

Basic and diluted net income (loss) per share	$0.05	$(0.24)	$0.25

For the years ended June 30, 2004, July 2, 2003 and July 3, 2002, employee stock options of 912,000, 749,000, and 418,000, respectively, and warrants of 500,000 for each year (as described in note 8), were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. The weighted average strike price of anti-dilutive securities for the years ended June 30, 2004, July 2, 2003 and July 3, 2002 was $6.70, $6.44 and $7.05, respectively.

12.    Segment Information

The Company has three reportable segments, retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
Year ended June 30, 2004
Total revenue	$31,617,000	$15,466,000	$7,542,000	$—	$54,625,000
Interest expense	31,000	—	38,000	279,000	348,000
Depreciation and amortization	1,346,000	577,000	—	366,000	2,289,000
Segment profit (loss) before tax	941,000	2,438,000	7,179,000	(10,264,000)	294,000
Total assets as of June 30, 2004	$6,825,000	$11,798,000	$3,900,000	$2,749,000	$25,272,000
Year ended July 2, 2003
Total revenue	$33,034,000	$15,336,000	$6,409,000	$—	$54,779,000
Interest expense	41,000	—	54,000	210,000	305,000
Depreciation and amortization	1,195,000	479,000	—	270,000	1,944,000
Segment profit (loss) before tax	(593,000)	1,942,000	6,288,000	(8,806,000)	(1,169,000)
Total assets as of July 2, 2003	$6,862,000	$11,895,000	$3,956,000	$3,829,000	$26,542,000
Year ended July 3, 2002
Total revenue	$38,658,000	$16,681,000	$6,868,000	$—	$62,207,000
Interest expense	64,000	—	70,000	466,000	600,000
Depreciation and amortization	1,480,000	581,000	—	323,000	2,384,000
Segment profit (loss) before tax	1,933,000	2,661,000	6,887,000	(10,120,000)	1,361,000
Total assets as of July 3, 2002	$10,007,000	$10,937,000	$3,846,000	$3,490,000	$28,280,000

13.    Selected Quarterly Financial Data (Unaudited)

The information in this footnote has been revised from the information previously reported to reflect a restatement of the Company’s financial statements for the first quarter of fiscal 2004. This change is the result a correction made to recognize $113,000 in additional franchise revenue under a terminated franchise agreement in the first quarter of fiscal 2004. Previously reported first quarter total revenue, operating loss, and net loss were $11,311,000, $235,000 and $301,000, respectively. The restatement had no effect on the statement of cash flows.

The quarterly results of operations for the years ended June 30, 2004 and July 2, 2003 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended June 30, 2004:
Total revenue	$11,424	$14,252	$12,500	$16,449
Operating income (loss)	(122)	612	(1)	123
Net income (loss)	(188)	544	(69)	(21)
Net income (loss) per share	(0.04)	0.11	(0.01)	0.00

Year Ended July 2, 2003:
Total revenue	$12,346	$14,968	$12,057	$15,408
Operating income (loss)	85	795	(168)	(1,625)
Net income (loss)	(10)	712	(219)	(1,706)
Net income (loss) per share	(0.00)	0.13	(0.04)	(0.33)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the Company’s business, which may affect sales volume and food costs. All quarters have 12-week accounting periods, except the fourth quarter, which has a 16-week accounting period.

The Company recorded asset impairment and restructuring charges of $94,000 and $2,174,000 during the fourth quarters of the years ended June 30, 2004 and July 2, 2003, respectively (see note 10).

The Company recognized $263,000 as a result of the termination of an area development agreement with a franchisee in Malaysia, all of which was recognized in the first quarter of the year ended June 30, 2004.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provisions (Recoveries)	Additional Provisions Obtained in Acquisitions	Accounts Written Off	Balance at End of Period
Allowance for Bad Debt:
Year ended July 3, 2002	$2,007,000	$(397,000)	$0	$(246,000)	$1,364,000

Year ended July 2, 2003	$1,364,000	$241,000	$0	$(230,000)	$1,375,000

Year ended June 30, 2004	$1,375,000	$253,000	$0	$(473,000)	$1,155,000

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc.(1)

3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)

3.2	Bylaws of the Company(3)

4.1	Specimen Stock Certificate(4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP(5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP(5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(6)

4.6	Form of Warrant, dated May 8, 2001(2)

4.7	Registration Rights Agreement, dated May 8, 2001(2)

4.8	Form of Warrant Agreement with Nuvrty, Inc., Ocean Trust, and Grandview Trust(7)

4.9	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(8)

10.1	Form of Indemnification Agreement(5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(21)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(10)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(11)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(12)*

10.6	Reserved.

10.7	Form of Diedrich Coffee Franchise Agreement(20)

10.8	Form of Gloria Jean’s Franchise Agreement(20)

10.9	Form of Area Development Agreement(20)

10.10	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.11	Form of Guaranty(13)

10.12	Form of Guarantor Security Agreement(13)

10.13	Form of Supplemental Security Agreement (Trademarks)(13)

10.14	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.15	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective December 17, 2002(14)

10.16	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003(15)

10.17	Third Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective July 1, 2003(16)

10.18	Fourth Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective October 1, 2003 (20)

10.19	Amended and Restated Credit Agreement with Bank of the West, effective May 10, 2004

10.20	Employment Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.21	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.22	Employment Agreement with Martin A. Lynch, dated March 26, 2004(9)*

10.23	Form of Employment Agreement with Martin R. Diedrich, dated June 29, 2001(17)*

10.24	Employment Agreement with Matthew McGuinness, effective March 13, 2000(18)*

10.25	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001(20)*

10.26	Employment Letter regarding the employment of Michael Zorehkey, dated February 3, 2000(20)*

10.27	Employment Letter regarding the employment of Carl Mount dated October 29, 1999(19)*

10.28	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch(15)*

10.29	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant)

10.30	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(16)

10.31	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(16)

10.32	Reserved.

21.1	List of Subsidiaries(18)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.

(6)	Previously filed as Appendix B to Diedrich Coffee’ Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996 and declared effective on September 11, 1996.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 18, 2002, filed with the Securities and Exchange Commission on January 31, 2003.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

S-4