Form 10-K/A
period 2004-06-30
DIEDRICH COFFEE INC
filed 2004-09-29
CIK 947661

The Company’s Annual Report on Form 10-K and this Amendment No. 1 on Form 10-K/A omit the Report of Independent Registered Public Accounting Firm and the Consent of Independent Registered Public Accounting Firm.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

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

EXPLANATORY NOTE

On September 28, 2004, Diedrich Coffee, Inc. (the “Company”) inadvertently filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2004 with the report of KPMG LLP, originally filed at page F-2 (the “Report”), and the consent of KPMG LLP, originally filed as Exhibit 23.1 (the “Consent”). The sole purpose of this Amendment No. 1 to the Company’s Form 10-K is remove the Report and the Consent from the Form 10-K. As a result of the removal of the Report and the Consent, the financial statements contained in the Form 10-K are deemed to be not audited, and will not be audited unless and until KPMG provides its Report to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 29, 2004

DIEDRICH COFFEE, INC.

By:	/s/ Roger M. Laverty
Roger M. Laverty President and Chief Executive Officer