Form 10-K/A
period 2004-06-30
DIEDRICH COFFEE INC
filed 2004-10-12
CIK 947661

The following items were the subject of a Form 12b-25 and are included herein: the Report of Independent Registered Public Accounting Firm and the Consent of Independent Registered Public Accounting Firm.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

On September 28, 2004, Diedrich Coffee, Inc. (the “Company”) inadvertently filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2004 with the report of KPMG LLP, originally filed at page F-2 (the “Report”), and the consent of KPMG LLP, originally filed as Exhibit 23.1 (the “Consent”). On September 29, 2004, the Company filed Amendment No. 1 to the its Form 10-K (“Amendment No. 1”) to remove the Report and the Consent and filed a notice of late filing on Form 12b-25. The sole purpose of this is Amendment No. 2 is to include the Report and the Consent in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2004.

This amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-K for the fiscal year ended June 30, 2004, except for the inclusion of the Report and Consent.

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

DIEDRICH COFFEE, INC.

October 12, 2004	By:	/s/ ROGER M. LAVERTY
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

The Company utilizes a segregated advertising fund to administer contributions received from its franchisees for advertising programs. Upon the adoption of FIN 46R, the Company consolidated the advertising fund. The Company has included $370,000 of advertising fund assets, restricted, and advertising fund liabilities in its accompanying consolidated balance sheet as of June 30, 2004. The advertising contributions and disbursements are reported in the consolidated statement of operations on a net basis whereby contributions from franchisees are recorded as offsets to the Company’s reported general and administrative expenses. Advertising fund assets, restricted and advertising fund liabilities consist of cash. Advertising fund liabilities consist mainly of accounts payable, accrued expenses and deferred obligations.

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

Guarantees and Indemnifications

The Company guarantees the performance of its subsidiary franchisor obligations and also indemnifies franchisees for costs incurred in defending the Company’s trademarks and tradenames.

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

13.    Selected Quarterly Financial Data (Unaudited)

The information in this footnote has been revised from the information previously reported to reflect a restatement of the Company’s financial statements for the first quarter of fiscal 2004. This change is the result a correction made to recognize $113,000 in additional franchise revenue under a terminated franchise agreement in the first quarter of fiscal 2004. Previously reported first quarter total revenue, operating loss, net loss, and loss per share were $11,311,000, $235,000, $301,000, and $0.06, respectively. The restatement had no effect on the statement of cash flows.

The quarterly results of operations for the years ended June 30, 2004 and July 2, 2003 were as follows:

	(Restated) First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended June 30, 2004:
Total revenue	$11,424	$14,252	$12,500	$16,449
Operating income (loss)	(122)	612	(1)	123
Net income (loss)	(188)	544	(69)	(21)
Net income (loss) per share	(0.04)	0.11	(0.01)	0.00

Year Ended July 2, 2003:
Total revenue	$12,346	$14,968	$12,057	$15,408
Operating income (loss)	85	795	(168)	(1,625)
Net income (loss)	(10)	712	(219)	(1,706)
Net income (loss) per share	(0.00)	0.13	(0.04)	(0.33)

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

The Company recognized $263,000 of revenue as a result of the termination of an area development agreement with a franchisee in Malaysia, all of which was recognized in the first quarter of the year ended June 30, 2004.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provisions (Recoveries)	Additional Provisions Obtained in Acquisitions	Accounts Written Off	Balance at End of Period
Allowance for Bad Debt:
Year ended July 3, 2002	$2,007,000	$(397,000)	$0	$(246,000)	$1,364,000

Year ended July 2, 2003	$1,364,000	$241,000	$0	$(230,000)	$1,375,000

Year ended June 30, 2004	$1,375,000	$253,000	$0	$(473,000)	$1,155,000

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc.(1)

3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)

3.2	Bylaws of the Company(3)

4.1	Specimen Stock Certificate(4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP(5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP(5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(6)

4.6	Form of Warrant, dated May 8, 2001(2)

4.7	Registration Rights Agreement, dated May 8, 2001(2)

4.8	Form of Warrant Agreement with Nuvrty, Inc., Ocean Trust, and Grandview Trust(7)

4.9	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(8)

10.1	Form of Indemnification Agreement(5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(21)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(10)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(11)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(12)*

10.6	Reserved.

10.7	Form of Diedrich Coffee Franchise Agreement(20)

10.8	Form of Gloria Jean’s Franchise Agreement(20)

10.9	Form of Area Development Agreement(20)

10.10	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.11	Form of Guaranty(13)

10.12	Form of Guarantor Security Agreement(13)

10.13	Form of Supplemental Security Agreement (Trademarks)(13)

10.14	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.15	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective December 17, 2002(14)

10.16	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003(15)

10.17	Third Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective July 1, 2003(16)

10.18	Fourth Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective October 1, 2003 (20)

10.19	Amended and Restated Credit Agreement with Bank of the West, effective May 10, 2004††

10.20	Employment Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.21	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.22	Employment Agreement with Martin A. Lynch, dated March 26, 2004(9)*

10.23	Form of Employment Agreement with Martin R. Diedrich, dated June 29, 2001(17)*

10.24	Employment Agreement with Matthew McGuinness, effective March 13, 2000(18)*

10.25	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001(20)*

10.26	Employment Letter regarding the employment of Michael Zorehkey, dated February 3, 2000(20)*

10.27	Employment Letter regarding the employment of Carl Mount dated October 29, 1999(19)*

10.28	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch(15)*

10.29	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant)††

10.30	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(16)

10.31	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(16)

10.32	Reserved.

21.1	List of Subsidiaries(18)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

††	Previously filed with this Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.

(6)	Previously filed as Appendix B to Diedrich Coffee’ Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996 and declared effective on September 11, 1996.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 18, 2002, filed with the Securities and Exchange Commission on January 31, 2003.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

S-4