Form 10-Q
period 2004-09-22
DIEDRICH COFFEE INC
filed 2004-11-12
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 22, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-21203

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

As of November 8, 2004, there were 5,162,620 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 22, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash	$1,360,000	$1,799,000
Accounts receivable, less allowance for doubtful accounts of $1,242,000 at September 22, 2004 and $1,155,000 at June 30, 2004	2,807,000	2,337,000
Inventories	2,957,000	2,815,000
Current portion of notes receivable	180,000	81,000
Advertising fund assets, restricted	337,000	370,000
Prepaid expenses	709,000	341,000

Total current assets	8,350,000	7,743,000
Property and equipment, net	7,366,000	7,111,000
Goodwill	10,190,000	10,190,000
Notes receivable, excluding current installments	70,000	153,000
Other assets	508,000	445,000

Total assets	$26,484,000	$25,642,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$146,000	$160,000
Current installments of long-term debt	425,000	200,000
Accounts payable	1,918,000	2,144,000
Accrued compensation	2,533,000	2,074,000
Accrued expenses	828,000	732,000
Franchisee deposits	602,000	611,000
Deferred franchise fee income	816,000	702,000
Advertising fund liabilities	337,000	370,000
Accrued provision for store closure	100,000	109,000

Total current liabilities	7,705,000	7,102,000
Obligations under capital leases, excluding current installments	368,000	390,000
Long term debt, excluding current installments	1,508,000	783,000
Deferred rent	488,000	490,000

Total liabilities	10,069,000	8,765,000

Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,163,000 shares at September 22, 2004 and June 30, 2004	52,000	52,000
Additional paid-in capital	58,064,000	58,058,000
Accumulated deficit	(41,701,000)	(41,233,000)

Total stockholders’ equity	16,415,000	16,877,000
Commitments and contingencies (notes 3, 4 and 7)

Total liabilities and stockholders’ equity	$26,484,000	$25,642,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended September 22, 2004	Twelve Weeks Ended September 24, 2003 (Restated)
Net revenue:
Retail sales	$7,129,000	$6,873,000
Wholesale and other	3,364,000	2,874,000
Franchise revenue	1,767,000	1,677,000

Total revenue	12,260,000	11,424,000

Costs and expenses:
Cost of sales and related occupancy costs	5,607,000	5,111,000
Operating expenses	3,906,000	3,700,000
Depreciation and amortization	545,000	587,000
General and administrative expenses	2,634,000	2,144,000
Gain on asset disposals	(15,000)	—
Provision for asset impairment and restructuring costs	—	4,000

Total costs and expenses	12,677,000	11,546,000

Operating loss	(417,000)	(122,000)

Interest expense	(42,000)	(63,000)

Interest and other income, net	(2,000)	6,000

Loss before income tax provision	(461,000)	(179,000)

Income tax provision	7,000	9,000

Net loss	$(468,000)	$(188,000)

Net loss per share – basic and diluted	$(0.09)	$(0.04)

Number of shares used in per share computations:
Basic and diluted	5,163,000	5,161,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twelve Weeks Ended September 22, 2004	Twelve Weeks Ended September 24, 2003 (Restated)
Cash flows from operating activities:
Net loss	$(468,000)	$(188,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	545,000	587,000
Amortization of loan fees	8,000	20,000
Provision for bad debt	65,000	66,000
Provision for inventory obsolescence	5,000	19,000
Provision for store closure	—	35,000
Gain on disposals of assets	(15,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(535,000)	(129,000)
Inventories	(147,000)	(659,000)
Prepaid expenses	(368,000)	445,000
Notes receivable issued for franchise fees	(13,000)	—
Other assets	(72,000)	(63,000)
Accounts payable	(226,000)	(36,000)
Accrued compensation	459,000	183,000
Accrued expenses	96,000	(100,000)
Franchisee deposits	(9,000)	(16,000)
Deferred franchise fee income	114,000	(126,000)
Accrued provision for store closure	(9,000)	(27,000)
Deferred rent	(2,000)	(24,000)

Net cash used in operating activities	(572,000)	(13,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(798,000)	(502,000)
Proceeds from disposal of property and equipment	—	2,000
Principal payments on notes receivable	11,000	12,000

Net cash used in investing activities	(787,000)	(488,000)

Cash flows from financing activities:
Proceeds from exercise of common stock options, net of tax	6,000	—
Borrowings under credit agreement	1,000,000	—
Payments on long-term debt	(50,000)	(326,000)
Payments on capital lease obligations	(36,000)	(35,000)

Net cash provided by (used in) financing activities	920,000	(361,000)

Net decrease in cash	(439,000)	(862,000)
Cash at beginning of period	1,799,000	2,625,000

Cash at end of period	$1,360,000	$1,763,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,000	$33,000

Income taxes	$7,000	$9,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 22, 2004

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A filed on October 12, 2004.

In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

Restatement of Unaudited Condensed Consolidated Financial Statements

The Company has restated its previously issued unaudited condensed consolidated financial statements for the first three quarters of the previous fiscal year. As part of the Company’s accounting activities during its year-end audit, the Company determined that an adjustment was required to recognize $113,000 of additional franchise revenue in the first quarter of fiscal 2004 under an area development agreement that had terminated in that quarter. The Company originally recorded this franchise revenue in the fourth quarter of fiscal 2004. As a consequence, a correction of reported year-to-date income for its second and third quarters of fiscal year 2004 was also required. This adjustment had no effect on reported revenues and earnings for the 2004 fiscal year. The net effect of all of the adjustments was to increase first fiscal quarter 2004 revenue and earnings by $113,000 and to reduce fourth fiscal quarter revenue and earnings by the same amount.

Recent Accounting Pronouncements

On June 30, 2004, the Company completed its adoption of Financial Accounting Standards Board Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”), which was issued in January 2003 and which is effective for all reporting periods ending after March 15, 2004.

FIN 46R addresses the consolidation of entities in which a reporting enterprise has an economic interest, but for which the traditional voting interest approach to consolidation, based on voting rights, is ineffective in identifying where control of the entity lies, or in which the equity investors do not bear the economic risks and rewards of the entity. FIN 46R refers to those entities as variable interest entities (“VIEs”). FIN 46R requires the consolidation of VIEs by the primary beneficiary that absorbs a majority of the economic risks and rewards from the VIEs activities.

The principal entities in which the Company possesses a variable interest are franchisees. The Company does not possess any ownership interests in its franchisees, but it provide financial support to a number of franchisees by serving as the primary obligor on lease obligations for properties in which the franchisees operate their business. There are also some franchised coffeehouses that are VIEs in which the Company holds a significant variable interest, but which the Company does not consolidate because the Company is not the primary beneficiary. The adoption of FIN 46R did not result in the consolidation of any franchise entities.

The Company utilizes a segregated advertising fund to administer contributions received from its franchisees for advertising programs. Upon the adoption of FIN 46R, the Company consolidated the advertising fund. The Company has included $337,000 of advertising fund assets, restricted and advertising fund liabilities in its accompanying consolidated balance sheet as of September 22, 2004. The advertising contributions and disbursements are reported in the consolidated statement of operations on a net basis whereby contributions from franchisees are recorded as offsets to the Company’s reported general and administrative expenses.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Stock Option Plans

The Company applies the intrinsic value-method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”), in accounting for employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended (“SFAS No. 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has adopted the disclosure provisions of SFAS No. 123 and continues to follow APB No. 25 for stock-based employee compensation.

Pro forma net loss and pro forma net loss per share, as if the fair value-based method of SFAS No. 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

	TWELVE WEEKS ENDED
Pro Forma	September 22, 2004	September 24, 2003 (Restated)
Net loss	$(468,000)	$(188,000)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(181,000)	(160,000)

Pro forma net loss	$(649,000)	$(348,000)

Basic and diluted loss per share	$(0.13)	$(0.07)

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	TWELVE WEEKS ENDED
	September 22, 2004	September 24, 2003
Risk free interest rate	3.81%	N/A
Expected life	6 years	N/A
Expected volatility	35%	N/A
Expected dividend yield	0%	N/A

Reclassifications

Certain reclassifications have been made to the September 24, 2003 unaudited condensed consolidated financial statements to conform to the September 22, 2004 presentation.

2.	INVENTORIES

Inventories consist of the following:

	September 22, 2004	June 30, 2004
Unroasted coffee	$1,241,000	$1,067,000
Roasted coffee	555,000	632,000
Accessory and specialty items	228,000	198,000
Other food, beverage and supplies	933,000	918,000

	$2,957,000	$2,815,000

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 22, 2004	June 30, 2004
Contingent Convertible Note Note payable bearing interest at a rate of LIBOR plus 3.30% and payable in monthly installments of $35,417 with balance due on May 10, 2007. Note is unsecured.	1,933,000	983,000

	1,933,000	983,000
Less: current installments	425,000	200,000

Long-term debt, excluding current installments	$1,508,000	$783,000

On May 10, 2004, the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company, at its election, to issue notes to the lender, Sequoia Enterprises L.P., with up to an aggregate principal amount of $5,000,000. The notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters. As of September 22, 2004, the Company was in compliance with all debt covenants. Notes are convertible into the Company’s common stock only upon certain changes of control. In addition, upon the occurrence of the same changes in control that would permit the notes to be converted into common stock, the Company will issue the lender warrants to purchase shares of common stock. The number of warrants that the Company will issue, if any, will directly correlate to the amount of notes issued and repaid. The issued warrants, if any, will expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, the Company immediately issued a $1,000,000 note, and used the proceeds of the note and other available cash to repay all outstanding debt with Bank of the West (“BOW”). On September 15, 2004, the Company issued an additional $1,000,000 note under this facility.

On May 10, 2004, the Company also entered into an Amended and Restated Credit Agreement with BOW. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. At September 22, 2004, no debt was outstanding under the working capital facility and $426,000 of letters of credit were outstanding under the letter of credit facility. With respect to the working capital facility, the Company may elect to pay interest on amounts outstanding at the BOW reference rate plus 1.00% or LIBOR plus 3.25%. Borrowings and issuance of letters of credit under the BOW facility are secured by substantially all of the Company’s assets. Letters of credit issued under the letter of credit facility are subject to an annual fee of 2.00% of the face amount. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters. The working capital and letter of credit facilities mature on October 15, 2005.

Maturities of long-term debt for years subsequent to September 22, 2004 are as follows:

Payments due by period
12 months	$425,000
13-24 months	425,000
25-36 months	1,083,000

Total long-term debt	$1,933,000

4.	ACCRUED PROVISION FOR STORE CLOSURE

Prior to January 1, 2003, the estimated cost associated with closing under-performing stores was accrued in the period in which the store was identified for closure by management under a plan of termination. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and now records these estimated costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs primarily consist of the estimated cost to terminate real estate leases.

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended June 30, 2004	$425,000	$36,000	$(106,000)	$(246,000)	$109,000
Twelve weeks ended September 22, 2004	$109,000	$—	$—	$(9,000)	$100,000

For the twelve weeks ended September 22, 2004, no expenses were incurred. The Company made cash payments in the amount of $9,000.

5.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended September 22, 2004	Twelve Weeks September 24, 2003 (Restated)
Numerator:
Net income (loss)	$(468,000)	$(188,000)

Denominator:
Basic weighted average shares outstanding	5,163,000	5,161,000

Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,163,000	5,161,000

Basic and diluted net income (loss) per share	$(0.09)	$(0.04)

All 971,000 options outstanding as of September 22, 2004 were excluded from the calculation of diluted net loss per share for the twelve weeks ended September 22, 2004 because their inclusion would have been anti-dilutive. Further, all 504,000 warrants to purchase shares of common stock outstanding during the twelve weeks ended September 22, 2004 were excluded from the calculation of diluted net loss per share for the twelve weeks ended September 22, 2004 because their inclusion would have been anti-dilutive. All 748,000 options outstanding and all 730,000 warrants to purchase shares of common stock outstanding as of September 24, 2003 were excluded from the calculation of diluted net loss per share for the twelve weeks ended September 24, 2003 because their inclusion would have been anti-dilutive.

6.	SEGMENT AND RELATED INFORMATION

The Company has three reportable segments: retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Corporate identifiable assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property and equipment. The corporate component of segment profit (loss) before tax includes corporate general and administrative expenses, depreciation and amortization expense, and interest expense.

	TWELVE WEEKS ENDED
	September 22, 2004	September 24, 2003 (Restated)
Revenue:
Retail	$7,129,000	$6,873,000
Wholesale	3,364,000	2,874,000
Franchise	1,767,000	1,677,000

Total revenue	$12,260,000	$11,424,000

Interest expense:
Retail	$4,000	$6,000
Franchise	7,000	10,000
Corporate	31,000	47,000

Total interest expense	$42,000	$63,000

Depreciation and amortization:
Retail	$356,000	$273,000
Wholesale	128,000	139,000
Corporate	61,000	175,000

Total depreciation and amortization	$545,000	$587,000

Segment profit (loss) before income tax provision:
Retail	$34,000	$159,000
Wholesale	489,000	429,000
Franchise	1,615,000	1,592,000
Corporate	(2,599,000)	(2,359,000)

Total segment profit (loss) before income tax provision	$(461,000)	$(179,000)

	September 22, 2004	June 30, 2004
Identifiable assets:
Retail	$6,113,000	$5,558,000
Wholesale	5,765,000	5,487,000
Franchise	1,895,000	1,658,000
Corporate	2,521,000	2,749,000

Tangible assets	16,294,000	15,452,000

Goodwill - Retail	1,267,000	1,267,000
Goodwill - Wholesale	6,311,000	6,311,000
Goodwill - Franchise	2,612,000	2,612,000

Total assets	$26,484,000	$25,642,000

7.	LEASE CONTINGENCIES

We are liable on the master leases for 98 franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, the Company would be required to make all payments under the master leases. The Company’s maximum theoretical future exposure at September 22, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $14,419,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A WARNING ABOUT FORWARD LOOKING STATEMENTS.

We make forward-looking statements in this quarterly report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	the financial and operating performance of our retail operations;

•	our ability to maintain profitability over time;

•	the successful execution of our growth strategies;

•	our franchisees’ adherence to our practices, policies and procedures;

•	the impact of competition; and,

•	the availability of working capital.

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors and Trends Affecting Diedrich Coffee and Its Business” in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 and in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revision of the forward-looking statements. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent significant transactions that we believe are important in understanding the results of operations. This section also contains a discussion of trends in our operations and key performance indicators that we use to evaluate business results.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve weeks ended September 22, 2004 to the twelve weeks ended September 24, 2003.

•	Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of September 22, 2004. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments and a discussion of other financing arrangements.

•	Critical accounting estimates. This section contains a discussion of those accounting policies that are considered important to our financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

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

Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Diedrich Coffee and Coffee People brands are primarily company store operations and the Gloria Jean’s brand is primarily a franchised store operation. As of September 22, 2004, we owned and operated 56 retail locations and franchised 437 other retail locations under these brands, for a total of 493 retail coffee outlets. Our retail units are located in 33 states and 13 foreign countries. As of September 22, 2004, we had over 460 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants, and others. Although the specialty coffee industry is dominated by a single company with more than 8,000 locations, we are one of the nation’s largest specialty coffee retailers and a significant competitor in the international market.

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

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each over the first quarter ended September 22, 2004, is set forth below:

	Units at July 2, 2003	Opened	Closed	Net transfers between the Company and Franchise	Units at June 30, 2004	Opened	Closed	Net transfers between the Company and Franchise	Units at September 22, 2004
Gloria Jean’s Brand
Company Operated	11	—	(3)	2	10	1	—	(1)	10
Franchise – Domestic	143	10	(14)	(2)	137	1	(5)	1	134

Franchise – International
Australia	142	55	(1)	—	196	16	—	—	212
Far East/Asia (1)	18	4	(3)	—	19	—	—	—	19
Mexico	15	3	(1)	—	17	—	(3)	—	14
Other (2)	31	21	(2)	—	50	2	(1)	—	51

Total Franchise - International	206	83	(7)	—	282	18	(4)	—	296

Subtotal Gloria Jean’s	360	93	(24)	—	429	20	(9)	—	440

Diedrich Coffee Brand
Company Operated	25	—	(2)	—	23	—	—	—	23
Franchise – Domestic	10	—	(3)	—	7	—	—	—	7

Subtotal Diedrich	35	—	(5)	—	30	—	—	—	30

Coffee People Brand
Company Operated	22	1	—	—	23	—	—	—	23

Total	417	94	(29)	—	482	20	(9)	—	493

(1)	Includes Japan and Korea.
(2)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates and Thailand.

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

Same-store sales growth, or comparative sales growth, is a primary statistic used in the retail industry to measure core revenues. This measure compares sales for all units open for one year or more to the comparable prior year period. We use this measure to evaluate single coffeehouse, total brand and total company sales performance. Until recently, comparable sales of our company operated stores and domestic franchised stores had declined, primarily as a result of aging stores, a lack of capital to fund store improvements, and no new store openings. New stores typically achieve relatively strong comparative sales growth in their early years. Franchised units that are located in malls have also experienced declining sales due to overall declines in mall traffic.

The number of operating units opened and closed is also a measure of the health of our brands and our business, although it is affected by a number of factors, including the availability of capital to finance growth. In recent years, the number of domestic units has declined because the number of aging units closed exceeded the number of new units opened. International unit growth has been robust in recent years, particularly in Australia. Also, company operated stores have declined and franchised stores have increased. Unlike new company operated stores, new franchised stores do not require our capital. In addition, franchised stores typically make an immediate profit contribution, whereas company stores generally are not profitable in the first year. Domestic franchises generate more profit than international franchises because the domestic royalty fees are higher and because all domestic franchisees are required to purchase their coffee from us.

We use the relationship between cost of sales and related occupancy costs and operating expenses to sales to measure the operating efficiency of our individual coffeehouses and to measure the relationship between general and administrative expenses to sales to monitor and control the level of corporate overhead. Cost of sales and related occupancy costs have declined, and gross margins have improved, in recent years, primarily because wholesale sales, which have higher gross margins than retail sales, have become a higher percentage of our overall sales mix. Operating expenses have increased in the past two years as a result of dedicating more in-store labor and supervision to the retail stores. General and administrative expenses have increased as a percentage of sales due to staffing for accelerated growth and to the effect of continuing declines in sales on a relatively fixed expense base.

Results of Operations.

Twelve weeks ended September 22, 2004 Compared with the Twelve Weeks Ended September 24, 2003

Total Revenue. Total revenue for the twelve weeks ended September 22, 2004 increased by $836,000, or 7.3%, to $12,260,000 from $11,424,000 for the twelve weeks ended September 24, 2003. Revenue increased in all business segments in the first quarter of fiscal 2005. Each component is discussed below.

Retail sales for the twelve weeks ended September 22, 2004 increased by $256,000, or 3.7%, to $7,129,000 from $6,873,000 for the prior year period. This increase is the net result of a 6.2% increase in same store sales and a $25,000, or 39.6%, increase in e-commerce retail sales partially offset by a decrease of $344,000 due to the sale or closure of six company operated units since the beginning of the prior fiscal year.

Wholesale sales increased $490,000, or 17.0%, to $3,364,000 for the twelve weeks ended September 22, 2004 from $2,874,000 for the prior year period. Wholesale sales to third party customers increased by $422,000 or 24.3%, primarily due to strong performance in the Keurig “K-cup” line that increased sales by $364,000, or 28.8%, in the first fiscal quarter of fiscal 2005. Additionally, wholesale sales of roasted coffee to our franchisees increased $68,000, or 6.0%, primarily due to timing differences of coffee orders, despite a nine-unit decrease in the number of domestic franchise stores when compared to the prior year period.

Franchise revenue increased over the prior year first quarter by $90,000, or 5.4%, to $1,767,000. International fees and royalties increased $197,000, or 38.5%, to $712,000, primarily as a result of a 90-unit increase since the beginning of fiscal 2004. Area development agreement fees decreased $84,000, or 20.0%, due to a $98,000 decline in dissolution settlements of franchise agreements, slightly offset by a $14,000 increase in franchise renewal fees. The first quarter of fiscal 2005 included a $165,000 dissolution settlement of the Thailand agreement, while the first quarter of fiscal 2004 included a $263,000 dissolution settlement of the Malaysian agreement. Domestic franchise royalties and fees declined by $23,000, or 3.1%, to $718,000 as a result of a reduction of 12 domestic franchise units since the beginning of fiscal 2004.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended September 22, 2004 increased $496,000, or 9.7%, to $5,607,000 from $5,111,000 in the prior year period. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased to 53.4% of retail and wholesale sales for the twelve weeks ended September 22, 2004 from 52.4% in the twelve weeks ended September 24, 2003. This unfavorable margin basis point variance was primarily due to cost of sales in the wholesale segment. Wholesale cost of sales, as a percentage of wholesale sales increased by 1.5% in the current year quarter due to higher Keurig sales which carry a higher cost of goods sold. Occupancy costs declined as a percentage of retail and wholesale sales by 1.0% as a result of the closure of five of high occupancy cost company operated stores.

Operating Expenses. Operating expenses for the twelve weeks ended September 22, 2004 increased $206,000, or 5.6%, from the prior year period to $3,906,000. On a margin basis, operating expenses declined slightly in both retail and wholesale segments, from 32.4% of sales in last year’s first fiscal quarter to 31.9% in the current fiscal quarter. This margin basis point improvement was primarily due to the elimination of grocery store operating expenses, as we exited the grocery store channel in the prior year, slightly offset by increases in retail bonus expenses and e-commerce operating expenses.

Depreciation and Amortization. Depreciation and amortization declined by $42,000 to $545,000 for the twelve weeks ended September 22, 2004 from the prior year first fiscal quarter. This decrease is primarily due to a $122,000 decline in other depreciation expense related to accelerated depreciation of our former home office leasehold improvements in the prior year quarter, partially offset by an $80,000 increase in our retail store depreciation expense in the current year quarter, which related to our store remodel project that was commenced during the prior year.

General and Administrative Expenses. General and administrative expenses increased by $490,000, or 22.9%, to $2,634,000 for the twelve weeks ended September 22, 2004 from the prior year fiscal quarter. As a percentage of revenue, general and administrative expenses increased to 21.5% in the first quarter of fiscal 2005 from 18.8% in the prior year quarter. Approximately $275,000 of the increase was in the areas of franchise development, construction, management information systems and recruiting fees, all of which was to provide for the planned acceleration of company operated and franchised store growth. The increase also included a $104,000 increase in the provision for management incentive compensation payable upon achievement of 2005 budgetary and personal achievement goals and $58,000 of expense in the current year fiscal quarter related to the settlement of a lawsuit with one of our previous distributors who filed for bankruptcy in fiscal 2003. Additionally, the increased G&A expenses also included an increase in audit fees of $38,000, or 70.4%, compared to the prior year fiscal quarter. As previously reported, we appointed a new independent auditor on October 28, 2004.

Interest Expense and Other, Net. Interest expense and other, net decreased by $13,000 to $44,000 for the twelve weeks ended September 22, 2004 from the prior year period. This decrease is primarily due to lower interest rates and loan fee amortization, and a reduction in outstanding capital lease obligations and long-term debt from $3,316,000 at September 24, 2003 to $2,447,000 at September 22, 2004. These improvements were slightly offset by a decrease in interest income due to a re-negotiated note receivable contract.

Income Tax Provision. Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the twelve weeks ended September 22, 2004 and the prior year period. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between the twelve weeks ended September 22, 2004 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a variety of states. As of September 22, 2004, net operating loss carryforwards for federal and state income tax purposes of $31,753,000 and $19,832,000 respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code. For the twelve weeks ended September 22, 2004, our valuation allowance increased $329,000.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. We have not yet determined what impact, if any, the Act may have on our results of operations and financial condition in the future.

Financial Condition, Liquidity and Capital Resources.

Current Financial Condition. At September 22, 2004, we had working capital of $645,000, as compared to working capital of $524,000 as of September 24, 2003. Total outstanding capital lease obligations and long-term debt decreased from $3,316,000 at September 24, 2003 to $2,447,000 at the end of the current year fiscal quarter, while stockholder’s equity increased slightly from $16,288,000 to $16,415,000.

Cash Flows. Cash used in operating activities for the twelve weeks ended September 22, 2004 totaled $572,000 as compared with $13,000 in net cash used in operating activities for the twelve weeks ended September 24, 2003. The increase in cash used in operations was primarily due to the higher loss in the current year quarter and an increase in accounts receivable and inventories.

Net cash used in investing activities for the twelve weeks ended September 22, 2004 totaled $787,000 as compared with net cash used of $488,000 for the twelve weeks ended September 24, 2003. During the twelve weeks ended September 24, 2004, $798,000 was used to invest in property and equipment in our store remodel project, our Castroville roasting facility and our home office facility. These expenditures were partially offset by $11,000 of payments received on notes receivable.

Net cash provided by financing activities for the twelve weeks ended September 22, 2004 totaled $920,000 as compared to the $361,000 in net cash used in financing activities for the twelve weeks ended September 24, 2003. In the first quarter of fiscal 2005, we borrowed $1,000,000 under our contingent convertible note purchase agreement.

Outstanding Debt and Financing Arrangements. On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us, at our election, to issue notes to the lender, Sequoia Enterprises L.P., up to an aggregate principal amount of $5,000,000. Issued notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters. Notes are convertible into our common stock only upon certain changes of control. In addition, upon the occurrence of the same changes in control that would permit the notes to be converted into common stock, we will issue the lender warrants to purchase shares of common stock. The number of warrants we will issue, if any, will directly correlate to the amount of notes issued and repaid. The issued warrants, if any, will expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, we immediately issued a $1,000,000 note under the facility and used the proceeds from that note and other available cash to repay all outstanding debt with Bank of the West. On September 15, 2004, we issued another $1,000,000 note under the facility. As of September 22, 2004, $1,933,000 was outstanding under the facility.

On May 10, 2004, we also entered into an Amended and Restated Credit Agreement with Bank of the West. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. At September 22, 2004, no debt was outstanding under the working capital facility and $426,000 of letters of credit were outstanding under the letter of credit facility.

Based upon the terms of our credit agreements, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash from operations, cash and cash equivalents, and funds available under our credit agreements will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of September 22, 2004:

	Payments Due by Period
	Total	12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Thereafter
	(In thousands)
Note payable	$1,933	$425	$425	$1,083	$—	$—	$—
Capital leases	514	146	60	23	24	26	235
Company operated retail locations and other operating leases	14,529	3,938	2,754	2,010	1,665	1,392	2,770
Franchise operated retail locations operating leases	14,419	4,263	3,100	2,438	1,695	1,150	1,773
Green coffee commitments	1,492	1,175	317	—	—	—	—

	$32,887	$9,947	$6,656	$5,554	$3,384	$2,568	$4,778

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 98 franchise locations. Under our historical franchising business model, we executed the master leases for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master leases. Our maximum theoretical future exposure at September 22, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $14,419,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, allowance for bad debt reserves, fixed asset lives, goodwill, intangible assets, income taxes, self-insurance and workers’ compensation reserves, store closure reserves, stock-based compensation, the valuation allowance for net deferred tax assets and contingencies. We believe that the following represent our critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements. The following discussion, however, does not list all of our accounting policies and estimates.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the segments may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. If our assumptions are incorrect, the carrying value of our goodwill may be understated or overstated. Our annual impairment measurement date is our fiscal year-end.

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

The estimated liability for closing stores on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the present value of these estimated future payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in provision for asset impairment and restructuring costs, net in our unaudited condensed consolidated statements of earnings.

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

Estimated Liability for Self-Insurance

Effective October 1, 2003, we became self-insured for a portion of our current year’s losses related to workers’ compensation insurance. We have obtained stop loss insurance for individual workers’ compensation claims with a $250,000 deductible per occurrence and a program maximum for all claims of $750,000. Insurance liabilities and reserves are accounted for based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based approximately on a risk-free interest rate. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise.

Franchised Operations

We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each period we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our unaudited condensed consolidated financial statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Over time, our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.

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

The amount of the estimated liability is established using the methodology described under the heading “Estimated Liability for Closing Stores” above. Consistent with SFAS 146, we have not established an additional estimated liability for potential losses not yet incurred. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised stores. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

Stock-Based Compensation

As discussed in the Notes to Unaudited Condensed Consolidated Financial Statements, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. We have elected to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of September 22, 2004, our net deferred tax assets and related valuation allowance totaled approximately $14,821,000.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes.

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes.

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding bank debt. At September 22, 2004, we had a $5,000,000 loan facility, with an outstanding balance of $1,933,000, and a $250,000 working capital facility, with no outstanding balance, each of which could be affected by changes in short term interest rates. Interest rates ranged from 4.90% to 5.32% during our first fiscal quarter. These rates can be fixed over periods ranging from one to six months, at our discretion. At September 22, 2004, a hypothetical 100 basis point increase in the adjusted rates would result in additional interest expense of $19,330 on an annualized basis. The current loan approximates the fair value.

Commodity Price Risk. Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At September 22, 2004, we had commitments to purchase coffee through fiscal year 2006 totaling $1,492,000 for 1,430,000 pounds of green coffee, some of which commitments were fixed as to price. The coffee scheduled to be delivered to us in this fiscal year pursuant to these commitments will satisfy approximately 28% of our anticipated green coffee requirements for this fiscal year. Assuming we require approximately 3,000,000 additional pounds of green coffee during 2004 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $30,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of and for the twelve week period ending September 22, 2004, we were not a party to any material legal proceedings.

Item 6. Exhibits

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Bylaws of Diedrich Coffee, Inc. (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001 (2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

10.1	Form of Indemnification Agreement (5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan (8)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan (9)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan (10)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan (11)*

10.6	Form of Diedrich Coffee, Inc. Franchise Agreement (12)

10.7	Form of Gloria Jean’s Franchise Agreement (12)

10.8	Form of Diedrich Coffee, Inc. Area Development Agreement (12)

10.9	Amended and Restated Credit Agreement with Bank of the West, effective May 10, 2004 (13)

10.10	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank (14)

10.11	Form of Supplemental Security Agreement (Trademarks) (14)

10.12	Form of Guaranty (14)

10.13	Form of Guarantor Security Agreement (14)

10.14	Employment Agreement with Roger M. Laverty, dated April 24, 2003 (15)*

10.15	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003 (15)*

10.16	Employment Agreement with Martin A. Lynch, dated March 26, 2004 (16)*

10.17	Employment Agreement with Matthew McGuinness, effective March 13, 2000 (18)*

10.18	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001 (12)*

10.19	Employment Letter regarding the employment of Carl Mount dated October 29, 1999 (19)*

10.20	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch (15)*

10.21	Form of Separation Agreement and Release with Martin Diedrich, effective October 28, 2004 (20)*

10.22	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003 (21)

10.23	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003 (21)

10.24	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant) (13)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 23, 1996.

(6)	Previously filed as Annex B to Diedrich Coffee’ Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.

(17)	Reserved.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2004.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2004	DIEDRICH COFFEE, INC.

/s/ Roger M. Laverty
Roger M. Laverty
President and Chief Executive Officer
(On behalf of the registrant)

/s/ Martin A. Lynch
Martin A. Lynch
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)