Form 10-Q
period 2004-12-15
DIEDRICH COFFEE INC
filed 2005-02-07
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 15, 2004

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

As of February 4, 2005, there were 5,271,789 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 15, 2004	June 30, 2004
	(Unaudited)
Assets (Note 3)
Current assets:
Cash	$1,315,000	$1,799,000
Accounts receivable, less allowance for doubtful accounts of $1,118,000 at December 15, 2004 and $1,155,000 at June 30, 2004	4,026,000	2,337,000
Inventories	2,841,000	2,815,000
Current portion of notes receivable	198,000	81,000
Advertising fund assets, restricted	197,000	370,000
Prepaid expenses	712,000	341,000

Total current assets	9,289,000	7,743,000
Property and equipment, net	7,333,000	7,111,000
Goodwill	10,190,000	10,190,000
Notes receivable, excluding current installments	36,000	153,000
Other assets	530,000	445,000

Total assets	$27,378,000	$25,642,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$144,000	$160,000
Current installments of long-term debt	425,000	200,000
Accounts payable	2,591,000	2,144,000
Accrued compensation	2,232,000	2,074,000
Accrued expenses	743,000	732,000
Franchisee deposits	619,000	611,000
Deferred franchise fee income	1,060,000	702,000
Advertising fund liabilities	197,000	370,000
Accrued provision for store closure	92,000	109,000

Total current liabilities	8,103,000	7,102,000
Obligations under capital leases, excluding current installments	334,000	390,000
Long term debt, less unamortized discount of $8,000, excluding current installments	1,394,000	783,000
Deferred rent	483,000	490,000
Common stock warrants	9,000	—

Total liabilities	10,323,000	8,765,000

Commitments and contingencies (notes 3, 4 and 7)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,195,000 shares at December 15, 2004 and 5,161,000 at June 30, 2004	52,000	52,000
Additional paid-in capital	58,182,000	58,058,000
Accumulated deficit	(41,179,000)	(41,233,000)

Total stockholders’ equity	17,055,000	16,877,000

Total liabilities and stockholders’ equity	$27,378,000	$25,642,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended December 15, 2004	Twelve Weeks Ended December 17, 2003 (Restated)	Twenty-Four Weeks Ended December 15, 2004	Twenty-Four Weeks Ended December 17, 2003 (Restated)
Net revenue:
Retail sales	$7,556,000	$7,571,000	$14,686,000	$14,444,000
Wholesale and other	4,948,000	4,833,000	8,312,000	7,707,000
Franchise revenue	2,022,000	1,848,000	3,789,000	3,524,000

Total net revenue	14,526,000	14,252,000	26,787,000	25,675,000

Costs and expenses:
Cost of sales and related occupancy costs	6,744,000	6,745,000	12,351,000	11,855,000
Operating expenses	3,893,000	3,991,000	7,801,000	7,683,000
Depreciation and amortization	589,000	440,000	1,134,000	1,028,000
General and administrative expenses	2,722,000	2,374,000	5,355,000	4,525,000
Provision for asset impairment and restructuring costs	—	90,000	—	94,000
(Gain) loss on asset disposals	2,000	—	(12,000)	—

Total costs and expenses	13,950,000	13,640,000	26,629,000	25,185,000

Operating income	576,000	612,000	158,000	490,000

Interest expense	(50,000)	(73,000)	(93,000)	(136,000)

Interest and other income, net	—	5,000	—	11,000

Income before income tax provision	526,000	544,000	65,000	365,000

Income tax provision	4,000	1,000	11,000	10,000

Net income	$522,000	$543,000	$54,000	$355,000

Net income per share – basic	$0.10	$0.11	$0.01	$0.07

Net income per share – diluted	$0.10	$0.10	$0.01	$0.07

Number of shares used in per share computations:
Basic	5,165,000	5,161,000	5,165,000	5,161,000

Diluted	5,344,000	5,211,000	5,521,000	5,186,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Four Weeks Ended December 15, 2004	Twenty-Four Weeks Ended December 17, 2003 (Restated)
Cash flows from operating activities:
Net income	$54,000	$355,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,134,000	1,028,000
Amortization of loan fees	15,000	39,000
Amortization of note payable discount	1,000	—
Provision for bad debt	118,000	218,000
Provision for inventory obsolescence	37,000	143,000
Provision for asset impairment	—	90,000
Benefit from store closure	—	(70,000)
Gain on disposals of assets	(12,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,807,000)	(1,007,000)
Inventories	(78,000)	(454,000)
Prepaid expenses	(371,000)	147,000
Other assets	(103,000)	(92,000)
Accounts payable	447,000	786,000
Accrued compensation	158,000	341,000
Accrued expenses	11,000	53,000
Franchisee deposits	8,000	—
Deferred franchise fee income	358,000	174,000
Accrued provision for store closure	(17,000)	(172,000)
Deferred rent	(7,000)	(10,000)

Net cash provided by (used in) operating activities	(54,000)	1,569,000

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,371,000)	(1,146,000)
Proceeds from disposal of property and equipment	31,000	6,000
Principal payments on notes receivable	14,000	21,000

Net cash used in investing activities	(1,326,000)	(1,119,000)

Cash flows from financing activities:
Proceeds from exercise of common stock options, net of tax	124,000	—
Release of restricted cash	—	(883,000)
Borrowings under credit agreement	1,000,000	—
Payments on long-term debt	(156,000)	(579,000)
Payments on capital lease obligations	(72,000)	(78,000)

Net cash provided by (used in) financing activities	896,000	(1,540,000)

Net decrease in cash	(484,000)	(1,090,000)
Cash at beginning of period	1,799,000	2,625,000

Cash at end of period	1,315,000	$1,535,000

Supplemental disclosures of cash flow information:
Non-cash transactions:
Value of common stock warrants recorded as debt discount	$9,000	$—

Cash paid during the period for:
Interest	$63,000	$56,000

Income taxes	$11,000	$10,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 15, 2004

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

Restatement of Unaudited Condensed Consolidated Financial Statements

The Company restated its previously issued unaudited condensed consolidated financial statements for the first three quarters of the previous fiscal year. As part of the Company’s accounting activities during its year-end audit, the Company determined that an adjustment was required to recognize $113,000 of additional franchise revenue in the first quarter of fiscal 2004 under an area development agreement that had terminated in that quarter. The Company originally recorded this franchise revenue in the fourth quarter of fiscal 2004. As a consequence, a correction of reported year-to-date income for its second and third quarters of fiscal year 2004 was also required. This adjustment had no effect on reported revenues or earnings for the 2004 fiscal year. The net effect of all of the adjustments was to increase first fiscal quarter 2004 revenue and earnings by $113,000 and to reduce fourth fiscal quarter revenue and earnings by the same amount. This adjustment increased basic and diluted net income per share by $0.02 in the first and second quarters of fiscal 2004.

The Company leases a substantial number of properties on which significant improvements have been made. A number of restaurant companies have recently announced their intent to re-evaluate their current accounting practices in order to determine that they are in compliance with generally accepted accounting principles with respect to leases, leasehold improvements and rent expense. Certain of those companies that have completed this re-evaluation have recorded adjustments to depreciation and rent expense, often including a restatement of prior year charges. The Company is currently reviewing its accounting practices in this area and the results of the review may require similar adjustments to current and prior year depreciation and rent expense. Such adjustments, if necessary, will be recorded after the Company’s review that it expects to complete prior to the planned release of its third quarter results in April 2005.

Recent Accounting Pronouncements

On June 30, 2004, the Company completed its adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”), which was issued in January 2003 and which is effective for all reporting periods ending after March 15, 2004.

FIN 46R addresses the consolidation of entities in which a reporting enterprise has an economic interest, but for which the traditional voting interest approach to consolidation, based on voting rights, is ineffective in identifying where control of the entity lies, or in which the equity investors do not bear the economic risks and rewards of the entity. FIN 46R refers to those entities as variable interest entities (“VIEs”). FIN 46R requires the consolidation of VIEs by the primary beneficiary that absorbs a majority of the economic risks and rewards from the activities of the VIE.

The principal entities in which the Company possesses a variable interest are franchisees. The Company does not possess any ownership interests in its franchisees, but it provides financial support to a number of franchisees by serving as the primary obligor on lease obligations for properties in which the franchisees operate their business. There are also some franchised coffeehouses that are VIEs in which the Company holds a significant variable interest, but which the Company does not consolidate because the Company is not the primary beneficiary. The adoption of FIN 46R did not result in the consolidation of any franchise entities.

The Company utilizes a segregated advertising fund to administer contributions received from its franchisees for advertising programs. Upon the adoption of FIN 46R, the Company consolidated the advertising fund. The Company has included $197,000 of advertising fund assets, restricted and advertising fund liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 15, 2004. The advertising contributions and disbursements are reported in the unaudited condensed consolidated statement of operations on a net basis whereby contributions from franchisees are recorded as offsets to the Company’s reported general and administrative expenses.

In December 2004, the FASB reissued Statement of Financial Accounting Standard (“SFAS”) No. 123 as SFAS No. 123R, “Share Based Compensation.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, SFAS No. 123R will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. SFAS No. 123R will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company has not yet determined the impact that adopting SFAS No. 123R will have on its results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet determined the impact that adopting SFAS No. 151 will have on its results of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

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

Pro forma net loss and pro forma net loss per share, as if the fair value-based method of SFAS No. 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
Pro Forma	December 15, 2004	December 17, 2003	December 15, 2004	December 17, 2003 (Restated)
Net income	$522,000	$543,000	$54,000	$355,000
SFAS No. 123 option expense	(149,000)	(226,000)	(330,000)	(386,000)

Pro forma net income (loss)	$373,000	$317,000	$(276,000)	$(31,000)

Basic and diluted income (loss) per share	$0.07	$0.06	$(0.05)	$(0.01)

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
Pro Forma	December 15, 2004	December 17, 2003	December 15, 2004	December 17, 2003
Risk free interest rate	3.81%	2.57%	3.81%	2.57%
Expected life	6 years	6 years	6 years	6 years
Expected volatility	52%	99%	44%	99%
Expected dividend yield	0%	0%	0%	0%

Reclassifications

Certain reclassifications have been made to the December 17, 2003 unaudited condensed consolidated financial statements to conform to the December 15, 2004 presentation.

2. INVENTORIES

Inventories consist of the following:

	December 15, 2004	June 30, 2004
Unroasted coffee	$895,000	$1,067,000
Roasted coffee	562,000	632,000
Accessory and specialty items	284,000	198,000
Other food, beverage and supplies	1,100,000	918,000

Total inventory	$2,841,000	$2,815,000

3. LONG-TERM DEBT

Long-term debt consists of the following:

	December 15, 2004	June 30, 2004
Note payable bearing interest at a rate of LIBOR plus 3.30% and payable in monthly installments of $35,417 with balance due on May 10, 2007. Note is unsecured.	$1,827,000	$983,000
Less: current installments	(425,000)	(200,000)

Long-term debt, excluding current installments	$1,402,000	$783,000

On May 10, 2004, the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company, at its election, to issue notes to the lender, Sequoia Enterprises L.P., with up to an aggregate principal amount of $5,000,000. The notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters, among others. As of December 15, 2004, the Company was in compliance with all debt covenants. Notes are convertible into the Company’s common stock only upon certain changes of control. In addition, as principal payments are made, the Company will issue the lender warrants to purchase shares of common stock. The number of warrants that the Company will issue will directly correlate to the amount of notes issued and repaid. The issued warrants will expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, the Company immediately issued a $1,000,000 note, and used the proceeds of the note and other available cash to repay all outstanding debt with Bank of the West (“BOW”). On September 15, 2004, the Company issued an additional $1,000,000 note under this facility.

In connection with the issuance of the two $1,000,000 notes issued under the Contingent Convertible Note Purchase Agreement on May 10, 2004 and September 15, 2004, the Company will issue a total of 253,164 and 202,020 warrants to purchase shares of common stock, respectively, as principal payments are made. The warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to,

and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the warrants on the date of issuance, $5,000 and $4,000, respectively, was recorded as a discount to the face value of the notes issued and as a common stock warrants liability in the accompanying unaudited condensed consolidated balance sheet. As of December 15, 2004, the Company had issued 4,219 warrants.

On May 10, 2004, the Company also entered into an Amended and Restated Credit Agreement with BOW. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. On December 15, 2004, no debt was outstanding under the working capital facility and $576,000 of letters of credit were outstanding under the letter of credit facility. With respect to the working capital facility, the Company may elect to pay interest on amounts outstanding at the BOW reference rate plus 1.00% or LIBOR plus 3.25%. Borrowings and issuance of letters of credit under the BOW facility are secured by substantially all of the Company’s assets. Letters of credit issued under the letter of credit facility are subject to an annual fee of 2.00% of the face amount. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters, among others. As of December 15, 2004, the Company was in compliance with all debt covenants. The working capital and letter of credit facilities mature on October 15, 2005.

Maturities of long-term debt for years subsequent December 15, 2004 are as follows:

Payments due by period
12 months	$425,000
13-24 months	425,000
25-36 months	977,000

Total long-term debt	$1,827,000

4. ACCRUED PROVISION FOR STORE CLOSURE

Prior to January 1, 2003, the estimated cost associated with closing under-performing stores was accrued in the period in which the store was identified for closure by management under a plan of termination. Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and now records these estimated costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended June 30, 2004	$425,000	$36,000	$(106,000)	$(246,000)	$109,000
Twenty-Four Weeks ended December 15, 2004	$109,000	$—	$—	$(17,000)	$92,000

For the twenty-four weeks ended December 15, 2004, no expenses related to the provision for store closure were incurred. The Company made cash payments in the amount of $17,000.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended December 15, 2004	Twelve Weeks Ended December 17, 2003 (Restated)	Twenty-Four Weeks Ended December 15, 2004	Twenty-Four Weeks Ended December 17, 2003 (Restated)
Numerator:
Net income	$522,000	$543,000	$54,000	$355,000

Denominator:
Basic weighted average shares outstanding	5,165,000	5,161,000	5,165,000	5,161,000
Effect of dilutive securities	176,000	50,000	350,000	25,000

Diluted adjusted weighted average shares	5,341,000	5,211,000	5,515,000	5,186,000

Basic net income per share	$0.10	$0.11	$0.01	$0.07

Diluted net income per share	$0.10	$0.10	$0.01	$0.07

Of the 958,000 options outstanding as of December 15, 2004, 451,000 were excluded from the calculation of diluted net income per share for the twelve weeks and twenty-four weeks then ended because their inclusion would have been anti-dilutive. In addition, of the 504,000 warrants to purchase shares of common stock outstanding during the twelve weeks and twenty-four weeks ended December 15, 2004, 4,000 were excluded in the calculation of diluted net income per share for the twelve weeks and twenty-four weeks ended December 15, 2004 because their inclusion would have been anti-dilutive.

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

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 15, 2004	December 17, 2003 (Restated)	December 15, 2004	December 17, 2003 (Restated)
Revenue:
Retail	$7,556,000	$7,571,000	$14,686,000	$14,444,000
Wholesale	4,948,000	4,833,000	8,312,000	7,707,000
Franchise	2,022,000	1,848,000	3,789,000	3,524,000

Total revenue	$14,526,000	$14,252,000	$26,787,000	$25,675,000

Interest expense:
Retail	$2,000	$9,000	$7,000	$14,000
Franchise	6,000	10,000	13,000	21,000
Other	42,000	54,000	73,000	101,000

Total interest expense	$50,000	$73,000	$93,000	$136,000

Depreciation and amortization:
Retail	$404,000	$260,000	$760,000	$534,000
Wholesale	129,000	127,000	257,000	265,000
Franchise	—	—	—	—
Other	56,000	53,000	117,000	229,000

Total depreciation and amortization	$589,000	$440,000	$1,134,000	$1,028,000

Segment profit (loss) before income tax provision:
Retail	$367,000	$455,000	$400,000	$611,000
Wholesale	1,017,000	883,000	1,505,000	1,310,000
Franchise	2,000,000	1,661,000	3,614,000	3,227,000
Other	(2,687,000)	(2,455,000)	(5,454,000)	(4,783,000)

Total segment profit (loss) before income tax provision	$526,000	$544,000	$65,000	$365,000

	December 15, 2004	June 30, 2004
Identifiable assets:
Retail	$6,326,000	$5,558,000
Wholesale	6,176,000	5,487,000
Franchise	2,212,000	1,658,000
Corporate	2,474,000	2,749,000

Tangible assets	17,188,000	15,452,000

Goodwill - Retail	1,267,000	1,267,000
Goodwill - Wholesale	6,311,000	6,311,000
Goodwill - Franchise	2,612,000	2,612,000

Total assets	$27,378,000	$25,642,000

7. LEASE CONTINGENCIES

The Company is liable on the master leases for 99 franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, the Company would be required to make all payments under the master leases. The Company’s maximum theoretical future exposure at December 15, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $14,518,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

8. SUBSEQUENT EVENT

On December 6, 2004, the Company announced that it had entered into a definitive agreement to sell a significant segment of its business. The Company is currently working on the completion of this transaction which had not closed at the time of filing this Quarterly Report.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent significant transactions that we believe are important in understanding our results of operations. This section also contains a discussion of trends in our operations and key performance indicators that we use to evaluate business results.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and twenty-four weeks ended December 15, 2004 to the results for the twelve and twenty-four weeks ended December 17, 2003, respectively.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows, and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of December 15, 2004. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•	Critical accounting estimates. This section contains a discussion of those accounting policies that we believe are important to our financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Sale of International Franchise Operations

On December 6, 2004, we announced that we had entered into a definitive agreement to sell a significant segment of our business. We are currently working on the completion of this transaction which had not closed at the time of filing this Quarterly Report.

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

Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Diedrich Coffee and Coffee People brands are primarily company store operations and the Gloria Jean’s brand is primarily a franchised store operation. As of December 15, 2004, we owned and operated 55 retail locations and franchised 469 other retail locations under these brands, for a total of 524 retail coffee outlets. As of December 15, 2004, our retail units were located in 33 states and 14 foreign countries. As of December 15, 2004, we had over 460 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants, and others. Although the specialty coffee industry is dominated by a single company with more than 8,000 locations, we are one of the nation’s largest specialty coffee retailers.

We believe that we are differentiated from other specialty coffee companies by the quality of our coffee products, the superior personalized customer service that we provide to our customers and the warm and friendly ambiance that our coffeehouses offer. We serve our distinctively roasted coffee products in all of our brand locations and an extensive variety of fine quality flavored whole bean coffees are offered in our Gloria Jean’s brand stores. Our roasting recipes take into account the specific variety, origin and physical characteristics of each coffee bean to maximize its unique flavor.

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each over the first quarter ended December 15, 2004, is set forth below:

	Units at July 2, 2003	Opened	Closed	Net transfers between the Company and Franchise	Units at June 30, 2004	Opened	Closed	Net transfers between the Company and Franchise	Units at December 15, 2004
Gloria Jean’s Brand
Company Operated	11	—	(3)	2	10	1	(1)	(2)	8
Franchise – Domestic	143	10	(14)	(2)	137	5	(5)	2	139

Franchise – International
Australia	142	55	(1)	—	196	35	—	—	231
Far East/Asia (A)	18	4	(3)	—	19	—	—	—	19
Mexico	15	3	(1)	—	17	—	(3)	—	14
Other (B)	31	21	(2)	—	50	9	(1)	—	58

Total Franchise - International	206	83	(7)	—	282	44	(4)	—	322

Subtotal Gloria Jean’s	360	93	(24)	—	429	50	(10)	—	469

Diedrich Coffee Brand
Company Operated	25	—	(2)	—	23	—	—	—	23
Franchise – Domestic	10	—	(3)	—	7	1	—	—	8

Subtotal Diedrich	35	—	(5)	—	30	1	—	—	31

Coffee People Brand
Company Operated	22	1	—	—	23	1	—	—	24

Total	417	94	(29)	—	482	52	(10)	—	524

(A)	Includes Japan and Korea.
(B)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates, South Africa and Thailand.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations as well as economic trends that affect retailers in general. Historically, our net sales are highest during our second fiscal quarter, which includes the November – December holiday season. Hot weather tends to reduce sales. Quarterly results are affected by the timing of the opening of new stores, which may not occur as anticipated due to events outside our control. As a result of these factors, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

Key Performance Indicators

We use several key indicators to evaluate the performance of our business. These indicators include same-store sales growth, the number of company operated and franchised stores opened and closed, and the measured relationship of cost of sales and related occupancy costs, operating expenses and general and administrative expenses to sales.

Same-store sales growth, or comparative sales growth, is a primary statistic used in the retail industry to measure core revenues. This measure compares sales for all units open for one year or more to the comparable prior year period. We use this measure to evaluate single coffeehouse, total brand and total company sales performance. Until recently, comparable sales of our company operated stores and domestic franchised stores had declined, primarily as a result of aging stores, a lack of capital to fund store improvements, and no new store openings. New stores typically achieve relatively strong comparative sales growth in their early years. Franchised units that are located in shopping malls have also experienced declining sales due to overall declines in mall traffic.

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

We use the relationship between cost of sales and related occupancy costs and operating expenses to sales to measure the operating efficiency of our individual coffeehouses and to measure the relationship between general and administrative expenses to sales to monitor and control the level of corporate overhead. In recent years, cost of sales and related occupancy costs have declined and gross margins have improved, primarily because wholesale sales, which have higher gross margins than retail sales, have become a higher percentage of our overall sales mix. Operating expenses have increased in the past two years as a result of dedicating more in-store labor and supervision to our retail stores. General and administrative expenses have increased as a percentage of sales due to staffing for accelerated growth and to the effect of continuing declines in sales on a relatively fixed expense base.

Results of Operations.

Twelve weeks ended December 15, 2004 compared with the twelve weeks ended December 17, 2003

Total Revenue. Total revenue for the twelve weeks ended December 15, 2004 increased by $274,000, or 1.9%, to $14,526,000 from $14,252,000 for the twelve weeks ended December 17, 2003. Each component of total revenue is discussed below.

Retail sales for the twelve weeks ended December 15, 2004 decreased by $15,000, or 0.2%, to $7,556,000 from $7,571,000 for the prior year period. This decrease is the net result of a $225,000, or 3.6%, increase in same store sales, a $257,000 increase in new store sales and a $40,000, or 25.8%, increase in e-commerce retail sales offset by a decrease of $537,000 in sales due to the sale or closure of six company operated units since the beginning of the second quarter of the prior fiscal year.

Wholesale sales increased $115,000, or 2.4%, to $4,948,000 for the twelve weeks ended December 15, 2004 from $4,833,000 for the prior year period. Wholesale sales to third party customers increased by $282,000, or 13.1%, primarily due to strong performance in the Keurig “K-cup” line that increased sales by $302,000, or 17.2%, in the second fiscal quarter of fiscal 2005. Wholesale sales of roasted coffee to our franchisees decreased $167,000, or 6.2%, primarily due to timing differences of coffee orders, a six-unit decrease in the number of company stores, and a six-unit decrease in the number of domestic franchise stores when compared to the prior year period.

Franchise revenue increased over the prior year quarter by $174,000, or 9.4%, to $2,022,000. International franchise royalties increased $158,000, or 29.9%, to $687,000, primarily as a result of a 116-unit increase since the beginning of the second quarter of fiscal 2004. Domestic franchise royalties declined by $120,000, or 11.4%, to $932,000 as a result of a reduction of six domestic franchise units when compared to the prior year period. Domestic franchise and coordination fees increased by $136,000 to $403,000 as a result of opening five domestic franchise units in the current year.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended December 15, 2004 decreased $1,000, to $6,744,000 from $6,745,000 in the prior year period. Because little of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs decreased to 53.9% of retail and wholesale sales for the twelve weeks ended December 15, 2004 from 54.3% in the twelve weeks ended December 17, 2003. Occupancy costs as a percentage of retail and wholesale sales increased 13.0%, primarily due to a $106,000 favorable lease settlement in the prior year quarter involving one of our closed company coffeehouse locations

Operating Expenses. Operating expenses for the twelve weeks ended December 15, 2004 decreased $98,000, or 2.5%, from the prior year period to $3,893,000. On a margin basis, operating expenses increased in the retail and wholesale segments from 31.0% of sales in last year’s second fiscal quarter to 31.2% in the current fiscal quarter. This margin basis point increase was primarily due to increased wholesale selling expenses, retail bonus expenses and e-commerce operating expenses partially offset by the elimination of grocery store operating expenses as a result of our exit from the grocery store channel in the prior year. Franchise operating expense decreased $163,000 in the current period, $162,000 of which was due to a lower bad debt provision required in the current period.

Depreciation and Amortization. Depreciation increased by $149,000 to $589,000 for the twelve weeks ended December 15, 2004 from the prior year fiscal quarter. This increase is primarily due to a $110,000 increase in our retail store depreciation expense in the current year quarter, which related to our store remodel project that was commenced during the prior year.

We lease a substantial number of properties on which significant improvements have been made. A number of restaurant companies have recently announced their intent to re-evaluate their current accounting practices in order to determine that they are in compliance with generally accepted accounting principles with respect to leases, leasehold improvements and rent expense. Certain of those companies that have completed this re-evaluation have recorded adjustments to depreciation and rent expense, often including a restatement of prior year charges. We are currently reviewing our accounting practices in this area and the results of this review may require similar adjustments to current and prior year depreciation and rent expense. Such adjustments, if necessary, will be recorded after our review that we expect to complete prior to the planned release of our third quarter results in April 2005.

General and Administrative Expenses. General and administrative expenses increased by $348,000, or 14.7%, to $2,722,000 for the twelve weeks ended December 15, 2004 from the prior year fiscal quarter. As a percentage of revenue, general and administrative expenses increased to 18.7% in the second quarter of fiscal 2005 from 16.7% in the prior year quarter. The higher expense is primarily due to a $180,000 increase in legal fees and a $142,000 increase in field supervision expense in the current year fiscal quarter.

Interest Expense. Interest expense decreased $23,000 to $50,000 for the twelve weeks ended December 15, 2004 from the prior year period. This decrease is primarily due to lower interest rates and loan fee amortization, and a reduction in outstanding capital lease obligations and long-term debt from $2,371,000 at December 17, 2003 to $1,827,000 at December 15, 2004.

Income Tax Provision. Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the twelve weeks ended December 15, 2004 and the prior year period. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between the twelve weeks ended December 15, 2004 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a variety of states. As of December 15, 2004, net operating loss carryforwards for federal and state income tax purposes of approximately $30,747,000 and $19,329,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code. For the twelve weeks ended December 15, 2004, our valuation allowance increased $20,000.

Twenty-four weeks ended December 15, 2004 compared with the twenty-four weeks ended December 17, 2003

Total Revenue. Total revenue for the twenty-four weeks ended December 15, 2004 increased by $1,112,000, or 4.3%, to $26,787,000 from $25,675,000 for the twenty-four weeks ended December 17, 2003. Each component of total revenue is discussed below.

Retail sales for the twenty-four weeks ended December 15, 2004 increased by $242,000, or 1.7%, to $14,686,000 from $14,444,000 for the prior year period. This increase is the net result of a $657,000, or 4.9%, increase in same store sales and a $65,000, or 29.8%, increase in e-commerce retail sales partially offset by a net decrease of $480,000 due to the sale or closure of six company operated units since the beginning of the prior fiscal year.

Wholesale sales increased $605,000, or 7.9%, to $8,312,000 for the twenty-four weeks ended December 15, 2004 from $7,707,000 for the prior year period. Wholesale sales to third party customers increased by $704,000, or 18.1%, primarily due to strong performance in the Keurig “K-cup” line that increased sales by $649,000, or 22.7%. Wholesale sales of roasted coffee to our franchisees decreased $99,000, or 2.6%, primarily due to timing differences of coffee orders, a six-unit decrease in the number of company operated units, and a six-unit decrease in the number of domestic franchise stores when compared to the prior year period.

Franchise revenue increased over the prior year period by $265,000, or 7.5%, to $3,789,000. International franchise royalties increased $347,000, or 36.1%, primarily as a result of a 116-unit increase since the beginning of fiscal 2004. The first quarter of fiscal 2005 included a $165,000 dissolution settlement of the Thailand agreement, while the first quarter of fiscal 2004 included a $263,000 dissolution settlement of the Malaysian agreement. Domestic franchise royalties declined by $143,000, or 8.0%, as a result of a reduction of six domestic franchise units since the beginning of fiscal 2004. Area development and coordination fees increased by $62,000 as a result of a 116-unit increase in franchise locations for the twenty-four weeks ended December 15, 2004.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twenty-four weeks ended December 15, 2004 increased $496,000, or 4.2%, to $12,351,000 from $11,855,000 in the prior year period. Because little of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased to 53.7% of retail and wholesale sales for the twenty-four weeks ended December 15, 2004 from 53.5% in the twenty-four weeks ended December 17, 2003. Occupancy costs for the twenty-four weeks ended December 15, 2004 increased $55,000, or 3.4%, to $1,661,000 from $1,606,000 in the prior year period.

Operating Expenses. Operating expenses for the twenty-four weeks ended December 15, 2004 increased $118,000, or 1.5%, from the prior year period to $7,801,000. On a margin basis, operating expenses remained consistent in the retail and wholesale segments at 33.9% of sales in the current and prior year periods. Franchise operating expense decreased $154,000 in the current period, $146,000 of which was due to a lower bad debt provision required in the current period.

Depreciation and Amortization. Depreciation and amortization increased by $106,000 to $1,134,000 for the twenty-four weeks ended December 15, 2004 from the prior year period. This increase is primarily due to an $80,000 increase in our retail store depreciation expense in the current year, which related to our store remodel project that commenced during the prior year.

We lease a substantial number of properties on which significant improvements have been made. A number of restaurant companies have recently announced their intent to re-evaluate their current accounting practices in order to determine that they are in compliance with generally accepted accounting principles with respect to leases, leasehold improvements and rent expense. Certain of those companies that have completed this re-evaluation have recorded adjustments to depreciation and rent expense, often including a restatement of prior year charges. We are currently reviewing our accounting practices in this area and the results of this review may require similar adjustments to current and prior year depreciation and rent expense. Such adjustments, if necessary, will be recorded after our review that we expect to complete prior to the planned release of our third quarter results in April 2005.

General and Administrative Expenses. General and administrative expenses increased by $831,000, or 18.4%, to $5,355,000 for the twenty-four weeks ended December 15, 2004 from the prior year period. As a percentage of revenue, general and administrative expenses increased to 20.0% in the first twenty-four weeks of fiscal 2005 from 17.6% in the prior year period. Approximately $338,000 of the increase was in the areas of franchise development, field supervision, construction, management information systems and recruiting fees, all of which was to provide for the planned acceleration of company operated and franchised store growth. The increase also included a $255,000 increase in the provision for management incentive compensation payable upon achievement of 2005 budgetary and personal achievement goals and a $191,000 increase in legal fees.

Interest Expense. Interest expense decreased by $43,000 to $93,000 for the twenty-four weeks ended December 15, 2004 from the prior year period. This decrease is primarily due to lower interest rates and loan fee amortization, and a reduction in outstanding capital lease obligations and long-term debt, from $2,371,000 at December 17, 2003 to $1,827,000 at December 15, 2004.

Income Tax Provision. Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the twenty-four weeks ended December 15, 2004 and the prior year period. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between the twenty-four weeks ended December 15, 2004 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a variety of states. As of December 15, 2004, net operating loss carryforwards for federal and state income tax purposes of approximately $31,014,000 and $19,463,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code. For the twenty-four weeks ended December 15, 2004, our valuation allowance increased $122,000.

Financial Condition, Liquidity and Capital Resources.

Current Financial Condition. At December 15, 2004, we had working capital of $1,186,000, as compared to working capital of $641,000 at June 30, 2004. Total outstanding capital lease obligations and long-term debt increased from $1,533,000 at June 30, 2004 to $2,305,000 at the end of the current year fiscal quarter. Stockholder’s equity increased from $16,877,000 to $17,224,000.

Cash Flows. Cash used in operating activities for the twenty-four weeks ended December 15, 2004 totaled $54,000 as compared with $1,569,000 in net cash provided by operating activities for the twenty-four weeks ended December 17, 2003. This decrease is the net result of many factors more fully enumerated in the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying financial statements.

Net cash used in investing activities for the twenty-four weeks ended December 15, 2004 totaled $1,326,000 as compared with net cash used of $1,119,000 for the twelve weeks ended December 17, 2003. During the twelve weeks ended December 15, 2004, $1,371,000 was used to invest in property and equipment in our store remodel project, our Castroville roasting facility and our home office facility. These expenditures were partially offset by $14,000 of payments received on notes receivable and $31,000 of proceeds received from sales of property and equipment.

Net cash provided by financing activities for the twenty-four weeks ended December 15,2004 totaled $896,000 as compared to $1,540,000 in net cash used in financing activities for the twenty-four weeks ended December 17, 2003. In the first quarter of fiscal 2005, we borrowed $1,000,000 under our contingent convertible note purchase agreement.

Outstanding Debt and Financing Arrangements. On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us, at our election, to issue notes to the lender, Sequoia Enterprises L.P., up to an aggregate principal amount of $5,000,000. The notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters, among others. Notes are convertible into our common stock only upon certain changes of control. In addition, as principal payments are made, we will issue the lender warrants to purchase shares of common stock. The number of warrants that we will issue will directly correlate to the amount of notes issued and repaid. The issued warrants will expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, we immediately issued a $1,000,000 note under the facility and used the proceeds from that note and other available cash to repay all outstanding debt with Bank of the West. On September 15, 2004, we issued another $1,000,000 note under the facility. As of December 15, 2004, $1,827,000 was outstanding under the facility. As of December 15, 2004, we were in compliance with all debt covenants.

In connection with the issuance of the two $1,000,000 notes issued under the Contingent Convertible Note Purchase Agreement on May 10, 2004 and September 15, 2004, we will issue a total of 253,164 and 202,020 warrants to purchase shares of common stock, respectively, as principal payments are made. The warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the warrants on the date of issuance, $5,000 and $4,000, respectively, was recorded as a discount to the face value of the notes issued and as a liability in the accompanying unaudited condensed consolidated balance sheet. As of December 15, 2004, we have issued 4,219 warrants.

On May 10, 2004, we also entered into an Amended and Restated Credit Agreement with Bank of the West. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. On December 15, 2004, no debt was outstanding under the working capital facility and $576,000 of letters of credit were outstanding under the letter of credit facility. With respect to the working capital facility, we may elect to pay interest on amounts outstanding at the Bank of the West reference rate plus 1.00% or LIBOR plus 3.25%. Borrowings and issuance of letters of credit under the Bank of the West facility are secured by substantially all of our assets. Letters of credit issued under the letter of credit facility are subject to an annual fee of 2.00% of the face amount. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters, among others. As of December 15, 2004, we were in compliance with all debt covenants. The working capital and letter of credit facilities mature on October 15, 2005.

Based upon the terms of our credit agreements, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash from operations, cash and cash equivalents, and funds available under our credit agreements will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of December 15, 2004:

	Payments Due by Year
	Total	1 year	2 years	3 years	4 years	5 years	Thereafter
	(In thousands)
Note payable	$1,827	$425	$425	$977	$—	$—	$—
Capital leases	478	144	31	23	25	27	228
Company operated retail locations and other operating leases	13,898	3,746	2,479	1,981	1,701	1,351	2,640
Franchise operated retail locations operating leases	14,518	4,111	3,019	2,496	1,640	1,242	2,010
Green coffee commitments	1,729	1,729	—	—	—	—	—

	$32,982	$10,499	$6,310	$5,448	$3,385	$2,569	$4,771

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 99 franchise locations. Under our historical franchising business model, we executed the master leases for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master leases. Our maximum theoretical future exposure at December 15, 2004, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $14,518,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that we believe to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, allowance for bad debt reserves, fixed asset lives, goodwill, intangible assets, income taxes, self-insurance and workers’ compensation reserves, store closure reserves, stock-based compensation, the valuation allowance for net deferred tax assets and contingencies. We believe that the following represent the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements. The following discussion, however, does not list all of our accounting policies and estimates.

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

Estimated Liability for Closing Stores

We make decisions to close stores based on prospects for estimated future profitability and sometimes we are forced to close stores due to circumstances beyond our control (for example, a landlord’s refusal to negotiate a new lease). Our management team evaluates each store’s performance every period. When stores continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve the performance of an unprofitable store. Based on management’s judgment, we estimate the future cash flows. If we determine that the store will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the store, we may close the store. Additionally, franchisees may close stores for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed store if we decide not to operate it as a company operated store. Effective January 1, 2003, we establish the estimated liability on the actual closure date. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003, we established the estimated liability when we identified a store for closure, which may or may not have been the actual closure date.

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

Franchised Operations

We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each period we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our unaudited condensed consolidated financial statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Over time, our assessment of individual franchisees may change. For instance, in the past, we have had some franchisees which we had determined required an estimated loss equal to the total amount of the receivable, but which have paid us in full or established a consistent record of payments (generally one year) such that we subsequently determined that an allowance was no longer required.

Depending on the facts and circumstances, there are a number of different actions we and/or our franchisees may take to resolve franchise collections issues. These actions may include the purchase of franchise stores by us or by other franchisees, a modification to the franchise agreement, which may include a provision to defer certain royalty payments or reduce royalty rates in the future, a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary or secondary obligee), or, if necessary, the termination of the franchise agreement. The allowance is based on our assessment of the most probable course of action that will occur.

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

The amount of the estimated liability is established using the methodology described above under the heading “Estimated Liability for Closing Stores.” Consistent with SFAS No. 146, we have not established an additional estimated liability for potential losses not yet incurred. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised stores. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

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

In December of 2004, the Financial Accounting Standards Board reissued SFAS No. 123 as SFAS No. 123R, “Share Based Compensation.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, SFAS No. 123R will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. SFAS No. 123R will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We have not yet determined the impact that adopting SFAS No. 123R will have on our results of operations.

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of December 15, 2004, our net deferred tax assets and related valuation allowance totaled approximately $14,614,000.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes.

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes.

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding bank debt. At December 15, 2004, we had a $5,000,000 loan facility, with an outstanding balance of $1,827,000 at an interest rate of 5.33%, and a $250,000 working capital facility, with no outstanding balance, each of which could be affected by changes in short term interest rates. At December 15, 2004, a hypothetical 100 basis point increase in the adjusted rate would result in additional interest expense of approximately $18,000 on an annualized basis.

Commodity Price Risk. Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At December 15, 2004, we had commitments to purchase coffee through fiscal year 2006 totaling $1,729,000 for 1,266,000 pounds of green coffee, some of which commitments were fixed as to price. The coffee scheduled to be delivered to us in this fiscal year pursuant to these commitments will satisfy approximately 45% of our anticipated green coffee requirements for this fiscal year. Assuming we require approximately 1,169,000 additional pounds of green coffee during 2005 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $12,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 4. Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Diedrich Coffee, Inc. (including our subsidiaries) required to be included in our periodic SEC filings.

(b) There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of and for the twelve-week period ending December 15, 2004, we were not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on December 6, 2004. Peter Churm, Lawrence Goelman, Paul Heeschen, Roger Laverty, Randy Powell and Richard Spencer were elected to the board of directors to serve until the next annual meeting. Set forth below is a brief description of each matter voted upon at the annual meeting, together with the votes cast on each matter.

Election of Directors

The stockholders elected all of the director nominees named in the proxy statement. The votes cast for each nominee and the votes withheld with respect to each nominee are set forth below:

Director Nominee	Votes For	Votes Withheld
Peter Churm	5,024,307	61,676
Lawrence Goelman	4,326,261	759,722
Paul Heeschen	5,024,407	61,576
Roger Laverty	5,082,571	3,412
Randy Powell	5,079,971	6,012
Richard Spencer	5,082,591	3,392

Ratification of the Appointment of BDO Seidman, LLP

The stockholders ratified the appointment of BDO Seidman, LLP as our independent auditor for our fiscal year ending June 29, 2005. The votes cast on the proposal are set forth below:

For	5,081,889
Against	3,845
Abstain	249

Item 6. Exhibits

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Bylaws of Diedrich Coffee, Inc. (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001 (2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

10.1	Form of Indemnification Agreement (5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan (8)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan (9)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan (10)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan (11)*

10.6	Form of Diedrich Coffee, Inc. Franchise Agreement (12)

10.7	Form of Gloria Jean’s Franchise Agreement (12)

10.8	Form of Diedrich Coffee, Inc. Area Development Agreement (12)

10.9	Amended and Restated Credit Agreement with Bank of the West, effective May 10, 2004 (13)

10.10	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank (14)

10.11	Form of Supplemental Security Agreement (Trademarks) (14)

10.12	Form of Guaranty (14)

10.13	Form of Guarantor Security Agreement (14)

10.14	Employment Agreement with Roger M. Laverty, dated April 24, 2003 (15)*

10.15	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003 (15)*

10.16	Employment Agreement with Martin A. Lynch, dated March 26, 2004 (16)*

10.17	Employment Agreement with Matthew McGuinness, effective March 13, 2000 (18)*

10.18	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001 (12)*

10.19	Employment Letter regarding the employment of Carl Mount dated October 29, 1999 (19)*

10.20	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch (15)*

10.21	Form of Separation Agreement and Release with Martin Diedrich, effective October 28, 2004 (20)*

10.22	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003 (21)

10.23	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003 (21)

10.24	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant) (13)

10.25	Asset Purchase Agreement, dated December 5, 2004, by and among, among others, Diedrich Coffee, Inc. and Jireh International Pty. Ltd. (17)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.
(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.
(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996.
(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.
(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 23, 1996.
(6)	Previously filed as Annex B to Diedrich Coffee’ Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.
(8)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.
(9)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.
(10)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.
(11)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996.
(12)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.
(13)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.
(14)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.
(15)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.
(16)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.
(17)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2004.
(18)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.
(19)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.
(20)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2004.
(21)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2005	DIEDRICH COFFEE, INC.

/s/ Roger M. Laverty
Roger M. Laverty
President and Chief Executive Officer
(On behalf of the registrant)

/s/ Martin A. Lynch
Martin A. Lynch
Executive Vice President and
Chief Financial Officer
(Principal financial officer)