Form 10-Q
period 2005-03-09
DIEDRICH COFFEE INC
filed 2005-06-14
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 9, 2005

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

As of June 13, 2005, there were 5,272,789 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 9, 2005	June 30, 2004
Assets
Current assets:
Cash	$17,998,000	$1,799,000
Accounts receivable, less allowance for doubtful accounts of $1,393,000 at March 9, 2005 and $990,000 at June 30, 2004	2,315,000	2,337,000
Inventories	3,086,000	2,815,000
Current portion of notes receivable	1,185,000	81,000
Advertising fund assets, restricted	414,000	370,000
Prepaid expenses	790,000	341,000

Total current assets	25,788,000	7,743,000
Property, plant and equipment, net	7,347,000	7,111,000
Goodwill	8,179,000	10,190,000
Notes receivable, net of $1,594,000 of deferred interest, excluding current installments	4,459,000	153,000
Other assets	445,000	445,000

Total assets	$46,218,000	$25,642,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$122,000	$160,000
Current installments of long-term debt	425,000	200,000
Accounts payable	2,621,000	2,144,000
Accrued compensation	2,569,000	2,074,000
Accrued expenses	849,000	732,000
Income taxes payable	3,376,000	—
Franchisee deposits	638,000	611,000
Deferred franchise fee income	135,000	702,000
Advertising fund liabilities	414,000	370,000
Accrued provision for store closure	89,000	109,000

Total current liabilities	11,238,000	7,102,000
Obligations under capital leases, excluding current installments	319,000	390,000
Long term debt, less unamortized discount of $8,000 at March 9, 2005 and $0 at June 30, 2004, excluding current installments	1,288,000	783,000
Deferred rent	471,000	490,000
Common stock warrants	9,000	—

Total liabilities	13,325,000	8,765,000

Commitments and contingencies (notes 3, 4 and 7)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,272,000 shares at March 9, 2005 and 5,161,000 at June 30, 2004	52,000	52,000
Additional paid-in capital	58,422,000	58,058,000
Accumulated deficit	(25,581,000)	(41,233,000)

Total stockholders’ equity	32,893,000	16,877,000

Total liabilities and stockholders’ equity	$46,218,000	$25,642,000

See accompanying notes to condensed consolidated financial statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended March 9, 2005	Twelve Weeks Ended March 10, 2004	Thirty-six Weeks Ended March 9, 2005	Thirty-six Weeks Ended March 10, 2004 (Restated)
Net revenue:
Retail sales	$7,115,000	$7,281,000	$21,801,000	$21,725,000
Wholesale and other	3,427,000	3,224,000	11,374,000	10,714,000
Franchise revenue	1,082,000	1,168,000	3,107,000	3,179,000

Total net revenue	11,624,000	11,673,000	36,282,000	35,618,000

Costs and expenses:
Cost of sales and related occupancy costs	5,807,000	5,616,000	17,913,000	17,257,000
Operating expenses	3,799,000	3,866,000	11,584,000	11,548,000
Depreciation and amortization	563,000	513,000	1,697,000	1,541,000
General and administrative expenses	2,334,000	2,323,000	7,547,000	6,793,000
Provision for asset impairment and restructuring	—	—	—	94,000
(Gain) loss on asset disposals	(2,000)	5,000	(14,000)	5,000

Total costs and expenses	12,501,000	12,323,000	38,727,000	37,238,000

Operating loss	(877,000)	(650,000)	(2,445,000)	(1,620,000)
Interest expense	(52,000)	(67,000)	(145,000)	(203,000)
Interest and other income, net	56,000	9,000	55,000	17,000

Loss from continuing operations before income tax provision	(873,000)	(708,000)	(2,535,000)	(1,806,000)
Income tax provision	—	1,000	—	1,000

Net loss from continuing operations	(873,000)	(709,000)	(2,535,000)	(1,807,000)
Discontinued operations:
Income from operations of discontinued operations, net of $1,000, $9,000, $12,000 and $19,000 tax, respectively	916,000	640,000	2,629,000	2,094,000
Gain on sale of discontinued operations, net of $3,376,000 taxes	15,558,000	—	15,558,000	—

Net income (loss)	$15,601,000	$(69,000)	$15,652,000	$287,000

Basic net income (loss) per share:
Loss from continuing operations	$(0.17)	$(0.14)	$(0.49)	$(0.35)

Income from discontinued operations, net	$3.16	$0.12	$3.50	$0.41

Net income (loss)	$2.99	$(0.01)	$3.01	$0.06

Diluted net income (loss) per share:
Loss from continuing operations	$(0.17)	$(0.14)	$(0.49)	$(0.35)

Income from discontinued operations, net	$3.07	$0.12	$3.17	$0.40

Net income (loss)	$2.91	$(0.01)	$2.73	$0.06

Weighted average and equivalent shares outstanding:
Basic	5,214,000	5,161,000	5,194,000	5,161,000

Diluted	5,368,000	5,161,000	5,734,000	5,189,000

See accompanying notes to condensed consolidated financial statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-six Weeks Ended March 9, 2005	Thirty-six Weeks Ended March 10, 2004 (Restated)
Cash flows from operating activities:
Net income	$15,652,000	$287,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,697,000	1,541,000
Amortization of loan fees	23,000	64,000
Amortization of note payable discount	1,000	—
Provision for bad debt	596,000	253,000
Provision for inventory obsolescence	69,000	176,000
Provision for asset impairment	—	90,000
Benefit from store closure	—	(70,000)
Gain on sale of discontinued operations, net	(18,934,000)	—
(Gain) loss on asset disposals	(14,000)	5,000
Changes in operating assets and liabilities:
Accounts receivable	(574,000)	(232,000)
Inventories	(354,000)	(140,000)
Prepaid expenses	(449,000)	240,000
Notes receivable	(27,000)	—
Other assets	(405,000)	(95,000)
Accounts payable	477,000	(78,000)
Accrued compensation	495,000	530,000
Accrued expenses	116,000	(4,000)
Income taxes payable	3,376,000	—
Franchisee deposits	27,000	(23,000)
Deferred franchise fee income	(567,000)	132,000
Accrued provision for store closure	(20,000)	(218,000)
Deferred rent	(19,000)	12,000

Net cash provided by operating activities	1,166,000	2,470,000

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(1,942,000)	(1,706,000)
Proceeds from disposal of property, plant and equipment	31,000	8,000
Proceeds from sale of discontinued operations	16,000,000	—
Acquisition of goodwill	(80,000)	—
Principal payments on notes receivable	30,000	26,000

Net cash provided by (used in) investing activities	14,039,000	(1,672,000)

Cash flows from financing activities:
Proceeds from exercise of common stock options, net of tax	364,000	—
Release of restricted cash	—	(957,000)
Borrowings under credit agreement	1,000,000	—
Payments on long-term debt	(261,000)	(958,000)
Payments on capital lease obligations	(109,000)	(116,000)

Net cash provided by (used in) financing activities	994,000	(2,031,000)

Net increase (decrease) in cash	16,199,000	(1,233,000)
Cash at beginning of period	1,799,000	2,625,000

Cash at end of period	$17,998,000	$1,392,000

Supplemental disclosures of cash flow information:
Non-cash transactions:
Value of common stock warrants recorded as debt discount	$8,000	$—

Cash paid during the period for:
Interest	$120,000	$133,000

Income taxes	$12,000	$20,000

See accompanying notes to condensed consolidated financial statements

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 9, 2005

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

Restatement of Unaudited Condensed Consolidated Financial Statements

The Company restated its previously issued unaudited condensed consolidated financial statements for the first three quarters of the previous fiscal year. As part of the Company’s accounting activities during its year-end audit, the Company determined that an adjustment was required to recognize $113,000 of additional franchise revenue in the first quarter of fiscal 2004 under an area development agreement that had terminated in that quarter. The Company originally recorded this franchise revenue in the fourth quarter of fiscal 2004. As a consequence, a correction of reported year-to-date income for its second and third quarters of fiscal year 2004 was also required. This adjustment had no effect on reported revenues or earnings for the 2004 fiscal year. The net effect of all of the adjustments was to increase first fiscal quarter 2004 revenue and earnings by $113,000 and to reduce fourth fiscal quarter 2004 revenue and earnings by the same amount. This adjustment increased basic and diluted net income per share by $0.02, $0.02 and $0.03 in the first, second and third quarters of fiscal 2004, respectively.

On April 1, 2005, the Company completed a review of its lease accounting procedures and concluded that these procedures were in error and that prior year period financial statements required restatement. The Company publicly announced that information on April 1, 2005. The results of the review were provided to the Company’s former independent auditor which had rendered opinions on the affected prior period financial statements, but it has been unable to complete its re-audit of the prior periods in time for the filing of this quarterly report. The Company anticipates that its former independent auditor will complete its re-audit in the fourth quarter of the Company’s current fiscal year. Based on most current data, but subject to the completion of the ongoing audit by the Company’s former auditor, the Company expects that the cumulative effect of the restatements for prior year accounting errors, when recorded, will be an increase of prior reported earnings of $0.01 per share in fiscal 2004, an increase of prior reported loss of $0.02 per share in fiscal 2003 and a reduction of prior reported earnings of $0.06 per share in fiscal 2002 and a reduction of shareholders equity at June 30, 2004 of approximately $498,000. Subject to the review by the Company’s former and current independent auditors for their applicable period, earnings for the current and prior year third quarters, and for the first three quarters of each year, are not expected to change as a result of the restatement.

Recent Accounting Pronouncements

On June 30, 2004, the Company completed its adoption of FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”), which was issued in January 2003 and which is effective for all reporting periods ending after March 15, 2004.

FIN 46R addresses the consolidation of entities in which a reporting enterprise has an economic interest, but for which the traditional voting interest approach to consolidation, based on voting rights, is ineffective in identifying where control of the entity lies, or in which the equity investors do not bear the economic risks and rewards of the entity. FIN 46R refers to those entities as variable interest entities (“VIEs”). FIN 46R requires the consolidation of VIEs by the primary entity that absorbs a majority of the economic risks and rewards from the activities of the VIE.

The principal entities in which the Company possesses a variable interest are franchisees. The Company does not possess any ownership interests in its franchisees, but it provides financial support to a number of franchisees by serving as the primary obligor on lease obligations for properties in which the franchisees operate their business. There are also some franchised coffeehouses that are VIEs in which the Company holds a significant variable interest, but which the Company does not consolidate because the Company is not the primary entity that absorbs a majority of the economic risks and rewards from the activities of the franchised coffeehouse. The adoption of FIN 46R did not result in the consolidation of any franchise entities.

The Company utilizes a segregated advertising fund to administer contributions received from its franchisees for advertising programs. Upon the adoption of FIN 46R, the Company consolidated the advertising fund. The Company has included $414,000 of advertising fund assets, restricted and advertising fund liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 9, 2005. The advertising contributions and disbursements are reported in the unaudited condensed consolidated statement of operations on a net basis whereby contributions from franchisees are recorded as offsets to the Company’s reported general and administrative expenses.

In December 2004, the FASB reissued Statement of Financial Accounting Standard (“SFAS”) No. 123 as SFAS No. 123R, “Share Based Compensation.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, SFAS No. 123R will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. SFAS No. 123R will be effective for annual reporting periods beginning on or after June 15, 2005. The Company has not yet determined the impact that adopting SFAS No. 123R will have on its results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet determined the impact that adopting SFAS No. 151 will have on its results of operations.

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

Stock Option Plans

The Company currently applies the intrinsic value-method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”), in accounting for employee stock options. Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has adopted the disclosure provisions of SFAS No. 123 and continues to follow APB No. 25 for stock-based employee compensation.

Pro forma net loss and pro forma net loss per share, as if the fair value-based method of SFAS No. 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
Pro Forma	March 9, 2005	March 10, 2004	March 9, 2005	March 10, 2004 (Restated)
Net income (loss)	$15,601,000	$(69,000)	$15,652,000	$287,000
SFAS No. 123 option expense	(102,000)	(268,000)	(432,000)	(654,000)

Pro forma net income (loss)	$15,499,000	$(337,000)	$15,220,000	$(367,000)

Basic income (loss) per share – as reported	$2.99	$(0.01)	$3.01	$0.06

Diluted income (loss) per share – as reported	$2.91	$(0.01)	$2.73	$0.06

Basic income (loss) per share – pro forma	$2.97	$(0.07)	$2.93	$(0.07)

Diluted income (loss) per share – pro forma	$2.89	$(0.07)	$2.65	$(0.07)

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
Pro Forma	March 9, 2005	March 10, 2004	March 9, 2005	March 10, 2004
Risk free interest rate	3.81%	2.57%	3.81%	2.57%
Expected life	6 years	6 years	6 years	6 years
Expected volatility	40%	99%	43%	99%
Expected dividend yield	0%	0%	0%	0%

Reclassifications

Certain reclassifications have been made to the March 10, 2004 unaudited condensed consolidated financial statements to conform to the March 9, 2005 presentation.

2.	INVENTORIES

Inventories consist of the following:

	March 9, 2005	June 30, 2004
Unroasted coffee	$1,300,000	$1,067,000
Roasted coffee	526,000	632,000
Accessory and specialty items	181,000	198,000
Other food, beverage and supplies	1,079,000	918,000

Total inventory	$3,086,000	$2,815,000

3.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 9, 2005	June 30, 2004
Note payable bearing interest at a rate of LIBOR plus 3.30% and payable in monthly installments of $35,417 with balance due on May 10, 2007. Note is unsecured. Net of $8,000 unamortized discount.	$1,713,000	$983,000
Less: current installments	(425,000)	(200,000)

Long-term debt, excluding current installments	$1,288,000	$783,000

On May 10, 2004, the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company, at its election, to issue notes to the lender, Sequoia Enterprises L.P., with up to an aggregate principal amount of $5,000,000. The notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters, among others. As of March 9, 2005, the Company was in compliance with all debt covenants. Notes are convertible into the Company’s common stock only upon certain changes of control. In addition, as principal payments are made, the Company will issue the lender warrants to purchase shares of common stock. The number of warrants that the Company will issue will directly correlate to the amount of notes issued and repaid. The issued warrants will expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, the Company immediately issued a $1,000,000 note, and used the proceeds of the note and other available cash to repay all outstanding debt with Bank of the West (“BOW”). On September 15, 2004, the Company issued an additional $1,000,000 note under this facility.

In connection with the issuance of the two $1,000,000 notes issued under the Contingent Convertible Note Purchase Agreement on May 10, 2004 and September 15, 2004, the Company will issue a total of 253,164 and 202,020 warrants to purchase shares of common stock, respectively, as principal payments are made. The warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the warrants on the date of issuance, $5,000 and $4,000, respectively, was recorded as a discount to the face value of the notes issued and as a common stock warrants liability in the accompanying unaudited condensed consolidated balance sheet. As of March 9, 2005, the Company had issued 4,219 warrants.

On May 10, 2004, the Company also entered into an Amended and Restated Credit Agreement with BOW. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. On March 9, 2005, no debt was outstanding under the working capital facility and $576,000 of letters of credit were outstanding under the letter of credit facility. With respect to the working capital facility, the Company may elect to pay interest on amounts outstanding at the BOW reference rate plus 1.00% or LIBOR plus 3.25%. Borrowings and issuance of letters of credit under the BOW facility are secured by substantially all of the Company’s assets. Letters of credit issued under the letter of credit facility are subject to an annual fee of 2.00% of the face amount. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters, among others. As of March 9, 2005, the Company was in compliance with all debt covenants. The working capital and letter of credit facilities expire on October 15, 2005.

Maturities of long-term debt, net of unamortized discount of $8,000, for years subsequent March 9, 2005 are as follows:

Payments due by period
12 months	$425,000
13-24 months	425,000
25-36 months	863,000

Total long-term debt	$1,713,000

4.	ACCRUED PROVISION FOR STORE CLOSURE

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

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended June 30, 2004	$425,000	$36,000	$(106,000)	$(246,000)	$109,000
Thirty-six Weeks ended March 9, 2005	$109,000	$—	$—	$(20,000)	$89,000

For the thirty-six weeks ended March 9, 2005, no expenses related to the provision for store closure were incurred. The Company made cash payments in the amount of $20,000 for rent expense at an impaired location.

5.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Twelve Weeks Ended March 9, 2005	Twelve Weeks Ended March 10, 2004	Thirty-six Weeks Ended March 9, 2005	Thirty-six Weeks Ended March 10, 2004 (Restated)
Numerator:
Net loss from continuing operations	$(873,000)	$(709,000)	$(2,535,000)	$(1,807,000)
Denominator:
Basic weighted average shares outstanding	5,214,000	5,161,000	5,194,000	5,161,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,214,000	5,161,000	5,194,000	5,161,000

Basic and diluted net loss per share from continuing operations	$(0.17)	$(0.14)	$(0.49)	$(0.35)

For computation of net income per share from continuing operations, all 877,000 options outstanding as of March 9, 2005 were excluded from the calculation of diluted net loss per share for the twelve weeks and thirty-six weeks ended March 9, 2005 because their inclusion would have been anti-dilutive. In addition, all 504,000 outstanding warrants to purchase shares of common stock during the twelve weeks and thirty-six weeks ended March 9, 2005 were excluded from the calculation of diluted net loss per share for the twelve weeks and thirty-six weeks ended March 9, 2005 because their inclusion would have been anti-dilutive. All 972,000 outstanding options and all 527,000 outstanding warrants to purchase shares of common stock as of March 10, 2004 were excluded from the calculation of diluted net loss per share for the twelve weeks and thirty-six weeks ended March 10, 2004 because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended March 9, 2005	Twelve Weeks Ended March 10, 2004	Thirty-six Weeks Ended March 9, 2005	Thirty-six Weeks Ended March 10, 2004 (Restated)
Numerator:
Net income (loss)	$15,601,000	$(69,000)	$15,652,000	$287,000
Denominator:
Basic weighted average shares outstanding	5,214,000	5,161,000	5,194,000	5,161,000
Effect of dilutive securities	154,000	—	540,000	28,000

Diluted adjusted weighted average shares	5,368,000	5,161,000	5,734,000	5,189,000

Basic net income (loss) per share	$2.99	$(0.01)	$3.01	$0.06
Diluted net income (loss) per share	$2.91	$(0.01)	$2.73	$0.06

6.	SEGMENT AND RELATED INFORMATION

The Company has three reportable segments: retail operations; wholesale operations; and franchise operations. The Company evaluates performance of its operating segments based on income (loss) before income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Corporate identifiable assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property and equipment. The corporate component of segment loss before tax includes corporate general and administrative expenses, depreciation and amortization expense, and interest expense.

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 9, 2005	March 10, 2004	March 9, 2005	March 10, 2004 (Restated)
Revenue:
Retail	$7,115,000	$7,281,000	$21,801,000	$21,725,000
Wholesale	3,427,000	3,224,000	11,374,000	10,714,000
Franchise	1,082,000	1,168,000	3,107,000	3,179,000

Total revenue	$11,624,000	$11,673,000	$36,282,000	$35,618,000

Interest expense:
Retail	$6,000	$8,000	$17,000	$22,000
Franchise	4,000	6,000	17,000	27,000
Corporate	42,000	53,000	111,000	154,000

Total interest expense	$52,000	$67,000	$145,000	$203,000

Depreciation and amortization:
Retail	$366,000	$304,000	$1,121,000	$837,000
Wholesale	135,000	149,000	392,000	414,000
Franchise	—	—	—	—
Corporate	62,000	60,000	184,000	290,000

Total depreciation and amortization	$563,000	$513,000	$1,697,000	$1,541,000

Segment loss from continuing operations before income tax provision:
Retail	$96,000	$189,000	$506,000	$807,000
Wholesale	382,000	397,000	1,780,000	1,652,000
Franchise	1,001,000	1,099,000	2,846,000	2,814,000
Corporate	(2,352,000)	(2,393,000)	(7,667,000)	(7,079,000)

Total segment loss from continuing operations before income tax provision	$(873,000)	$(708,000)	$(2,535,000)	$(1,806,000)

	March 9, 2005	June 30, 2004
Identifiable assets:
Retail	$6,494,000	$5,521,000
Wholesale	6,097,000	5,487,000
Franchise	947,000	1,657,000
Corporate	24,501,000	2,787,000

Tangible assets	38,039,000	15,452,000
Goodwill - Retail	1,347,000	1,267,000
Goodwill - Wholesale	6,310,000	6,311,000
Goodwill - Franchise	522,000	2,612,000

Total assets	$46,218,000	$25,642,000

7.	LEASE CONTINGENCIES

The Company is liable on the master leases for 86 franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, the Company would be required to make all payments under the master leases. The Company’s maximum theoretical future exposure at March 9, 2005, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $18,210,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

8.	DISCONTINUED OPERATIONS

On February 11, 2005, the Company completed the sale of its Gloria Jean’s international franchise operations to Jireh International Pty. Ltd., formerly the Gloria Jean’s master franchisee for Australia, and certain of its affiliates (collectively, “Jireh”) for $16,000,000 in cash and an additional $7,020,000 payable over the next six years under license, roasting and consulting agreements. The sale resulted in a gain on the disposal of discontinued operations of $15,558,000, net of $3,376,000 taxes.

The sale included immediate transfer to Jireh of 338 Gloria Jean’s retail locations outside the U.S. and Puerto Rico, including 242 in Australia. After all payments have been made to the Company under the license, roasting and consulting agreements, all remaining Gloria Jean’s trademarks, including those in the U.S., will be transferred to Jireh. Concurrent with such future transfer, the Company’s U.S.-based Gloria Jean’s subsidiary will enter into a perpetual, royalty-free master franchise agreement with Jireh under which the Company will continue to have exclusive rights to operate, franchise and develop Gloria Jean’s locations throughout the U.S. and Puerto Rico and to continue its wholesale operations under the Gloria Jean’s Coffees brand in these same markets.

The Company has agreed to not compete internationally through its Diedrich Coffee and Coffee People brands for a period of two years from the date of sale. Other than that restriction, the Company’s domestic Gloria Jean’s outlets, its Castroville roasting operations, its wholesale operations and its company operated Diedrich Coffee and Coffee People retail outlets were not significantly affected by this transaction.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Gloria Jean’s international franchise operations are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 9, 2005	March 10, 2004	March 9, 2005	March 10, 2004 (Restated)
Net revenue	$1,780,000	$827,000	$3,910,000	$2,557,000

Earnings from discontinued operations before income taxes	$917,000	$649,000	$2,641,000	$2,113,000

Earnings from discontinued operations, net of $1,000 and $9,000 tax, respectively, for the twelve weeks ended and net of $12,000 and $19,000 tax, respectively, for the thirty-six weeks ended	$916,000	$640,000	$2,629,000	$2,094,000
Gain on sale of discontinued operations, net of $3,376,000 taxes	15,558,000	—	15,558,000	—

Total income (loss) from discontinued operations, net of tax	$16,474,000	$640,000	$18,187,000	$2,094,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A WARNING ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this quarterly report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. A number of events and factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this report, along with the following possible events or factors:

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent significant transactions that we believe are important in understanding our results of operations. This section also contains a discussion of trends in our operations and key performance indicators that we use to evaluate business results.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and thirty-six weeks ended March 9, 2005 to the results for the twelve and thirty-six weeks ended March 10, 2004, respectively.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows, and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of March 9, 2005. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•	Critical accounting estimates. This section contains a discussion of those accounting policies that we believe are important to our financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Sale of International Franchise Operations

On February 11, 2005, we announced that we had sold our international Gloria Jean’s operations to our former Australian master franchisee, Jireh International Pty. Ltd., and certain of its affiliates. Proceeds were $16,000,000 in cash and an additional $7,020,000 in payments to be received over the next six years under license, roasting and consulting agreements. The proceeds, net of costs of the transaction and net book value of assets sold, primarily goodwill related to the international operations, resulted in a gain of $15,558,000, or $2.71 per share, on a diluted basis, for the thirty-six weeks ended March 9, 2005.

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

Our brands include Diedrich Coffee, Gloria Jean’s and Coffee People. The Diedrich Coffee and Coffee People brands are primarily company store operations and the Gloria Jean’s brand is primarily a franchised store operation. As of March 9, 2005, we owned and operated 55 retail locations and franchised 142 other retail locations under these brands, for a total of 197 retail coffee outlets. As of March 9, 2005, our retail units were located in 33 states and we had over 460 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants and others. Although the specialty coffee industry is dominated by a single company which has more than 8,000 locations, we are one of the nation’s largest specialty coffee retailers.

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

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2004 and fiscal 2005 through the quarter ended March 9, 2005, is set forth below:

	Units at July 2, 2003	Opened	Closed	Net transfers between the Company and Franchise	Units at June 30, 2004	Opened	Closed	Sold (A)	Net transfers between the Company and Franchise	Units at March 9, 2005
Gloria Jean’s Brand
Company Operated	11	—	(3)	2	10	1	(1)	—	(2)	8
Franchise – Domestic	143	10	(14)	(2)	137	8	(12)	—	2	135

Franchise – International
Australia	142	55	(1)	—	196	46	—	(242)	—	—
Far East/Asia (B)	18	4	(3)	—	19	—	—	(19)	—	—
Mexico	15	3	(1)	—	17	—	(3)	(14)	—	—
Other (C)	31	21	(2)	—	50	14	(1)	(63)	—	—

Total Franchise - International	206	83	(7)	—	282	60	(4)	(338)	—	—

Subtotal Gloria Jean’s	360	93	(24)	—	429	69	(17)	(338)	—	143

Diedrich Coffee Brand
Company Operated	25	—	(2)	—	23	—	—	—	—	23
Franchise – Domestic	10	—	(3)	—	7	1	(1)	—	—	7

Subtotal Diedrich	35	—	(5)	—	30	1	(1)	—	—	30

Coffee People Brand
Company Operated	22	1	—	—	23	1	—	—	—	24

Total	417	94	(29)	—	482	71	(18)	(338)	—	197

(A)	On February 11, 2005, in connection with the sale of our international Gloria Jean’s operations, we sold 338 retail locations to Jireh International Pty. Ltd. and certain of its affiliates.

(B)	Includes Japan and Korea.

(C)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates and Thailand.

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

The number of operating units opened and closed is also a measure of the health of our brands and our business, although it is affected by a number of factors, including the availability of capital to finance growth. In recent years, the number of domestic units has declined because the number of aging units closed exceeded the number of new units opened. Also, company operated stores have declined and franchised stores have increased. Unlike new company operated stores, new franchised stores do not require our capital. In addition, franchised stores typically make an immediate profit contribution, whereas company stores generally are not profitable in the first year. Domestic franchises historically generated more profit than international franchises because the domestic royalty fees are higher and because all domestic franchisees are required to purchase their coffee from us.

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

Results of Operations.

Twelve weeks ended March 9, 2005 compared with the twelve weeks ended March 10, 2004

Restatement of Prior Period Condensed Consolidated Financial Statements. In the fourth quarter of fiscal year 2004, we restated our previously issued unaudited condensed consolidated financial statements for the first three quarters of the previous fiscal year. As part of our accounting activities during our year-end audit, we determined that an adjustment was required to recognize $113,000 of additional franchise revenue in the first quarter of fiscal 2004 under an area development agreement that had terminated in that quarter. We originally recorded this franchise revenue in the fourth quarter of fiscal 2004. As a consequence, a correction of reported year-to-date income for our second and third quarters of fiscal year 2004 was also required. This adjustment had no effect on reported revenues or earnings for the 2004 fiscal year. The net effect of all of the adjustments was to increase first fiscal quarter 2004 revenue and earnings by $113,000 and to reduce fourth fiscal quarter 2004 revenue and earnings by the same amount. This adjustment increased basic and diluted net income per share by $0.02, $0.02 and $0.03 in the first, second and third quarters of fiscal 2004, respectively.

On April 1, 2005, we completed a review of our lease accounting procedures and concluded that these procedures were in error and that prior year period financial statements required restatement. We publicly announced that information on April 1, 2005. The results of the review were provided to our former independent auditor which had rendered opinions on the affected prior period financial statements, but it has been unable to complete its re-audit of the prior periods in time for the filing of this quarterly report. We anticipate that our former independent auditor will complete its re-audit in the fourth quarter of our current fiscal year. Based on most current data, but subject to the completion of the ongoing audit by our former auditor, we expect that the cumulative effect of the restatements for prior year accounting errors, when recorded, will be an increase of prior reported earnings of $0.01 per share in fiscal 2004, an increase of prior reported loss of $0.02 per share in fiscal 2003 and a reduction of prior reported earnings of $0.06 per share in fiscal 2002 and a reduction of shareholders equity at June 30, 2004 of approximately $498,000. Subject to the review by the Company’s former and current independent auditors for their applicable period, earnings for the current and prior year third quarters, and for the first three quarters of each year, are not expected to change as a result of the restatement.

Total Revenue. Total revenue for the twelve weeks ended March 9, 2005 decreased by $49,000, or 0.4%, to $11,624,000 from $11,673,000 for the twelve weeks ended March 10, 2004. Each component of total revenue is discussed below.

Retail sales for the twelve weeks ended March 9, 2005 decreased by $166,000, or 2.3%, to $7,115,000 from $7,281,000 for the prior year period. This decrease is primarily the net result of a $630,000 decrease in sales due to the sale of seven company operated units and the closure of five company operated units since the beginning of the third quarter of the prior fiscal year, partially offset by a $242,000 increase in sales related to new store openings, a $186,000, or 2.8%, increase in same store sales and a $36,000, or 35.4%, increase in e-commerce retail sales.

Wholesale sales increased $203,000, or 6.3%, to $3,427,000 for the twelve weeks ended March 9, 2005 from $3,224,000 for the prior year period. Wholesale sales to third party customers increased by $405,000, or 23.4%, primarily due to strong performance in the Keurig “K-cup” line that increased sales by $414,000, or 26.2%, in the third fiscal quarter of fiscal 2005. Wholesale sales of roasted coffee to our franchisees decreased $202,000, or 18.0%, primarily due to timing differences of coffee orders and an eight unit decrease in the number of domestic franchise stores when compared to the prior year period.

Franchise revenue decreased from the prior year quarter by $86,000, or 7.4%, to $1,082,000. Domestic franchise royalties declined by $19,000, or 2.1%, to $901,000 as a result of a reduction of eight domestic franchise units when compared to the prior year period. Domestic franchise and coordination fees decreased by $67,000 to $182,000 as a result of opening three domestic franchise units in the current year quarter versus four domestic franchise units in the previous year quarter.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended March 9, 2005 increased $191,000, to $5,807,000 from $5,616,000 in the prior year period. Because little of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased to 55.1% of retail and wholesale sales for the twelve weeks ended March 9, 2005 from 53.5% in the twelve weeks ended March 10, 2004. This unfavorable margin basis point variance was primarily due to cost of sales in the wholesale segment. Wholesale cost of sales, as a percentage of wholesale sales, increased by 2.5% in the current year quarter due to higher Keurig sales, which carry a higher cost of goods sold. Occupancy costs as a percentage of retail and wholesale sales were relatively flat year over year.

Operating Expenses. Operating expenses for the twelve weeks ended March 9, 2005 decreased $67,000, or 1.7%, from the prior year period to $3,799,000. On a margin basis, operating expenses decreased in the retail and wholesale segments from 36.8% of sales in last year’s third fiscal quarter to 36.0% in the current fiscal quarter.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat with an increase of $50,000 in the current year quarter, to $563,000 compared to $513,000 in the prior year fiscal quarter.

General and Administrative Expenses. General and administrative expenses remained relatively flat at $2,334,000 for the current quarter compared to $2,323,000 for the prior year fiscal quarter. As a percentage of revenue, general and administrative expenses increased to 20.1% in the third quarter of fiscal 2005 from 19.9% in the prior year quarter. During the quarter, there were increases in marketing expenses of $136,000, increases in consulting expenses of $93,000 and an increase of $108,000 in the provision for management incentive compensation payable upon achievement of 2005 budgetary and personal achievement goals. These increases were offset by a decrease in legal fees of $323,000 over the prior year quarter, of which $225,000 of the decrease relate to items classified as discontinued operations for the current quarter.

Interest Expense and other, net. Net interest expense decreased $62,000, to $4,000 of income in the current year quarter from $58,000 of expense in the prior year quarter. This decrease is primarily related to a $17,000 decrease in loan fee amortization in the current year quarter, due to a decrease in loan fees because we entered into a new debt agreement during the fourth quarter of fiscal 2004, and a $55,000 increase in interest income related to interest earned on our proceeds from the sale of our Gloria Jean’s international operations.

Gain on Sale of International Operations; Discontinued Operations. We sold our international Gloria Jean’s operations on February 11, 2005. Proceeds from the sale were $16,000,000 in cash and an additional $7,020,000 in payments to be received over the next six years under license, roasting and consulting agreements. Proceeds, net of costs of the transaction and net book value of assets sold, primarily consisting of goodwill related to the international operations, net of tax of $3,376,000, resulted in a book gain of $15,558,000, or $2.90 per share, on a diluted basis, for the twelve weeks ended March 9, 2005. The tax provision on book gain resulted in a tax rate lower than statutory tax rates due to the use of net operating loss carryovers from prior years. We currently account for our international Gloria Jean’s units as discontinued operations. Excluding the gain on the sale, discontinued operations for the current year quarter earned $916,000, or $0.17 per share, on a diluted basis, compared to $640,000, or $0.12 per share, in the prior year quarter.

Income Tax Provision. Net operating losses generated in the current year from continuing operations resulted in no federal and state tax liability for continuing operations for the twelve weeks ended March 9, 2005. The fluctuation in expense from continuing operations between the twelve weeks ended March 9, 2005 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a number of states. The tax provision for the gain on sale of discontinued operations totaled $3,376,000. The tax rate on discontinued operations differed from the expected statutory rate due to the use of net operating loss carryovers from the current year and prior years, including the release of $3,857,000 of valuation allowance related to the use of prior years net operating losses. However, utilization of the net operating loss carryovers from prior years is limited under Internal Revenue Code Section 382, which pertains to changes in ownership. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. As of March 9, 2005, net operating loss carryforwards for federal and state income tax purposes of approximately $25,000,000 and $13,000,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to annual limitations pertaining to ownership changes under Internal Revenue Code Section 382, as previously discussed.

Thirty-six weeks ended March 9, 2005 compared with the thirty-six weeks ended March 10, 2004

Restatement of Prior Period Condensed Consolidated Financial Statements. In the fourth quarter of fiscal year 2004, we restated our previously issued unaudited condensed consolidated financial statements for the first three quarters of the previous fiscal year. As part of our accounting activities during our year-end audit, we determined that an adjustment was required to recognize $113,000 of additional franchise revenue in the first quarter of fiscal 2004 under an area development agreement that had terminated in that quarter. We originally recorded this franchise revenue in the fourth quarter of fiscal 2004. As a consequence, a correction of reported year-to-date income for our second and third quarters of fiscal year 2004 was also required. This adjustment had no effect on reported revenues or earnings for the 2004 fiscal year. The net effect of all of the adjustments was to increase first fiscal quarter 2004 revenue and earnings by $113,000 and to reduce fourth fiscal quarter 2004 revenue and earnings by the same amount. This adjustment increased basic and diluted net income per share by $0.02, $0.02 and $0.03 in the first, second and third quarters of fiscal 2004, respectively.

On April 1, 2005, we completed a review of our lease accounting procedures and concluded that these procedures were in error and prior year period financial statements required restatement. We publicly announced that information on April 1, 2005. The results of the review were provided to our former independent auditor which had rendered opinions on the affected prior period financial statements, but it has been unable to complete its re-audit of the prior periods in time for the filing of this quarterly report. We anticipate that our former independent auditor will complete its re-audit in the fourth quarter of our current fiscal year. Based on most current data, but subject to the completion of the ongoing audit by our former auditor, we expect that the cumulative effect of the restatements for prior year accounting errors, when recorded, will be an increase of prior reported earnings of $0.01 per share in fiscal 2004, an increase of prior reported loss of $0.02 per share in fiscal 2003 and a reduction of prior reported earnings of $0.06 per share in fiscal 2002 and a reduction of shareholders equity at June 30, 2004 of approximately $498.000. Subject to the review by the Company’s former and independent current auditors for their applicable period, earnings for the current and prior year third quarters, and for the first three quarters of each year, are not expected to change as a result of the restatement.

Total Revenue. Total revenue for the thirty-six weeks ended March 9, 2005 increased by $664,000, or 1.9%, to $36,282,000 from $35,618,000 for the thirty-six weeks ended March 10, 2004. Each component of total revenue is discussed below.

Retail sales for the thirty-six weeks ended March 9, 2005 increased by $76,000, or 0.3%, to $21,801,000 from $21,725,000 for the prior year period. This increase is the net result of a $881,000, or 5.0%, increase in same store sales, a $101,000, or 31.5%, increase in e-commerce retail sales and a $548,000 increase in sales from newly opened units, partially offset by a decrease of $1,454,000 due to the sale of seven company operated units and the closure of six company operated units since the beginning of the prior fiscal year.

Wholesale sales increased $660,000, or 6.2%, to $11,374,000 for the thirty-six weeks ended March 9, 2005, from $10,714,000 for the prior year period. The increase is primarily due to higher wholesale sales to third party customers of $1,107,000, or 22.6%, primarily due to strong performance in the Keurig “K-cup” line that increased sales by $1,062,000, or 23.9%. This increase is offset primarily by a decrease in wholesale sales of roasted coffee to our franchisees of $450,000, or 9.5%, resulting primarily from the timing differences of coffee orders and a eight unit net decrease in the number of domestic franchise stores when compared to the prior year period.

Franchise revenue decreased from the prior year period by $72,000, or 2.3%, to $3,107,000. Domestic franchise royalties declined by $162,000, or 6.0%, as a result of a net reduction of eight domestic franchise units since the beginning of fiscal 2004. Area development and coordination fees increased by $90,000 as a result of opening eight domestic franchise units in the current year and an increase in store renewal fees in the current year period.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the thirty-six weeks ended March 9, 2005 increased $656,000, or 3.8%, to $17,913,000 from $17,257,000 in the prior year period. Because little of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased to 54.0% of retail and wholesale sales for the thirty-six weeks ended March 9, 2005 from 53.2% in the thirty-six weeks ended March 10, 2004. This increase is primarily due to an increase in Kerug sales, which carry a higher cost of goods sold.

Operating Expenses. Operating expenses for the thirty-six weeks ended March 9, 2005 increased $36,000, or 0.3%, from the prior year period to $11,584,000. On a margin basis, operating expenses remained relatively consistent in the retail and wholesale segments at 34.9% of sales in the current and 35.6% in the prior year periods. Franchise operating expense decreased $148,000 in the current period, which was attributable to a lower bad debt provision required in the current quarter.

Depreciation and Amortization. Depreciation and amortization increased by $156,000 to $1,697,000 for the thirty-six weeks ended March 9, 2005 from the prior year period. This increase is primarily due to an increase in our retail store depreciation expense in the current year, which related to our store remodel project that commenced during the prior year.

General and Administrative Expenses. General and administrative expenses increased by $754,000, or 11.1%, to $7,547,000 for the thirty-six weeks ended March 9, 2005, from the prior year period. As a percentage of revenue, general and administrative expenses increased to 20.8% in the first thirty-six weeks of fiscal 2005 from 19.1% in the prior year period. Approximately $696,000 of the increase in expense was incurred in the areas of franchise development, field supervision, construction, management information systems and recruiting fees, all of which are designed to support the planned acceleration of company operated and franchised store growth. The increase also included a $235,000 increase in the provision for management incentive compensation payable upon achievement of 2005 budgetary and personal achievement goals and a $141,000 increase in legal and audit fees.

Interest Expense and other, net. Interest expense and other, net decreased by $96,000 to $90,000 of expense for the thirty-six weeks ended March 9, 2005 from the prior year period. This decrease is primarily related to a $41,000 decrease in loan fee amortization in the current year, due to a decrease in loan fees because we entered into a new debt agreement during the fourth quarter of fiscal 2004, and a $56,000 increase in interest income related to interest earned on our proceeds from the sale of our Gloria Jean’s international operations.

Gain on Sale of International Operations; Discontinued Operations. We sold our international Gloria Jean’s operations on February 11, 2005. Proceeds from the sale were $16,000,000 in cash and an additional $7,020,000 in payments to be received over the next six years under license, roasting and consulting agreements. Proceeds, net of costs of the transaction and net book value of assets sold, primarily consisting of goodwill related to the international operations, net of tax of $3,376,000, resulted in a book gain of $15,558,000, or $2.71 per share, on a diluted basis, for the thirty-six weeks ended March 9, 2005. The tax provision on book gain resulted in a tax rate lower than statutory tax rates due to our use of net operating loss carryovers from prior years. We currently account for our international Gloria Jean’s units as discontinued operations. For the first three quarters of the current year, discontinued operations, excluding the gain on the sale, earned $2,629,000, or $0.46 per share, on a diluted basis, compared to $2,094,000, or $0.40 per share, for the first three quarters of fiscal year 2004.

        Income Tax Provision. Net operating losses generated in the current year from continuing operations resulted in no federal and state tax liability for continuing operations for the thirty-six weeks ended March 9, 2005. The fluctuation in expense from continuing operations between the thirty-six weeks ended March 9, 2005 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a number of states. The tax provision for the gain on sale of discontinued operations totaled $3,376,000. The tax rate on discontinued operations differed from the expected statutory rate due to the use of net operating loss carryovers from the current year and prior years, including the release of $3,857,000 of valuation allowance related to the use of prior years net operating losses. However, utilization of the net operating loss carryovers from prior years is limited under Internal Revenue Code Section 382, which pertains to changes in ownership. Due to the uncertainty of future taxable income, deferred tax assets resulting from prior years net operating losses have been fully reserved. As of March 9, 2005, net operating loss carryforwards for federal and state income tax purposes of approximately $25,000,000 and $13,000,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to annual limitations pertaining to ownership change under Internal Revenue Code Section 382, as previously discussed.

Financial Condition, Liquidity and Capital Resources.

Current Financial Condition. At March 9, 2005, we had cash of $17,998,000 as compared to $1,799,000 at June 30, 2004, and we had working capital of $14,550,000, as compared to working capital of $641,000 at June 30, 2004. Total outstanding capital lease obligations and total long-term debt increased from $1,533,000 at June 30, 2004 to $2,154,000 at the end of the current year fiscal quarter. From June 30, 2004 to March 9, 2005, stockholder’s equity increased from $16,877,000 to $32,893,000.

Cash Flows. Cash provided by operating activities for the thirty-six weeks ended March 9, 2005 totaled $1,166,000 as compared with $2,470,000 for the thirty-six weeks ended March 10, 2004. This decrease is the net result of a number of factors more fully enumerated in the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying financial statements.

Net cash provided by investing activities for the thirty-six weeks ended March 9, 2005 totaled $14,039,000 as compared with net cash used of $1,672,000 for the thirty-six weeks ended March 10, 2004. During the thirty-six weeks ended March 9, 2005, $1,942,000 was used to invest in property and equipment in our store remodel project, our Castroville roasting facility and our home office facility. These expenditures were partially offset by $30,000 of payments received on notes receivable and $31,000 of proceeds received from sales of property and equipment. Additionally, we received $16,000,000 in cash proceeds for the sale of our discontinued operations and purchased $80,000 of goodwill in the acquisition of a coffeehouse.

Net cash provided by financing activities for the thirty-six weeks ended March 9, 2005 totaled $994,000 as compared to $2,031,000 in net cash used in financing activities for the thirty-six weeks ended March 10, 2004. In the first quarter of fiscal 2005, we borrowed $1,000,000 under our contingent convertible note purchase agreement.

Outstanding Debt and Financing Arrangements. On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us, at our election, to issue notes to the lender, Sequoia Enterprises L.P., up to an aggregate principal amount of $5,000,000. The notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters, among others. Notes are convertible into our common stock only upon certain changes of control. In addition, as principal payments are made, we will issue the lender warrants to purchase shares of common stock. The number of warrants that we will issue will directly correlate to the amount of notes issued and repaid. The issued warrants will expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, we immediately issued a $1,000,000 note under the facility and used the proceeds from that note and other available cash to repay all outstanding debt with Bank of the West. On September 15, 2004, we issued another $1,000,000 note under the facility. As of March 9, 2005, $1,713,000 was outstanding under the facility. As of March 9, 2005, we were in compliance with all debt covenants.

In connection with the issuance of the two $1,000,000 notes issued under the Contingent Convertible Note Purchase Agreement on May 10, 2004 and September 15, 2004, we will issue a total of 253,164 and 202,020 warrants to purchase shares of common stock, respectively, as principal payments are made. The warrants are classified as debt instruments in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The estimated fair value of the warrants on the date of issuance, $5,000 and $4,000, respectively, was recorded as a discount to the face value of the notes issued and as a liability in the accompanying unaudited condensed consolidated balance sheet. As of March 9, 2005, we have issued 4,219 warrants.

On May 10, 2004, we also entered into an Amended and Restated Credit Agreement with Bank of the West. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. On March 9, 2005, no debt was outstanding under the working capital facility and $576,000 of letters of credit were outstanding under the letter of credit facility. With respect to the working capital facility, we may elect to pay interest on amounts outstanding at the Bank of the West reference rate plus 1.00% or LIBOR plus 3.25%. Borrowings and issuance of letters of credit under the Bank of the West facility are secured by substantially all of our assets. Letters of credit issued under the letter of credit facility are subject to an annual fee of 2.00% of the face amount. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters, among others. As of March 9, 2005, we were in compliance with all debt covenants. The working capital and letter of credit facilities expire on October 15, 2005.

Based upon the terms of our credit agreements, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash from operations, cash and cash equivalents, and funds available under our credit agreements will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

Off-balance sheet arrangements. We utilize a segregated advertising fund to administer contributions received from our franchisees for advertising programs. Upon the adoption of FIN 46R, we consolidated the advertising fund. We have included $414,000 of advertising fund assets, restricted and advertising fund liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 9, 2005. The advertising contributions and disbursements are reported in the unaudited condensed consolidated statement of operations on a net basis whereby contributions from franchisees are recorded as offsets to the Company’s reported general and administrative expenses.

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of March 9, 2005:

	Payments Due by Year
	Total	1 year	2 years	3 years	4 years	5 years	Thereafter
	(In thousands)
Note payable	$1,713	$425	$425	$863	$—	$—	$—
Capital leases	441	122	22	24	25	27	221
Company operated retail locations and other operating leases	13,118	3,409	2,331	1,889	1,641	1,259	2,589
Franchise operated retail locations operating leases	18,210	1,619	4,025	3,242	2,627	1,902	4,795
Green coffee commitments	2,151	2,151	—	—	—	—	—

	$35,633	$7,726	$6,803	$6,018	$4,293	$3,188	$7,605

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 86 franchise locations. Under our historical franchising business model, we executed the master leases for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master leases. Our maximum theoretical future exposure at March 9, 2005, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $18,210,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

In December of 2004, the Financial Accounting Standards Board reissued SFAS No. 123 as SFAS No. 123R, “Share Based Compensation.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, SFAS No. 123R will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. SFAS No. 123R will be effective for annual reporting periods beginning on or after June 15, 2005. We have not yet determined the impact that adopting SFAS No. 123R will have on our results of operations.

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of March 9, 2005, our net deferred tax assets were fully reserved wtih a related valuation allowance that totaled approximately $11,000,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Market Risk Sensitive Items Entered Into for Trading Purposes.

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes.

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding debt. At March 9, 2005, we had a $5,000,000 loan facility, with an outstanding balance of $1,713,000 at an interest rate of 5.87%, and a $250,000 working capital facility, with no outstanding balance, each of which could be affected by changes in short term interest rates. At March 9, 2005, a hypothetical 100 basis point increase in the adjusted rate would result in additional interest expense of approximately $17,000 on an annualized basis.

Commodity Price Risk. The supply and price of green coffee, the principal raw material for our products, are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality that we seek tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by a number of factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide.

To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. As of March 9, 2005, we had commitments to purchase coffee through fiscal year 2006 totaling $2,151,000 for 1,276,000 pounds of green coffee, some of which commitments were fixed as to price. The coffee scheduled to be delivered to us in the next twelve months pursuant to these commitments will satisfy approximately 38% of our anticipated green coffee requirements for the next twelve months. Assuming we require approximately 2,071,000 additional pounds of green coffee during the next twelve months for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $21,000 of additional cost.

Another ingredient that we used extensively in our products is fluid milk. Fluid milk prices in the United States rose significantly in 2004. We continue to monitor published dairy prices on the related commodities markets, but cannot predict with any certainty whether future prices that we will pay for dairy products.

Our ability to raise sales prices in response to rising coffee or milk prices may be limited, and our profitability could be adversely affected if prices were to rise substantially.

Item 4.	Controls and Procedures

(a) As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 9, 2005.

(b) As reported in our Current Report on Form 8-K, dated April 1, 2005, which was amended on April 8, 2005, in the course of a review of our lease accounting policies, we became aware that our accounting policies for leases may not have been consistent with United States generally accepted accounting principles (“GAAP”). After investigating the matter, our management and the Audit Committee of the Board of Directors concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective because there was a material weakness in our controls over the selection, monitoring, implementation and review of our lease accounting policies. We remediated the material weakness in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures by reviewing and changing our accounting policies for leases to conform to GAAP, training our accounting staff regarding the policy changes and increasing management oversight of our compliance with such policies.

Other than to remediate the material weakness described above, there were no changes in our internal controls over financial reporting during the quarter ended March 9, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of and for the thirty-six week period ending March 9, 2005, we were not a party to any material legal proceedings.

Item 6.	Exhibits

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Bylaws of Diedrich Coffee, Inc. (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001 (2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

10.1	Form of Indemnification Agreement (5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan (8)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan (9)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan (10)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan (11)*

10.6	Form of Diedrich Coffee, Inc. Franchise Agreement (12)

10.7	Form of Gloria Jean’s Franchise Agreement (12)

10.8	Form of Diedrich Coffee, Inc. Area Development Agreement (12)

10.9	Amended and Restated Credit Agreement with Bank of the West, effective May 10, 2004 (13)

10.10	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank (14)

10.11	Form of Supplemental Security Agreement (Trademarks) (14)

10.12	Form of Guaranty (14)

10.13	Form of Guarantor Security Agreement (14)

10.14	Employment Agreement with Roger M. Laverty, dated April 24, 2003 (15)*

10.15	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003 (15)*

10.16	Employment Agreement with Martin A. Lynch, dated March 26, 2004 (16)*

10.17	Employment Agreement with Matthew McGuinness, effective March 13, 2000 (18)*

10.18	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001 (12)*

10.19	Employment Letter regarding the employment of Carl Mount, dated October 29, 1999 (19)*

10.20	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch (15)*

10.21	Form of Separation Agreement and Release with Martin Diedrich, effective October 28, 2004 (20)*

10.22	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003 (21)

10.23	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003 (21)

10.24	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant) (13)

10.25	Asset Purchase Agreement, dated December 5, 2004, by and among, among others, Diedrich Coffee, Inc. and Jireh International Pty. Ltd. (17)

10.26	Roasting License Agreement, dated February 10, 2005 (22)

10.27	Consulting Agreement, dated February 10, 2005 (22)

10.28	Trademark License Agreement, dated February 10, 2005 (22)

10.29	1997 Non-Employee Director Stock Option Plan and Agreement (23)*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 23, 1996.

(6)	Previously filed as Annex B to Diedrich Coffee’ Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on January 30, 2004.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2004.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2004.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(22)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2005.

(23)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K405/A for the fiscal year ended January 27, 1999, filed with the Securities and Exchange Commission on June 8, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2005	DIEDRICH COFFEE, INC.

/s/ Roger M. Laverty
Roger M. Laverty
President and Chief Executive Officer
(On behalf of the registrant)

/s/ Martin A. Lynch
Martin A. Lynch
Executive Vice President and Chief Financial Officer
(Principal financial officer)