Form 10-K/A
period 2004-06-30
DIEDRICH COFFEE INC
filed 2005-09-27
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 3

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

EXPLANATORY NOTE

The purpose of this Amendment Number 3 on Form 10-K/A to the Annual Report on Form 10-K/A of Diedrich Coffee, Inc. for the fiscal year ended June 30, 2004 is to restate our consolidated financial statements for the years ended June 30, 2004, July 2, 2003 and July 3, 2002 and related disclosures, including the selected financial data included herein as of and for the years ended June 30, 2004, July 2, 2003, July 3, 2002, as described in Note 2 to the Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K/A, filed with the SEC on April 8, 2005.

Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Amendment No. 2 filing of the Form 10-K/A on October 12, 2004. Accordingly, this Form 10-K/A Amendment Number 3 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Amendment No. 2 of Form 10-K/A, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I – Item 1 - Business

•	Part II – Item 6 - Selected Financial Data

•	Part II – Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Financial Statements and Supplementary Data

•	Part II – Item 9A – Controls and Procedures

•	Part IV – Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

We principally sell our coffee through two distribution channels, and strive to target our resources to increase efficiency and profitability while growing the business within this framework. These two distribution channels are retail outlets and wholesale distribution. While each of these channels have different customers, cost structures, overhead requirements, competitors, and other fundamental differences, we believe our commitment to quality is essential to successful growth in both of these areas. Important financial information for each of our business segments can be found in Note 13 to our consolidated financial statements.

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

For five years ended June 30, 2004, we had net income of $251,000 for the fiscal year ended June 30, 2004, a net loss of $1,358,000 for the fiscal year ended July 2, 2003, net income of $952,000 for the fiscal year ended July 3, 2002, a net loss of $3,988,000 for the fiscal year ended July 27, 2001 and a net loss of $22,423,000 for the fiscal year ended June 28, 2000. We could suffer losses in the future.

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

The information set forth below should be read in conjunction with the consolidated financial statements and related Notes and Management’s Discussion and analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K/A.

	Fiscal Year ended June 30, 2004	Fiscal Year ended July 2, 2003	Fiscal Year ended July 3, 2002 (A)	Fiscal Year ended June 27, 2001	Fiscal Year ended June 28, 2000
	(as restated)	(as restated)	(as restated)
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue:
Retail sales	$31,617	$33,034	$38,658	$46,925	$48,308
Wholesale and other	15,466	15,336	16,681	18,545	19,081
Franchise revenue	7,542	6,611	6,666	6,742	6,592

Total revenue	54,625	54,981	62,005	72,212	73,981

Costs and expenses:
Cost of sales and related occupancy costs	25,144	26,262	30,423	36,152	38,240
Operating expenses	16,707	16,944	17,821	20,907	20,646
Depreciation and amortization	2,315	2,169	2,474	4,445	4,331
General and administrative expenses	9,770	9,346	9,587	10,676	15,734
Provision for asset impairment and restructuring costs	94	2,176	542	2,867	16,370
Gain on asset disposals	(2)	(868)	(423)	(173)	(24)

Total costs and expenses	54,028	56,029	60,424	74,874	95,297

Operating income (loss)	597	(1,048)	1,581	(2,662)	(21,316)

Interest expense and other, net	(318)	(256)	(537)	(1,290)	(1,088)

Income (loss) before income tax provision	279	(1,304)	1,044	(3,952)	(22,404)
Income tax provision	28	54	92	36	19

Net income (loss)	$251	$(1,358)	$952	$(3,988)	$(22,423)

Basic and diluted net income (loss) per common share (B)	$0.05	$(0.26)	$0.18	$(1.16)	$(7.19)

Balance Sheet Data:
Working capital (deficiency)	$641	$1,207	$809	$(819)	$(4,216)
Total assets	25,218	26,101	27,806	31,891	40,330
Long-term debt and obligations under capital leases, less current portion	1,173	2,033	2,832	4,219	10,252
Total stockholders’ equity (C)	$16,475	$16,202	$17,492	$16,678	$15,122

See Note 2 of the Notes to Consolidated Financial Statements for discussion of our restatement of previously issued financial statements.

(A)	Includes 53 weeks of operation.
(B)	All per share information has been adjusted to reflect our one-for-four reverse stock split, which was effective May 9, 2001.
(C)	Stockholders’ equity for fiscal year ended June 27, 2001 has been restated. See Note 2 of the Notes to Consolidated Financial Statements for further explanation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent significant transactions that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the restated results for fiscal 2004 to fiscal 2003 and comparing the restated results for fiscal 2003 to fiscal 2002.

•	Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2004. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•	Critical accounting policies. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	New accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.

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

Same-store sales growth, or comparative sales growth, is a primary statistic used in the retail industry to measure core revenues. This measure compares sales for all units open for one year or more to the comparable prior year period. We use this measure to evaluate single coffeehouse, total brand, and total company sales performance. Until recently, comparable sales of our company operated stores and domestic franchised stores had declined, primarily as a result of aging stores, a lack of capital to fund store improvements, and no new store openings. New stores typically achieve relatively strong comparative sales growth in their early years. Franchised units that are located in malls have also experienced declining sales due to aging stores and overall declines in mall traffic. Our ability to open new company operated and franchise stores depends on our process in raising capital and selling franchises. Continuing declines in same-store sales could result in store closures, make sales of franchises more difficult and have a material adverse impact on our future performance.

The number of operating units opened and closed is also a measure of the health of our brands and our business, although it is affected by a number of factors, including the availability of capital to finance growth. In recent years the number of domestic units has declined because the number of aging units closing exceeded the number of new units opening. International unit growth has been robust in recent years, particularly in Australia. Also, company operated stores have declined and franchised stores have increased. Unlike new company operated stores, new franchised stores do not require our capital. In addition, franchised stores typically make an immediate profit contribution, whereas company stores generally are not profitable in the first year. Domestic franchises generate more profit than international franchises because the domestic royalty fees are higher and because all domestic franchisees are required to purchase their coffee from us. Our near-term growth plans focus primarily on franchising new domestic stores. Failure to successfully expand our franchise operations would materially adversely impact our future performance.

We use the relationship between cost of sales and related occupancy costs and operating expenses to sales to measure the operating efficiency of our individual coffeehouses and to measure the relationship between general and administrative expenses to sales to monitor and control the level of corporate overhead. Cost of sales and related occupancy costs have declined, and gross margins have improved, in recent years primarily as a result of the sale of high cost, low margin retail units and due to our exiting the unprofitable wholesale grocery chain distribution channel. There is no assurance that the trend of declining cost of sales and occupancy costs will continue. Operating expenses have increased in the past two years as a result of dedicating more in-store labor and supervision to the retail stores. General and administrative expenses have increased as a percentage of sales due to staffing for accelerated growth and due to the effect of continuing declines in sales on a relatively fixed expense base.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue of certain items included in our statements of income for the years indicated:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
	(as restated)	(as restated)	(as restated)
Net revenue:
Retail sales	57.9%	60.1%	62.3%
Wholesale and other	28.3	27.9	26.9
Franchise revenue	13.8	12.0	10.8

Total revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales and related occupancy costs	46.0%	47.8%	49.1%
Operating expenses	30.6	30.8	28.7
Depreciation and amortization	4.2	3.9	4.0
General and administrative expenses	17.9	17.1	15.5
Provision for asset impairment and restructuring costs	0.2	3.9	0.9
Gain on asset disposals	0.0	(1.6)	(0.7)

Total costs and expenses	98.9%	101.9%	97.5%

Operating income (loss)	1.1%	(1.9)%	2.5%
Interest expense and other, net	(0.5)	(0.5)	(0.9)

Income (loss) before income tax provision	0.6	(2.4)	1.6
Income tax provision	0.1	0.1	0.1

Net income (loss)	0.5%	(2.5)%	1.5%

Restatement of Previously Issued Financial Statements

In the third quarter of fiscal 2005 we completed a review of our procedures in accounting for leases and determined that these procedures were incorrect and previously issued financial statements required restatement. We have corrected our accounting treatment for amortization of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities restating previously issued financial statements for the fiscal years 2004, 2003 and 2002. The cumulative effect of these corrections was a $402,000 reduction of previously reported earnings. We historically calculated straight-line rent expense and amortized some of its leasehold improvements over a period that included both the initial term of the lease and the option periods. We determined that our method of accounting for the lease term used in establishing the straight-line rent and amortization period was not in accordance with the applicable accounting literature. Accordingly, we corrected our accounting for leasehold improvements and straight-line rent expense. For leases with renewal periods at our option, we now generally use the lesser of useful life or original lease term, excluding renewal option periods to determine useful lives. If failure to exercise a renewal option imposes an economic penalty to us, we may determine that renewal is reasonably assured and include that renewal option period in the determination of the lease term and the appropriate estimated useful lives. Our policy requires lease term consistency when estimating useful lives, classifying a lease as capital or operating, and computing straight-line rent expense. The correction of this accounting required us to record additional amortization expense and to decrease both deferred rent and the amount of rent expense previously recorded.

Additionally, we identified instances in which property and equipment was not retired in a timely manner. During fiscal 2003 and fiscal 2004, we remodeled 14 coffeehouse locations and did not retire certain leasehold improvements. We corrected this error through our restatement.

We historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. We have now determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as “deferred rent” on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

In the course of our review of lease accounting procedures, we also noted additional unrelated errors affecting reported results for prior periods. Royalty income of $202,000 earned in fiscal year 2003 was incorrectly reported as income in fiscal year 2002. Also, income related to construction services provided to franchisees in fiscal years prior to fiscal year 2002 was not recorded until fiscal year 2002, in which $120,000 was improperly reported as income and fiscal year 2003 in which $109,000 was improperly reported as income. Also, we determined that our allowance for doubtful accounts was overstated by $74,000 in fiscal 2002 and understated by approximately the same amount in fiscal 2003. We have corrected all of these errors through our restatement.

Year Ended June 30, 2004 Compared to Year Ended July 2, 2003

Total Revenue. Our total revenue for the year ended June 30, 2004 decreased by $356,000, to $54,625,000 from $54,981,000 for the year ended July 2, 2003. This result was the net effect of a decrease in retail sales, offset by increases in wholesale sales and franchise revenue. Each component of total revenue is discussed below.

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

Franchise Revenue. We increased our franchise revenue by $931,000, or 14.1%, to $7,542,000 for the year ended June 30, 2004 from $6,611,000 for the year ended July 2, 2003. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The increase in franchise revenue was primarily due to the net impact of an increase in international royalties and initial franchise fees partially offset by a reduction in domestic franchise royalties. International royalties increased by $878,000 as a result of the 76 store net increase in the number of international outlets compared to the prior year. International initial franchise fees increased by $546,000, of which $263,000 resulted from the termination of an area development agreement with Malaysia and $283,000 resulted from the 76 store net increase in international units. Domestic royalties declined by $479,000 primarily due to the six store net decrease in the number of Gloria Jean’s domestic franchise locations compared to the prior year 2004 and the 0.8% decrease in Gloria Jean’s franchise comparable store sales.

Cost of Sales and Related Occupancy Costs. As a percentage of total revenue, these costs declined from 47.8% in fiscal 2003 to 46.0% in fiscal 2004. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs declined as a percentage of total retail and wholesale sales from 54.3% in fiscal 2003 to 53.4% in fiscal 2004. Overall cost of sales remained relatively stable, although wholesale cost of sales declined by $106,000 primarily due to our exiting the high cost retail grocery distribution channel early in fiscal 2004. Retail cost of sales declined by $605,000 primarily due to the closure of five company stores. Occupancy costs declined by $562,000 primarily due to the retail stores with high occupancy costs that were closed in the past year.

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

Operating Expenses. Operating expenses for the year ended June 30, 2004 remained relatively flat, decreasing by 1.4% to $16,707,000 from $16,944,000 for the year ended July 2, 2003. On a margin basis, operating expenses declined slightly to 30.6% of total revenue from 30.8% in the prior year. The decline was the net result of a number of factors. Retail operating expenses increased overall by $122,000 primarily as a result of increased staffing in the coffeehouses and additional supervision of these units. Wholesale operating expenses decreased overall by $358,000 primarily as a result of our exiting the retail grocery distribution channel in fiscal 2004 and as a result of improved collection experience that reduced bad debt expense.

Depreciation and Amortization. Depreciation and amortization increased by $146,000, or 6.7%, to $2,315,000 for the year ended June 30, 2004. This increase is primarily due to the store re-imaging and improvement program conducted during fiscal 2004 and as a result of acquiring additional machinery and equipment for our Castroville roasting facility.

General and Administrative Expenses. Our general and administrative expense increased by $424,000, or 4.5%, to $9,770,000 for the year ended June 30, 2004. On a margin basis, general and administrative expenses increased to 17.9% of total revenue for the year ended June 30, 2004 from 17.0% of total revenue for the year ended July 2, 2003. This 0.9 unfavorable margin basis point change for the current year was primarily the result of a $400,000 increase in salaries due to additional staffing in the franchise development and construction areas in preparation for a planned acceleration of unit growth.

Provision for Asset Impairment and Restructuring Costs. Asset impairment and restructuring costs declined from $2,176,000 in fiscal year 2003 to $94,000 in fiscal year 2004. Provisions for asset impairment and restructuring costs arise as a result of regular reviews of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Provisions for asset impairment and restructuring costs may also arise as a result of our regular reviews of purchased goodwill and certain other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires, among other things, the use of a non-amortization approach for purchased goodwill and certain other intangible assets, and provides for a review for possible impairment of these assets at least annually. SFAS No. 142 also provides for a review of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Income Tax Expense. Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the years ended June 30, 2004 and July 2, 2003. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between fiscal 2004 versus fiscal 2003 is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a variety of states. As of June 30, 2004, net operating loss carryforwards for federal and state income tax purposes of $30,546,000 and $19,228,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code.

Year Ended July 2, 2003 Compared To Year Ended July 3, 2002

Total Revenue. Our total revenue for the year ended July 2, 2003 decreased by $7,024,000, or 11.3%, to $54,981,000 from $62,005,000 for the year ended July 3, 2002. This decrease consisted of decreases in retail sales, wholesale and other sales, and franchise revenue. Each component of total revenue is discussed below.

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

Franchise Revenue. Franchise revenue decreased by $55,000, or 0.8%, to $6,611,000 for the year ended July 2, 2003 from $6,666,000 for the year ended July 3, 2002. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The decrease in franchise revenue is the net impact of several factors. Initial franchise fees and franchise renewal fees increased by approximately $190,000 for fiscal year 2003 versus the prior year, as a result of an increase in franchise agreements sold or renewed. Franchise royalties decreased $164,000 versus the prior year period. This was the net impact of a reduction in domestic franchise royalties and an increase in international royalties. Domestic royalties decreased primarily because of the 20-unit net reduction in domestic franchise stores from the prior year, and a decrease in franchise comparable store sales. International royalties increased because of a 66-unit net increase in the number of international outlets compared to the prior year, although international franchise units pay a lower average royalty rate compared to domestic franchises. Miscellaneous other franchise revenue, including vendor coordination fees, decreased by approximately $81,000 compared to the prior fiscal year.

Cost of Sales and Related Occupancy Costs. Our cost of sales and related occupancy costs for the year ended July 2, 2003 decreased 13.7% to $26,262,000 from $30,423,000 for the year ended July 3, 2002. On a margin basis, cost of sales and related occupancy costs decreased to 47.8% of total revenue during fiscal 2003 versus 49.1% during fiscal 2002. This 1.3 favorable margin basis point change was solely due to a 0.9 favorable cost of sales margin basis point change, as the occupancy cost margin basis remained consistent in current and prior years. This margin basis point improvement resulted primarily from two factors. First, during fiscal year 2003, we sold 12 company operated units with high cost of sales as a percentage of sales, as discussed above. Second, we had a $178,000 increase in the cost of sales during the prior year, due to a recall of Keurig K-cups, as discussed below.

Operating Expenses. Our operating expenses for the year ended July 2, 2003 decreased by 4.9% to $16,944,000 from $17,821,000 for the year ended July 3, 2002. On a margin basis, operating expenses increased to 30.8% of total revenue during fiscal year 2003 from 28.7% for fiscal year 2002. This unfavorable 2.1 margin basis point change resulted from several factors. First, bad debt expense increased $638,000 during fiscal year 2003. This increase was primarily due to $315,000 of expense recognized in fiscal year 2003, which was comprised of $395,000 of bad debt expense recognized that was partially offset by $80,000 in collections of previously reserved for amounts. In comparison, we reversed $471,000 of expense in fiscal year 2002, which was comprised of $214,000 in bad debt expense recognized that was offset by $685,000 in collections of previously reserved for amounts. Advertising expense also increased versus the prior year as part of an overall effort to increase comparable store sales in retail units and to add new accounts at the wholesale level. We also incurred $384,000 of new selling expenses in fiscal year 2003, which are classified as “operating expenses,” as we launched our grocery store sales program. As described in the discussion of revenue above, this program resulted in nominal new revenue during fiscal year 2003 because of our accounting for slotting fees and the impact of these new expenses, when analyzed as a percentage of revenue, resulted in an erosion of reported margins. Finally, we experienced an increase in our workers’ compensation insurance rates in our retail coffeehouses compared to the fiscal year 2002, resulting in an increase in operating expenses as a percentage of revenue. These increases were offset by decreases in labor costs and entertainment expenses due to the sale or closure of the 12 stores noted above, combined with a strategic goal to reduce coffeehouse labor expenses.

Depreciation and Amortization. Depreciation and amortization decreased by $305,000, or 12.3%, to $2,169,000 for the year ended July 2, 2003 from $2,474,000 for the year ended July 3, 2002. This decrease is primarily due to the closure of six locations and the sale of six locations discussed above. Depreciation also decreased as certain assets at our Castroville roasting facility were fully depreciated, combined with the fact that eight capital leases expired during the year ended July 2, 2003.

General and Administrative Expenses. Our general and administrative expenses decreased by $241,000, or 2.5%, to $9,346,000 for the year ended July 2, 2003 from $9,587,000 for the year ended July 3, 2002. On a margin basis, general and administrative expenses increased to 17.0% of total revenue for the year ended July 2, 2003 from 15.5% of total revenue for the year ended July 3, 2002. This 1.5 unfavorable margin basis point change for the year ended July 2, 2003 resulted because many of our general and administrative expenses are relatively fixed, and therefore, on a margin basis, represent a higher percentage of revenue when our revenue declines. The reduction in general and administrative expenses dollars was the net impact of reductions in management bonuses and related benefits, rent expense, and accrued store closure expense versus fiscal year 2002. These decreases were partially offset by higher spending during fiscal year 2003 in the areas of franchise sales, real estate, construction and franchise operations, in order to increase our ability to support new franchise store development. We also incurred recruitment fees in connection with hiring an executive search firm to find a new chief executive officer, and incurred increased directors’ and officers’ liability insurance premiums versus fiscal year 2002.

Asset Impairment and Restructuring Costs. Asset impairment and restructuring costs increased to $2,176,000 for the year ended July 2, 2003 from $542,000 for the year ended July 3, 2002. This increase is primarily due to a review of our goodwill, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain other intangible assets. Goodwill and certain other intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment at least annually. As a result of our recent changes in executive management, we reviewed our competitive position in certain markets in order to better align our resources with our growth strategy. As a result of this review, we modified certain assumptions used in our goodwill impairment test, which led to an impairment charge of $1,900,000 that was recorded during fiscal year 2003. It is possible that our assumptions with respect to asset impairment may change or that actual results may vary significantly from our current estimates. As a result, additional impairment charges may occur. In addition, we recorded asset impairment charges of $345,000 due to the reduction of the carrying values associated with four of our coffeehouses. A charge of $35,000 was recorded to reflect the net present value of the remaining lease obligation on a closed coffeehouse in Arizona. These charges were partially offset by a reversal of $49,000 in closed store lease reserves associated with a closed coffeehouse in Arizona for which a full pass-through sublease was obtained. During fiscal 2002, we recorded asset impairment charges of $195,000, associated with five company operated locations. This charge was partially offset by an asset impairment reversal of $58,000 to write up the book value of a parcel of land based on proceeds received from its subsequent sale. At the end of fiscal 2002, we agreed to resume operation of four Arizona locations, which we had sold in fiscal 2001. A charge of $89,000 was recorded to reflect the net present value of the remaining lease obligations on these four locations. In addition, we recorded severance costs and related employee benefits of $321,000 associated with the elimination of ten support center positions.

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

Income Tax Expense. Net operating losses generated in fiscal year 2003 and in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the years ended July 2, 2003 and July 3, 2002. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between fiscal 2003 versus fiscal 2002 is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a number of states. As of July 2, 2003, net operating loss carry-forwards for federal and state income tax purposes of $32,757,000 and $18,064,000, respectively, are available to be utilized against future taxable income for years through fiscal 2022 for federal and fiscal 2007 for state, subject to annual limitations pertaining to change in ownership rules under the Internal Revenue Code.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At June 30, 2004, we had working capital of $641,000, total long-term debt and capital lease obligations of $1,533,000 and $16,475,000 of stockholders’ equity, compared to a working capital of $1,207,000, total long-term debt and capital lease obligations of $3,677,000 and $16,202,000 of stockholders’ equity at July 2, 2003. As a result of our restructuring our credit agreements as described in “Outstanding Debt and Financing Arrangements” below, available credit under our credit agreements increased from approximately $500,000 at July 2, 2003 to approximately $4,600,000 at June 30, 2004.

Cash Flows

The following is a summary of our cash flows for the three years ended June 30, 2004:

	Fiscal Years Ended
	June 30, 2004	July 2, 2003	July 3, 2002
	(as restated)	(as restated)	(as restated)
Cash flows provided by operating activities:
Net income (loss)	$251,000	($1,358,000)	$952,000
Net non-cash charges to income	2,952,000	4,065,000	2,415,000
Net increase in operating assets	(135,000)	(1,173,000)	(247,000)
Net increase (decrease) in operating liabilities	688,000	18,000	(2,674,000)

Cash flows provided by operating activities	$3,756,000	$1,552,000	$446,000
Cash flows provided by (used in) investing activities	(2,438,000)	(690,000)	1,471,000
Cash flows used in financing activities	(2,144,000)	(470,000)	(2,747,000)

Net increase (decrease) in cash	(826,000)	392,000	(830,000)
Cash at beginning of fiscal year	2,625,000	2,233,000	3,063,000

Cash at end of fiscal year	$1,799,000	$2,625,000	$2,233,000

Capital commitments at end of fiscal year	$514,000	$194,000	$—

The improvement in cash provided by operating activities for the fiscal years ended June 30, 2004, July 2, 2003 and July 3, 2002 is more fully enumerated in the consolidated statements of cash flows in the accompanying consolidated financial statements.

Working capital requirements tend to be seasonal, with inventories and receivables increasing before the holiday season and declining in the post holiday period. Planned new store growth will initially have the effect of increasing working capital requirements and decreasing cash flows provided by operating activities.

Cash used in investing activities increased for the fiscal years ended June 30, 2004 and July 2, 2003 as proceeds from sales of property and equipment declined from $2,187,000 in fiscal 2002 to $1,209,000 in fiscal 2003 and $64,000 in fiscal 2004. Capital expenditures increased late in fiscal 2003 and throughout fiscal 2004 due to a store improvement program and as a result of equipment additions at the Castroville roasting facility.

Cash flows used in financing activities are the result of a net reduction of long-term debt and capital lease obligations in each of the fiscal years.

Capital commitments at the end of the fiscal year June 30, 2004 are primarily for equipment and leasehold improvements in company-operated retail units and the Castroville roasting facility and one new company store.

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

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and commitments as of June 30, 2004:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Note payable	$983	$200	$783	$—	$—
Interest on note payable	172	75	97	—	—
Capital leases (including interest)	746	206	149	88	303
Company operated retail locations and other operating leases	14,582	3,780	5,134	3,056	2,612
Franchise operated retail locations operating leases	15,337	4,495	5,706	3,104	2,032
Green coffee commitments	2,795	2,494	301	—	—

	$34,615	$11,250	$12,170	$6,248	$4,947

The Company also has entered into employment agreements with its President and Chief Executive Officer and three other senior executive officers that provide for severance payments in the event that these individuals are terminated without cause or that they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. The Company’s maximum liability for severance under the contracts is currently $857,500. Because such amounts are contingent they have not been included in the above table.

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

Valuation Allowance for Net Deferred Tax Assets and Contingencies

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of June 30, 2004, our net deferred tax assets and related valuation allowance totaled approximately $14,742,000.

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

Commodity Price Risk

Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity-based financial instruments to hedge against fluctuations in the price of green coffee. To ensure that we have an adequate supply of green coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At June 30, 2004, we had commitments to purchase coffee through fiscal year 2006, totaling $2,795,000 for 2,249,000 pounds of green coffee, the majority of which were fixed as to price. The coffee scheduled to be delivered to us in fiscal year 2005 pursuant to these commitments will satisfy approximately 47% of our anticipated green coffee requirements for the fiscal year. Assuming we require approximately 2,201,000 additional pounds of green coffee during fiscal 2005 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $22,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As was initially reported in the Form 10-K for the fiscal year ended June 30, 2004, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, determined that our disclosure controls and procedures were effective as of the end of the period covered by that report and that no change in our internal control over financial reporting had occurred during the period covered by that report. Subsequent to such evaluations, the Company’s management became aware that the Company’s accounting policies for leases may not have been consistent with United States generally accepted accounting principles (“GAAP”). After investigating such matter, the Company’s management and the Audit Committee of the Board of Directors concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004 because there was a material weakness in the Company’s controls over the selection, monitoring, implementation and review of the Company’s lease accounting policies, specifically amortization of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities. As a result, on April 1, 2005, the Audit Committee concluded that it concurred with the Company’s management recommendation to restate the financial statements for the fiscal years ended July 3, 2002, July 2, 2003 and June 30, 2004, and for the first and second quarters of fiscal year 2005 to correct errors in lease accounting, as reported in our Current Report on Form 8-K, filed on April 1, 2005, and amended on April 8, 2005.

During the third quarter of fiscal 2005, the Company remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to amortization of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities by changing the Company’s accounting policies for leases to conform to GAAP, trained the accounting staff regarding the policy changes and increased management oversight of compliance.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our common stock may be issued as of June 30, 2004.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	969,242	(1)	$5.27	452,750	(2)

Total	969,242		$5.27	452,750

(1)	Represents options to purchase shares of our common stock issued under: the Diedrich Coffee, Inc. 2000 Equity Incentive Plan; the Stock Option Plan and Agreement with Roger M. Laverty; the Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan; and the Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan.
(2)	Represents securities available for issuance under the Diedrich Coffee, Inc. 2000 Equity Incentive Plan.

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

DIEDRICH COFFEE, INC.

September 26, 2005	By:	/s/ ROGER M. LAVERTY
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

As discussed in note 2 of the notes to consolidated financial statements, the consolidated financial statements for all periods presented have been restated.

/s/ KPMG LLP

Costa Mesa, California

August 20, 2004, except as

to note 2 which is as of

September 22, 2005

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	July 2, 2003
	(as restated)	(as restated)
Assets
Current assets:
Cash	$1,799,000	$2,625,000
Accounts receivable, less allowance for doubtful accounts of $1,155,000 at June 30, 2004 and $1,375,000 at July 2, 2003	2,337,000	2,454,000
Inventories	2,815,000	2,611,000
Current portion of notes receivable	81,000	58,000
Advertising fund assets, restricted	370,000	—
Prepaid expenses	341,000	901,000

Total current assets	7,743,000	8,649,000
Property and equipment, net	6,687,000	6,611,000
Goodwill	10,190,000	10,190,000
Notes receivable	153,000	182,000
Other assets	445,000	469,000

Total assets	$25,218,000	$26,101,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$160,000	$185,000
Current installments of long-term debt	200,000	1,459,000
Accounts payable	2,144,000	2,108,000
Accrued compensation	2,074,000	1,307,000
Accrued expenses	732,000	738,000
Franchisee deposits	611,000	671,000
Deferred franchise fee income	702,000	549,000
Advertising fund liabilities	370,000	—
Accrued provision for store closure	109,000	425,000

Total current liabilities	7,102,000	7,442,000
Obligations under capital leases, excluding current installments	390,000	542,000
Long term debt, excluding current installments	783,000	1,491,000
Deferred rent	468,000	424,000

Total liabilities	8,743,000	9,899,000

Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,161,000 shares at June 30, 2004 and July 2, 2003	52,000	52,000
Additional paid-in capital	58,058,000	58,036,000
Accumulated deficit	(41,635,000)	(41,886,000)

Total stockholders’ equity	16,475,000	16,202,000
Commitments and contingencies (Notes 7, 8 and 11)

Total liabilities and stockholders’ equity	$25,218,000	$26,101,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
	(as restated)	(as restated)	(as restated)
Net revenue:
Retail sales	$31,617,000	$33,034,000	$38,658,000
Wholesale and other	15,466,000	15,336,000	16,681,000
Franchise revenue	7,542,000	6,611,000	6,666,000

Total revenue	54,625,000	54,981,000	62,005,000

Costs and expenses:
Cost of sales and related occupancy costs	25,144,000	26,262,000	30,423,000
Operating expenses	16,707,000	16,944,000	17,821,000
Depreciation and amortization	2,315,000	2,169,000	2,474,000
General and administrative expenses	9,770,000	9,346,000	9,587,000
Provision for asset impairment and restructuring costs	94,000	2,176,000	542,000
Gain on asset disposals	(2,000)	(868,000)	(423,000)

Total costs and expenses	54,028,000	56,029,000	60,424,000

Operating income (loss)	597,000	(1,048,000)	1,581,000
Interest expense	(348,000)	(305,000)	(600,000)
Interest and other income, net	30,000	49,000	63,000

Income (loss) before income tax provision	279,000	(1,304,000)	1,044,000
Income tax provision	28,000	54,000	92,000

Net income (loss)	$251,000	$(1,358,000)	$952,000

Net income (loss) per share – basic and diluted	$0.05	$(0.26)	$0.18

Weighted average shares outstanding:
Basic	5,161,000	5,161,000	5,161,000

Diluted	5,197,000	5,161,000	5,165,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, June 27, 2001 (as previously reported)	5,161,000	$52,000	$58,106,000	$(41,545,000)	$16,613,000
Restatement adjustments (See Note 2)				65,000	65,000

Balance, June 27, 2001 (as restated)	5,161,000	52,000	58,106,000	(41,480,000)	16,678,000

Stock issuance costs	—	—	(138,000)	—	(138,000)
Net income (as restated)	—	—	—	952,000	952,000

Balance, July 3, 2002 (as restated)	5,161,000	52,000	57,968,000	(40,528,000)	17,492,000
Stock compensation expense	—	—	68,000	—	68,000
Net loss (as restated)	—	—	—	(1,358,000)	(1,358,000)

Balance, July 2, 2003 (as restated)	5,161,000	52,000	58,036,000	(41,886,000)	16,202,000
Stock compensation expense	—	—	22,000	—	22,000
Net income (as restated)	—	—	—	251,000	251,000

Balance, June 30, 2004 (as restated)	5,161,000	$52,000	$58,058,000	$(41,635,000)	$16,475,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
	(as restated)	(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss)	$251,000	$(1,358,000)	$952,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,315,000	2,169,000	2,474,000
Amortization and write off of loan fees	152,000	79,000	189,000
Provision for (recovery of) bad debt	253,000	315,000	(471,000)
Provision for inventory obsolescence	210,000	34,000	83,000
Provision for asset impairment and restructuring	94,000	2,176,000	542,000
Provision for (reversal of) store closure	(70,000)	92,000	21,000
Stock compensation expense	22,000	68,000	—
Notes receivable issued for franchise fees	(22,000)	—	—
Gain on disposal of assets	(2,000)	(868,000)	(423,000)
Changes in operating assets and liabilities:
Accounts receivable	(136,000)	(756,000)	176,000
Inventories	(414,000)	(47,000)	(36,000)
Prepaid expenses	560,000	(229,000)	(438,000)
Other assets	(145,000)	(141,000)	51,000
Accounts payable	36,000	18,000	(146,000)
Accrued compensation	767,000	(30,000)	(920,000)
Accrued expenses	(6,000)	150,000	(396,000)
Accrued provision for store closure	(246,000)	(233,000)	(932,000)
Deferred franchise fees income and franchisee deposits	93,000	73,000	(219,000)
Deferred rent	44,000	40,000	(61,000)

Net cash provided by operating activities	3,756,000	1,552,000	446,000

Cash flows from investing activities:
Capital expenditures for property and equipment	(2,530,000)	(1,947,000)	(943,000)
Proceeds from disposal of property and equipment	64,000	1,209,000	2,187,000
Issuance of notes receivable	(20,000)	—	—
Payments received on notes receivable	48,000	48,000	227,000

Net cash provided by (used in) investing activities	(2,438,000)	(690,000)	1,471,000

Cash flows from financing activities:
Payments on long-term debt	(2,967,000)	(1,226,000)	(2,317,000)
Payments on capital lease obligations	(177,000)	(194,000)	(292,000)
Proceeds from issuance of common stock, net of fees paid	—	—	(138,000)
Borrowings under credit agreement	1,000,000	950,000	—

Net cash used in financing activities	(2,144,000)	(470,000)	(2,747,000)

Net increase (decrease) in cash	(826,000)	392,000	(830,000)
Cash at beginning of year	2,625,000	2,233,000	3,063,000

Cash at end of year	$1,799,000	$2,625,000	$2,233,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$153,000	$194,000	$435,000

Income taxes	$37,000	$60,000	$94,000

Non-cash transactions:
Issuance of notes receivable	$42,000	$—	$515,000

Assets purchased under capital leases	$—	$—	$225,000

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

Cost of Sales and Related Occupancy Costs

Cost of sales and related occupancy costs include cost of purchased products, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and all other costs of our distribution network and retail store occupancy costs. Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Rent expense is recorded on a straight-line basis over the respective terms of the leases.

Operating Expenses

Operating expenses include compensation costs that account for over 70% of the total. Other operating expenses include utilities, advertising and marketing, business insurance, taxes, licenses, fees and bank charges.

General and Administrative Expenses

General and administrative expenses include compensation costs that represent approximately 60% of the total. Other costs include legal, office rent, telephone, consulting and outside services, and Director’s and Officer’s insurance.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma net income (loss) and pro forma net income (loss) per share, as if the fair value-based method of SFAS No. 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
	(as restated)	(as restated)	(as restated)
Net income (loss) as reported	$251,000	$(1,358,000)	$952,000
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	22,000	68,000	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(926,000)	(573,000)	633,000

Pro forma net income (loss)	$(653,000)	$(1,863,000)	$1,585,000

Basic and diluted net income (loss) per share as reported	$0.05	$(0.26)	$0.18
Basic and diluted net income (loss) per share - Pro forma	$(0.13)	$(0.36)	$0.31

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
	(as restated)	(as restated)
Risk free interest rate	3.81%	2.57%	4.00%
Expected life	6 years	6 years	6 years
Expected volatility	57%	92%	86%
Expected dividend yield	0%	0%	0%

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

The following table details the various components included in franchise revenue:

	June 30, 2004	July 2, 2003	July 3, 2002
		(as restated)	(as restated)
Royalties	$5,950,000	$5,493,000	$5,667,000
Front end fees	1,271,000	756,000	566,000
Other	321,000	362,000	433,000

Total	$7,542,000	$6,611,000	$6,666,000

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

Advertising and Promotion Costs

The following table details the components of advertising and promotion costs:

	Fiscal Years Ended
	June 30, 2004	July 2, 2003	July 3, 2002
Advertising and Promotion Costs:
Advertising and promotion payments	$1,926,000	$1,396,000	$1,615,000
Less franchisee ad fund contributions	1,060,000	884,000	955,000

Net advertising and promotion payments	$866,000	$512,000	$660,000

Included in general and administrative expense	$140,000	$204,000	$210,000
Included in operating expenses	726,000	308,000	450,000

Total advertising and promotion expense	$866,000	$512,000	$660,000

Total advertising and promotion costs are for all Company brands sold in company-operated and franchise units. Franchisees are required to contribute 2% of sales to an advertising fund that is segregated and designated for advertising. The Company acts as an agent for the franchisees with regard to these contributions. The Company consolidates the fund into its financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expenses, in accordance with SFAS 45, Accounting for Franchisee Fee Revenue. As discussed in this Note 1 below, in Variable Interest Entities, the Company began to consolidate the advertising fund as of June 30, 2004, also on a net basis, as required for accounting periods ending after March 15, 2004.

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

For the year ended June 30, 2004, the $36,000 charged to expense was comprised of a $31,000 charge to cost of sales and related occupancy costs, a $4,000 charge for additional store closure costs expensed in fiscal 2004, and a $1,000 charge to general and administrative expense. These charges primarily related to negotiated lease settlements finalized during the first quarter of fiscal 2004. Also included in the provision for store closure as an adjustment was a benefit of $106,000, which reduced cost of sales and related occupancy costs due to a favorable lease settlement of a closed location.

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

Variable Interest Entities

On June 30, 2004 the Company adopted FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities—an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”) which addresses the consolidation of entities in which a reporting enterprise has an economic interest but for which the traditional voting interest approach to consolidation, based on voting rights, is ineffective in identifying where control of the entity lies, or in which the equity investors do not bear the economic risks and rewards of the entity. FIN 46R refers to those entities as variable interest entities (“VIEs”). FIN 46R requires the consolidation of VIEs by the primary beneficiary that absorbs a majority of the economic risks and rewards from the VIEs activities.

The Company acquired its franchise operations in 1999. At June 30, 2004, there were 137 domestic franchise units and 282 international franchise units. All franchise units are owned by the franchisees. The Company, as the franchisor, receives royalty fees on franchise sales, but has no equity interest and does not share in profits or losses of the franchise operation. The franchisees make the key decisions that impact the success of their operations. The Company’s rights are protective in nature and are designed to preserve the value of the brand that it licenses to the franchisee through the franchise agreement. The Company provides no financial support of any kind to the international franchisees. Of the 137 domestic franchise locations the Company provides subordinated financial support to the extent that it is the primary lessee on 96 of the coffeehouse leases and subleases the premises to the franchisees on a pass-through basis on the same terms as the primary lease. The franchisees generally pay rent directly to the primary lease landlord.

The Company calculated the present value of the subordinated financial support provided to each of the franchisees by the lease arrangements and compared it to the overall subordinated financing support as defined by FIN 46R and determined that for all but four stores the Company was providing less than 50% of the franchisees total subordinated financial support. For three of these remaining stores a further quantitative test of the franchisee’s equity indicated that it was well above the 10% minimum and that the franchisee would not be considered a VIE. The remaining one store may be considered a VIE, however, the consolidation of this franchisee would be immaterial.

The Company believes its risk of loss is not significant. As a condition to acquire a franchise, the prospective franchisee is required to have a personal net worth of at least $500,000, an amount believed to be sufficient to absorb possible franchise losses. Each franchisee is personally liable, either through direct ownership of the franchise or by a personal guarantee if the franchise is operated as a company. The Company looks to the franchisee’s personal assets to satisfy the franchise’s obligations, including the lease on which the Company is the primary lessee. This arrangement has historically insulated the Company from loss. In the rare situation where the franchisee’s personal assets have been insufficient to meet the obligations of the franchise, the Company has been able to accomplish an early termination of the lease at a substantial discount to the present value of the rentals for the remaining primary lease term.

The Company’s franchise agreements require that the franchisees pay an advertising fund contribution of 2% of franchise sales. These funds are maintained in a segregated fund and used to pay for franchise brand marketing. All contributions are used solely for brand advertising and none are revenue or income to the Company. The fund is administered by an employee of the Company and is subject to audit by a franchisee committee. In the event that the advertising fund in not sufficient to pay all outstanding invoices, the Company could be contingently liable for their payment. Accordingly, the Company determined that consolidation of the fund is appropriate under FIN 46R and adopted it in the quarter ended June 30, 2004. The Company included $370,000 of advertising fund assets, restricted, and advertising fund liabilities in the consolidated balance sheet as of June 30, 2004. Advertising fund assets are primarily cash, which is segregated and restricted to use for franchise brand advertising. Advertising fund liabilities consist mainly of accounts payable, accrued expenses and deferred obligations. As noted in “Advertising and Promotion Costs” above, the advertising contributions and disbursements are reported in the consolidated statement of operations on a net basis whereby contributions are recorded as offsets to the Company’s reported operating and general and administrative expenses.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

Certain reclassifications have been made to prior periods to conform to the 2004 presentation.

2. Restatement of Previously Issued Consolidated Financial Statements

In the third quarter of fiscal 2005 the Company completed a review of its procedures in accounting for leases and determined that these procedures were incorrect and previously issued financial statements required restatement. The Company has corrected its accounting treatment for amortization of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities restating previously issued financial statements for the fiscal years 2004, 2003 and 2002. The cumulative effect of these corrections was a $402,000 reduction of previously reported earnings. The Company historically calculated straight-line rent expense and amortized some of its leasehold improvements over a period that included both the initial term of the lease and the option periods. The Company determined that its method of accounting for the lease term used in establishing the straight-line rent and amortization period was not in accordance with the applicable accounting literature. Accordingly, the Company corrected its accounting for leasehold improvements and straight-line rent expense. For leases with renewal periods at the Company’s option, the Company now generally uses the lesser of useful life or original lease term, excluding renewal option periods to determine useful lives. If failure to exercise a renewal option imposes an economic penalty to the Company, management may determine that renewal is reasonably assured and include that renewal option period in the determination of the lease term and the appropriate estimated useful lives. The Company’s policy requires lease term consistency when estimating useful lives, classifying a lease as capital or operating, and computing straight-line rent expense. The correction of this accounting required the Company to record additional amortization expense and to decrease both deferred rent and the amount of rent expense previously recorded.

Additionally, the Company identified instances in which property and equipment was not retired in a timely manner. During fiscal 2003 and fiscal 2004, the Company remodeled 14 coffeehouse locations and did not retire some leasehold improvements. The Company has corrected this error through its restatement.

The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. The Company has now determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as “Deferred rent” on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

In the course of its review of lease accounting procedures, the Company also noted additional unrelated errors affecting reported results for prior periods. Royalty income of $202,000 earned in fiscal year 2003 was incorrectly reported as income in fiscal year 2002. Also, income related to construction services provided to franchisees in fiscal years prior to fiscal year 2002 was not recorded until fiscal year 2002, in which $120,000 was improperly reported as income and fiscal year 2003 in which $109,000 was improperly reported as income. Also the Company determined that its allowance for doubtful accounts was overstated by $74,000 in fiscal 2002 and understated by a like amount in fiscal 2003. The Company has corrected all of these errors through its restatement.

The following is a summary of the significant effects of these changes on the Company’s condensed consolidated financial statements:

	Previously Reported	Adjustments	As Restated
Fiscal 2004
Balance Sheet Data
Property and equipment, net	$7,111,000	$(424,000)	$6,687,000
Total assets	25,642,000	(424,000)	25,218,000

Deferred rent	490,000	(22,000)	468,000
Total liabilities	8,765,000	(22,000)	8,743,000

Accumulated deficit	(41,233,000)	(402,000)	(41,635,000)
Total stockholders’ equity	16,877,000	(402,000)	16,475,000
Total liabilities and stockholders’ equity	25,642,000	(424,000)	25,218,000

Statement of Operations Data
Cost of sales and related occupancy costs	$25,112,000	$32,000	$25,144,000
Depreciation and amortization	2,289,000	26,000	2,315,000
General and administrative expenses	9,813,000	(43,000)	9,770,000
Total costs and expenses	54,013,000	15,000	54,028,000
Operating income	612,000	(15,000)	597,000
Income before income tax provision	294,000	(15,000)	279,000
Net income	266,000	(15,000)	251,000
Net income per share– basic and diluted	0.05	—	0.05

Statement of Cash Flows Data
Net cash provided by operating activities	$3,713,000	$43,000	$3,756,000
Net cash used in investing activities	(2,395,000)	(43,000)	(2,438,000)

	Previously Reported	Adjustments	As Restated
Fiscal 2003
Balance Sheet Data
Property and equipment, net	$7,052,000	$(441,000)	$6,611,000
Total assets	26,542,000	(441,000)	26,101,000

Deferred rent	478,000	(54,000)	424,000
Total liabilities	9,953,000	(54,000)	9,899,000

Accumulated deficit	(41,499,000)	(387,000)	(41,886,000)
Total stockholders’ equity	16,589,000	(387,000)	16,202,000
Total liabilities and stockholders’ equity	26,542,000	(441,000)	26,101,000

Statement of Operations Data
Franchise revenue	$6,409,000	$202,000	$6,611,000
Total revenue	54,779,000	202,000	54,981,000

Cost of sales and related occupancy costs	26,276,000	(14,000)	26,262,000
Operating expenses	16,870,000	74,000	16,944,000
Depreciation and amortization	1,944,000	225,000	2,169,000
General and administrative expenses	9,237,000	109,000	9,346,000
Provision for asset impairment and restructuring costs	2,232,000	(56,000)	2,176,000
Total costs and expenses	55,692,000	337,000	56,029,000
Operating loss	(913,000)	(135,000)	(1,048,000)
Loss before income tax provision	(1,169,000)	(135,000)	(1,304,000)
Net loss	(1,223,000)	(135,000)	(1,358,000)
Net loss per share – basic and diluted	(0.24)	(0.03)	(0.26)

Fiscal 2002
Statement of Operations Data
Franchise revenue	$6,868,000	$(202,000)	$6,666,000
Total revenue	62,207,000	(202,000)	62,005,000

Cost of sales and related occupancy costs	30,439,000	(16,000)	30,423,000
Operating expenses	17,895,000	(74,000)	17,821,000
Depreciation and amortization	2,384,000	90,000	2,474,000
General and administrative expenses	9,467,000	120,000	9,587,000
Provision for asset impairment and restructuring costs	547,000	(5,000)	542,000
Total costs and expenses	60,309,000	115,000	60,424,000
Operating income	1,898,000	(317,000)	1,581,000
Income before income tax provision	1,361,000	(317,000)	1,044,000
Net income	1,269,000	(317,000)	952,000
Net income per share – basic and diluted	0.25	(0.06)	0.18

Certain amounts in Notes 1, 5, 10, 12, 13, and 14 have been restated to reflect the restatement adjustments described above.

3. Inventories

Inventories consist of the following:

	June 30, 2004	July 2, 2003
Unroasted coffee	$1,067,000	$1,034,000
Roasted coffee	632,000	572,000
Accessory and specialty items	198,000	163,000
Other food, beverage and supplies	918,000	842,000

	$2,815,000	$2,611,000

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2004 (as restated)	July 2, 2003 (as restated)
Buildings	$365,000	$365,000
Leasehold improvements	6,439,000	6,013,000
Equipment	13,564,000	12,981,000
Furniture and fixtures	1,097,000	945,000
Construction in progress	391,000	189,000

	21,856,000	20,493,000
Accumulated depreciation and amortization	(15,169,000)	(13,882,000)

	$6,687,000	$6,611,000

Property held under capitalized leases in the amount of $958,000 at June 30, 2004 and July 2, 2003, is included in equipment. Accumulated amortization of such equipment amounted to $625,000 at June 30, 2004 and $597,000 at July 2, 2003.

6. Intangible Assets

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

Goodwill by segment was as follows:

	June 30, 2004	July 2, 2003
Retail Operations	$1,267,000	$1,267,000
Wholesale Operations	6,311,000	6,311,000
Franchise Operations	2,612,000	2,612,000

Goodwill	$10,190,000	$10,190,000

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Debt

Long-term debt consists of the following:

	June 30, 2004	July 2, 2003
Bank of the West
Note payable bearing interest at a rate of 3% over LIBOR, or 4.34% as of July 2, 2003 and payable in monthly installments of $100,000. Due March 31, 2005. Note was secured by the assets of the Company and its subsidiaries’ stock	$—	$2,000,000
Bank of the West
Note payable bearing interest at a rate of 4.29% as of July 2, 2003, and payable in monthly installments of $26,000. Due August 28, 2006. Note was secured by coffee packaging equipment.	—	950,000
Contingent Convertible Note
Note payable bearing interest at a rate of LIBOR plus 3.30% (4.64% as of June 30, 2004) and payable in monthly installments of $16,667 with balance due on May 10, 2007. Note is unsecured.	983,000	—

	983,000	2,950,000
Less: current installments	(200,000)	(1,459,000)

Long-term debt, excluding current installments	$783,000	$1,491,000

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters. Notes are convertible into the Company’s common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on May 10, 2008. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, the Company immediately issued a $1,000,000 note under the facility, and used the proceeds of the note and other available cash to repay all outstanding debt with Bank of the West (“BOW”).

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

8. Commitments and Contingencies

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

Future minimum lease payments under non-cancelable operating leases, franchise-system operating leases and capital leases, and minimum future sublease rentals expected to be received as of June 30, 2004, are as follows:

Year Ending June	Capital Leases	Non-Cancelable Operating Leases
		Total	Company operated retail locations	Franchise operated retail locations (A)	Out of chain subleased locations (B)
2005	$206,000	$8,275,000	$3,134,000	$4,495,000	$646,000
2006	105,000	6,294,000	2,445,000	3,248,000	601,000
2007	44,000	4,546,000	1,606,000	2,458,000	482,000
2008	44,000	3,523,000	1,313,000	1,878,000	332,000
2009	44,000	2,637,000	1,145,000	1,226,000	266,000
Thereafter	303,000	4,644,000	2,031,000	2,032,000	581,000

	746,000	$29,919,000	$11,674,000	$15,337,000	$2,908,000

Less amount representing interest (8% to 15%)	(196,000)

Present value of minimum lease payments	550,000
Less current installments	(160,000)

Obligations under capital leases, excluding current installments	$390,000

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

Rent expense under operating leases approximated $4,238,000, $4,610,000, and $5,495,000 for the years ended June 30, 2004, July 2, 2003, and July 3, 2002, respectively.

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

9. Stockholders’ Equity

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

Stock Purchase Warrants

The terms of the Contingent Convertible Note Purchase Agreement provide that outstanding Notes are convertible into shares of the Company’s common stock at a price that is equal to the greater of the price of the stock on the date that Note is issued or 85% of the average price paid per share of common stock by a person who engages in a transaction that results in a change of control, as defined in the Agreement, occurs. The Notes are convertible only if and when a change of control occurs. As Notes are paid the Agreement provides that warrants are to be issued. The warrants are exercisable on substantially the same terms as the Notes are convertible. The warrants are also only exercisable if and when a change of control event occurs. The price of the Company’s common stock on May 10, 2004, the date that the $1,000,000 Note was issued, was $3.95 per share. A principal payment of $16,667 in June 2004 resulted in the issuance of 4,219 warrants that are exercisable at the greater of $3.95 per share or 85% of the average price paid per share of common stock by a person who engages in a transaction that results in a change of control, as defined in the Agreement, occurs.

10. Income Taxes

The components of income tax expense are as follows:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
Current:
Federal	$—	$—	$—
State	(1,000)	16,000	57,000
Foreign	29,000	38,000	35,000

	28,000	54,000	92,000

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$28,000	$54,000	$92,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	June 30, 2004	July 2, 2003
	(as restated)	(as restated)
Deferred tax assets:
Net operating loss carryforwards	$11,347,000	$12,158,000
Intangible assets	(18,000)	198,000
Property and equipment	2,575,000	1,056,000
Accrued expenses	639,000	774,000
Accrued provision for store closure	42,000	165,000
Other	157,000	73,000

Total gross deferred tax assets	14,742,000	14,424,000
Less valuation allowance	(14,742,000)	(14,424,000)

Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax expense (benefit) rate is as follows:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended June 3, 2002
Federal statutory rate	34.0%	(34.0)%	34.0%
State income taxes, net of Federal benefit	5.0	2.0	4.0
Goodwill and other non-deductible costs	5.5	(7.0)	18.6
Valuation allowance	(64.8)	38.0	(61.7)
Other	0.1	3.0	9.0
Foreign income taxes	13.6	3.0	3.0

	(6.6)%	5.0%	6.9%

As of June 30, 2004, the Company had net operating loss (NOL) carry-forwards of approximately $30,546,000 and $19,228,000 for federal and state purposes, respectively. The federal NOL is available to offset future federal taxable income through 2024, and the state NOL is available to offset future state taxable income through 2014. The utilization of certain NOL carryforwards could be limited due to the restriction imposed under federal and state laws upon a change in ownership.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset. As of June 30, 2004 and July 2, 2003, the valuation allowance was $14,742,000 and $14,424,000, respectively. The change in the valuation allowance during 2004 was an increase of $318,000.

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

The Company recorded asset impairment charges of $2,176,000 in fiscal 2003. These charges were comprised of a charge of $276,000 to write down the carrying value of four Company operated coffeehouses and a charge of $1,900,000 related to goodwill impairment. The Company performed an annual review of its goodwill at July 2, 2003, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires, among other things, the use of a non-amortization approach for purchased goodwill and certain intangibles. Goodwill and certain intangibles with indefinite lives will not be amortized but instead will be reviewed for impairment at least annually (see note 6).

The Company recorded a charge of $542,000 in fiscal 2002 for asset impairment and restructuring costs. This charge was comprised of severance and benefit costs of $336,000 associated with the elimination of 10 support center positions, plus a net charge of $211,000 to write down the carrying value of four Company operated coffeehouses and sale of a parcel of land.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended June 30, 2004	Year Ended July 2, 2003	Year Ended July 3, 2002
	(as restated)	(as restated)	(as restated)
Numerator:
Net income (loss)	$251,000	$(1,358,000)	$952,000

Denominator:
Basic weighted average common shares outstanding	5,161,000	5,161,000	5,161,000
Effect of dilutive securities	36,000	—	4,000

Diluted weighted average common shares outstanding	5,197,000	5,161,000	5,165,000

Basic and diluted net income (loss) per share	$0.05	$(0.26)	$0.18

For the years ended June 30, 2004, July 2, 2003 and July 3, 2002, employee stock options of 912,000, 749,000, and 418,000, respectively, and warrants of 500,000 for each year (as described in note 9), were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. The weighted average strike price of anti-dilutive securities for the years ended June 30, 2004, July 2, 2003 and July 3, 2002 was $6.70, $6.44 and $7.05, respectively.

The stock purchase warrants issued pursuant to terms of the Convertible Note Purchase Agreement were excluded from the computation of diluted earnings per share for the year ended June 30, 2004 as their impact would have been anti-dilutive.

13. Segment Information

The Company has three reportable segments, retail operations, wholesale operations and franchise operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

The retail operations segment includes only company-operated retail units. Revenues are derived from sales of products and services by the units. Retail segment profit before tax is net of cost of goods sold and related occupancy costs, retail-operating expenses and specifically identified general and administrative costs.

The wholesale operations segment sells coffee products to company stores, franchisees, and third parties. Reported revenues for the wholesale segment include sales to franchisees and third parties, but sales to company-operated retail units are eliminated in consolidation. Wholesale segment profit before tax includes a manufacturing profit on all sales, including those to company-operated retail units, but inter-company profit in retail unit inventories is eliminated at each period end. Wholesale segment profit before tax also is net of specifically identified selling, general and administrative expenses as well as costs of the Company’s coffee roasting facility.

The franchise operations segment revenues include franchise store opening fees, franchise renewal and various service fees, roasting fees and royalty fees. Franchise segment profit before tax is net of specifically identified operating, general and administrative expenses.

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

	Retail Operations (as restated)	Wholesale Operations	Franchise Operations (as restated)	Other (as restated)	Total (as restated)
Year ended June 30, 2004
Total revenue	$31,617,000	$15,466,000	$7,542,000	$—	$54,625,000
Interest expense	31,000	—	38,000	279,000	348,000
Depreciation and amortization	1,372,000	577,000	—	366,000	2,315,000
Segment profit (loss) before tax	926,000	2,438,000	7,179,000	(10,264,000)	279,000
Total assets as of June 30, 2004	$6,401,000	$11,798,000	$3,900,000	$3,119,000	$25,218,000
Year ended July 2, 2003
Total revenue	$33,034,000	$15,336,000	$6,611,000	$—	$54,981,000
Interest expense	41,000	—	54,000	210,000	305,000
Depreciation and amortization	1,420,000	479,000	—	270,000	2,169,000
Segment profit (loss) before tax	(747,000)	1,942,000	6,416,000	(8,915,000)	(1,304,000)
Total assets as of July 2, 2003	$6,421,000	$11,895,000	$3,956,000	$3,829,000	$26,101,000
Year ended July 3, 2002
Total revenue	$38,658,000	$16,681,000	$6,666,000	$—	$62,005,000
Interest expense	64,000	—	70,000	466,000	600,000
Depreciation and amortization	1,570,000	581,000	—	323,000	2,474,000
Segment profit (loss) before tax	1,864,000	2,661,000	6,759,000	(10,240,000)	1,044,000
Total assets as of July 3, 2002	$9,735,000	$10,937,000	$3,644,000	$3,490,000	$27,806,000

Intercompany sales from wholesale operations to retail operations of $3,188,000 for fiscal 2002, $2,839,000 for fiscal 2003 and $2,607,000 for fiscal 2004 have been eliminated.

14. Selected Quarterly Financial Data (Unaudited)

The information in this footnote has been revised from the information previously reported to reflect a restatement of the Company’s financial statements for the first quarter of fiscal 2004. This change is the result a correction made to recognize $113,000 in additional franchise revenue under a terminated franchise agreement in the first quarter of fiscal 2004. In addition, see Note 2 herein for further explanation of changes from previously reported financial statements.

The quarterly results of operations for the years ended June 30, 2004 and July 2, 2003 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal 2004 (as restated)
Total revenue	$11,424	$14,252	$12,500	$16,449
Operating income (loss)	(142)	592	9	138
Net income (loss)	(208)	524	(59)	(6)
Basic income (loss) per share	(0.04)	0.10	(0.01)	0.00
Diluted income (loss) per share	(0.04)	0.10	(0.01)	0.00

Fiscal 2004 (as previously reported)
Total revenue	$11,311	$14,252	$12,500	$16,449
Operating income (loss)	(235)	612	(1)	123
Net income (loss)	(301)	544	(69)	(21)
Basic income (loss) per share	(0.06)	0.11	(0.01)	0.00
Diluted income (loss) per share	(0.06)	0.10	(0.01)	0.00

Fiscal 2003 (as restated)
Total revenue	$12,346	$15,170	$12,057	$15,408
Operating income (loss)	46	958	(207)	(1,845)
Net income (loss)	(49)	876	(258)	(1,927)
Basic income (loss) per share	(0.01)	0.17	(0.05)	(0.37)
Diluted income (loss) per share	(0.01)	0.17	(0.05)	(0.37)

Fiscal 2003 (as previously reported)
Total revenue	$12,346	$14,968	$12,057	$15,408
Operating income (loss)	85	795	(168)	(1,625)
Net income (loss)	(10)	712	(219)	(1,706)
Basic income (loss) per share	(0.00)	0.14	(0.04)	(0.33)
Diluted income (loss) per share	(0.00)	0.14	(0.04)	(0.33)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the Company’s business, which may affect sales volume and food costs. All quarters have 12-week accounting periods, except the fourth quarter, which has a 16-week accounting period.

The Company recorded asset impairment and restructuring charges of $94,000 and $2,118,000 during the fourth quarters of the years ended June 30, 2004 and July 2, 2003, respectively (see note 11).

The Company recognized $263,000 of revenue as a result of the termination of an area development agreement with a franchisee in Malaysia, all of which was recognized in the first quarter of the year ended June 30, 2004.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period (as restated)	Provisions (Recoveries) (as restated)	Additional Provisions Obtained in Acquisitions	Accounts Written Off	Balance at End of Period (as restated)
Allowance for Bad Debt:
Year ended July 3, 2002	$2,007,000	$(471,000)	$0	$(246,000)	$1,290,000

Year ended July 2, 2003	$1,290,000	$315,000	$0	$(230,000)	$1,375,000

Year ended June 30, 2004	$1,375,000	$253,000	$0	$(473,000)	$1,155,000

See Note 2 herein for explanation of changes from previously reported financial statements.

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc.(1)

3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)

3.2	Bylaws of the Company(3)

4.1	Specimen Stock Certificate(4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP(5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP(5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(6)

4.6	Form of Warrant, dated May 8, 2001(2)

4.7	Registration Rights Agreement, dated May 8, 2001(2)

4.8	Form of Warrant Agreement with Nuvrty, Inc., Ocean Trust, and Grandview Trust(7)

4.9	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(8)

10.1	Form of Indemnification Agreement(5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(21)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(10)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(11)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(12)*

10.6	Reserved.

10.7	Form of Diedrich Coffee Franchise Agreement(20)

10.8	Form of Gloria Jean’s Franchise Agreement(20)

10.9	Form of Area Development Agreement(20)

10.10	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.11	Form of Guaranty(13)

10.12	Form of Guarantor Security Agreement(13)

10.13	Form of Supplemental Security Agreement (Trademarks)(13)

10.14	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.15	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective December 17, 2002(14)

10.16	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003(15)

10.17	Third Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective July 1, 2003(16)

10.18	Fourth Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective October 1, 2003 (20)

10.19	Amended and Restated Credit Agreement with Bank of the West, effective May 10, 2004††

10.20	Employment Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.21	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.22	Employment Agreement with Martin A. Lynch, dated March 26, 2004(9)*

10.23	Form of Employment Agreement with Martin R. Diedrich, dated June 29, 2001(17)*

10.24	Employment Agreement with Matthew McGuinness, effective March 13, 2000(18)*

10.25	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001(20)*

10.26	Employment Letter regarding the employment of Michael Zorehkey, dated February 3, 2000(20)*

10.27	Employment Letter regarding the employment of Carl Mount dated October 29, 1999(19)*

10.28	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch(15)*

10.29	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant)††

10.30	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(16)

10.31	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(16)

10.32	Reserved.

21.1	List of Subsidiaries(18)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
††	Previously filed with this Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.
(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.
(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.
(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.
(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.
(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.
(6)	Previously filed as Appendix B to Diedrich Coffee’ Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.
(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.
(8)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.
(9)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.
(10)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.
(11)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996 and declared effective on September 11, 1996.
(13)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.
(14)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 18, 2002, filed with the Securities and Exchange Commission on January 31, 2003.
(15)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.
(16)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.
(17)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.
(18)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.
(19)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.
(20)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.
(21)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

S-4