Form 10-Q/A
period 2004-09-22
DIEDRICH COFFEE INC
filed 2005-09-27
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment Number 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Diedrich Coffee, Inc. for the quarterly period ended September 22, 2004 is to restate our Condensed Consolidated Balance Sheet as of September 22, 2004 and related disclosures, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements. The effect of the restatement is immaterial to the Statement of Operations; as such, this restatement does not impact the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K/A, filed with the SEC on April 8, 2005 and Amendment Number 3 to our Form 10-K for the fiscal year ended June 30, 2004, filed with the SEC on September 27, 2005.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 12, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 22, 2004	June 30, 2004
	(Unaudited)
	(as restated)
Assets
Current assets:
Cash	$1,360,000	$1,799,000
Accounts receivable, less allowance for doubtful accounts of $1,242,000 at September 22, 2004 and $1,155,000 at June 30, 2004	2,807,000	2,337,000
Inventories	2,957,000	2,815,000
Current portion of notes receivable	180,000	81,000
Advertising fund assets, restricted	337,000	370,000
Prepaid expenses	709,000	341,000

Total current assets	8,350,000	7,743,000
Property and equipment, net	6,942,000	6,687,000
Goodwill	10,190,000	10,190,000
Notes receivable, excluding current installments	70,000	153,000
Other assets	508,000	445,000

Total assets	$26,060,000	$25,218,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$146,000	$160,000
Current installments of long-term debt	425,000	200,000
Accounts payable	1,918,000	2,144,000
Accrued compensation	2,533,000	2,074,000
Accrued expenses	828,000	732,000
Franchisee deposits	602,000	611,000
Deferred franchise fee income	816,000	702,000
Advertising fund liabilities	337,000	370,000
Accrued provision for store closure	100,000	109,000

Total current liabilities	7,705,000	7,102,000
Obligations under capital leases, excluding current installments	368,000	390,000
Long term debt, excluding current installments	1,508,000	783,000
Deferred rent	466,000	468,000

Total liabilities	10,047,000	8,743,000

Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,163,000 shares at September 22, 2004 and June 30, 2004	52,000	52,000
Additional paid-in capital	58,064,000	58,058,000
Accumulated deficit	(42,103,000)	(41,635,000)

Total stockholders’ equity	16,013,000	16,475,000
Commitments and contingencies (notes 3, 4 and 7)

Total liabilities and stockholders’ equity	$26,060,000	$25,218,000

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

Pro forma net loss and pro forma net loss per share, as if the fair value-based method of SFAS No. 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

	TWELVE WEEKS ENDED
Pro Forma	September 22, 2004	September 24, 2003
Net loss	$(468,000)	$(188,000)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(181,000)	(160,000)

Pro forma net loss	$(649,000)	$(348,000)

Basic and diluted loss per share	$(0.13)	(0.07)

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

2.	Restatement of Previously Issued Financial Statements

In the third quarter of fiscal 2005 the Company completed a review of its procedures in accounting for leases and determined that these procedures were incorrect and previously issued financial statements required restatement. The Company has corrected its accounting treatment for amortization of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities restating previously issued financial statements for the fiscal years 2004, 2003 and 2002. The cumulative effect of these corrections was a $402,000 reduction of previously reported earnings. The impact on the current quarter’s Statement of Operations results was an increase to net loss of $1,000. This is considered to be immaterial. There is no impact on per share amounts. The Company historically calculated straight-line rent expense and amortized some of its leasehold improvements over a period that included both the initial term of the lease and the option periods. The Company determined that its method of accounting for the lease term used in establishing the straight-line rent and amortization period was not in accordance with the applicable accounting literature. Accordingly, the Company corrected its accounting for leasehold improvements and straight-line rent expense. For leases with renewal periods at the Company’s option, the Company now generally uses the original lease term, excluding renewal option periods to determine useful lives. If failure to exercise a renewal option imposes an economic penalty to the Company, management may determine that renewal is reasonably assured and include an additional renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease term consistency when calculating the amortization period, classifying a lease as capital or operating, and computing straight-line rent expense. The correction of this accounting required the Company to record additional amortization expense and to decrease both deferred rent and the amount of rent expense previously recorded.

Additionally, the Company identified instances in which property and equipment was not retired in a timely manner. During fiscal 2003 and fiscal 2004, the Company remodeled 14 coffeehouse locations and did not retire some leasehold improvements. The Company has corrected this error through its restatement.

The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the condensed consolidated balance sheets and capital expenditures in investing activities on the condensed consolidated statements of cash flows. The Company has now determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as “Deferred rent” on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

The following is a summary of the significant effects of these changes on the Company’s Condensed Consolidated Balance Sheet statement:

	Previously Reported	Adjustments	As Restated
Twelve Weeks Ended September 22, 2004
Balance Sheet Data
Property and equipment, net	$7,366,000	$(424,000)	$6,942,000
Total assets	26,484,000	(424,000)	26,060,000
Deferred rent	488,000	(22,000)	466,000
Total liabilities	10,069,000	(22,000)	10,047,000
Accumulated deficit	(41,701,000)	(402,000)	(42,103,000)
Total stockholders’ equity	16,415,000	(402,000)	16,013,000
Total liabilities and stockholders’ equity	26,484,000	(424,000)	26,060,000

3.	INVENTORIES

Inventories consist of the following:

	September 22, 2004	June 30, 2004
Unroasted coffee	$1,241,000	$1,067,000
Roasted coffee	555,000	632,000
Accessory and specialty items	228,000	198,000
Other food, beverage and supplies	933,000	918,000

	$2,957,000	$2,815,000

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 22, 2004	June 30, 2004
Contingent Convertible Note
Note payable bearing interest at a rate of LIBOR plus 3.30% and payable in monthly installments of $35,417 with balance due on May 10, 2007. Note is unsecured	1,933,000	983,000

	1,933,000	983,000
Less: current installments	425,000	200,000

Long-term debt, excluding current installments	$1,508,000	$783,000

On May 10, 2004, the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company, at its election, to issue notes to the lender, Sequoia Enterprises L.P., with up to an aggregate principal amount of $5,000,000. The notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters. As of September 22, 2004, the Company was in compliance with all debt covenants. Notes are convertible into the Company’s common stock only upon certain changes of control. In addition, upon occurrence of the same changes in control that would permit the notes to be converted into common stock, the Company will issue the lender warrants to purchase shares of common stock. The number of warrants that the Company will issue, if any, will directly correlate to the amount of notes issued and repaid. The issued warrants, if any, will expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, the Company immediately issued a $1,000,000 note, and used the proceeds of the note and other available cash to repay all outstanding debt with Bank of the West (“BOW”). On September 15, 2004, the Company issued an additional $1,000,000 note under this facility.

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

Maturities of long-term debt for years subsequent to September 22, 2004 are as follows:

Payments due by period
12 months	$425,000
13-24 months	425,000
25-36 months	1,083,000

Total long-term debt	$1,933,000

5.	ACCRUED PROVISION FOR STORE CLOSURE

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

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended June 30, 2004	$425,000	$36,000	$(106,000)	$(246,000)	$109,000
Twelve weeks ended September 22, 2004	$109,000	$—	$—	$(9,000)	$100,000

For the twelve weeks ended September 22, 2004, no expenses were incurred. The Company made cash payments in the amount of $9,000.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended September 22, 2004	Twelve Weeks September 24, 2003
Numerator:
Net income (loss)	$(468,000)	$(188,000)

Denominator:
Basic weighted average shares outstanding	5,163,000	5,161,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,163,000	5,161,000

Basic and diluted net income (loss) per share	$(0.09)	$(0.04)

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

	TWELVE WEEKS ENDED
	September 22, 2004	September 24, 2003
Revenue:
Retail	$7,129,000	$6,873,000
Wholesale	3,364,000	2,874,000
Franchise	1,767,000	1,677,000

Total revenue	$12,260,000	$11,424,000

Interest expense:
Retail	$4,000	$6,000
Franchise	7,000	10,000
Corporate	31,000	47,000

Total interest expense	$42,000	$63,000

Depreciation and amortization:
Retail	$356,000	$273,000
Wholesale	128,000	139,000
Corporate	61,000	175,000

Total depreciation and amortization	$545,000	$587,000

Segment profit (loss) before income tax provision:
Retail	$34,000	$159,000
Wholesale	489,000	429,000
Franchise	1,615,000	1,592,000
Corporate	(2,599,000)	(2,359,000)

Total segment profit (loss) before income tax provision	$(461,000)	$(179,000)

	September 22, 2004 (as restated)	June 30, 2004
Identifiable assets:
Retail	$5,689,000	$5,134,000
Wholesale	5,765,000	5,487,000
Franchise	1,895,000	1,658,000
Corporate	2,521,000	2,749,000

Tangible assets	15,870,000	15,028,000
Goodwill - Retail	1,267,000	1,267,000
Goodwill - Wholesale	6,311,000	6,311,000
Goodwill - Franchise	2,612,000	2,612,000

Total assets	$26,060,000	$25,218,000

8.	LEASE CONTINGENCIES

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

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors and Trends Affecting Diedrich Coffee and Its Business” in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 and in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc.

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

Income Tax Provision. Net operating losses generated in previous years resulted in no federal income tax liability and only a nominal amount of state income tax expense for the twelve weeks ended September 22, 2004 and the prior year period. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. The slight fluctuation in expense between the twelve weeks ended September 22, 2004 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a variety of states. As of September 22, 2004, net operating loss carryforwards for federal and state income tax purposes of $31,753,000 and $19,832,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to possible annual limitations pertaining to change in ownership rules under the Internal Revenue Code. For the twelve weeks ended September 22, 2004, our valuation allowance increased $329,000.

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

Outstanding Debt and Financing Arrangements. On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us, at our election, to issue notes to the lender, Sequoia Enterprises L.P., up to an aggregate principal amount of $5,000,000. Issued notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters. Notes are convertible into our common stock only upon certain changes of control. In addition, upon the occurance of the same changes in control that would permit the notes to be converted into common stock, we will issue the lender warrants to purchase shares of common stock. The number of warrants we will issue, if any, will directly correlate to the amount of notes issued and repaid. The issued warrants, if any, will expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, we immediately issued a $1,000,000 note under the facility and used the proceeds from that note and other available cash to repay all outstanding debt with Bank of the West. On September 15, 2004, we issued another $1,000,000 note under the facility. As of September 22, 2004, $1,933,000 was outstanding under the facility.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of September 22, 2004:

	Payments Due by Period
	Total	12 Months	13-24 Months	25-36 Months	37-48 Months	49-60 Months	Thereafter
	(In thousands)
Note payable	$1,933	$425	$425	$1,083	$—	$—	$—
Interest on Note payable	283	119	103	61	—	—	—
Capital leases	514	146	60	23	24	26	235
Company operated retail locations and other operating leases	14,529	3,938	2,754	2,010	1,665	1,392	2,770
Franchise operated retail locations operating leases	14,419	4,263	3,100	2,438	1,695	1,150	1,773
Green coffee commitments	1,492	1,175	317	—	—	—	—

	$33,170	$10,066	$6,759	$5,615	$3,384	$2,568	$4,778

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

Item 4.	Controls and Procedures.

(a)	As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. As initially reported in the Form 10-Q for the period ended September 22, 2004, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Diedrich Coffee (including our subsidiaries) required to be included in our periodic SEC filings.

(b)	Subsequently, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer and the Audit Committee of the Board of Directors determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in the Company’s accounting policies for leases that was not consistent with United States generally accepted accounting principles (“GAAP”). The Company’s controls over the selection, monitoring, implementation and review of the Company’s lease accounting policies, specifically amortization of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities were not effective. As a result, on April 1, 2005, the Audit Committee concluded that it concurred with the Company’s management recommendation to restate the financial statements for the fiscal years ended July 3, 2002, July 2, 2003 and June 30, 2004, and for the first, second and third quarters of the current fiscal year to correct errors in lease accounting, as reported in our Current Report on Form 8-K, filed on April 1, 2005, and amended on April 8, 2005. The Company filed an amended Annual Report for the year ended June 30, 2004 on Form 10-K/A, to restate prior period financial statements.

(c)	The Company remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to amortization of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities by changing the Company’s accounting policies for leases to conform to GAAP, training the accounting staff regarding the policy changes and increasing management oversight of compliance.

(d)	Except for the material weakness described above, there was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Date: September 27, 2005	DIEDRICH COFFEE, INC.

/s/ Roger M. Laverty
Roger M. Laverty
President and Chief Executive Officer (On behalf of the registrant)

/s/ Martin A. Lynch
Martin A. Lynch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)