Form 10-Q/A
period 2004-12-15
DIEDRICH COFFEE INC
filed 2005-09-27
CIK 947661

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

As of February 4, 2005, there were 5,162,620 shares of common stock of the registrant outstanding.

EXPLANATORY NOTE

The purpose of this Amendment Number 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Diedrich Coffee, Inc. for the quarterly period ended December 15, 2004 is to restate our Condensed Consolidated Balance Sheet as of December 15, 2004 and related disclosures, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements. The effect of the restatement is immaterial to the Statement of Operations; as such, this restatement does not impact the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K/A, filed with the SEC on April 8, 2005 and Amendment Number 3 to our Form 10-K for the fiscal year ended June 30, 2004, filed with the SEC on September 27, 2005.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 7, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 15, 2004	June 30, 2004
	(Unaudited)
	(as restated)
Assets (Note 3)
Current assets:
Cash	$1,315,000	$1,799,000
Accounts receivable, less allowance for doubtful accounts of $1,118,000 at December 15, 2004 and $1,155,000 at June 30, 2004	4,026,000	2,337,000
Inventories	2,841,000	2,815,000
Current portion of notes receivable	198,000	81,000
Advertising fund assets, restricted	197,000	370,000
Prepaid expenses	712,000	341,000

Total current assets	9,289,000	7,743,000
Property and equipment, net	6,909,000	6,687,000
Goodwill	10,190,000	10,190,000
Notes receivable, excluding current installments	36,000	153,000
Other assets	530,000	445,000

Total assets	$26,954,000	$25,218,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$144,000	$160,000
Current installments of long-term debt	425,000	200,000
Accounts payable	2,591,000	2,144,000
Accrued compensation	2,232,000	2,074,000
Accrued expenses	743,000	732,000
Franchisee deposits	619,000	611,000
Deferred franchise fee income	1,060,000	702,000
Advertising fund liabilities	197,000	370,000
Accrued provision for store closure	92,000	109,000

Total current liabilities	8,103,000	7,102,000
Obligations under capital leases, excluding current installments	334,000	390,000
Long term debt, less unamortized discount of $8,000, excluding current installments	1,394,000	783,000
Deferred rent	461,000	468,000
Common stock warrants	9,000	—

Total liabilities	10,301,000	8,743,000

Commitments and contingencies (notes 3, 4 and 7)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,195,000 shares at December 15, 2004 and 5,161,000 at June 30, 2004	52,000	52,000
Additional paid-in capital	58,182,000	58,058,000
Accumulated deficit	(41,581,000)	(41,635,000)

Total stockholders’ equity	16,653,000	16,475,000

Total liabilities and stockholders’ equity	$26,954,000	$25,218,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended December 15, 2004	Twelve Weeks Ended December 17, 2003	Twenty-Four Weeks Ended December 15, 2004	Twenty-Four Weeks Ended December 17, 2003
Net revenue:
Retail sales	$7,556,000	$7,571,000	$14,686,000	$14,444,000
Wholesale and other	4,948,000	4,833,000	8,312,000	7,707,000
Franchise revenue	2,022,000	1,848,000	3,789,000	3,524,000

Total net revenue	14,526,000	14,252,000	26,787,000	25,675,000

Costs and expenses:
Cost of sales and related occupancy costs	6,744,000	6,745,000	12,351,000	11,855,000
Operating expenses	3,893,000	3,991,000	7,801,000	7,683,000
Depreciation and amortization	589,000	440,000	1,134,000	1,028,000
General and administrative expenses	2,722,000	2,374,000	5,355,000	4,525,000
Provision for asset impairment and restructuring costs	—	90,000	—	94,000
(Gain) loss on asset disposals	2,000	—	(12,000)	—

Total costs and expenses	13,950,000	13,640,000	26,629,000	25,185,000

Operating income	576,000	612,000	158,000	490,000
Interest expense	(50,000)	(73,000)	(93,000)	(136,000)
Interest and other income, net	—	5,000	—	11,000

Income before income tax provision	526,000	544,000	65,000	365,000
Income tax provision	4,000	1,000	11,000	10,000

Net income	$522,000	$543,000	$54,000	$355,000

Net income per share – basic	$0.10	$0.11	$0.01	$0.07

Net income per share – diluted	$0.10	$0.10	$0.01	$0.07

Number of shares used in per share computations:
Basic	5,165,000	5,161,000	5,165,000	5,161,000

Diluted	5,344,000	5,211,000	5,521,000	5,186,000

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

2.	Restatement of Previously Issued Financial Statements

In the third quarter of fiscal 2005 the Company completed a review of its procedures in accounting for leases and determined that these procedures were incorrect and previously issued financial statements required restatement. The Company has corrected its accounting treatment for amortization of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities restating previously issued financial statements for the fiscal years 2004, 2003 and 2002. The cumulative effect of these corrections was a $402,000 reduction of previously reported earnings. The impact on the current quarter’s Statement of Operations results was an increase to net loss of $4,000. This is considered to be immaterial. There is no impact on per share amounts. The Company historically calculated straight-line rent expense and amortized some of its leasehold improvements over a period that included both the initial term of the lease and the option periods. The Company determined that its method of accounting for the lease term used in establishing the straight-line rent and amortization period was not in accordance with the applicable accounting literature. Accordingly, the Company corrected its accounting for leasehold improvements and straight-line rent expense. For leases with renewal periods at the Company’s option, the Company now generally uses the original lease term, excluding renewal option periods to determine useful lives. If failure to exercise a renewal option imposes an economic penalty to the Company, management may determine that renewal is reasonably assured and include an additional renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease term consistency when calculating the amortization period, classifying a lease as capital or operating, and computing straight-line rent expense. The correction of this accounting required the Company to record additional amortization expense and to decrease both deferred rent and the amount of rent expense previously recorded.

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

The following is a summary of the significant effects of these changes on the Company’s condensed consolidated Balance Sheet statement:

	Previously
	Reported	Adjustments	As Restated
Twenty-four Weeks Ended December 15, 2004
Balance Sheet Data
Property and equipment, net	7,333,000	$(424,000)	$6,909,000
Total assets	27,378,000	(424,000)	26,954,000

Deferred rent	483,000	(22,000)	461,000
Total liabilities	10,323,000	(22,000)	10,301,000

Accumulated deficit	(41,179,000)	(402,000)	(41,581,000)
Total stockholders’ equity	17,055,000	(402,000)	16,653,000
Total liabilities and stockholders’ equity	27,378,000	(424,000)	26,954,000

3.	INVENTORIES

Inventories consist of the following:

	December 15, 2004	June 30, 2004
Unroasted coffee	$895,000	$1,067,000
Roasted coffee	562,000	632,000
Accessory and specialty items	284,000	198,000
Other food, beverage and supplies	1,100,000	918,000

Total inventory	$2,841,000	$2,815,000

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 15, 2004	June 30, 2004
Note payable bearing interest at a rate of LIBOR plus 3.30% and payable in monthly installments of $35,417 with balance due on May 10, 2007. Note is unsecured.	$1,827,000	$983,000
Less: current installments	(425,000)	(200,000)

Long-term debt, excluding current Installments	$1,402,000	$783,000

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

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended December 15, 2004	Twelve Weeks Ended December 17, 2003	Twenty-Four Weeks Ended December 15, 2004	Twenty-Four Weeks Ended December 17, 2003
Numerator:
Net income	$522,000	$543,000	$54,000	$355,000

Denominator:
Basic weighted average shares outstanding	5,165,000	5,161,000	5,165,000	5,161,000
Effect of dilutive securities	176,000	50,000	350,000	25,000

Diluted adjusted weighted average shares	5,341,000	5,211,000	5,515,000	5,186,000

Basic net income per share	$0.10	$0.11	$0.01	$0.07

Diluted net income per share	$0.10	$0.10	$0.01	$0.07

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

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 15, 2004	December 17, 2003	December 15, 2004	December 17, 2003
Revenue:
Retail	$7,556,000	$7,571,000	$14,686,000	$14,444,000
Wholesale	4,948,000	4,833,000	8,312,000	7,707,000
Franchise	2,022,000	1,848,000	3,789,000	3,524,000

Total revenue	$14,526,000	$14,252,000	$26,787,000	$25,675,000

Interest expense:
Retail	$2,000	$9,000	$7,000	$14,000
Franchise	6,000	10,000	13,000	21,000
Other	42,000	54,000	73,000	101,000

Total interest expense	$50,000	$73,000	$93,000	$136,000

Depreciation and amortization:
Retail	$404,000	$260,000	$760,000	$534,000
Wholesale	129,000	127,000	257,000	265,000
Franchise	—	—	—	—
Other	56,000	53,000	117,000	229,000

Total depreciation and amortization	$589,000	$440,000	$1,134,000	$1,028,000

Segment profit (loss) before income tax provision:
Retail	$367,000	$455,000	$400,000	$611,000
Wholesale	1,017,000	883,000	1,505,000	1,310,000
Franchise	2,000,000	1,661,000	3,614,000	3,227,000
Other	(2,687,000)	(2,455,000)	(5,454,000)	(4,783,000)

Total segment profit (loss) before income tax provision	$526,000	$544,000	$65,000	$365,000

	December 15, 2004 (as restated)	June 30, 2004
Identifiable assets:
Retail	$5,902,000	$5,134,000
Wholesale	6,176,000	5,487,000
Franchise	2,212,000	1,658,000
Corporate	2,474,000	2,749,000

Tangible assets	16,764,000	15,028,000

Goodwill - Retail	1,267,000	1,267,000
Goodwill - Wholesale	6,311,000	6,311,000
Goodwill - Franchise	2,612,000	2,612,000

Total assets	$26,954,000	$25,218,000

8.	LEASE CONTINGENCIES

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

9.	SUBSEQUENT EVENT

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

Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Diedrich Coffee and Coffee People brands are primarily company store operations and the Gloria Jean’s brand is primarily a franchised store operation. As of December 15, 2004, we owned and operated 55 retail locations and franchised 469 other retail locations under these brands, for a total of 524 retail coffee outlets. As of December 15, 2004, our retail units were located in 33 states and 15 foreign countries. As of December 15, 2004, we had over 460 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants, and others. Although the specialty coffee industry is dominated by a single company with more than 8,000 locations, we are one of the nation’s largest specialty coffee retailers.

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

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each over the first quarter ended December 15, 2004, is set forth below:

	Units at July 2, 2003	Opened	Closed	Net transfers between the Company and Franchise	Units at June 30, 2004	Opened	Closed	Net transfers between the Company and Franchise	Units at December 15, 2004
Gloria Jean’s Brand
Company Operated	11	—	(3)	2	10	1	(1)	(2)	8
Franchise – Domestic	143	10	(14)	(2)	137	5	(5)	2	139

Franchise – International
Australia	142	55	(1)	—	196	35	—	—	231
Far East/Asia (A)	18	4	(3)	—	19	—	—	—	19
Mexico	15	3	(1)	—	17	—	(3)	—	14
Other (B)	31	21	(2)	—	50	9	(1)	—	58

Total Franchise - International	206	83	(7)	—	282	44	(4)	—	322

Subtotal Gloria Jean’s	360	93	(24)	—	429	50	(10)	—	469

Diedrich Coffee Brand
Company Operated	25	—	(2)	—	23	—	—	—	23
Franchise – Domestic	10	—	(3)	—	7	1	—	—	8

Subtotal Diedrich	35	—	(5)	—	30	1	—	—	31

Coffee People Brand
Company Operated	22	1	—	—	23	1	—	—	24

Total	417	94	(29)	—	482	52	(10)	—	524

(A)	Includes Japan and Korea.

(B)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates and Thailand.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of December 15, 2004:

	Payments Due by Year
	Total	1 year	2 years	3 years	4 years	5 years	Thereafter
	(In thousands)
Note payable	$1,827	$425	$425	$977	$—	$—	$—
Interest on Notes payable	264	122	103	39	—	—	—
Capital leases	478	144	31	23	25	27	228
Company operated retail locations and other operating leases	13,898	3,746	2,479	1,981	1,701	1,351	2,640
Franchise operated retail locations operating leases	14,518	4,111	3,019	2,496	1,640	1,242	2,010
Green coffee commitments	1,729	1,729	—	—	—	—	—

	$32,714	$10,277	$6,057	$5,516	$3,366	$2,620	$4,878

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