Form 10-Q/A
period 2005-03-09
DIEDRICH COFFEE INC
filed 2005-09-27
CIK 947661

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

EXPLANATORY NOTE

The purpose of this Amendment Number 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Diedrich Coffee, Inc. for the quarterly period ended March 9, 2005 is to restate our Condensed Consolidated Balance Sheet as of March 9, 2005 and related disclosures, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements. The effect of the restatement is immaterial to the Statement of Operations; as such, this restatement does not impact the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows, except for diluted earnings per share computation that has been restated in accordance with Statement of Financial Accounting Standards No. 128 – Earnings per Share. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K/A, filed with the SEC on April 8, 2005 and Amendment Number 3 to our Form 10-K for the fiscal year ended June 30, 2004, filed with the SEC on September 27, 2005.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on June 14, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 9, 2005	June 30, 2004
	(Unaudited)
	(as restated)
Assets
Current assets:
Cash	$17,998,000	$1,799,000
Accounts receivable, less allowance for doubtful accounts of $1,393,000 at March 9, 2005 and $990,000 at June 30, 2004	2,315,000	2,337,000
Inventories	3,086,000	2,815,000
Current portion of notes receivable	1,185,000	81,000
Advertising fund assets, restricted	414,000	370,000
Prepaid expenses	790,000	341,000
Total current assets	25,788,000	7,743,000
Property, plant and equipment, net	6,923,000	6,687,000
Goodwill	8,179,000	10,190,000
Notes receivable, net of $1,594,000 of deferred interest, excluding current installments	4,459,000	153,000
Other assets	445,000	445,000

Total assets	$45,794,000	$25,218,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$122,000	$160,000
Current installments of long-term debt	425,000	200,000
Accounts payable	2,621,000	2,144,000
Accrued compensation	2,569,000	2,074,000
Accrued expenses	849,000	732,000
Income taxes payable	3,376,000	—
Franchisee deposits	638,000	611,000
Deferred franchise fee income	135,000	702,000
Advertising fund liabilities	414,000	370,000
Accrued provision for store closure	89,000	109,000

Total current liabilities	11,238,000	7,102,000
Obligations under capital leases, excluding current installments	319,000	390,000
Long term debt, less unamortized discount of $8,000 at March 9, 2005 and $0 at June 30, 2004, excluding current installments	1,288,000	783,000
Deferred rent	449,000	468,000
Common stock warrants	9,000	—

Total liabilities	13,303,000	8,743,000

Commitments and contingencies (notes 3, 4 and 7)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,272,000 shares at March 9, 2005 and 5,161,000 at June 30, 2004	52,000	52,000
Additional paid-in capital	58,422,000	58,058,000
Accumulated deficit	(25,983,000)	(41,635,000)

Total stockholders’ equity	32,491,000	16,475,000

Total liabilities and stockholders’ equity	$45,794,000	$25,218,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended March 9, 2005	Twelve Weeks Ended March 10, 2004	Thirty-six Weeks Ended March 9, 2005	Thirty-six Weeks Ended March 10, 2004
Net revenue:
Retail sales	$7,115,000	$7,281,000	$21,801,000	$21,725,000
Wholesale and other	3,427,000	3,224,000	11,374,000	10,714,000
Franchise revenue	1,082,000	1,168,000	3,107,000	3,179,000

Total net revenue	11,624,000	11,673,000	36,282,000	35,618,000

Costs and expenses:
Cost of sales and related occupancy costs	5,807,000	5,616,000	17,913,000	17,257,000
Operating expenses	3,799,000	3,866,000	11,584,000	11,548,000
Depreciation and amortization	563,000	513,000	1,697,000	1,541,000
General and administrative expenses	2,334,000	2,323,000	7,547,000	6,793,000
Provision for asset impairment and restructuring	—	—	—	94,000
(Gain) loss on asset disposals	(2,000)	5,000	(14,000)	5,000

Total costs and expenses	12,501,000	12,323,000	38,727,000	37,238,000

Operating loss	(877,000)	(650,000)	(2,445,000)	(1,620,000)
Interest expense	(52,000)	(67,000)	(145,000)	(203,000)
Interest and other income, net	56,000	9,000	55,000	17,000

Loss from continuing operations before income tax provision	(873,000)	(708,000)	(2,535,000)	(1,806,000)
Income tax provision	—	1,000	—	1,000

Net loss from continuing operations	(873,000)	(709,000)	(2,535,000)	(1,807,000)
Discontinued operations:
Income from operations of discontinued operations, net of $1,000, $9,000, $12,000 and $19,000 tax, respectively	916,000	640,000	2,629,000	2,094,000
Gain on sale of discontinued operations, net of $3,376,000 taxes	15,558,000	—	15,558,000	—

Net income (loss)	$15,601,000	$(69,000)	$15,652,000	$287,000

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.17)	$(0.14)	$(0.49)	$(0.35)

Income from discontinued operations, net	$3.16	$0.12	$3.50	$0.41

Net income (loss)	$2.99	$(0.01)	$3.01	$0.06

Weighted average and equivalent shares outstanding:
Basic and diluted	5,214,000	5,161,000	5,194,000	5,161,000

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

Restatement of Unaudited Condensed Consolidated Financial Statements

The Company restated its previously issued unaudited condensed consolidated financial statements for the first three quarters of the previous fiscal year. As part of the Company’s accounting activities during its year-end audit, the Company determined that an adjustment was required to recognize $113,000 of additional franchise revenue in the first quarter of fiscal 2004 under an area development agreement that had terminated in that quarter. The Company originally recorded this franchise revenue in the fourth quarter of fiscal 2004. As a consequence, a correction of reported year-to-date income for its second and third quarters of fiscal year 2004 was also required. This adjustment had no effect on reported revenues or earnings for the 2004 fiscal year. The net effect of all of the adjustments was to increase first fiscal quarter 2004 revenue and earnings by $113,000 and to reduce fourth fiscal quarter 2004 revenue and earnings by the same amount. This adjustment increased basic and diluted net income per share by $0.02 in the first, second and third quarters of fiscal 2004, respectively.

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

2.	Restatement of Previously Issued Financial Statements

In the third quarter of fiscal 2005 the company completed a review of its procedures in accounting for leases and determined that these procedures were incorrect and previously issued financial statements required restatement. The Company has corrected its accounting treatment for amortization of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities restating previously issued financial statements for the fiscal years 2004, 2003 and 2002. The cumulative effect of these corrections was a $402,000 reduction of previously reported earnings. The impact on the current quarter’s Statement of Operations results was an increase to net loss of $3,000. This is considered to be immaterial. There is no impact on per share amounts. The Company historically calculated straight-line rent expense and amortized some of its leasehold improvements over a period that included both the initial term of the lease and the option periods. The Company determined that its method of accounting for the lease term used in establishing the straight-line rent and amortization period was not in accordance with the applicable accounting literature. Accordingly, the Company corrected its accounting for leasehold improvements and straight-line rent expense. For leases with renewal periods at the Company’s option, the Company now generally uses the original lease term, excluding renewal option periods to determine useful lives. If failure to exercise a renewal option imposes an economic penalty to the Company, management may determine that renewal is reasonably assured and include an additional renewal option period in the determination of appropriate estimated useful lives. The Company’s policy requires lease term consistency when calculating the amortization period, classifying a lease as capital or operating, and computing straight-line rent expense. The correction of this accounting required the Company to record additional amortization expense and to decrease both deferred rent and the amount of rent expense previously recorded.

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

As discussed above, the effect of the restatement is immaterial to the Statement of Operations; as such, this restatement does not impact the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows,, except for diluted earnings per share computation that has been restated in accordance with Statement of Financial Accounting Standards No. 128 – Earnings per Share.

The following is a summary of the significant effects of these changes on the Company’s condensed consolidated Balance Sheet statement and Diluted Earnings per Share:

	Previously Reported	Adjustments	As Restated
Thirty-six weeks ended March 9, 2005
Balance Sheet Data
Property and equipment, net	$7,347,000	$(424,000)	$6,923,000
Total assets	46,218,000	(424,000)	45,794,000

Deferred rent	471,000	(22,000)	449,000
Total liabilities	13,325,000	(22,000)	13,303,000

Accumulated deficit	(25,581,000)	(402,000)	(25,983,000)
Total stockholders’ equity	32,893,000	(402,000)	32,491,000
Total liabilities and stockholders’ equity	46,218,000	(424,000)	45,794,000

Thirty-six weeks ended March 9, 2005
Diluted Earnings Per Share:
Income from discontinued operations, net	3.17		3.50
Net income	2.73		3.01

Twelve weeks ended March 9, 2005
Diluted Earnings Per Share:
Income from discontinued operations, net	3.07		3.16
Net income	2.91		2.99

3.	INVENTORIES

Inventories consist of the following:

	March 9, 2005	June 30, 2004
Unroasted coffee	$1,300,000	$1,067,000
Roasted coffee	526,000	632,000
Accessory and specialty items	181,000	198,000
Other food, beverage and supplies	1,079,000	918,000

Total inventory	$3,086,000	$2,815,000

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 9, 2005	June 30, 2004
Note payable bearing interest at a rate of LIBOR plus 3.30% and payable in monthly installments of $35,417 with balance due on May 10, 2007. Note is unsecured. Net of $8,000 unamortized discount.	$1,713,000	$983,000
Less: current installments	(425,000)	(200,000)

Long-term debt, excluding current installments	$1,288,000	$783,000

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

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended March 9, 2005	Twelve Weeks Ended March 10, 2004	Thirty-six Weeks Ended March 9, 2005	Thirty-six Weeks Ended March 10, 2004
Numerator:
Net income (loss)	$15,601,000	$(69,000)	$15,652,000	$287,000

Denominator:
Basic weighted average shares outstanding	5,214,000	5,161,000	5,194,000	5,161,000

Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,214,000	5,161,000	5,194,000	5,161,000

Basic and diluted net income (loss) per share	$2.99	$(0.01)	$3.01	$0.06

7.	SEGMENT AND RELATED INFORMATION

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

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 9, 2005	March 10, 2004	March 9, 2005	March 10, 2004
Revenue:
Retail	$7,115,000	$7,281,000	$21,801,000	$21,725,000
Wholesale	3,427,000	3,224,000	11,374,000	10,714,000
Franchise	1,082,000	1,168,000	3,107,000	3,179,000

Total revenue	$11,624,000	$11,673,000	$36,282,000	$35,618,000

Interest expense:
Retail	$6,000	$8,000	$17,000	$22,000
Franchise	4,000	6,000	17,000	27,000
Corporate	42,000	53,000	111,000	154,000

Total interest expense	$52,000	$67,000	$145,000	$203,000

Depreciation and amortization:
Retail	$366,000	$304,000	$1,121,000	$837,000
Wholesale	135,000	149,000	392,000	414,000
Franchise	—	—	—	—
Corporate	62,000	60,000	184,000	290,000

Total depreciation and amortization	$563,000	$513,000	$1,697,000	$1,541,000

Segment loss from continuing operations before income tax provision:
Retail	$96,000	$189,000	$506,000	$807,000
Wholesale	382,000	397,000	1,780,000	1,652,000
Franchise	1,001,000	1,099,000	2,846,000	2,814,000
Corporate	(2,352,000)	(2,393,000)	(7,667,000)	(7,079,000)

Total segment loss from continuing operations before income tax provision	$(873,000)	$(708,000)	$(2,535,000)	$(1,806,000)

	March 9, 2005 (as restated)	June 30, 2004
Identifiable assets:
Retail	$6,070,000	$5,097,000
Wholesale	6,097,000	5,487,000
Franchise	947,000	1,657,000
Corporate	24,501,000	2,787,000

Tangible assets	37,615,000	15,028,000

Goodwill - Retail	1,347,000	1,267,000
Goodwill - Wholesale	6,310,000	6,311,000
Goodwill - Franchise	522,000	2,612,000

Total assets	$45,794,000	$25,218,000

8.	LEASE CONTINGENCIES

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

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 9, 2005	March 10, 2004	March 9, 2005	March 10, 2004
Net revenue	$1,780,000	$827,000	$3,910,000	$2,557,000

Earnings from discontinued operations before income taxes	$917,000	$649,000	$2,641,000	$2,113,000

Earnings from discontinued operations, net of $1,000 and $9,000 tax, respectively, for the twelve weeks ended and net of $12,000 and $19,000 tax, respectively, for the thirty-six weeks ended	$916,000	$640,000	$2,629,000	$2,094,000
Gain on sale of discontinued operations, net of $3,376,000 taxes	15,558,000	—	15,558,000	—

Total income from discontinued operations, net of tax	$16,474,000	$640,000	$18,187,000	$2,094,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors and Trends Affecting Diedrich Coffee and Its Business” in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 and in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statements whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc.

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

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2004 and fiscal 2005 through the quarter ended March 9, 2005, is set forth below:

	Units at July 2, 2003	Opened	Closed	Net transfers between the Company and Franchise	Units at June 30, 2004	Opened	Closed	Sold (A)	Net transfers between the Company and Franchise	Units at March 9, 2005
Gloria Jean’s Brand
Company Operated	11	—	(3)	2	10	1	(1)	—	(2)	8
Franchise – Domestic	143	10	(14)	(2)	137	8	(12)	—	2	135

Total Domestic-Franchise	154	10	(17)	—	147	9	(13)	—	—	143

Franchise – International
Australia	142	55	(1)	—	196	46	—	(242)	—	—
Far East/Asia (B)	18	4	(3)	—	19	—	—	(19)	—	—
Mexico	15	3	(1)	—	17	—	(3)	(14)	—	—
Other (C)	31	21	(2)	—	50	14	(1)	(63)	—	—

Total Franchise - International	206	83	(7)	—	282	60	(4)	(338)	—	—

Subtotal Gloria Jean’s	360	93	(24)	—	429	69	(17)	(338)	—	143

Diedrich Coffee Brand
Company Operated	25	—	(2)	—	23	—	—	—	—	23
Franchise – Domestic	10	—	(3)	—	7	1	(1)	—	—	7

Subtotal Diedrich	35	—	(5)	—	30	1	(1)	—	—	30

Coffee People Brand
Company Operated	22	1	—	—	23	1	—	—	—	24

Total	417	94	(29)	—	482	71	(18)	(338)	—	197

(A)	On February 11, 2005, in connection with the sale of our international Gloria Jean’s operations, we sold 338 retail locations to Jireh International Pty. Ltd. and certain of its affiliates.

(B)	Includes Japan and Korea.

(C)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates and Thailand.

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

On April 1, 2005, we completed a review of our lease accounting procedures and concluded that these procedures were in error and that prior year period financial statements required restatement. We publicly announced that information on April 1, 2005. The results of the review were provided to our former independent auditor which had rendered opinions on the affected prior period financial statements, but it has been unable to complete its re-audit of the prior periods in time for the filing of this quarterly report . We anticipate that our former independent auditor will complete its re-audit in the fourth quarter of our current fiscal year. Based on most current data, but subject to the completion of the ongoing audit by our former auditor, we expect that the cumulative effect of the restatements for prior year accounting errors, when recorded, will be an increase of prior reported earnings of $0.01 per share in fiscal 2004, an increase of prior reported loss of $0.02 per share in fiscal 2003 and a reduction to prior reported earnings of $0.06 per share in fiscal 2002 and a reduction of shareholders equity at June 30, 2004 of approximately $498,000. Subject to the review by the Company’s former and current independent auditors for their applicable periods, earnings for the current and prior year third quarters, and for the first three quarters of each year, are not expected to change as a result of the restatement.

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

Franchise revenue decreased from the prior year quarter by $86,000, or 7.%, to $1,082,000. Domestic franchise royalties declined by $19,000, or 2.1%, to $901,000 as a result of a reduction of eight domestic franchise units when compared to the prior year period. Domestic franchise and coordination fees decreased by $67,000 to $182,000 as a result of opening three domestic franchise units in the current year quarter versus four domestic franchise units in the previous year quarter.

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

Income Tax Provision. Net operating losses generated in the current year from continuing operations resulted in no federal and state tax liability for continuing operations for the twelve weeks ended March 9, 2005. The fluctuation in expense from continuing operations between the twelve weeks ended March 9, 2005 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a number of states. The tax provision for the gain on sale of discontinued operations totaled $3,376,000. The tax rate on discontinued operations differed from the expected statutory rate due to the use of net operating loss carryovers from the current year and prior years, including the release of $3,857,000 of valuation allowance related to the use of prior years net operating losses. However, utilization of the net operating loss carryovers from prior years is limited under Internal Revenue Code Section 382, which pertains to changes in ownership. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. As of March 9, 2005, net operating loss carryforwards for federal and state income tax purposes of approximately $25,000,000 and $13,000,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to annual limitations pertaining to ownership changes under Internal Revenue Code Section 382, as previously discussed

Thirty-six weeks ended March 9, 2005 compared with the thirty-six weeks ended March 10, 2004

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

On April 1, 2005, we completed a review of our lease accounting procedures and concluded that these procedures were in error and prior year period financial statements required restatement. We publicly announced that information on April 1, 2005. The results of the review were provided to our former independent auditor which had rendered opinions on the affected prior period financial statements, but it has been unable to complete its re-audit of the prior periods in time for the filing of this quarterly report . We anticipate that our former independent auditor will complete its re-audit in the fourth quarter of our current fiscal year. Based on most current data, but subject to the ongoing audit by our former auditor, we expect that the cumulative effect of the restatements for prior year accounting errors, when recorded, will be an increase of prior reported earnings of $0.01 per share in fiscal 2004, an increase of prior reported loss of $0.02 per share in fiscal 2003 and a reduction of prior reported earnings of $0.06 per share in fiscal 2002 and a reduction of shareholders equity at June 30, 2004 of approximately $498,000. Subject to the review by the Company’s former and current independent auditors for their applicable periods, earnings for the current and prior year third quarters, and for the first three quarters of each year, are not expected to change as a result of the restatement.

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

Income Tax Provision. Net operating losses generated in the current year from continuing operations resulted in no federal and state tax liability for continuing operations for the thirty-six weeks ended March 9, 2005. The fluctuation in expense from continuing operations between the thirty-six weeks ended March 9, 2005 versus the prior year period is due to changes in state income taxes owed in conjunction with the portfolio of company operated Gloria Jean’s units, which are located in a number of states. The tax provision for the gain on sale of discontinued operations totaled $3,376,000. The tax rate on discontinued operations differed from the expected statutory rate due to the use of net operating loss carryovers from the current year and prior years, including the release of $3,857,000 of valuation allowance related to the use of prior years net operating losses. However, utilization of the net operating loss carryovers from prior years is limited under Internal Revenue Code Section 382, which pertains to changes in ownership. Due to the uncertainty of future taxable income, deferred tax assets resulting from prior years net operating losses have been fully reserved. As of March 9, 2005, net operating loss carryforwards for federal and state income tax purposes of approximately $25,000,000 and $13,000,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and fiscal 2014 for state, subject to annual limitations pertaining to ownership change under Internal Revenue Code Section 382, as previously discussed

Financial Condition, Liquidity and Capital Resources.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of March 9, 2005:

	Payments Due by Year
	Total	1 year	2 years	3 years	4 years	5 years	Thereafter
	(In thousands)
Note payable	$1,713	$425	$425	$863	$—	$—	$—
Interest on Note payable	248	126	104	18	—	—	—
Capital leases	441	122	22	24	25	27	221
Company operated retail locations and other operating leases	13,118	3,409	2,331	1,889	1,641	1,259	2,589
Franchise operated retail locations operating leases	18,210	1,619	4,025	3,242	2,627	1,902	4,795
Green coffee commitments	2,151	2,151	—	—	—	—	—

	$35,881	$7,852	$6,907	$6,036	$4,293	$3,188	$7,605

The Company also has entered into employment agreements with its President and Chief Executive Officer and three other senior executive officers that provide for severance payments in the event that these individuals are terminated without cause or that they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. The company’s maximum liability for severance under the contracts is currently $770,000. Because such amounts are contingent they have not been included in the above table.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of March 9, 2005, our net deferred tax assets were fully reserved with a related valuation allowance that totaled approximately $11,000,000.

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