Form 10-K
period 2005-06-29
DIEDRICH COFFEE INC
filed 2005-09-29
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 15, 2004 was $16,057,802.

The number of shares of the registrant’s common stock outstanding, as of September 28, 2005 was 5,302,789.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of June 29, 2005, are incorporated by reference into Part III of this report.

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

Overview

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company operated and franchised retail locations. We also sell whole bean and ground coffee on a wholesale basis through a network of distributors in the Office Coffee Service (“OCS”) market and to other wholesale customers, including restaurant chains and other retailers. Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. As of June 29, 2005, we owned and operated 62 retail locations and franchised 139 other retail locations under these brands, for a total of 201 retail coffee outlets. Although the specialty coffee industry is presently dominated by a single company, which operates almost seven thousand domestic retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $108 million. System-wide revenues include sales from company operated and franchise locations. Our retail units are located in 33 states. As of June 29, 2005, we also had over 460 wholesale accounts with OCS distributors, chain and independent restaurants, and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our franchise and retail locations and wholesale accounts.

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

Sale of International Franchise Operations

On February 11, 2005, we completed the sale of our Gloria Jean’s international franchise operations. Proceeds from the sale of the 338 franchised units were a cash payment of $16,000,000 and notes of $7,020,000 payable over the next six years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations—Sale of International Franchise Operations.”

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

Industry Overview

According to the National Coffee Association of U.S.A., Inc. (the “NCA”), in 2005, 172.4 million adults, or 80% of the population over the age of 18, drank coffee daily or occasionally, which represents a 5.3 million-person increase from the 79% of the population over the age of 18 in 2004. The NCA also reported that daily and occasional consumption of gourmet coffee has increased over the past five years from 9.0% of the adult population in 2000 to over 15.0% of the adult population in 2005.

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

Presently, our largest brand is Gloria Jean’s, which consists of retail units located throughout the United States. Over 92% of Gloria Jean’s retail units are franchised. Our Diedrich Coffee brand has a higher concentration of company operated units, with 79% of retail locations operated by us. Diedrich Coffee stores are located primarily in Orange County, California, although there are a number of Diedrich Coffee locations in Los Angeles, San Diego, Denver, and Houston. We also operate retail coffee outlets under a third brand, Coffee People, all of which are currently company operated and located in Oregon.

The following table summarizes the relative sizes of each of our brands on a unit count basis and changes in unit count for each brand over the past two years.

	Units at July 2, 2003	Opened	Closed	Net transfers between the Company and Franchise (A)	Units at June 30, 2004	Opened	Closed/ Sold (E)	Net transfers between the Company and Franchise (B)	Units at June 29, 2005
Gloria Jean’s Brand
Company Operated	11	—	(3)	2	10	1	(1)	1	11
Franchise – Domestic	143	10	(14)	(2)	137	11	(15)	(1)	132

Franchise – International
Australia	142	55	(1)	—	196	46	(242)	—	—
Far East/Asia (C)	18	4	(3)	—	19	0	(19)	—	—
Mexico	15	3	(1)	—	17	—	(17)	—	—
Other (D)	31	21	(2)	—	50	14	(64)	—	—

Total Franchise – International	206	83	(7)	—	282	60	(342)	—	—

Subtotal Gloria Jean’s	360	93	(24)	—	429	72	(358)	—	143

Diedrich Coffee Brand
Company Operated	25	—	(2)	—	23	3	—	—	26
Franchise – Domestic	10	—	(3)	—	7	1	(1)	—	7

Subtotal Diedrich	35	—	(5)	—	30	4	(1)	—	33

Coffee People Brand
Company Operated	22	1	—	—	23	3	(1)	—	25

Total	417	94	(29)	—	482	79	(360)	—	201

(A)	Two company operated Gloria Jean’s coffeehouses were transferred to franchisees during fiscal year 2004 and four franchisee operated coffeehouses were transferred from franchisees to the Company.

(B)	Two company operated Gloria Jean’s coffeehouses were transferred to franchisees during fiscal year 2005 and three franchisee operated coffeehouses were transferred from franchisees to the Company.

(C)	Includes Japan and Korea.

(D)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates, Romania, South Africa and Thailand.

(E)	On February 11, 2005, we sold the franchise rights to 338 Gloria Jean units in exchange for a cash payment of $16,000,000 and notes of $7,020,000 payable over the next six years, as more fully described in Note 1 to the Consolidated Financial Statements attached herein.

We recognize the importance of our brands to our success in both the retail and wholesale areas of our business. We therefore devote considerable energy to maintain distinct brand identities. Our brands are differentiated by coffees offered, other product categories offered, format and type of retail location, advertising message, and trade dress.

Gloria Jean’s

Gloria Jean’s is a leader in the specialty grade, flavored coffee market, with 143 coffee stores in 33 states throughout the United States. Many of our Gloria Jean’s coffee stores are located in high traffic shopping malls. The consumer traffic pattern in our mall-based stores is driven by mall hours and dynamics. Our mall-based stores are generally busiest on weekends and during holiday seasons. The typical Gloria Jean’s domestic coffee store is staffed with a manager and a staff of 10 to 15 part-time hourly employees who fill the operating shifts. Gloria Jean’s outlets tend to open earlier than most mall stores, but in general, operating hours coincide with mall hours. In addition to coffee beverages and fresh roasted whole bean coffees, Gloria Jean’s carries a wide selection of gift items, coffee accessories, and a small selection of bakery items to complement beverage sales. The stores currently sell from 32 to 53 varieties of flavored and non-flavored coffees. Currently, approximately 50% of overall sales are comprised of beverage sales.

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

Service.    Our coffeehouses deliver specific consumer benefits that address a wide range of otherwise unmet needs in suburban neighborhoods in the United States. As a neighborhood coffeehouse, we are the non-alcoholic alternative to the corner pub. Our employees greet regular customers by name and acknowledge all patrons by name at the point of drink pick-up. Although a large percentage of coffeehouse business is quick morning coffee pick-up, where speed is an important aspect of our overall service, our coffeehouses place an emphasis on hospitality and customer interaction to encourage development of strong afternoon and evening business. This is complemented by our selection of desserts, pastries and quality, non-caffeinated beverages. Surveys and customer comments indicate that patrons are treated as part of the Diedrich Coffee community and frequently visit the coffeehouse.

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

Wholesale Distribution

As of June 29, 2005, we had over 460 coffee wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean’s brands. Our current wholesale accounts are in the OCS market, chain restaurants, independent restaurants and other hospitality industry accounts and specialty retailers. Additionally, our franchise agreements require both Gloria Jean’s and Diedrich Coffee franchisees to purchase substantially all of their coffee from us, and we record a wholesale gross profit on such sales.

OCS Market

We sell our premium coffees primarily to OCS distributors in whole bean and ground coffee form for use in traditional coffee brewing equipment found in most office environments. During fiscal 2000, we entered into a licensing agreement with Keurig, Inc. whereby we utilize Keurig’s patented single-serve coffee brewing technology and its existing extensive distribution channels within the OCS market. Keurig has introduced a variation of its OCS brewing technology for at-home use by consumers, which we are actively participating in through the sale of the at-home brewers as well as a variety of K-cups in most of our company and franchise retail locations.

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

Growth Strategy

Retail Segment Growth.    We expect future growth in our retail segment to occur in two ways: via comparable store sales growth in each of our retail brands and from new retail unit growth. We expect that new unit growth in the near term will be achieved primarily through the development of new Gloria Jean’s retail locations, by us and by franchisees, and in the future through the development of new Diedrich Coffee coffeehouses in southern California by us and by franchisees. We believe that the resources we recently invested in our Gloria Jean’s franchising infrastructure will allow us to resume net growth in our domestic store count under that brand. Diedrich Coffee franchise development will occur less rapidly relative to Gloria Jean’s for two reasons. First, we continue to evaluate a number of initiatives and programs within the Diedrich Coffee business model that are designed to make Diedrich Coffee franchises more attractive to prospective franchisees before we attempt to grow the brand further on a franchised basis. Second, once we are comfortable franchising new Diedrich Coffee units again, we expect that new unit growth will be concentrated almost exclusively in southern California, for the reasons described below. In the near term, retail growth under our Coffee People brand is expected to occur primarily through new units and comparable store sales growth.

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

Although there were only five “premature” franchise unit closures (closures prior to the natural expiration of the underlying master lease) during the most recent fiscal year, there are an average of approximately 12 franchise units which reach their “natural” expiration annually, and it may not make economic sense to renew many of these locations based on changes in the retail tenant mix, desirability of the location, increases in rent relative to sales levels, and various other factors. Therefore, it may be some time before we are able to open enough new domestic retail units to offset the number of closures during the same time period for net growth in domestic retail unit count.

Diedrich Coffee Franchise Growth

For the past several years, we temporarily suspended our prior franchise growth strategy for the Diedrich Coffee brand. In order to make Diedrich Coffee franchises more attractive to prospective franchisees, we continue to evaluate a number of initiatives and programs within the Diedrich Coffee business model before we attempt to grow the brand further on a franchised basis. Because the Diedrich Coffee system is relatively small in size when compared to our Gloria Jean’s system and because it is concentrated geographically almost exclusively in southern California, where the locations are 100% company operated, we believe this is the optimal time to test new programs and initiatives for the entire Diedrich Coffee system before we devote significant resources to a franchise development program.

When we are comfortable franchising new Diedrich Coffee units again, we anticipate that our strategy will be to leverage Diedrich Coffee’s existing brand awareness and retail operating unit base in central and south Orange County, California to achieve a higher level of penetration of this “core” market with new Diedrich Coffee locations. Once this is accomplished, our plan is to develop additional franchised retail units in new markets, expanding outwardly from the core market in concentric rings, and focusing sequentially on the next highest priority areas for expansion. Therefore, north Orange County, southern Los Angeles County and northern San Diego County, all of which are in close geographic proximity to Diedrich Coffee’s existing core base of retail coffeehouses, but which presently have few Diedrich Coffee units, would be our next priority once we have achieved a sufficiently high level of penetration in central and south Orange County. Likewise, once a base of coffeehouses has been successfully established in these immediately adjacent markets, the next sphere of opportunity would include parts of the greater Los Angeles and San Diego metropolitan areas. It should be noted that growth potential under such a “concentric rings” strategy would be significant, even though concentrated within a single region, because of the significant population of southern California. Based upon the 2000 census, the five county metropolitan Los Angeles area (which includes Los Angeles, Orange, Riverside, San Bernardino and Ventura Counties) has a population in excess of 15 million people and San Diego County has a population in excess of 2 million people. We believe that this strategy maximizes the likelihood of success of new retail units because of heightened brand awareness and operational efficiencies.

As will be the case for our Gloria Jean’s brand, new Diedrich Coffee units opened as company operated coffeehouses will be undertaken on a very selective basis, and primarily as a way to facilitate our franchising initiative described above. Also, as in the case of our Gloria Jean’s operations, we may periodically sell certain company operated Diedrich Coffee locations to franchisees as part of this same strategy.

As of June 29, 2005, we had one area development agreement giving the franchisee the right to develop a particular market area in effect with Diedrich franchisees. This agreement is for the Houston, Texas market area.

Under the terms of our agreement to sell the international Gloria Jean’s franchise operations we agreed to not compete internationally with the purchaser using the Diedrich and Coffee People brands. That restriction expires on February 11, 2007.

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

Marketing

Our primary marketing strategy is to develop the Gloria Jean’s brand in the U.S. and Puerto Rico through penetration of new and existing markets via franchise growth. Our marketing strategy for our Diedrich Coffee brand is to support growth in same store sales and to position the brand for new unit growth in the near future. Our wholesale sales in the OCS market, to chain restaurants, and to other customers also operate to increase the visibility of our brands. Our marketing efforts are based upon the belief that the proprietary roast recipes and our commitment to quality and freshness deliver a distinctive advantage in our products. We use word-of-mouth, local store marketing and the inviting atmosphere of our coffeehouses and mall coffee stores to drive brand awareness and comparable store sales growth. We also conduct in-store coffee tastings, provide brewed coffee at local neighborhood events, and donate coffee to local charities to increase brand awareness. We also conduct product trials in the communities where our coffeehouses and mall coffee stores are located.

Product Supply and Roasting

Sourcing

We are committed to selling only the finest whole bean coffees and coffee beverages. Coffee beans are an agricultural product grown in over 50 countries in tropical regions of the world. The supply and price of coffee are subject to significant volatility and we depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. Although the broader coffee market generally treats coffee as a fungible commodity, the specialty coffee industry focuses on the highest grades of coffee. We purchase premium grade Arabica coffee beans that we believe to be the best available from each producing region.

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

Competition

The specialty coffee market is intensely competitive and generally highly fragmented. With low barriers to entry, competition in the industry is expected to increase from national and regional chains, as well as from local specialty coffee stores. We compete directly against all other premium coffee roasters, wholesalers and retailers, including other brands of coffeehouses, and mall coffee stores, restaurant and beverage outlets that serve coffee, and a growing number of espresso kiosks, stands, and carts. In addition, we compete to draw consumers of standard or commercial coffee to premium coffee. Our whole bean coffee competes directly against specialty coffees sold at specialty retailers and a growing number of specialty coffee stores. We believe that our customers choose among retailers primarily on the basis of product quality, service, coffeehouse ambiance and convenience and, to a lesser extent, on price.

We compete with a growing number of specialty coffee retailers including Starbucks, Coffee Beanery Ltd., Caribou Coffee, Barnie’s, Tully’s, New World Coffee & Bagels, Peet’s Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than we have. A number of nationwide coffee manufacturers, such as Kraft Foods, Proctor & Gamble and Nestlé, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for our coffees. Other specialty coffee companies, including Starbucks, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters, sell whole bean coffees in supermarkets and variety and discount stores.

Foreign Operations

The international Gloria Jean’s franchise operations were sold on February 11, 2005. In connection with that sale, we agreed that we would not compete internationally with the purchaser using our Diedrich Coffee and Coffee People brands for a period of two years. At June 29, 2005 we no longer had foreign operations.

At June 30, 2004, there were 282 Gloria Jean’s coffeehouses in 13 foreign countries. The largest concentration of stores was in Australia where there were 196 stores at June 30, 2004. International operations, particularly those in Australia, grew rapidly in the three years prior to the sale. Total international revenues were $1,345,000 in fiscal 2002, $1,801,000 in fiscal 2003 and $3,134,000 in fiscal 2004, which were 2.5%, 3.5% and 6% of total revenue in each fiscal year, respectively. Australian revenues were approximately $579,000 in fiscal 2002, $1,350,000 in fiscal 2003 and $2,068,000 in fiscal 2004.

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

Intellectual Property

We own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Diedrich Coffee®, Gloria Jean’s®, Coffee People®, Motor Moka®, Aero Moka®, Wiener Melange Blend®, Harvest Peak®, and Flor de Apanas®, as well as other slogans, product names, design marks and logos. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional marks. We also own registrations and have applications pending in numerous foreign countries for the protection of the Diedrich Coffee and Coffee People trademark and service mark. These trademark registrations can generally be renewed as long as we continue to use the marks protected by the registrations. The Gloria Jean’s and Diedrich Coffee trademarks are material to our business. On February 11, 2005, we sold Gloria Jean’s international franchise operations to Jireh International Pty. Ltd., formerly the Gloria Jean’s master franchisee for Australia, and certain of its affiliates (collectively, “Jireh”) for $16,000,000 in cash and an additional $7,020,000 payable over the next six years under license, roasting and consulting agreements. After all payments have been made to us under the license, roasting and consulting agreements, all remaining Gloria Jean’s trademarks, including those in the U.S., will be transferred to Jireh. Concurrent with such future transfer, our U.S.-based Gloria Jean’s subsidiary will enter into a perpetual, royalty-free master franchise agreement with Jireh under which we will continue to have exclusive rights to operate, franchise and develop Gloria Jean’s locations throughout the U.S. and Puerto Rico and to continue our wholesale operations under the Gloria Jean’s Coffees brand in these same markets. We also own a number of common law service marks and trademarks in the United States including “Gloria Jean’s Coffee Bean.” We have also received trademark and service mark protection for the name Coffee People and related marks in Canada and Japan. We own copyrights on our promotional materials, coffeehouse graphics and operational and training materials. We do not believe that any of these copyrights, valuable as they are, are material to our business.

Employees

At June 29, 2005, we employed 815 people, 509 of whom were employed full-time. None of our employees are represented by a labor union, and no employees are currently covered by collective bargaining agreements. We consider our relations with our employees to be good. We regularly review our employee benefits, training and other aspects of employment to attract and to retain valuable employees and managers. Franchise employees are not employees of the Company.

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

RISK FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS

Historical losses from continuing operations may continue and, as a result, the price of our common stock may be negatively affected.

For the past five fiscal years, we had net income (loss) from continuing operations of $(3,315,000) for the fiscal year ended June 29, 2005, $(1,647,000) for the fiscal year ended June 30, 2004, $(2,504,000) for the fiscal year ended July 2, 2003, $272,000 for the fiscal year ended July 3, 2002 and $(4,400,000) for the fiscal year ended July 27, 2001. We could suffer losses in the future, which may negatively affect our stock price.

If we are not able to grow our business, the results of our operations and our financial condition may be adversely impacted.

As of June 29, 2005, we operated 51 Diedrich Coffee and Coffee People retail locations, which we managed on a day-to-day basis, and had seven franchised Diedrich Coffee coffeehouse locations. We also had 143 Gloria Jean’s retail locations, of which 132 were franchised. To grow, we must:

•	attract single and multi-store franchisees for our Gloria Jean’s brand in the United States;

•	continue to upgrade Gloria Jean’s products and programs;

•	expand Diedrich Coffee and Gloria Jean’s wholesale sales;

•	attract franchise area developers for Diedrich Coffee in the United States and internationally after our two-year international non-compete restriction expires;

•	obtain (or have our franchise area developers obtain) suitable sites at acceptable costs in highly competitive real estate markets;

•	hire, train and retain qualified personnel;

•	integrate newly franchised or corporate locations into existing product distribution;

•	continue to upgrade inventory control, marketing and information systems; and

•	impose and maintain strict quality control from green coffee acquisition to the fresh cup of brewed coffee in a customer’s hand.

Implementation of our growth strategy may divert management’s attention from other aspects of our business and place a strain on management, operational and financial resources, and accounting systems. Future inability to grow our business resulting from, among other things, failing to execute any of the above factors may adversely affect the results of our operations and our financial condition.

Our franchisees could take actions that could harm our business.

Franchisees are independent contractors and are not our employees. We provide training and support to our franchisees, and the terms of our franchise agreements require our franchisees to maintain certain minimum operating standards; however, the quality of franchised operations may be diminished by any number of factors beyond our control. For example, franchisees may not successfully operate coffeehouses in a manner consistent with our standards and requirements, or may not hire and train qualified managers or other personnel. In other instances, franchisees may operate their units in conformity with our operating standards and specifications, but may fail to meet their financial obligations to us under a franchise agreement or a sublease for a location, or to vendors, lenders or other creditors. While we have certain contractual remedies in such instances of default, enforcing our remedies typically requires litigation, and therefore our image and reputation, and the image and reputation of other franchisees, may suffer even if such litigation is successfully concluded. If a significant number of franchisees were to be in default simultaneously, a larger number of franchise units could be terminated in a given time period than we would be able to re-franchise, or absorb into our company operated unit base, and system-wide sales could significantly decline. If this were to occur, we might also be unable to meet our obligations to mall landlords for early termination of the 80 master leases for which we are currently liable.

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

From time to time in the future, our operating results may fall below the expectations of investors and public market securities analysts. Quarterly fluctuations, for any reason, could cause our stock price to decline. Also, our business is subject to seasonal fluctuations. The November—December holiday season generally experiences the highest sales. In contrast, hot weather tends to depress sales of hot coffee and espresso drinks, especially unseasonably warm weather. Consequently, we will continue to experience significant fluctuations in quarterly results.

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

We or our franchisees may not be able to renew leases or control rent increases at our retail locations.

All of our 62 company operated coffeehouses are presently on leased premises. Gloria Jean’s stores are generally leased by an indirect subsidiary of Coffee People, although in most cases, the franchisees pay their rent directly to their landlord. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, these leases may not be renewed. If they are renewed, rents may increase substantially. Either of these events could adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value. In addition, at the time of lease renewal, significant remodeling is typically required. It is possible that the Company may not have available capital to perform such remodeling.

In addition, franchisees may not renew their franchises at the expiration of the coffeehouse lease term. On average 12 franchise unit lease terms expire annually. Franchisees may choose not to renew their franchises, which could have a material adverse effect on our results of operations.

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

We are also subject to federal regulation and certain state laws that govern the offer and sale of franchises and the franchisor-franchisee relationship. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some states require companies to register certain materials before franchises can be offered or sold in that state. The failure to obtain or retain licenses or registration approvals to sell franchises could delay or preclude franchise sales and otherwise adversely affect our business, financial condition and results of operations. Additionally, any franchise law violations may give existing and future franchisees a basis to bring claims against us. Franchise law violation claims could include unfair business practices, negligent misrepresentation, fraud, or statutory franchise investment or relationship violations. Remedies may include damages or rescission of the franchise agreement by the franchisee. These claims may already exist and their assertion against us could adversely affect our business, financial condition, and results of operations.

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

We may be subject to complaints from or litigation by customers who allege beverage or food-related illness, injuries suffered on the premises or other quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable. We may also be the subject of complaints or allegations from current, former or prospective employees from time-to-time. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business, financial condition and results of operations.

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

Office Space and Plant

We currently lease approximately 17,620 square feet of office space in Irvine, California and approximately 6,192 square feet of warehouse space in Irvine, California. The lease for the office space will expire in January 2011 and the lease for the warehouse space will expire in October 2006. We also lease a 66,237 square foot roasting facility located in Castroville, California. The term of the current lease expires on December 31, 2015, and is renewable, at our option, for a term of 15 additional years. We believe that our facilities are generally adequate for our current needs, and that suitable additional production and administrative space will be available as needed for the foreseeable future.

Company Operated Locations

As of June 29, 2005, we were a party to leases for a total of 62 company operated retail locations. During fiscal year 2005, we closed two locations. Our company operated retail locations on leased premises are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or if renewed, that rents will not increase substantially, either of which would adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial increases or are subject to renewal with a scheduled rent increase, which could result in rents being above fair market value. In addition, at the time of lease renewal, significant remodeling is typically required. It is possible that the Company may not have available capital to perform such remodeling.

Franchised Stores

All of our Gloria Jean’s locations are operated on leased premises, 132 of which are franchised. A majority of the leased premises presently occupied by Gloria Jean’s franchised outlets are leased by us, and we have entered into sublease agreements with the franchisees on a cost pass-through basis. Gloria Jean’s, however, remains obligated under the lease in all such cases. As further discussed below under the heading “Financial Condition and Liquidity and Capital Resources – Commitments and Contractual Obligations,” our maximum theoretical future exposure under these leases at June 29, 2005, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $15,933,000. In the future, new franchisees will generally be required to enter into master leases directly with the landlord. This will also be the case when current leases are up for renewal. Gloria Jean’s stores are designed to accommodate locations in various sizes, ranging from 170 square foot kiosk outlets (which sell principally coffee drinks and other beverages) to 2,000 square foot full service stores.

Item 3.	Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of September 23, 2005, we were not a party to any material pending legal proceedings.

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

	Price Range
Period	High	Low
Fiscal Year Ended June 30, 2004
Twelve Weeks Ended September 24, 2003	$3.65	$2.85
Twelve Weeks Ended December 17, 2003	4.86	3.25
Twelve Weeks Ended March 10, 2004	3.89	3.17
Sixteen Weeks Ended June 30, 2004	5.88	3.20

Fiscal Year Ended June 29, 2005
Twelve Weeks Ended September 22, 2004	5.60	4.72
Twelve Weeks Ended December 15, 2004	5.83	4.24
Twelve Weeks Ended March 9, 2005	6.12	5.11
Sixteen Weeks Ended June 29, 2005	5.32	4.01

At September 28, 2005, there were 5,302,789 shares of our common stock outstanding and 675 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6.	Selected Financial Data.

Our fiscal year ends on the Wednesday closest to June 30. This reporting schedule generally results in three 12-week quarters and one 16-week quarter during the fourth fiscal quarter, for a total of 52 weeks. However, due to the alignment of the calendar in 2002, the fiscal year ended July 3, 2002 contains 17 weeks during the fourth fiscal quarter, for a total of 53 weeks. The following selected financial data may not be indicative of our future results of operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 21, and should be read in conjunction with our consolidated financial statements and related notes.

On February 11, 2005 we completed the sale of our Gloria Jean’s international operations. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial statements for all periods have been reclassified to report the financial results for those operations as discontinued operations.

The information set forth below should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Fiscal Year ended June 29, 2005	Fiscal Year ended June 30, 2004	Fiscal Year ended July 2, 2003	Fiscal Year ended July 3, 2002(A)	Fiscal Year ended June 27, 2001
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue:
Retail sales	$31,890	$31,617	$33,034	$38,658	$46,925
Wholesale and other	16,482	14,861	14,788	16,681	18,545
Franchise revenue	4,166	4,407	4,810	5,322	5,857

Total net revenue	52,538	50,885	52,632	60,661	71,327

Costs and expenses:
Cost of sales and related occupancy costs	26,765	24,642	25,862	30,423	36,152
Operating expenses	17,449	16,701	16,954	17,801	20,893
Depreciation and amortization	2,372	2,315	2,169	2,474	4,445
General and administrative expenses	11,178	9,597	9,150	9,398	10,459
Provision for asset impairment and restructuring costs	—	94	2,176	542	2,867
Gain on asset disposals	(4)	(2)	(868)	(423)	(173)

Total costs and expenses	57,760	53,347	55,443	60,215	74,643

Operating income (loss) from continuing operations	(5,222)	(2,462)	(2,811)	446	(3,316)
Interest income (expense) and other, net	56	(318)	(256)	(537)	(1,290)

Loss from continuing operations before income tax provision	(5,166)	(2,780)	(3,067)	(91)	(4,606)
Income tax benefit	(1,851)	(1,133)	(563)	(363)	(206)

Income (loss) from continuing operations	$(3,315)	$(1,647)	$(2,504)	$272	$(4,400)

Discontinued operations:
Income from discontinued operations, net	2,143	1,898	1,146	680	412
Gain on sale of discontinued operations, net	15,795	—	—	—	—

Net income (loss)	$14,623	$251	$(1,358)	$952	$(3,988)

Basic and diluted net income (loss) per share (B):
Income (loss) from continuing operations	$(0.64)	$(0.32)	$(0.49)	$0.05	$(1.28)
Income from discontinued operations, net	$3.44	$0.37	$0.22	$0.13	$0.12
Net income (loss)	$2.80	$0.05	$(0.26)	$0.18	$(1.16)

Balance Sheet Data:
Working capital (deficiency)	$11,203	$641	$1,207	$809	$(819)
Total assets	40,313	25,218	26,101	27,806	31,891
Long-term debt and obligations under capital leases, less current portion	328	1,173	2,033	2,832	4,219
Total stockholders’ equity	$31,513	$16,475	$16,202	$17,492	$16,678

(A)	Includes 53 weeks of operation.

(B)	All per share information has been adjusted to reflect our one-for-four reverse stock split, which was effective May 9, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent significant transactions that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal 2005 to fiscal 2004 and comparing the results for fiscal 2004 to fiscal 2003.

•	Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of June 29, 2005. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•	Critical accounting policies. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	New accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.

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

Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Diedrich Coffee and Coffee People brands are primarily company store operations and the Gloria Jean’s brand is primarily a franchised store operation. As of June 29, 2005, we owned and operated 62 retail locations and franchised 139 other retail locations under these brands, for a total of 201 retail coffee outlets. Our retail units are located in 33 states. As of June 29, 2005, we had over 460 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants, and others. Although the specialty coffee industry is dominated by a single company with almost 7,000 domestic locations, we are one of the nation’s largest specialty coffee retailers. Our system-wide revenues are more than $108 million. System-wide revenues include sales from company operated and franchise locations.

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

Same-store sales growth, or comparative sales growth, is a primary statistic used in the retail industry to measure core revenues. This measure compares sales for all units open for one year or more to the comparable prior year period. We use this measure to evaluate single coffeehouse, total brand, and total company sales performance. Until recently, comparable sales of our company operated stores and domestic franchised stores had declined, primarily as a result of aging stores, a lack of capital to fund store improvements, and no new store openings. New stores typically achieve relatively strong comparative sales growth in their early years. Franchised units that are located in malls have also experienced declining sales due to overall declines in mall traffic. Our ability to open new company operated and franchise stores depends on our success in raising capital and selling franchises. Continuing declines in same store sales could result in store closures, make sales of franchises more difficult and have a material adverse impact on our future performance.

The number of operating units opened and closed is also a measure of the health of our brands and our business, although it is affected by a number of factors, including the availability of capital to finance growth. In recent years the number of domestic units has declined because the number of aging units closing exceeded the number of new units opening. Company operated stores have increased and franchised stores have decreased. Unlike new company operated stores, new franchised stores do not require our capital. In addition, franchised stores typically make an immediate profit contribution, whereas company stores generally are not profitable in the first year. Our near-term growth plans focus primarily on franchising new domestic stores. Failure to successfully expand our franchise operations would materially adversely impact our future performance.

We use the relationship between cost of sales and related occupancy costs and operating expenses to sales to measure the operating efficiency of our individual coffeehouses and to measure the relationship between general and administrative expenses to sales to monitor and control the level of corporate overhead. Cost of sales and related occupancy costs increased in the current fiscal year due to the higher percentage of the higher cost Keurig K-cup business. In total, wholesale sales which carry a higher costs of goods sold than retail sales, increased as a percentage of the total retail and wholesale sales mix. Cost of sales and related occupancy costs declined in the prior fiscal year as a result of the sale of high cost, low margin retail units and due to our exiting the unprofitable wholesale grocery chain distribution channel. Operating expenses as a percentage of sales have increased in the past two years as a result of dedicating more in-store labor and supervision to the retail stores. General and administrative expenses have increased as a percentage of sales due to staffing for accelerated growth and due to the effect of continuing declines in sales, until fiscal 2005, on a relatively fixed expense base.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue of certain items included in our statements of income for the years indicated:

	Year Ended June 29, 2005	Year Ended June 30, 2004	Year Ended July 2, 2003
Net revenue:
Retail sales	60.7%	62.1%	62.8%
Wholesale and other	31.4	29.2	28.1
Franchise revenue	7.9	8.7	9.1

Total revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales and related occupancy costs	50.9%	48.4%	49.1%
Operating expenses	33.2	32.8	32.2
Depreciation and amortization	4.5	4.5	4.1
General and administrative expenses	21.3	18.9	17.4
Provision for asset impairment and restructuring costs	—	0.2	4.1
Gain on asset disposals	—	—	(1.6)

Total costs and expenses	109.9%	104.8%	105.3%

Operating loss from continuing operations	(9.9)%	(4.8)%	(5.3)%
Interest income (expense) and other, net	0.1	(0.6)	(0.5)

Loss from continuing operations before income tax provision	(9.8)	(5.4)	(5.8)
Income tax benefit	(3.5)	(2.2)	(1.1)

Loss from continuing operations	(6.3)%	(3.2)%	(4.7)%
Discontinued operations:
Income from discontinued operations, net	4.1%	3.7%	2.2%
Gain on sale of discontinued operations, net	30.0	—	—

Net income (loss)	27.8%	0.5%	(2.5)%

Sale of International Franchise Operations

On February 11, 2005, we completed the sale of its Gloria Jean’s international franchise operations to Jireh International Pty. Ltd., formerly the Gloria Jean’s master franchisee for Australia, and certain of its affiliates (collectively, “Jireh”) for $16,000,000 in cash and an additional $7,020,000 payable over the next six years under license, roasting and consulting agreements. The sale resulted in a gain on the disposal of discontinued operations of $15,795,000, net of $3,139,000 in taxes. The tax expense associated with the discontinued operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

The sale included immediate transfer of franchise rights to Jireh of 338 Gloria Jean’s retail locations outside the U.S. and Puerto Rico, including 242 in Australia. After all payments have been made to us under the license, roasting and consulting agreements, all remaining Gloria Jean’s trademarks, including those in the U.S., will be transferred to Jireh. Concurrent with such future transfer, our U.S.-based Gloria Jean’s subsidiary will enter into a perpetual, royalty-free master franchise agreement with Jireh under which we will continue to have exclusive rights to operate, franchise and develop Gloria Jean’s locations throughout the U.S. and Puerto Rico and to continue our wholesale operations under the Gloria Jean’s Coffees brand in these same markets.

We agreed to not compete internationally through our Diedrich Coffee and Coffee People brands for a period of two years from the date of sale. Other than that restriction, our domestic Gloria Jean’s outlets, our

Castroville roasting operations, our wholesale operations and our company operated Diedrich Coffee and Coffee People retail outlets were not significantly affected by this transaction.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Gloria Jean’s international franchise operations are reported as discontinued operations for all periods presented.

Results of Operations

Year Ended June 29, 2005 Compared To Year Ended June 30, 2004

Total Revenue.    Our revenue from continuing operations for the year ended June 29, 2005 increased by $1,653,000, to $52,538,000 from $50,885,000 for the year ended June 30, 2004. This result was the net effect of a 0.9% increase in retail sales, a 10.9% increase in wholesale sales and a 5.5% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Retail Sales.    Our retail sales revenue for the year ended June 29, 2005 increased by $273,000, or 0.9%, to $31,890,000 from $31,617,000 for the year ended June 30, 2004. This increase was primarily due to a company-operated same store sales increase of 4.7%, and a net increase of four company stores since the beginning of the prior year. Retail sales from our internet website also increased by $139,000 from $457,000 in fiscal 2004 to $596,000 in fiscal 2005.

Wholesale Revenue.    Our wholesale sales for the year ended June 29, 2005 increased by $1,621,000, or 10.9%, to $16,482,000 from $14,861,000 for the year ended June 30, 2004. This increase was primarily the net result of the following factors:

Keurig “K-cup” and other Third Party Wholesale sales.    Third party wholesale sales increased $1,878,000, or 21.5% to $10,624,000 led by strong growth in the Keurig “K-cup” sales which increased by 27.6%.

Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $219,000 for the year ended June 29, 2005 because of a net decrease of 14 domestic franchise stores since the beginning of the 2004 fiscal year and compounded by negative 3.0% same store sales in fiscal 2005 for the Gloria Jean’s domestic system which reduced roasted coffee usage.

Franchise Revenue.    Our domestic franchise revenue decreased by $241,000, or 5.5%, to $4,166,000 for the year ended June 29, 2005 from $4,407,000 for the year ended June 30, 2004. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The decrease in domestic franchise revenue was primarily due to the net impact of a 14 store decrease in units as 22 new units opened but 36 closed during the past two fiscal years, and also due to 3.0% negative same store sales which affected royalties.

Cost of Sales and Related Occupancy Costs.    As a percentage of total revenue, these costs increased from 48.4% in fiscal 2004 to 50.9% in fiscal 2005. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 53.0% in fiscal 2004 to 55.3% in fiscal 2005. Retail cost of sales remained relatively stable, but wholesale cost of sales increased from 69.8% to 72.2% of wholesale sales in fiscal 2005 due to a higher percentage of higher cost Keurig business in the current year. Wholesale sales that carry a higher cost of goods sold than retail sales, also increased as a percentage of the retail and wholesale sales mix from 32.0% to 34.1%.

Operating Expenses.    Operating expenses for the year ended June 29, 2005, as a percentage of retail and wholesale sales, increased modestly, increasing from 35.9% of retail and wholesale sales in fiscal 2004 to 36.1% in the current year. Retail operating expenses increased from 47.0% of retail sales in fiscal 2004 to 47.7% in the current year primarily due to increased labor and supervision costs.

Depreciation and Amortization.    Depreciation and amortization was relatively stable increasing $57,000, or 2.5% to $2,372,000 for the year ended June 29, 2005.

General and Administrative Expenses.    Our general and administrative expense increased by $1,581,000, or 16.5%, to $11,178,000 for the year ended June 29, 2005. On a margin basis, general and administrative expenses increased to 21.3% of total revenue for the year ended June 29, 2005 from 18.9% of total revenue for the year ended June 30, 2004. This 2.4 unfavorable margin basis point change for the current year was primarily the result of a $614,000 increase in costs related to actual and planned store growths in areas such as marketing, franchise sales, real estate, technology and development, $292,000 in increased independent audit and financial staffing costs, increased cost of Gloria Jean’s franchisee meetings of $211,000, and a $260,000 workers compensation refund received in the prior fiscal year period.

Provision for Asset Impairment and Restructuring Costs.    No provision was required in fiscal 2005. A provision of $94,000 was recorded in the prior year.

Interest Expense and Other, Net.    Interest expense, interest income and other income, net which was an expense of $318,000 in the year ended June 30, 2004, was income of $56,000 in the year ended June 29, 2005. This change was due to a lower level of outstanding debt in the current year and interest income on our increased cash generated from the proceeds on the sale of the international franchise operations.

Income Tax Benefit.    We had losses from continuing operations and income from discontinued operations for the years ended June 30, 2005 and June 30, 2004. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the income tax benefit generated by the loss from continuing operations were $1,851,000 and $1,133,000 for the years ended June 29, 2005 and June 30, 2004, respectively. Due to the utilization of net operating loss carryforwards in the sale of the Gloria Jean’s international franchise operations and following an Internal Revenue Code Section 382 analysis, as of June 29, 2005, net operating loss carryforwards for federal income tax purposes of $3,615,000 are available to be utilized against future taxable income for years through fiscal 2024, subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating loss carryforwards have been fully reserved. As of June 29, 2005, there were no net operating loss carryforwards available for state income tax purposes.

Results of Discontinued Operations    As a result of the sale of the international Gloria Jean’s franchise operations on February 11, 2005 the results from this component of our business are presented as discontinued operations for the fiscal years ended June 29, 2005 and June 30, 2004 in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the year ended June 29, 2005 net income from discontinued operations was $17,938,000, net of $3,457,000 in taxes, including a gain of $15,795,000, net of $3,139,000 in taxes. The tax expense associated with the discontinued operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations. In the year ended June 30, 2004 income from discontinued operations was 1,898,000, net of taxes of $1,161,000.

Year Ended June 30, 2004 Compared To Year Ended July 2, 2003

Total Revenue.    Total revenue from continuing operations for the year ended June 30, 2004 decreased by $1,747,000, to $50,885,000 from $52,632,000 for the year ended July 2, 2003. This result was the net effect of a decrease in retail sales and franchise revenue, offset by an increase in wholesale sales. Each component of total revenue is discussed below.

Retail Sales.    Our retail sales revenue for the year ended June 30, 2004 decreased by $1,417,000, or 4.3%, to $31,617,000 from $33,034,000 for the year ended July 2, 2003. This decrease was primarily related to a lower number of company stores partially offset by higher same store sales. During the year, five company stores were closed and a net of two stores were transferred to us from franchisees. The retail sales decrease is attributable to sales lost from the year over year company store count decline of approximately $2,206,000, which was partially offset by the 1.4% increase in comparable store sales for company operated units, approximately $646,000. Retail sales from our internet website also increased by $185,000 from $272,000 in fiscal 2003 to $457,000 in fiscal 2004.

Wholesale and Other.    Our wholesale revenue for the year ended June 30, 2004 increased by $73,000, or 0.5%, to $14,861,000 from $14,788,000 for the year ended July 2, 2003. This increase was primarily the net result of the following factors:

Keurig “K-cup” and other Office Coffee Service sales.    Keurig “K-cup” and other Office Coffee Service sales, along with other non-contract sales, achieved 17.2% sales growth in fiscal 2004, increasing $1,053,000 to $7,163,000.

Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $817,000 for the year ended June 30, 2004 because of a decrease in the number of domestic franchise stores in the current fiscal year. This resulted from the closure of 14 Gloria Jean’s domestic franchise locations. The decrease in domestic store count was compounded by a decrease of 0.8% in Gloria Jean’s domestic system comparable sales that also reduced roasted coffee usage.

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

Franchise Revenue.    Our domestic franchise revenue decreased by $403,000, or 8.4%, to $4,407,000 for the year ended June 30, 2004 from $4,810,000 for the year ended July 2, 2003. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, royalties received on sales at franchised locations, and miscellaneous other franchise revenue, including coordination fees received from product suppliers. The decrease in franchise revenue was primarily due to the reduction in domestic franchise royalties which declined by $478,000 primarily due to the six store net decrease in the number of Gloria Jean’s domestic franchise locations compared to the prior year 2004 and the 0.8% decrease in Gloria Jean’s franchise comparable store sales.

Cost of Sales and Related Occupancy Costs.    As a percentage of total revenue, these costs declined from 49.1% in fiscal 2003 to 48.4% in fiscal 2004. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs declined as a percentage of total retail and wholesale sales from 54.1% in fiscal 2003 to 53.0% in fiscal 2004. Overall cost of sales remained relatively stable, although wholesale cost of sales declined by $158,000 primarily due to our exiting the high cost retail grocery distribution channel early in fiscal 2004. Retail cost of sales declined by $497,000 primarily due to the closure of five company-operated stores. Occupancy costs declined by $567,000 primarily due to the retail stores with high occupancy costs that were closed in the past year.

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

Operating Expenses.    Operating expenses for the year ended June 30, 2004 declined by 1.5% to $16,701,000 from $16,954,000 for the year ended July 2, 2003. However, as a percentage of total retail and wholesale sales, operating expenses increased slightly, from 35.5% of retail and wholesale sales for the year ended July 2, 2003 to 35.9% for the year ended June 30, 2004. Retail operating expenses increased primarily as a result of increased staffing in the coffeehouses and additional supervision of these units as well as higher marketing costs. Wholesale operating expenses decreased primarily as a result of our exiting the retail grocery distribution channel in fiscal 2004.

Depreciation and Amortization.    Depreciation and amortization increased by $146,000, or 6.7%, to $2,315,000 for the year ended June 30, 2004. This increase is primarily due to the store re-imaging and improvement program conducted during fiscal 2004 and as a result of acquiring additional machinery and equipment for our Castroville roasting facility.

General and Administrative Expenses.    Our general and administrative expense increased by $447,000, or 4.9%, to $9,597,000 for the year ended June 30, 2004. As a percentage of total revenue, general and administrative expenses increased to 18.9% of total revenue for the year ended June 30, 2004 from 17.4% of total revenue for the year ended July 2, 2003. This 1.5% unfavorable margin change for the current year was primarily the result of a $400,000 increase in salaries due to additional staffing in the franchise development and construction areas in preparation for a planned acceleration of unit growth.

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

Income Tax Benefit.    We had losses from continuing operations and income from discontinued operations for the years ended June 30, 2004 and July 2, 2003. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the income tax benefit generated by the loss from continuing operations were $1,133,000 and $563,000 for the years ended June 30, 2004 and July 2, 2003, respectively. As of June 30, 2004, net operating loss carryforwards for federal and state income tax purposes of $30,546,000 and $19,228,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal and 2014 for state, subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating loss carryforwards have been fully reserved.

Results of Discontinued Operations.    As a result of the sale of the international Gloria Jean’s franchise Operations on February 11, 2005 the results from this segment are presented as discontinued operations for the fiscal years ended June 30, 2004 and July 2, 2003 in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the year ended June 30, 2004 net income from discontinued operations was $1,898,000, net of taxes of $1,161,000. In the year ended July 2, 2003 income from discontinued operations was $1,146,000, net of taxes of $617,000. The $752,000 increase was a result of an increase of 76 international units during the year and a gain on an area development termination.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At June 29, 2005, we had working capital of $11,203,000, total long-term debt, capital lease obligations, deferred rent and stock warrants of $789,000 and $31,513,000 of stockholders’ equity, compared to a working capital of $641,000, total long-term debt, capital lease obligations and deferred rent of $1,641,000 and $16,475,000 of stockholders’ equity at June 30, 2004. As a result of the restructuring of our credit agreements as described in “Outstanding Debt and Financing Arrangements” below, available credit under our credit agreements increased from approximately $4,600,000 at June 30, 2004 to $5,250,000 at June 29, 2005.

Cash Flows

The following is a summary of our cash flows for the three years ended June 29, 2005:

	Fiscal Years Ended
	June 29, 2005	June 30, 2004	July 2, 2003
Cash flows provided by operating activities:
Net income (loss)	$14,623,000	$251,000	$(1,358,000)
Less: Income from discontinued operations, net	(2,143,000)	(1,898,000)	(1,146,000)
Gain on disposal of discontinued operations, net	(15,795,000)	—	—

Loss from continuing operations	(3,315,000)	(1,647,000)	(2,504,000)
Net non-cash charges to income	908,000	1,812,000	3,502,000
Net (increase) decrease in operating assets	(2,241,000)	173,000	(689,000)
Net increase in operating liabilities	1,942,000	541,000	30,000

Cash flows provided by (used in) continuing operating activities	$(2,706,000)	$879,000	$339,000
Cash flows provided by (used in) discontinued operations	(201,000)	2,877,000	1,213,000
Cash flows provided by (used in) investing activities	12,353,000	(2,438,000)	(690,000)
Cash flows used in financing activities	(752,000)	(2,144,000)	(470,000)

Net increase (decrease) in cash	8,694,000	(826,000)	392,000
Cash at beginning of year	1,799,000	2,625,000	2,233,000

Cash at end of year	$10,493,000	$1,799,000	$2,625,000

Capital commitments at end of year	$2,065,000	$514,000	$194,000

The decrease in cash from continuing operations in fiscal year 2005 as compared to fiscal years 2004 and 2003 is more fully enumerated in the consolidated statements of cash flows in the accompanying consolidated financial statements.

Working capital requirements tend to be seasonal, with inventories and receivables increasing before the holiday season and declining in the post holiday period. Planned new store growth will initially have the effect of increasing working capital requirements and decreasing cash flows provided by operating activities.

Cash flow provided by discontinued operating activities is primarily the results of international franchise operations before the sale in February 2005.

Cash provided by investing activities from the fiscal year ended June 29, 2005 increased $14,791,000 from cash used of $2,438,000 in fiscal 2004 to cash provided of $12,353,000 in fiscal 2005. The increase is primarily the result of the sale of international operations for $16,000,000 in cash offset by capital expenditures of $3,665,000.

The decrease in cash flows used in financing activities is the result of a net reduction of long-term debt and capital lease obligations from fiscal 2004 to fiscal 2005. Cash flows used in fiscal 2004 increased from fiscal 2003 due to an increase in payments on long-term debt.

We had capital commitments at the end of the fiscal year 2005 totaling $2,065,000, of which $1,228,000 relates to opening new stores and $837,000 for remodeling, equipment and software upgrades for company operated retail units and the Castroville roasting facility. Capital commitments at the end of the fiscal year 2004 totaled $514,000 of which $406,000 relates to opening a new store and $108,000 for remodeling and equipment for company operated retail units. Capital commitments at the end of the fiscal year 2003 relate to remodeling company operated retail units.

Outstanding Debt and Financing Arrangements

On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us to, at our election, issue notes up to an aggregate principal amount of $5,000,000. Issued notes will be amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters. Notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares will be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, we immediately issued a $1,000,000 note under the facility, and used the proceeds from that note and other available cash to repay all outstanding debt with Bank of the West. On September 15, 2004, we issued a second note for $1,000,000 under this facility. As of June 29, 2005, no debt was outstanding under the facility. The Company was in compliance with the covenants contained in its financing agreements at June 29, 2005. No amounts were outstanding and the full amounts are available for borrowing at that date.

On May 10, 2004, we also entered into an Amended and Restated Credit Agreement with Bank of the West. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. At June 29, 2005 no debt was outstanding under the working capital facility and $609,000 of letters of credit were outstanding under the letter of credit facility.

Based upon the terms of our credit agreements, as amended, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash from operations, cash and cash equivalents, and funds available under our credit agreements will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

Off-Balance Sheet Arrangements

As of June 29, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of regulation S-K.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and commitments as of June 29, 2005:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Capital leases (including interest)	619	115	88	88	328
Company operated retail locations and other operating leases	18,758	3,596	4,990	3,736	6,436
Franchise operated retail locations operating leases	15,933	3,914	5,722	3,220	3,077
Green coffee commitments	1,806	1,806	—	—	—

	$37,116	$9,431	$10,800	$7,044	$9,841

The company also has entered into employment agreements with its President and Chief Executive Officer and two other senior executive officers that provide for severance payments in the event that these individuals are terminated without cause or that they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. The Company’s maximum liability for severance under the contracts is currently $770,000. Because such amounts are contingent they have not been included in the above table.

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for 10 to 20 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 80 Gloria Jean’s franchise locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for making payments thereunder. Our maximum theoretical future exposure at June 29, 2005, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $15,933,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord that is less than the sum of all remaining future rents and other amounts payable.

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

The most significant assumptions we use in this analysis are those made in estimating future net cash flows. In estimating future cash flows, we consider historical results as well as the assumptions utilized in our strategic plan for items such as same-store sales, store count growth rates, and the discount rate we consider to be the market discount rate used for acquisitions of similar businesses.

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

Estimated Liability for Closing Stores

We make decisions to close stores based on prospects for estimated future profitability and sometimes we are forced to close stores due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our management team evaluates each store’s performance every period. When stores continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve the performance of an unprofitable store. Based on the management team’s judgment, we estimate the future net cash flows. If we determine that the store will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the store, we may close the store. Additionally, franchisees may close stores for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed store if we decide not to operate it as a company operated store. Effective January 1, 2003, we establish the estimated liability on the actual closure date which is generally the date on which we cease to receive economic benefit from the unit. Prior to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003, we established the estimated liability when we identified a store for closure, which may or may not have been the actual closure date. We also review the net cash flows to determine the need to provide for asset impairment.

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

Valuation Allowance for Net Deferred Tax Assets and Contingencies

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of June 29, 2005, our net deferred tax assets and related valuation allowance totaled approximately $2,631,000.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which amends FASB Statements 123 and 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways — the modified prospective transition method or the modified retrospective transition method. The Company does not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS 123R will be significantly different from the historical pro forma impacts as disclosed in accordance with SFAS 123.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At June 29, 2005, we had a $5,000,000 loan facility and a $250,000 working capital facility, both with no outstanding balance, each of which could be affected by changes in short term interest rates. At fiscal year-end, the interest rates ranged from 4.46% to 4.63%.

Commodity Price Risk

Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity- based financial instruments to hedge against fluctuations in the price of green coffee. To ensure that we have an adequate supply of green coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At June 29, 2005, we had commitments to purchase coffee through fiscal year 2006, totaling $1,806,000 for 1,097,000 pounds of green coffee, the majority of which were fixed as to price. The coffee scheduled to be delivered to us in fiscal year 2006 pursuant to these commitments will satisfy approximately 25% of our anticipated green coffee requirements for the fiscal year. Assuming we require approximately 3,344,000 additional pounds of green coffee during fiscal 2006 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $33,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

Diedrich Coffee, Inc. has agreed to indemnify and hold KPMG LLP harmless against and from any and all legal costs and expenses incurred by KPMG LLP in successful defense of any legal action or proceeding that arises as a result of KPMG LLP’s consent to the incorporation by reference of its audit report on Diedrich Coffee, Inc.’s past financial statements incorporated by reference herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

KPMG was previously the principal accountants for Diedrich Coffee, Inc. On October 26, 2004, the Audit Committee approved the dismissal of KPMG as the Company’s principal accountants upon the acceptance by BDO Seidman, LLP of its appointment to serve in such capacity. The decision to change auditors was recommended and approved by the Audit Committee.

The audit reports of KPMG on the consolidated financial statements of Diedrich Coffee, Inc. as of and for the fiscal years ended June 30, 2004 and July 2, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG’s report on the Company’s 2003 financial statements contained an explanatory paragraph relating to the Company’s change in method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective June 28, 2001.

In connection with the audits of the fiscal years ended June 30, 2004 and July 2, 2003 and the subsequent interim period through October 26, 2004, there were no disagreements or reportable events with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to KPMG’s satisfaction would have caused KPMG to make reference in connection with its opinion to the subject matter of the disagreement or reportable event, except as described below:

In performing its audit of our consolidated financial statements for the year ended June 30, 2004, KPMG noted a matter involving our internal controls that it considered to be a reportable condition. A “reportable condition,” which may or may not be determined to be a material weakness, involves matters relating to significant deficiencies in the design or operation of internal controls that, in KPMG’s judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The reportable conditions, which were not considered by the Company to be material weaknesses, noted that the Company does not have adequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions. Specifically, KPMG noted that in the fourth quarter of fiscal year 2004 the Company had recognized $113,000 in franchise revenue related to a terminated area development agreement when it should have been recognized in the first fiscal quarter, which resulted in the Company having to restate its first fiscal quarter results. It also noted that the Company had not fully addressed the impact of accounting for the warrants associated with the convertible debt issued in May 2004, and had not timely completed the assessment necessary to implement Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” The Company has authorized KPMG to respond fully to the inquiries of BDO Seidman, LLP regarding the events described above.

For the fiscal year of the Company ended June 30, 2004 and the subsequent interim period through October 26, 2004, the Company did not consult with BDO Seidman, LLP regarding the application of accounting principles to a specified transaction, type of audit opinion that might be rendered on the Company’s financial statements, or any other accounting, auditing or reporting matters.

Item 9A.	Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of June 29, 2005. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth quarter of fiscal 2005 by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer and the Audit Committee of the Board of Directors determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in the Company’s accounting policies for leases that was not consistent with United States generally accepted accounting principles (“GAAP”). The Company’s controls over the selection, monitoring, implementation and review of the Company’s lease accounting policies, specifically amortization of leasehold improvements, tenant improvement allowances, and rent holidays for leased facilities were not effective. As a result, on April 1, 2005, the Audit

Committee concluded that it concurred with the Company’s management recommendation to restate the financial statements for the fiscal years ended July 3, 2002, July 2, 2003 and June 30, 2004, and for the first, second and third quarters of the current fiscal year to correct errors in lease accounting, as reported in our Current Report on Form 8-K, filed on April 1, 2005, and amended on April 8, 2005. The Company filed an amended Annual Report for the year ended June 30, 2004 on Form 10-K/A, to restate prior period financial statements. Except for the material weakness described above, no change in the Company’s internal controls over financial reporting occurred during the fourth quarter ended June 29, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2005.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2005.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our common stock may be issued as of June 29, 2005.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	937,617(1)	$5.27	361,084(2)

Total	937,617	$5.27	361,084

(1)	Represents options to purchase shares of our common stock issued under: the Diedrich Coffee, Inc. 2000 Equity Incentive Plan; the Stock Option Plan and Agreement with Roger M. Laverty; the Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan; and the Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan.

(2)	Represents securities available for issuance under the Diedrich Coffee, Inc. 2000 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2005.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 29, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

DIEDRICH COFFEE, INC.

September 29, 2005	By:	/s/ ROGER M. LAVERTY
Roger M. Laverty
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL HEESCHEN Paul Heeschen	Chairman of the Board of Directors	September 29, 2005

/s/ ROGER M. LAVERTY Roger M. Laverty	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 29, 2005

/s/ MARTIN LYNCH Martin Lynch	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 29, 2005

/s/ SEAN MCCARTHY Sean McCarthy	Vice President and Chief Accounting Officer (Principal Accounting Officer)	September 29, 2005

/s/ LAWRENCE GOELMAN Lawrence Goelman	Director	September 29, 2005

/s/ RICHARD SPENCER Richard Spencer	Director	September 29, 2005

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diedrich Coffee, Inc.:

We have audited the accompanying consolidated balance sheet of Diedrich Coffee, Inc. and subsidiaries (the “Company”) as of June 29, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the supplementary information included in Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedules of the Company for the years ended June 30, 2004 and July 2, 2003 and as of June 30, 2004 were audited by another independent registered public accounting firm. That firm expressed an unqualified opinion on those financial statements in their report dated August 20, 2004, except as to paragraphs 3, 4, 5, 6 and 7 of note 1, which were as of September 22, 2005.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. and subsidiaries as of June 29, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California

September 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diedrich Coffee, Inc.:

We have audited the accompanying consolidated balance sheet of Diedrich Coffee, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California

August 20, 2004, except as to paragraphs 3, 4, 5, 6 and 7 of note 1,

which are as of September 22, 2005

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 29, 2005	June 30, 2004
Assets
Current assets:
Cash	$10,493,000	$1,799,000
Accounts receivable, less allowance for doubtful accounts of $1,392,000 at June 29, 2005 and $1,155,000 at June 30, 2004	2,203,000	2,337,000
Inventories	3,426,000	2,815,000
Income tax refund	1,220,000	—
Current portion of notes receivable	1,165,000	81,000
Advertising fund assets, restricted	218,000	370,000
Prepaid expenses	489,000	341,000

Total current assets	19,214,000	7,743,000
Property and equipment, net	7,974,000	6,687,000
Goodwill	8,179,000	8,099,000
Assets held for sale	—	2,116,000
Notes receivable	4,554,000	153,000
Other assets	392,000	420,000

Total assets	$40,313,000	$25,218,000

Liabilities and Stockholders’ Equity

Current liabilities:
Current installments of obligations under capital leases	$85,000	$160,000
Current installments of long-term debt	—	200,000
Accounts payable	2,642,000	2,144,000
Accrued compensation	2,886,000	2,074,000
Accrued expenses	1,366,000	732,000
Franchisee deposits	632,000	611,000
Deferred franchise fee income	91,000	702,000
Advertising fund liabilities	218,000	370,000
Accrued provision for store closure	91,000	109,000

Total current liabilities	8,011,000	7,102,000
Obligations under capital leases, excluding current installments	328,000	390,000
Long term debt, excluding current installments	—	783,000
Deferred rent	452,000	468,000
Common stock warrants	9,000	—

Total liabilities	8,800,000	8,743,000

Commitments and contingencies (Notes 6, 7 and 11)
Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,273,000 shares at June 29, 2005 and 5,161,000 shares at June 30, 2004	53,000	52,000
Additional paid-in capital	58,472,000	58,058,000
Accumulated deficit	(27,012,000)	(41,635,000)

Total stockholders’ equity	31,513,000	16,475,000

Total liabilities and stockholders’ equity	$40,313,000	$25,218,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 29, 2005	Year Ended June 30, 2004	Year Ended July 2, 2003
Net revenue:
Retail sales	$31,890,000	$31,617,000	$33,034,000
Wholesale and other	16,482,000	14,861,000	14,788,000
Franchise revenue	4,166,000	4,407,000	4,810,000

Total revenue	52,538,000	50,885,000	52,632,000

Costs and expenses:
Cost of sales and related occupancy costs	26,765,000	24,642,000	25,862,000
Operating expenses	17,449,000	16,701,000	16,954,000
Depreciation and amortization	2,372,000	2,315,000	2,169,000
General and administrative expenses	11,178,000	9,597,000	9,150,000
Provision for asset impairment and restructuring costs	—	94,000	2,176,000
Gain on asset disposals	(4,000)	(2,000)	(868,000)

Total costs and expenses	57,760,000	53,347,000	55,443,000

Operating loss from continuing operations	(5,222,000)	(2,462,000)	(2,811,000)
Interest expense	(223,000)	(348,000)	(305,000)
Interest and other income, net	279,000	30,000	49,000

Loss from continuing operations before income tax provision	(5,166,000)	(2,780,000)	(3,067,000)
Income tax benefit	(1,851,000)	(1,133,000)	(563,000)

Loss from continuing operations	$(3,315,000)	$(1,647,000)	$(2,504,000)
Discontinued operations:
Income from discontinued operations, net of $318,000, $1,161,000 and $617,000 taxes, respectively	2,143,000	1,898,000	1,146,000
Gain on sale of discontinued operations, net of $3,139,000 taxes	15,795,000	—	—

Net income (loss)	$14,623,000	$251,000	$(1,358,000)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.64)	$(0.32)	$(0.49)

Income from discontinued operations, net	$3.44	$0.37	$0.22

Net income (loss)	$2.80	$0.05	$(0.26)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,218,000	5,161,000	5,161,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, July 3, 2002	5,161,000	52,000	57,968,000	(40,528,000)	17,492,000
Stock compensation expense	—	—	68,000	—	68,000
Net loss	—	—	—	(1,358,000)	(1,358,000)

Balance, July 2, 2003	5,161,000	52,000	58,036,000	(41,886,000)	16,202,000
Stock compensation expense	—	—	22,000	—	22,000
Net income	—	—	—	251,000	251,000

Balance, June 30, 2004	5,161,000	$52,000	$58,058,000	$(41,635,000)	$16,475,000
Exercise of stock options	112,000	1,000	367,000		368,000
Stock compensation expense	—	—	47,000	—	47,000
Net income	—	—	—	14,623,000	14,623,000

Balance, June 29, 2005	5,273,000	$53,000	$58,472,000	$(27,012,000)	$31,513,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 29, 2005	Year Ended June 30, 2004	Year Ended July 2, 2003
Cash flows from operating activities:
Net income (loss)	$14,623,000	$251,000	$(1,358,000)
Income from discontinued operations	(2,143,000)	(1,898,000)	(1,146,000)
Gain on disposal of discontinued operations, net	(15,795,000)	—	—

Loss from continuing operations:	(3,315,000)	(1,647,000)	(2,504,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,372,000	2,315,000	2,169,000
Amortization and write off of loan fees	35,000	152,000	79,000
Amortization of note payable discount	7,000	—	—
Provision for bad debt	213,000	246,000	315,000
Income tax benefit	(1,851,000)	(1,133,000)	(563,000)
Provision for inventory obsolescence	89,000	210,000	34,000
Provision for asset impairment and restructuring	—	94,000	2,176,000
Provision for (reversal of) store closure	—	(70,000)	92,000
Stock compensation expense	47,000	22,000	68,000
Notes receivable issued for franchise fees	—	(22,000)	—
Gain on disposal of assets	(4,000)	(2,000)	(868,000)
Changes in operating assets and liabilities:
Accounts receivable	(866,000)	172,000	(272,000)
Inventories	(714,000)	(414,000)	(47,000)
Notes receivable	(139,000)	—	—
Prepaid expenses	(158,000)	560,000	(229,000)
Other assets	(364,000)	(145,000)	(141,000)
Accounts payable	498,000	36,000	18,000
Accrued compensation	812,000	767,000	(30,000)
Accrued expenses	619,000	6,000	150,000
Deferred franchise fees income and franchisee deposits	47,000	(66,000)	85,000
Accrued provision for store closure	(18,000)	(246,000)	(233,000)
Deferred rent	(16,000)	44,000	40,000

Net cash provided by (used in) continuing operations	(2,706,000)	879,000	339,000
Net cash provided by (used in) discontinued operations	(201,000)	2,877,000	1,213,000

Net cash provided by (used in) operating activities:	(2,907,000)	3,756,000	1,552,000
Cash flows from investing activities:
Capital expenditures for property and equipment	(3,665,000)	(2,530,000)	(1,947,000)
Proceeds from sale of discontinued operations	16,000,000	—	—
Proceeds from disposal of property and equipment	31,000	64,000	1,209,000
Goodwill	(80,000)	—	—
Issuance of notes receivable	—	(20,000)	—
Payments received on notes receivable	67,000	48,000	48,000

Net cash provided by (used in) investing activities	12,353,000	(2,438,000)	(690,000)

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended June 29, 2005	Year Ended June 30, 2004	Year Ended July 2, 2003
Cash flows from financing activities:
Payments on long-term debt	(1,983,000)	(2,967,000)	(1,226,000)
Payments on capital lease obligations	(137,000)	(177,000)	(194,000)
Exercise of stock options	368,000	—	—
Borrowings under credit agreement	1,000,000	1,000,000	950,000

Net cash used in financing activities	(752,000)	(2,144,000)	(470,000)

Net increase (decrease) in cash	8,694,000	(826,000)	392,000
Cash at beginning of year	1,799,000	2,625,000	2,233,000

Cash at end of year	$10,493,000	$1,799,000	$2,625,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$357,000	$153,000	$194,000

Income taxes	$2,828,000	$37,000	$60,000

Non-cash transactions:
Issuance of notes receivable	$7,020,000	$42,000	$—

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies and Practices

Business

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler, retailer and franchiser whose brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Company owns and operates 62 retail locations and is the franchiser of 139 retail locations as of June 29, 2005, all of which are located in 33 states. The Company also has over 460 wholesale accounts with businesses and restaurant chains. In addition, the Company operates a coffee roasting facility in central California that supplies freshly roasted coffee beans to its retail locations and to its wholesale customers.

Basis of Presentation and Fiscal Year End

The consolidated financial statements include the accounts of Diedrich Coffee, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions are eliminated. The Company’s fiscal year end is the Wednesday closest to June 30. In fiscal years 2003, 2004 and 2005, this resulted in a 52-week year.

Discontinued Operations

On February 11, 2005, the Company completed the sale of its Gloria Jean’s international franchise operations to Jireh International Pty. Ltd., formerly the Gloria Jean’s master franchisee for Australia, and certain of its affiliates (collectively, “Jireh”) for $16,000,000 in cash and an additional $7,020,000 payable over the next six years under license, roasting and consulting agreements. The sale resulted in a gain on the disposal of discontinued operations of $15,795,000, net of $3,139,000 of taxes. The tax expense associated with the discontinued operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

The sale included the immediate transfer of related franchise rights to Jireh of 338 Gloria Jean’s retail locations outside the U.S. and Puerto Rico, including 242 located in Australia.

The Company was not required to defer any of the gain on the disposal of Gloria Jean’s international franchise operations because all future payments are irrevocable, non-interest bearing and require no ongoing obligation or performance by the Company to receive them. Per EITF 00-21, this transaction is accounted for as a single unit of accounting.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Gloria Jean’s international franchise operations are reported as discontinued operations for all periods presented.

The following accounts are reflected in Discontinued Operations:

•	International franchise royalties, new store fees and roasting fees

•	Wholesale revenue and cost of goods sold associated with the sale of coffee to international franchisees

•	Bad debt expense related to international franchisees

•	General and administrative costs related to international operations and audit, tax and legal fees relating to the transaction.

•	Gain on sale of the international franchise operations, net of the related tax provision, and

•	Provision for foreign taxes paid on international revenues

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial results included in discontinued operations were as follows:

	Fiscal years ended
	June 29, 2005	June 30, 2004	July 2, 2003
Net revenue	$3,935,000	$3,740,000	$2,350,000

Earnings from discontinued operations before income taxes	$2,461,000	3,059,000	1,763,000

Earnings from discontinued operations, net of $318,000, $1,161,000 and $617,000 taxes, respectively	$2,143,000	1,898,000	1,146,000
Gain on sale of discontinued operations, net of $3,139,000 of taxes	15,795,000	—	—

Total income from discontinued operations, net of tax	$17,938,000	$1,898,000	$1,146,000

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $9,500,000 and $0 of invested cash at June 29, 2005 and June 30, 2004, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on management’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 60 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in operating expenses. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market. The cost for inventories is determined using the first-in, first-out method.

Property and Depreciation

Property and equipment, including assets under capital leases, are recorded at cost. Depreciation for property and equipment is calculated using the straight-line method over estimated useful lives of three to seven years. Property and equipment held under capital leases and leasehold improvements are generally amortized using the straight-line method. Property and equipment held under capital leases are generally amortized over the shorter of their estimated useful lives or the term of the related leases. Leasehold improvements are generally amortized over the shorter of 9 years or the term of the related leases.

Major remodels and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to expense as incurred.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Financing Costs

Costs related to the issuance of debt are deferred and amortized using a method that approximates the effective interest method as a component of interest expense over the terms of the respective debt issues.

Store Pre-opening Costs

Direct and incremental costs incurred prior to the opening of a retail coffeehouse location are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventories, prepaid expenses, other assets, notes receivable, accounts payable, accrued compensation, accrued expenses, and franchisee deposits approximate fair value because of the short-term maturity of these financial instruments. The Company believes the carrying amounts of the Company’s long-term debt approximates fair value because the interest rate on these instrument are subject to change with market interest rates and other terms and conditions are consistent with terms currently available to the Company.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Net Income (Loss) Per Common Share

“Basic” earnings per share represents net earnings divided by the weighted average shares outstanding, excluding all potentially dilutive common shares. “Diluted” earnings per-share reflects the dilutive effect of all potentially dilutive common shares.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations,” and “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company has performed annual evaluations of its goodwill since June 30, 2001, and recorded a provision for impairment of $1,900,000 in fiscal 2003 in order to properly state its goodwill (see notes 5 and 10). No provision for impairment was recorded in fiscal 2004 and 2005.

Employee Benefit Plans

The Company has a 401(k) Plan that covers eligible employees. The contributions to this plan were $55,000, $44,000 and $26,000 for the fiscal years 2005, 2004 and 2003, respectively.

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

Pro forma net income (loss) and pro forma net income (loss) per share, as if the fair value-based method of SFAS No. 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

	Year Ended June 29, 2005	Year Ended June 30, 2004	Year Ended July 2, 2003
Net income (loss) as reported	$14,623,000	$251,000	$(1,358,000)
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	47,000	22,000	68,000
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(528,000)	(926,000)	(571,000)

Pro forma net income (loss)	$14,142,000	$(653,000)	$(1,861,000)

Basic and dilutive net income (loss) per share – as reported	$2.80	$0.05	$(0.26)
Basic and dilutive net income (loss) per share – pro forma	$2.71	$(0.13)	$(0.36)

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended June 29, 2005	Year Ended June 30, 2004	Year Ended July 2, 2003
Risk free interest rate	4.00%	3.81%	2.57%
Expected life	6 years	6 years	6 years
Expected volatility	44%	57%	92%
Expected dividend yield	0%	0%	0%

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

In accordance with SFAS No. 144, certain intangible assets related to the Gloria Jeans international franchise operations are reported as assets held for sale in fiscal 2004.

Revenue Recognition

Retail and wholesale sales are recorded when payment is tendered at point of sale for retail, and upon shipment of product for wholesale, respectively. Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time the Company has performed its obligations related to such fees.

Initial franchise fees are referred to as “Front end fees” in the table below. Such fees are collected (if applicable) before the franchised location begins operation, and are nonrefundable. Initial franchise fees apply primarily in the case of domestic franchise development. Franchise royalties are recognized as earned, based upon a percentage of a franchise coffeehouse sales over time.

The following table details the various components included in franchise revenue:

	June 29, 2005	June 30, 2004	July 2, 2003
Royalties	$3,432,000	$3,658,000	$4,314,000
Front end fees	393,000	428,000	312,000
Other	341,000	321,000	184,000

Total	$4,166,000	$4,407,000	$4,810,000

Barter Transaction

In fiscal year 2004, the Company recorded a charge reducing holiday gift pack inventory to its net realizable value and exchanged $67,000 of this impaired inventory for advertising barter credits valued by the barter provider in excess of the impaired inventory value. The Company recorded the advertising credits as a prepaid expense at the $67,000 net realizable value of the inventory exchanged. Additionally, in accordance with Emerging Issues Task Force No. 99-17, “Accounting for Advertising Barter Transactions,” the Company accounted for this transaction as a sale, recording revenue and cost of sales of $67,000, leaving no net impact to income (loss). There were no barter transactions during the 2005 fiscal year.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales and related occupancy costs. A corresponding amount is billed to the Company’s wholesale customers, and is included as a component of wholesale and other revenue.

Advertising and Promotion Costs

The following table details the components of advertising and promotion costs:

	Fiscal Years Ended
Advertising and Promotion Costs:	June 29, 2005	June 30, 2004	July 2, 2003
Advertising and promotion payments	$2,165,000	$1,926,000	$1,396,000
Less franchisee ad fund contributions	1,116,000	1,060,000	884,000

Net advertising and promotion payments	$1,049,000	$866,000	$512,000

Included in general and administrative expense	$336,000	$140,000	$204,000
Included in operating expenses	713,000	726,000	308,000

Total advertising and promotion expense	$1,049,000	$866,000	$512,000

Total advertising and promotion costs are for all Company brands sold in company-operated and franchise units. Franchisees are required to contribute 2% of sales to an ad fund that is segregated and designated for advertising. The Company acts as an agent for the franchisees with regard to these contributions. The Company consolidates the fund into its financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expenses, in accordance with SFAS 45, Accounting for Franchisee Fee Revenue. As discussed in this Note 1 below, in Variable Interest Entities, the Company began to consolidate the advertising fund as of June 30, 2004, also on a net basis, as required for accounting periods ending after March 15, 2004.

The Company charges advertising costs to expense as incurred.

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

	Beginning Balance	Amounts Charged to Expense	Adjustments	Cash Payments	Ending Balance
Accrued provision for store closure
Year ended June 30, 2004	$425,000	$36,000	$(106,000)	$(246,000)	$109,000
Year ended June 29, 2005	$109,000	$—	$—	$(18,000)	$91,000

No amounts were charged to expense for the year ended June 29, 2005.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Variable Interest Entities

On June 30, 2004 the Company adopted FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”) which addresses the consolidation of entities in which a reporting enterprise has an economic interest but for which the traditional voting interest approach to consolidation, based on voting rights, is ineffective in identifying where control of the entity lies, or in which the equity investors do not bear the economic risks and rewards of the entity. FIN 46R refers to those entities as variable interest entities (“VIEs”). FIN 46R requires the consolidation of VIEs by the primary beneficiary that absorbs a majority of the economic risks and rewards from the VIEs activities.

The Company acquired its franchise operations in 1999. At June 29, 2005, there were 139 domestic franchise units, all of which are owned by franchisees. The Company, as the franchisor, receives royalty fees on franchise sales, but has no equity interest and does not share in profits or losses of the franchise operation. The franchisees make the key decisions that impact the success of their operations. The Company’s rights are protective in nature and are designed to preserve the value of the brand that it licenses to the franchisee through the franchise agreement. Of the 139 domestic franchise locations, the Company provides subordinated financial support to the extent that it is the primary lessee on 86 of the coffeehouse leases and subleases the premises to the franchisees on a pass-through basis on the same terms as the primary lease. The franchisees generally pay rent directly to the primary lease landlord.

The Company calculated the present value of the subordinated financial support provided to each of the franchisees by the lease arrangements and compared it to the overall subordinated financing support as defined by FIN 46R and determined that for all but two stores the Company was providing less than 50% of the franchisees total subordinated financial support. For one of these remaining stores a further quantitative test of the franchisee’s equity indicated that it was well above the 10% minimum and that the franchisee would not be considered a VIE. The remaining one store may be considered a VIE, however, the consolidation of this franchisee would be immaterial.

The Company believes its risk of loss is not significant. As a condition to acquire a franchise, the prospective franchisee is required to have a personal net worth of at least $350,000, an amount believed to be sufficient to absorb possible franchise losses. Each franchisee is personally liable, either through direct ownership of the franchise or by a personal guarantee if the franchise is operated as a company. The Company looks to the franchisee’s personal assets to satisfy the franchise’s obligations, including the lease on which the Company is the primary lessee. This arrangement has historically insulated the Company from loss. In the rare situation where the franchisee’s personal assets have been insufficient to meet the obligations of the franchise, the Company has been able to accomplish an early termination of the lease at a substantial discount to the present value of the rentals for the remaining primary lease term.

The Company’s franchise agreements require that the franchisees pay an advertising fund contribution of 2% of franchise sales. These funds are maintained in a segregated fund and used to pay for franchise brand marketing. All contributions are used solely for brand advertising and none are revenue or income to the

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company. The fund is administered by an employee of the Company and is subject to audit by a franchisee committee. In the event that the advertising fund in not sufficient to pay all outstanding invoices, the Company could be contingently liable for their payment. Accordingly, the Company determined that consolidation of the fund is appropriate under FIN 46R and adopted it in the quarter ended June 30, 2004. The Company included $218,000 and $370,000 of advertising fund assets, restricted, and advertising fund liabilities in the consolidated balance sheet as of June 29, 2005 and June 30, 2004, respectively. Advertising fund assets are primarily cash, which is segregated and restricted to use for franchise brand advertising. Advertising fund liabilities consist mainly of accounts payable, accrued expenses and deferred obligations. As noted in “Advertising and Promotion Costs” above, the advertising contributions and disbursements are reported in the consolidated statement of operations on a net basis whereby contributions are recorded as offsets to the Company’s reported operating and general and administrative expenses.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25 and related interpretations and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123R are similar to those of SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

The Company will be required to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS 123R. Under the modified-prospective-transition method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123. Under the modified-retrospective-transition method compensation cost would be recognized in a manner consistent with the modified-prospective-transition method, however, prior period financial statements would also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS 123. The restatement provisions can be applied to either a) all periods presented or b) to the beginning of the fiscal year in which SFAS 123R is adopted. SFAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (fiscal 2006 for the Company) and early adoption is encouraged. The Company will evaluate the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, the Company will determine the transition method to use and the timing of adoption. The Company does not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS 123R will be significantly different from the historical pro forma impacts as disclosed in accordance with SFAS 123.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

Certain reclassifications have been made to prior periods to conform to the 2005 presentation.

2.    Inventories

Inventories consist of the following:

	June 29, 2005	June 30, 2004
Unroasted coffee	$1,481,000	$1,067,000
Roasted coffee	643,000	632,000
Accessory and specialty items	225,000	198,000
Other food, beverage and supplies	1,077,000	918,000

	$3,426,000	$2,815,000

3.    Notes Receivable

In October 2001, the Company sold eight of its coffeehouses in Phoenix, Arizona for $1,382,000 in cash and $515,000 in notes receivable.

In June 2004, the Company sold two of its coffeehouses in Denver, Colorado for $38,500 in cash and $42,000 in notes receivable.

In February 2005, the Company sold its International Franchise for $16,000,000 in cash and $7,020,000 in notes receivable. See Note 1 to Consolidated Financial Statements.

Notes receivable consist of the following:

	June 29, 2005	June 30, 2004
Notes receivable bearing interest at rates from 7.0% to 10.0%, payable in monthly installments varying between $1,297 and $4,268 and due between October 3, 2005 and July 1, 2007. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement.	$181,000	$234,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2006 and January 31, 2011.	5,538,000
Less: current portion of notes receivable	(1,165,000)	(81,000)

Long-term portion of notes receivable	$4,554,000	$153,000

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Property and Equipment

Property and equipment is summarized as follows:

	June 29, 2005	June 30, 2004
Buildings	$365,000	$365,000
Leasehold improvements	7,870,000	6,439,000
Equipment	14,621,000	13,564,000
Furniture and fixtures	1,871,000	1,097,000
Construction in progress	604,000	391,000

	25,331,000	21,856,000
Accumulated depreciation and amortization	(17,357,000)	(15,169,000)

	$7,974,000	$6,687,000

Property held under capitalized leases in the amount of $958,000 at June 29, 2005 and June 30, 2004, is included in equipment. Accumulated amortization of such equipment amounted to $653,000 at June 29, 2005 and $625,000 at June 30, 2004.

5.    Intangible Assets

On February 1, 2005 the Company purchased a retail location from one of its franchisees which resulted in goodwill of $80,000.

The Company did not incur any goodwill impairment adjustments during fiscal years 2005 and 2004. The Company recorded a goodwill impairment charge of $1,900,000 related to an evaluation of the Company’s goodwill during fiscal year 2003. It is possible that the assumptions used by management related to the evaluation of the Company’s goodwill may change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur.

Goodwill by segment was as follows:

	June 29, 2005	June 30, 2004
Retail Operations	$1,347,000	$1,267,000
Wholesale Operations	6,311,000	6,311,000
Franchise Operations	521,000	521,000

Goodwill	$8,179,000	$8,099,000

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain intangible assets related to the Gloria Jean’s international franchise operations are reported as assets held for sale in fiscal 2004. Goodwill and trademarks in the amount of $2,092,000 and $24,000, respectively, were reclassified as assets held for sale.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Debt

Long-term debt consists of the following:

	June 29, 2005	June 30, 2004
Contingent Convertible Note Note payable bearing interest at a rate of LIBOR plus 3.30% (4.64% as of June 30, 2004) and payable in monthly installments of $16,667 with balance due on May 10, 2007. Note is unsecured.	—	983,000

		983,000
Less: current installments	—	(200,000)

Long-term debt, excluding current installments	$—	$783,000

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters. Notes are convertible into the Company’s common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on May 10, 2008. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, the Company immediately borrowed $1,000,000 under the facility, and used the proceeds of the note and other available cash to repay all outstanding debt with Bank of the West (“BOW”). On September 15, 2004, the Company borrowed an additional $1,000,000 under this facility. As of June 29, 2005, all amounts under the Contingent Convertible Note Purchase Agreement were repaid. The Company was in compliance with the covenants contained in its financing agreements at June 29, 2005. No amounts were outstanding and the full amounts are available for borrowing at June 29, 2005.

On May 10, 2004 the Company also entered into an Amended and Restated Credit Agreement with BOW. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. At June 29, 2005 and June 30, 2004, no debt was outstanding under the working capital facility. Letters of credit outstanding under the letter of credit facility were $609,000 and $426,000 as of June 29, 2005 and June 30, 2004, respectively. With respect to the working capital facility, the Company may elect to pay interest on amounts outstanding at the BOW reference rate plus 1.00% or LIBOR plus 3.25%. Borrowings and issuance of letters of credit under the BOW facility are secured by substantially all of the Company’s assets.

Letters of Credit issued under the letter of credit facility are subject to an annual fee of 2.0% of the face amount. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that require the Company to maintain a specified minimum dollar value of EBITDA for the trailing four fiscal quarters. The working capital and letter of credit facility mature on October 15, 2005. The Company was in compliance with the covenants contained in its financing agreements at June 29, 2005.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Commitments and Contingencies

Lease Commitments

As of June 29, 2005, the Company leases warehouse and office space in Irvine, California, and Castroville, California, as well as 62 retail locations. The leases expire at various dates through November 2017. The leases for four of the coffeehouse locations are guaranteed by an officer or director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

Future minimum lease payments under non-cancelable operating leases, franchise-system operating leases and capital leases, and minimum future sublease rentals expected to be received as of June 29, 2005, are as follows:

Year Ending June	Capital Leases	Non-Cancelable Operating Leases (D)
		Total	Company operated retail locations and other (A)	Gloria Jean’s Franchise operated retail locations (B)	Other subleased locations (C)
2006	$115,000	$7,510,000	$3,050,000	$3,914,000	$546,000
2007	44,000	5,906,000	2,238,000	3,219,000	449,000
2008	44,000	4,806,000	1,971,000	2,503,000	332,000
2009	44,000	3,853,000	1,815,000	1,783,000	255,000
2010	44,000	3,103,000	1,517,000	1,437,000	149,000
Thereafter	328,000	9,513,000	6,013,000	3,077,000	423,000

	619,000	$34,691,000	$16,604,000	$15,933,000	$2,154,000

Less: amount representing interest (8% to 15%)	(206,000)

Present value of minimum lease payments	413,000
Less current installments	(85,000)

Obligations under capital leases, excluding current installments	$328,000

(A)	Includes Irvine and Castroville office and warehouse space and company operated retail locations.

(B)	The Company is liable on the master leases for 80 Gloria Jean’s franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations, and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making payments under the master lease. The Company’s maximum theoretical future exposure at June 29, 2005, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $15,933,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents and other amounts payable.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(C)	The Company has leased and subleased land and buildings to others including Diedrich franchisees. Many of these leases provide for fixed payments with contingent rents when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. The Company directly pays the rents on these master leases, and collects associated rent amounts directly from its sublessees.

(D)	Some leases provide for CPI increases in renewals.

Rent expense under operating leases approximated $4,537,000, $4,238,000, and $4,610,000 for the years ended June 29, 2005, June 30, 2004, and July 2, 2003, respectively.

Purchase Commitments

At June 29, 2005, the Company had commitments to purchase coffee through fiscal year 2006, totaling $1,806,000 for 1,097,000 pounds of green coffee, the majority of which were fixed as to price. Such contracts are generally short-term in nature, and the Company believes that their cost approximates fair market value.

Capital Commitments

At June 29, 2005, the Company had capital commitments of $2,065,000 comprised of $1,228,000 for opening new stores and $837,000 for remodels, equipment and software upgrades.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of fiscal 2003, the Company recognized $56,000 in compensation expense related to the separation and the accelerated vesting of options of a former CEO of the Company. Prior to the execution of his separation agreement, he held options to purchase 25,000 shares of the Company’s common stock, which were fully vested, and an additional 120,000 options, which were not vested. The separation agreement accelerated the vesting of 35,000 of the non-vested options, causing them to be fully vested on January 3, 2003. The remainder of the non-vested options immediately terminated upon his resignation in accordance with the terms of the option grant.

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

During fiscal 2004, the Company issued Marty Lynch, the Company’s CFO, and Sean McCarthy, the Company’s Vice President Controller, 150,000 and 20,000, respectively, options to purchase shares of the Company’s common stock at a per share price of $3.38 and $3.69, respectively, which were below market value. The options were granted under the 2000 Equity Incentive Plan previously approved by stockholders. The Company recognized $22,000 in compensation expense related to these options in accordance with the provisions of APB 25.

During fiscal 2005, the Company issued Paul Heeschen, Lawrence Goelman, Peter Churm, Richard Spencer and Randy Powell, as members of the Company’s Board of Directors, 15,000 options each to purchase shares of the Company’s common stock at a per share price of $4.65, which was below market value. The options were granted under the 2000 Equity Incentive Plan previously approved by stockholders. The Company recognized $47,000 in compensation expense related to these options in accordance with the provisions of APB 25.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding the Company’s stock options is summarized below:

	Options	Weighted Average Exercise Price
Number of options authorized for future grant at June 29, 2005	361,084

Outstanding at July 3, 2002	417,885	$8.65
Granted	515,250	$3.28
Exercised	—	—
Forfeited	(184,268)	$5.04

Outstanding at July 2, 2003	748,867	$5.85
Granted	245,000	$3.52
Exercised	—	—
Forfeited	(24,625)	$5.13

Outstanding at June 30, 2004	969,242	$5.27

Granted	102,500	$4.63
Exercised	(111,666)	$3.29
Forfeited	(22,459)	$12.32

Outstanding at June 29, 2005	937,617	$5.27

Weighted-average fair value of options granted:
Year ended July 2, 2003	$2.95
Year ended June 30, 2004	$3.05
Year ended June 29, 2005	$4.76
Options exercisable:
At July 2, 2003	327,152
At July 30, 2004	521,239
At June 29, 2005	654,448

The following table summarizes information about stock options outstanding at June 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding At June 29, 2005	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable At June 29, 2005	Weighted Average Exercise Price
$ 2.16 - $ 3.38	177,500	7.92	$3.27	137,500	$3.26
$ 3.44 - $ 3.44	200,000	7.82	3.44	100,000	3.44
$ 3.67 - $ 3.80	210,000	7.15	3.76	194,166	3.77
$ 3.97 - $ 4.65	214,500	8.18	4.28	94,665	4.02
$4.90 - $ 41.00	135,617	3.50	14.47	128,117	15.03

	937,617	7.14	5.27	654,448	5.85

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Purchase Warrants

The terms of the Contingent Convertible Note Purchase Agreement provide that upon a change of control, outstanding Notes are convertible into shares of the Company’s common stock at a price that is equal to the greater of the price of the stock on the date that Note is issued or 85% of the average price paid per share of common stock by a person who engages in a transaction that results in a change of control, as defined in the Agreement. The Notes are convertible only if and when a change of control event occurs. As Notes are paid, the Agreement provides that warrants are to be issued. The warrants are exercisable on substantially the same terms as the Notes are convertible. The warrants are also only exercisable if and when a change of control event occurs. The price of the Company’s common stock on May 10, 2004, the date that the first $1,000,000 Note was issued, was $3.95 per share. The price of the Company’s common stock on September 15, 2004, the date that the second $1,000,000 Note was issued, was $4.95 per share. Since both the Notes were fully paid off in fiscal year 2005, a total of 455,184 warrants are issuable. The Company has issued 4,219 warrants at June 29, 2005.

9.    Income Taxes

The components of income tax provision (benefit) from continuing operations are as follows:

	Year Ended June 29, 2005	Year Ended June 30, 2004	Year Ended July 2, 2003
Current:
Federal	$(1,578,000)	$(1,040,000)	$(532,000)
State	(273,000)	(93,000)	(31,000)

	(1,851,000)	(1,133,000)	(563,000)

Deferred:
Federal	—	—	—
State	—	—	—

	$(1,851,000)	$(1,133,000)	$(563,000)

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	June 29, 2005	June 30, 2004
Deferred tax assets:
Net operating loss carryforwards	$1,229,000	$11,347,000
Intangible assets	136,000	(18,000)
Property and equipment	2,584,000	2,575,000
Accrued expenses	883,000	639,000
Accrued provision for store closure	35,000	42,000
Other	340,000	157,000

Total gross deferred tax assets	5,207,000	14,742,000
Less: valuation allowance	(2,631,000)	(14,742,000)

Deferred tax liabilities:
Installment gain and other	(2,576,000)	—

Net deferred tax assets	$—	$—

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax provision (benefit) rate for continuing operations is as follows:

	Year Ended June 29, 2005	Year Ended June 30, 2004	Year Ended July 2, 2003
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	(3.6)	(3.0)	(3.0)
Goodwill and other non-deductible costs	—	0.7	2.7
Net operating loss utilization	29.3	(3.3)	—
Valuation allowance	(30.1)	—	17.0
Other	2.6	(1.2)	(1.1)

	(35.8)%	(40.8)%	(18.4)%

Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. Due to the utilization of net operating loss carryforwards in the sale of the Gloria Jean’s international franchise operations and following a Section 382 analysis, as of June 29, 2005, net operating loss carryforwards for federal income tax purposes of $3,615,000 are available to be utilized against future taxable income for years through fiscal 2024, subject to possible annual limitation under the Internal Revenue Code. It was determined that following the utilization of net operating loss carryforwards in the sale of the Gloria Jean’s international franchise operations and following a Section 382 analysis, as of June 29, 2005, there were no net operating loss carryforwards available for state income tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance. As of June 29, 2005 and June 30, 2004, the valuation allowance was $2,631,000 and $14,742,000, respectively. The change in the valuation allowance during 2005 was a decrease of $12,111,000.

10.    Impairment and Restructuring Charges

The Company recorded an asset impairment charge of $94,000 in fiscal 2004 to reduce the carrying value associated with one of its coffeehouses. This was comprised of a charge of $90,000 to write down the carrying amount of one Company operated coffeehouse, and a charge of $4,000 that the Company expects to incur to terminate a lease obligation on a subleased location that it no longer operates. No provision was required in fiscal 2005.

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

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Year Ended June 29, 2005	Year Ended June 30, 2004	Year Ended July 2, 2003
Numerator:
Net loss from continuing operations	$(3,315,000)	$(1,647,000)	$(2,504,000)

Denominator:
Basic weighted average shares outstanding	5,218,000	5,161,000	5,161,000
Effect of dilutive securities	—	—	—

Diluted adjusted weighted average shares	5,218,000	5,161,000	5,161,000

Basic and diluted net loss per share from continuing operations	$(0.64)	$(0.32)	$(0.49)

For the years ended June 29, 2005, June 29, 2004 and July 2, 2003, employee stock options of 938,000, 912,000, and 749,000, respectively, and warrants of 500,000 for each year (as described in note 8), were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. The 451,000 and 4,200 stock purchase warrants outstanding in 2005 and 2004, respectively pursuant to terms of the Convertible Note Purchase Agreement were excluded from the computation of diluted earnings per share for the fiscal years ended June 29, 2005 and June 30, 2004 as their impact would have been anti-dilutive. The weighted average strike price of anti-dilutive securities for the years ended June 29, 2005, June 30, 2004 and July 2, 2003 was $5.85, $6.70 and $6.44, respectively.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended June 29, 2005	Year Ended June 30, 2004	Year Ended July 2, 2003
Numerator:
Net income (loss)	$14,623,000	$251,000	$(1,358,000)

Denominator:
Basic and diluted weighted average shares outstanding	5,218,000	5,161,000	5,161,000

Basic and diluted net income (loss) per share	$2.80	$0.05	$(0.26)

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

Summarized financial information concerning continuing operations of the Company’s reportable segments is shown in the following table. The other total assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property, plant and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, provision for asset impairment and restructuring costs, depreciation and amortization expense, and interest expense.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
	(in thousands, except per share data)
Year ended June 29, 2005
Total revenue	$31,890	$16,482	$4,166	$—	$52,538
Interest expense	34	—	21	168	223
Depreciation and amortization	1,505	588	—	279	2,372
Segment profit (loss) before tax	375	2,019	3,657	(11,217)	(5,166)
Total assets as of June 29, 2005	$8,499	$12,277	$2,635	$16,902	$40,313
Year ended June 30, 2004
Total revenue	$31,617	$14,861	$4,407	$—	$50,885
Interest expense	31	—	38	279	348
Depreciation and amortization	1,366	578	—	371	2,315
Segment profit (loss) before tax	935	2,284	4,051	(10,050)	(2,780)
Total assets as of June 30, 2004	$6,366	$11,797	$4,269	$2,786	$25,218
Year ended July 2, 2003
Total revenue	$33,034	$14,788	$4,810	$—	$52,632
Interest expense	41	—	54	210	305
Depreciation and amortization	1,420	479	—	270	2,169
Segment profit (loss) before tax	(747)	1,794	4,606	(8,720)	(3,067)
Total assets as of July 2, 2003	$6,394	$11,895	$3,985	$3,827	$26,101

Intercompany sales from wholesale operations to retail operations of $ 2,839,000 for fiscal 2003, $2,607,000 for fiscal 2004 and $2,819,000 for fiscal 2005 have been eliminated.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Selected Quarterly Financial Data (Unaudited)

The quarterly results of operations for the years ended June 29, 2005 and June 30, 2004 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal 2005
Total revenue	$11,214	$13,442	$11,624	$16,258
Operating (loss) from continuing operations	(1,289)	(242)	(869)	(2,822)
(Loss) from continuing operations	(1,344)	(315)	(873)	(783)
Income (loss) from discontinued operations	876	837	16,474	(249)
Net income (loss)	(468)	522	15,601	(1,032)
Basic and diluted income (loss) per share	(0.09)	0.10	2.99	(0.20)
Fiscal 2004
Total revenue	$10,520	$13,425	$11,673	$15,267
Operating (loss) from continuing operations	(920)	(82)	(643)	(817)
Income (loss) from continuing operations	(577)	(92)	(416)	(562)
Income from discontinued operations	375	618	355	550
Net income (loss)	(202)	526	(61)	(12)
Basic and diluted income (loss) per share	(0.04)	0.10	(0.01)	0.00

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the Company’s business, which may affect sales volume and food costs. All quarters have 12-week accounting periods, except the fourth quarter, which has a 16-week accounting period.

The Company recorded asset impairment and restructuring charges of $94,000 during the fourth quarter of the fiscal year ended June 30, 2004 (see note 10).

The Company recognized $263,000 of revenue as a result of the termination of an area development agreement with a franchisee in Malaysia, all of which was recognized in the first quarter of the year ended June 30, 2004.

On February 11, 2005, the company completed the sale of its Gloria Jean’s international franchise operations. The sale resulted in a gain on the disposal of discontinued operations of $15,795,000, net of $3,139,000 in taxes (see note 1). The tax expense associated with the discontinued operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provisions (Recoveries)	Additional Provisions Obtained in Acquisitions	Accounts Written Off	Balance at End of Period
Allowance for Bad Debt:
Year ended July 2, 2003	$1,290,000	$315,000	$0	$(230,000)	$1,375,000

Year ended June 30, 2004	$1,375,000	$253,000	$0	$(473,000)	$1,155,000

Year ended June 29, 2005	$1,155,000	$829,000	$0	$(592,000)	$1,392,000

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc.(1)

3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)

3.2	Bylaws of the Company(3)

4.1	Specimen Stock Certificate(4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP(5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP(5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(6)

4.6	Form of Warrant, dated May 8, 2001(2)

4.7	Registration Rights Agreement, dated May 8, 2001(2)

4.8	Form of Warrant Agreement with Nuvrty, Inc., Ocean Trust, and Grandview Trust(7)

4.9	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(8)

10.1	Form of Indemnification Agreement(5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(21)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(10)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(11)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(12)*

10.6	Reserved.

10.7	Form of Diedrich Coffee Franchise Agreement(20)

10.8	Form of Gloria Jean’s Franchise Agreement(20)

10.9	Form of Area Development Agreement(20)

10.10	Credit Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.11	Form of Guaranty(13)

10.12	Form of Guarantor Security Agreement(13)

10.13	Form of Supplemental Security Agreement (Trademarks)(13)

10.14	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank(13)

10.15	First Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective December 17, 2002(14)

10.16	Second Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective March 11, 2003(15)

10.17	Third Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective July 1, 2003(16)

10.18	Fourth Amendment to Credit Agreement by and between Diedrich Coffee, Inc. and Bank of the West, effective October 1, 2003(20)

10.19	Amended and Restated Credit Agreement with Bank of the West, effective May 10, 2004††

10.20	Employment Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.21	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(15)*

10.22	Employment Agreement with Martin A. Lynch, dated March 26, 2004(9)*

10.23	Form of Employment Agreement with Martin R. Diedrich, dated June 29, 2001(17)*

10.24	Employment Agreement with Matthew McGuinness, effective March 13, 2000(18)*

10.25	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001(20)*

10.26	Employment Letter regarding the employment of Michael Zorehkey, dated February 3, 2000(20)*

10.27	Employment Letter regarding the employment of Carl Mount dated October 29, 1999(19)*

10.28	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch(15)*

10.29	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant)††

10.30	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(16)

10.31	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(16)

10.32	Reserved.

21.1	List of Subsidiaries(18)

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP

23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

††	Previously filed with this Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.

(6)	Previously filed as Appendix B to Diedrich Coffee’ Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended October 29, 1997, filed with the Securities and Exchange Commission on December 11, 1997.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996 and declared effective on September 11, 1996.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 18, 2002, filed with the Securities and Exchange Commission on January 31, 2003.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

S-4