Form 10-K/A
period 2005-06-29
DIEDRICH COFFEE INC
filed 2005-10-27
CIK 947661

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

The number of shares of the registrant’s common stock outstanding, as of October 12, 2005 was 5,303,789.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Diedrich Coffee, Inc. (the “Company”) is filing this Amendment No. 1 to provide the information required by Part III. Except as set forth in Part III below, no other changes are made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2005.

i

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information Regarding the Directors of Diedrich Coffee, Inc.

The following table lists the directors of the Company and provides their respective ages and titles as of October 12, 2005. Our directors are elected once a year at our annual meeting of stockholders. Our bylaws provide that our board of directors shall consist of between three and seven directors with the precise number to be determined by resolution of our board of directors. The five directors will serve until the next annual meeting of stockholders and until their respective successors are elected and qualified.

Since the completion of fiscal year 2005, two directors resigned from our board of directors. Effective July 15, 2005, Peter Churm, who was a member of the audit and compensation committees, retired from the board, and effective September 20, 2005, Randy Powell, who was a member of the audit committee, resigned from the board. Messrs. Churm and Powell each cited personal reasons for their decisions and neither had any disagreement with us. As required by Nasdaq Marketplace rules, we notified Nasdaq of the departures of Messrs. Churm and Powell. Nasdaq Rule 4350(d)(2) requires, among other things, that the audit committee be composed of at least three independent directors. As such, upon Mr. Churm’s retirement and Mr. Powell’s resignation, we had one eligible director who served as a member of the audit committee. Nasdaq informed us after each of the above departures that we did not meet the audit committee requirements for continued listing under Nasdaq Rule 4350(d)(2) and, in a letter dated September 23, 2005, Nasdaq indicated that it was reviewing our eligibility for continued listing on the Nasdaq Stock Market. Nasdaq also requested that we provide a specific plan and timetable to achieve compliance with its rules on or before October 10, 2005. We submitted a plan to Nasdaq for reestablishing compliance with Nasdaq Rule 4350(d)(2), and on October 10, 2005, our board of directors appointed Timothy J. Ryan as a director and a member of the audit committee. We will have until the 2005 annual meeting of stockholders to regain compliance with Nasdaq Rule 4350(d)(2).

Name	Age	Title	Director Since
Paul C. Heeschen (2)	48	Chairman of the Board of Directors	1996
Lawrence Goelman (1) (2)	64	Director	1996
Richard S. Spencer, III	52	Director	2001
Roger M. Laverty	58	President, Chief Executive Officer, Director and Secretary	2003
Timothy J. Ryan (1)	65	Director	2005

(1)	Member of the audit committee of the board of directors.
(2)	Member of the compensation committee of the board of directors.

There are no family relationships among any of the directors or executive officers of Diedrich Coffee, Inc. The principal occupation for at least the last five years of each director, as well as other information, is set forth below.

Paul C. Heeschen joined our board of directors in January 1996. In February 2001, the board of directors elected him as Chairman. For the past 13 years, Mr. Heeschen has been a Principal of Heeschen & Associates, a private investment firm. He is also the sole general partner of Sequoia Enterprises, LP, D.C.H., LP and Redwood Enterprises VII, LP, and a trustee of the Palm Trust, each of which are stockholders of Diedrich Coffee, Inc.

Lawrence Goelman joined our board of directors in October 1996 and was the Chairman of our board of directors and interim Chief Executive Officer from March 1997 to November 1997. Mr. Goelman has served as the Managing Partner of Tremont Partners, Inc., a privately held consulting company, since 1995. Until March 2001, Mr. Goelman was also the Managing Partner of GazelleLab LLC, a private venture development firm. From May 1996 to December 1996, Mr. Goelman was the interim President and Chief Executive Officer of Pinnacle Micro, Inc., a publicly owned company that manufactures compact disc recording devices. Before that, he served for 14 years as Chairman, President and Chief Executive Officer of CostCare, Inc., which was acquired by John Hancock Life Insurance Company.

Richard S. Spencer, III joined our board of directors in December 2001. Since May 1993, Mr. Spencer has been manager or president of Westcliff Capital Management, LLC or its predecessor company. Westcliff Capital Management, LLC is an investment advisor for certain investment funds and institutional investors, some of which are stockholders of Diedrich Coffee, Inc. Mr. Spencer is a director of KFx Inc., a “clean energy” technology company.

Roger M. Laverty joined our board of directors and became our President and Chief Executive Officer in April 2003. From 1999 to 2002, Mr. Laverty was Chief Executive Officer and a director of Prime Advantage, Inc., a privately held company that provides demand aggregation services to mid-market manufacturers. From 1993 to 1997, Mr. Laverty was the Chief Executive Officer of Smart & Final Inc., a publicly traded company that operates non-membership warehouse grocery stores and a foodservice distribution business. Before that, he served for 14 years in a variety of positions with Smart & Final Inc., including Chief Operating Officer from 1988 until 1993.

Timothy J. Ryan joined our board of directors on October 10, 2005 through appointment by our board of directors. Mr. Ryan previously served as our Chief Executive Officer from November 1997 to October 2000. Since April 1999, he has been a director of Rubio’s Restaurants, Inc., a fast-casual fresh Mexican grill restaurant chain. From December 1995 to December 1996, Mr. Ryan served as President and Chief Operating Officer of Sizzler U.S.A., a division of Sizzler International, Inc., and as a director of Sizzler International, Inc., of which he also served as a Senior Vice President. From November 1988 to December 1993, Mr. Ryan served as Senior Vice President of Marketing at Taco Bell Worldwide and from December 1993 to December 1995, he served as Senior Vice President of Taco Bell’s Casual Dining Division.

Committees of the Board of Directors

The Company has two standing committees: an audit committee and a compensation committee. The committees operate under written charters that are available for viewing on the “Investor Services” segment of our website: www.diedrich.com.

Audit Committee

It is the responsibility of the audit committee to oversee our accounting and financial reporting processes and the audits of our financial statements. In addition, the audit committee assists the board of directors in its oversight of our compliance with legal and regulatory requirements. The specific duties of the audit committee include: monitoring the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selecting our independent auditor; monitoring the independence and performance of our independent auditor; and providing an avenue of communication among the independent auditor, our management and our board of directors. The audit committee has the authority to conduct any investigation appropriate to fulfill its responsibilities, and it has direct access to all of our employees and to the independent auditor. The audit committee also has the ability to retain, at our expense and without further approval of the board of directors, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties. Our board of directors has determined that Mr. Goelman is qualified to serve as our “audit committee financial expert” as that term is defined in Item 401(h)(2) of Regulation S-K.

Information Regarding Executive Officers of Diedrich Coffee, Inc.

The executive officers of Diedrich Coffee, Inc. as of October 12, 2005 are as follows:

Name	Age	Position
Roger M. Laverty	58	President, Chief Executive Officer, Director and Secretary
Martin A. Lynch	68	Executive Vice President, Chief Financial Officer and Assistant Secretary
Matthew McGuinness	45	Executive Vice President of Development
Pamela Britton	52	Vice President and Chief Operating Officer
Steven Heyman	42	Vice President – Sales
Matthew Kimble	54	Vice President – Human Resources
Paul Marshall	53	Vice President – Information Services
Sean McCarthy	44	Vice President – Controller
Stephen Leach	51	Vice President – Coffee

The following is information regarding those persons currently serving as executive officers of Diedrich Coffee, Inc.:

Roger M. Laverty. Mr. Laverty’s biographical information is included above.

Martin A. Lynch joined Diedrich Coffee in October 2003 as Executive Vice President and Chief Financial Officer. Since 2001, Mr. Lynch has been President and Managing Partner of Claremorris, Inc., a privately owned consulting company. From 1989 to 2001, Mr. Lynch was Executive Vice President and Chief Financial Officer of Smart & Final Inc., a publicly traded company engaged in grocery store retailing and foodservice distribution. From 1984 to 1989, Mr. Lynch was Executive Vice President and Chief Financial Officer of Duty Free Shoppers Group, Ltd., a privately owned retailer of luxury goods to the traveling public. From 1976 to 1984, he served as Senior Vice President and Chief Financial Officer of Tiger International, a publicly traded company engaged in transportation and financial services.

Matthew McGuinness joined Diedrich Coffee in March 2000 as Senior Vice President and Chief Financial Officer. In October 2000, he was promoted to Executive Vice President and Chief Financial Officer. In October 2003, he was appointed Executive Vice President of Development. From May 1998 to February 2000, Mr. McGuinness was Senior Vice President—Finance and Chief Financial Officer at Denny’s, Inc., a subsidiary of Advantica Restaurant Group, Inc., a publicly traded food service company. From 1991 until May 1998, Mr. McGuinness was Vice President—Finance and Chief Financial Officer at El Pollo Loco, Inc., also a subsidiary of Advantica Restaurant Group, Inc. Mr. McGuinness received a B.A. degree in business administration from the University of Michigan and is a certified public accountant.

Pamela Britton joined Diedrich Coffee in February 2001 as Vice President of Operations of our Gloria Jean’s subsidiary. She was subsequently appointed Chief Operating Officer of Gloria Jean’s, and then Vice President and Chief Operating Officer of Diedrich Coffee. From July 1999 to February 2001, Ms. Britton was Vice President of Operations for Johnny Rockets Group, Inc., a privately owned food service company. From June 1992 until June 1999, Ms. Britton served as Vice President of Operations of Cinnabon World Famous Cinnamon Rolls, a division of the publicly traded food service company AFC Enterprises, Inc.

Steven Heyman joined Diedrich Coffee in October 2004 as Vice President – Sales. From January 2003 to October 2004, Mr. Heyman was the Vice President of Bossa Nova Beverage Group, Inc., a privately owned beverage distribution company. From March 1999 to December 2002, Mr. Heyman worked for The Pepsi Bottling Group, Inc., a publicly held company and manufacturer, seller and distributor of carbonated and non-carbonated Pepsi-Cola beverages, first as a Director of Sales and then as a Vice President of Sales. Prior to that Mr. Heyman worked for The Coca-Cola Company from 1986 to 1999. He worked in a variety of capacities, ultimately serving as a Senior National Account Executive from 1996 to 1999. Mr. Heyman received a B.S. degree in marketing and business administration from San Diego State University.

Matthew Kimble joined Diedrich Coffee in connection with our acquisition of Coffee People, Inc. in July 1999 and has served as our Vice President—Human Resources since then. From January 1997 until the acquisition, Mr. Kimble served as the Vice President, Human Resources of Coffee People. From 1991 to January 1997, he served as Employment Manager for Thrifty Payless Drug Stores, Inc. Mr. Kimble received a B.A. degree in business administration from Olympic College.

Paul Marshall joined Diedrich Coffee in October 1998 as Vice President—Information Services. From January 1997 to January 1998, Mr. Marshall served as Vice President—Management Information Services of Pic n’ Save Wharehouse Foods, Inc., a publicly owned discount retail company. From September 1995 to December 1996, Mr. Marshall was Vice President—Management Information Services of KidsMart, a privately held children’s retail clothing company. Mr. Marshall received a B.A. in business administration from the University of Michigan.

Sean McCarthy joined Diedrich Coffee in April 2004 as Vice President, Controller. From February 2003 to April 2004, Mr. McCarthy was Vice President of ASM Hospitality Group, a privately owned consulting company. From June 1998 to February 2003, Mr. McCarthy served in various financial capacities for FRD Acquisition Company, Inc. (d.b.a. Coco’s & Carrows Restaurants), a subsidiary of Advantica Restaurants Group, Inc., a publicly traded food service company, first as Manager, Field Finance, then Manager, Financial Planning & Analysis, and finally as Director, Finance. From May 1997 to June 1998, Mr. McCarthy was a Business Analyst for Taco Bell, Inc. From August 1986 through May 1997, Mr. McCarthy served in various accounting and financial capacities for El Torito Restaurants, a subsidiary of Family Restaurants, Inc. Mr. McCarthy received a B.S. degree in business management from Pepperdine University and a masters degree in business administration from the University of Southern California.

Stephen Leach joined Diedrich Coffee in January 2000 as Director of Green Coffee Purchasing and in October 2004, he was promoted to Vice President—Coffee. From December 1996 to January 2000, Mr. Leach was a Trader with Royal Coffee, Inc. of Emeryville, CA, one of the leading importers of Specialty Coffee in the United States. From January 1989 to December 1996, Mr. Leach served as Manager of Coffee Operations and later as Director of Coffee Operations for S&W Fine Foods, Inc., a leading packer and category leader in canned fruits, vegetables, beans, tomatoes, specialty products and premium coffees. From January 1978 to January 1989, Mr. Leach held various positions in the coffee importing, exporting and roasting fields. Mr. Leach received a B.A degree in Spanish from Elon College in North Carolina.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These Section 16 reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16 forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from Section 16 reporting persons, we believe that during our fiscal year ended June 29, 2005, all Section 16 reporting persons complied with all applicable filing requirements, except with regard to (1) the issuance of options to purchase 15,000 shares to each non-employee board member pursuant to the 2000 Equity Incentive Plan, (2) the filing of a Form 3 in connection with the appointment of Stephen Leach as Vice President—Coffee and (3) the filing of a Form 3 and a Form 4 in connection with the appointment of Steven Heyman as Vice President—Sales. Each of Messrs. Heeschen, Goelman, Spencer, Powell and Churm filed late Forms 4 in connection with the receipt of options to purchase 15,000 shares under the 2000 Equity Incentive Plan. Mr. Leach was promoted from within Diedrich Coffee, Inc. and a Form 3 should have been filed at the time of his promotion. The Form 3 to be filed by Mr. Leach will report his ownership of options and shares at the time of his promotion. Since that time, he has not engaged in any transactions that are reportable on Form 4. Mr. Heyman was hired by Diedrich Coffee, Inc. and a Form 3 should have been filed at the time of his employment. The Form 3 to be filed by Mr. Heyman will report that he owned no shares or options at the time of his hire. The Form 4 to be filed by Mr. Heyman will reflect that the Company granted him 20,000 options when he was hired. Since that time, he has not engaged in any transactions that are reportable on Form 4. Messrs. Leach and Heyman are in the process of filing these reports.

Code of Conduct

We have adopted a code of conduct that describes the ethical and legal responsibilities of all of our employees and, to the extent applicable, the members of our board of directors. This code includes, but is not limited to, the requirements of the Sarbanes-Oxley Act of 2002 pertaining to codes of ethics for chief executives and senior financial and accounting officers. Our board of directors has reviewed and approved this code of conduct. Our employees agree in writing to comply with the code at commencement of employment and periodically thereafter. Our employees are encouraged to report suspected violations of the code through various means, and they may do so anonymously. Our code of conduct is available for viewing on the “Investor Services” segment of our website: www.diedrich.com. If we make substantive amendments to the code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting officer, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website and/or in a report on Form 8-K in accordance with applicable rules and regulations.

Item 11. Executive Compensation.

The following table sets forth compensation earned during the last three fiscal years by those individuals who served as our Chief Executive Officer during the fiscal year ended June 29, 2005, and for the four most highly compensated executive officers other than our Chief Executive Officer who were serving as our executive officers at the end of the last completed fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Long-Term Compensation; Awards; Securities; Underlying Options (#)
Roger M. Laverty (1) President and Chief Executive Officer	2005 2004 2003	$305,232 311,102 49,059	$180,000 128,525 —	— — 200,000
Martin A. Lynch (2) Executive Vice President and Chief Financial Officer	2005 2004 2003	$221,309 166,652 —	$10,000 55,000 —	— 150,000 —
Matthew McGuinness Executive Vice President of Development	2005 2004 2003	$250,000 245,192 248,467	$10,000 60,000 18,000	— — —
Pamela Britton Vice President and Chief Operating Officer	2005 2004 2003	$221,538 210,510 194,785	$50,000 50,000 18,000	— — —
Stephen Leach Vice President—Coffee	2005 2004 2003	$166,325 155,250 153,938	$15,000 14,400 6,500	— — —

(1)	Mr. Laverty was appointed President and Chief Executive Officer in April 2003. Accordingly, the compensation disclosed in the table for fiscal 2003 reflects only a portion of the fiscal year.
(2)	Mr. Lynch was appointed Executive Vice President and Chief Financial Officer in October 2003. Accordingly, Mr. Lynch did not earn or receive any compensation from us in fiscal 2003, and the compensation disclosed in the table for fiscal 2004 reflects only a portion of the fiscal year.

Stock Option Grants in Fiscal Year Ended June 29, 2005

No options were granted during fiscal year 2005 to any named executive officers of the Company.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the number and value of unexercised options held by the following named executive officers on June 29, 2005. None of these executive officers exercised options to purchase common stock during the fiscal year ended June 29, 2005.

	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($) (1)
Name	Exercisable	Unexercisable (2)	Exercisable	Unexercisable (2)
Roger M. Laverty	100,000	100,000	$123,000	$123,000
Martin A. Lynch	112,500	37,500	145,125	48,375
Matthew McGuinness	75,416	3,334	48,166	2,334
Pamela Britton	48,333	6,667	58,983	4,667
Stephen Leach	9,375	—	6,525	—

(1)	These amounts represent the difference between the exercise price of the in-the-money options and the market price of our common stock on June 29, 2005. The closing price of our common stock on that day on the Nasdaq National Market was $4.67. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.
(2)	Future exercisability is subject to a number of factors, including, but not limited to, the optionee remaining employed by us.

Employment Agreements and Compensatory Arrangements with Current Executive Officers

Roger M. Laverty. In April 2003, Mr. Laverty entered into an employment agreement with us to serve as our President and Chief Executive Officer. The agreement provides for an annual base salary of $300,000 and an annual incentive bonus of up to 50% of his base salary based on our and Mr. Laverty’s performance against objectives approved by our board of directors. Mr. Laverty also received, subject to stockholder approval, options to purchase up to 200,000 shares of our common stock at an exercise price of $3.44 per share. The options vest over four years at a rate of 25% per year. If we terminate Mr. Laverty without cause or if Mr. Laverty terminates his employment with us as a result of a constructive termination, Mr. Laverty will be entitled to receive a severance payment equal to 100% of his base salary. Mr. Laverty receives employee benefits consistent with our policies for other senior executives.

Martin A. Lynch. In October 2003, Mr. Lynch joined us as our Executive Vice President and Chief Financial Officer. On March 26, 2004, Mr. Lynch entered into an employment agreement with us. The agreement provides for an annual base salary of $220,000 and, in the discretion of the compensation committee, a potential annual incentive bonus of approximately 50% of his base salary based on our and Mr. Lynch’s performance against objectives approved by our board of directors. Upon entering into his employment agreement, Mr. Lynch received options to purchase up to 150,000 shares of our common stock under the 2000 Equity Incentive Plan at an exercise price of $3.38 per share. Twenty-five percent (25%) of the options vest each six months until all of the options are fully vested. If we terminate Mr. Lynch without cause or if Mr. Lynch terminates his employment with us as a result of a constructive termination, Mr. Lynch will be entitled to receive a severance payment equal to 100% of his base salary. Mr. Lynch receives employee benefits consistent with our policies for other senior executives, and is reimbursed for his mid-week lodging expenses.

Matthew McGuinness. Effective March 13, 2000, Mr. McGuinness entered into an employment agreement with us appointing him Senior Vice President and Chief Financial Officer. The agreement provided for an annual base salary of $206,600 and an annual incentive bonus of up to 50% of base salary based on our and Mr. McGuinness’ performance against objectives approved by our board of directors. If terminated without cause, Mr. McGuinness is entitled to receive twelve months’ salary as severance compensation. Mr. McGuinness also received options to purchase up to 18,750 shares of our common stock at an exercise price of $15.36 per share. The options vested over three years at a rate of 33% per year. In October of 2000, Mr. McGuinness was elected to serve as our Executive Vice President and Chief Financial Officer. As a result, his employment agreement was amended to provide for an annual base salary of $250,000. In October 2003, Mr. McGuinness was appointed Executive Vice President of Development. Mr. McGuinness receives employee benefits consistent with our policies for other senior executives.

Pamela Britton. In February 2001, Ms. Britton became Vice President of Operations for Gloria Jean’s Coffee. Her employment letter provided for an annual base salary of $175,000. During Ms. Britton’s first year of employment with us, she received a guaranteed bonus of $52,500. The employment letter also provides for an annual incentive bonus of up to 30% of her base salary based on our and Ms. Britton’s performance against objectives approved by our board of directors. Ms. Britton also received options to purchase up to 20,000 shares of our common stock at an exercise price $2.84. The options vest over three years at a rate of 33% per year. Upon being promoted to Vice President and Chief Operating Officer of Diedrich Coffee, Ms. Britton’s responsibilities were increased to include operational responsibility for our Diedrich Coffee, Coffee People, and Gloria Jean’s Coffees brands, and her base salary was increased to $200,000. Ms. Britton receives employee benefits consistent with our policies for other senior executives.

Stephen Leach. In October 2004, Mr. Leach was promoted to Vice President – Coffee and entered into an employment agreement with us. The agreement provides for an annual base salary of $170,000 and an annual incentive bonus of up to 25% of annual base salary that is paid upon achievement of specific financial goals.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 29, 2005, our compensation committee consisted of Messrs. Goelman and Heeschen. Mr. Peter Churm, who served as chairman of the compensation committee, retired on July 15, 2005. No member of the compensation committee was, during the fiscal year ended June 29, 2005 or at any other time, an officer or employee of Diedrich Coffee, except that Mr. Goelman served as our interim Chairman and CEO from March 1997 to November 1997. There are no compensation committee interlocks between us and other entities involving our executive officers and board members who serve as executive officers or board members of these other entities.

Director Compensation

Directors who are also our employees receive no extra compensation for their service on the board of directors. Non-employee directors are paid an annual fee of $12,000, which is paid quarterly. In addition, non-employee directors earn fees of $1,000 per board meeting attended in person, $500 per board meeting attended telephonically and $500 per committee meeting attended, whether in person or telephonically. Non-employee directors are also reimbursed for out-of-pocket expenses incurred in connection with attending board and committee meetings. In the fiscal year ended June 29, 2005, Mr. Goelman earned $22,500, Mr. Heeschen earned $16,500 and Mr. Spencer earned $16,000. In addition, non-employee directors are eligible to receive stock option grants under the Diedrich Coffee, Inc. 2000 Equity Incentive Plan. In the fiscal year ended June 29, 2005, each of our non-employee directors was granted 15,000 stock options under the 2000 Equity Incentive Plan.

Under our 2000 Equity Incentive Plan, each non-employee director automatically receives, upon first becoming a director, a one-time grant of an option to purchase up to 15,000 shares of our common stock. The initial options vest and become exercisable with respect to 50% of the underlying shares upon the earlier of the first anniversary of the grant date or immediately before the first annual meeting of stockholders following the grant date; provided that the recipient has remained a non-employee director for the entire period from the grant date to such earlier date. The remaining 50% of the underlying shares vest upon the earlier of the second anniversary of the grant date or immediately before the second annual meeting of stockholders following the grant date; provided that the recipient has remained a non-employee director for the entire period from the grant date to such date. In addition to the initial grant, each non-employee director also automatically receives, upon re-election to our board of directors, an additional option to purchase up to 15,000 shares of our common stock. These additional options vest and become exercisable upon the earlier of the first anniversary of the grant date or immediately before the annual meeting of stockholders following the grant date; provided that the recipient has remained a non-employee director for the entire period from the grant date to such date. In addition to the initial and additional options, under the 2000 Equity Incentive Plan, each director, including each non-employee director, is eligible to receive other awards under the 2000 Equity Incentive Plan at the discretion of the administrator of the plan.

All non-employee director options granted under the 2000 Equity Incentive Plan have a term of ten years and an exercise price equal to the fair market value of our common stock on the date of grant. Vesting of non-employee director options granted under the 2000 Equity Incentive Plan accelerates in certain circumstances in connection with a change in control. During the fiscal year ended June 29, 2005, an aggregate of 75,000 options to purchase shares of our common stock were issued to non-employee directors under the 2000 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following sets forth information regarding the beneficial ownership of our common stock as of October 12, 2005, by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock;

•	each of our directors and nominees;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws. The table below includes the number of shares underlying options and warrants that are exercisable within 60 days from October 12, 2005.

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)		Percent Of Class (%)(2)
Sequoia Enterprises, LP 450 Newport Center Drive, Suite 450 Newport Beach, CA 92660	1,322,594	(3)	23.8
Westcliff Capital Management, LLC 200 Seventh Avenue, Suite 105 Santa Cruz, CA 95062	1,163,560	(4)	21.1
Peninsula Capital Management, Inc. One Sansome Street, Suite 3134 San Francisco, CA 94104	586,666	(5)	11.0
D.C.H., L.P. 450 Newport Center Drive, Suite 450 Newport Beach, CA 92660	355,290	(6)	6.7
Paul C. Heeschen	1,796,454	(7)	32.1
Richard S. Spencer, III	1,197,310	(8)	21.6
Lawrence Goelman	66,925	(9)	1.2
Roger M. Laverty	100,000	(10)	1.9
Martin A. Lynch	150,000	(11)	2.8
Matthew McGuinness	83,250	(12)	1.5
Pamela Britton	55,000	(13)	1.0
Stephen Leach	9,653	(14)	*
All directors and executive officers as a group (12 persons)	3,527,693	(15)	55.4

*	Less than 1%

(1)	Unless otherwise indicated, the address of each person in this table is c/o Diedrich Coffee, Inc., 28 Executive Park, Suite 200, Irvine, California 92614, Attn: Corporate Secretary.
(2)	Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of October 12, 2005 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.
(3)	Paul C. Heeschen, the chairman of our board of directors, is the sole general partner of this limited partnership with voting and investment power as to all shares beneficially owned by the limited partnership. Includes 250,000 shares subject to warrants that are immediately exercisable and will expire on May 8, 2011, and 4,219 shares subject to warrants that may be exercised if a change in control event occurs and will expire on May 10, 2008.
(4)	Includes the beneficial ownership of Westcliff Capital Management, LLC and Richard S. Spencer III, a manager and the majority member of Westcliff Capital Management, LLC. Includes the beneficial ownership of entities for which Westcliff Capital Management, LLC is (i) the general partner and investment adviser or (ii) the investment adviser only. Westcliff Capital Management, LLC and Mr. Spencer have shared voting and investment power as to all shares. Includes 208,331 shares subject to warrants that are immediately exercisable and will expire on May 8, 2011. Mr. Spencer is a member of our board of directors.
(5)	Includes 41,666 shares of common stock which are subject to warrants that are immediately exercisable and will expire on May 8, 2011. According to the Schedule 13G/A, filed on February 14, 2005, (i) the securities are held in the account of Peninsula Fund, L.P. (“Peninsula Fund”), a private investment fund, (ii) Peninsula Capital Management, Inc. may be deemed to have beneficial ownership of such securities by virtue of its role as the general partner of Peninsula Fund, and (iii) Scott Bedford may be deemed to have beneficial ownership of such securities by virtue of his role as the majority owner of the general partner of Peninsula Fund.
(6)	Paul C. Heeschen, the chairman of our board of directors, is the sole general partner of this limited partnership with voting and investment power as to all shares beneficially owned by the limited partnership.
(7)	Includes (i) 1,322,594 shares beneficially owned by Sequoia Enterprises, LP (250,000 shares of which are subject to warrants that are immediately exercisable and will expire on May 8, 2011 and 4,219 shares subject to warrants that may be exercised if a change in control event occurs and will expire on May 10, 2008), (ii) 355,290 shares beneficially owned by D.C.H., LP and (iii) 63,978 shares beneficially owned by Redwood Enterprises VII, LP. Mr. Heeschen is the sole general partner of each of these partnerships with voting and investment power as to all of such shares. Includes 46,842 shares owned personally by Mr. Heeschen (45,000 shares of which are subject to options that are exercisable within 60 days) and 7,750 shares held by the Palm Trust, of which Mr. Heeschen is a trustee with shared voting and investment power as to all of such shares.
(8)	Includes (i) 1,163,560 shares beneficially owned by Westcliff Management, LLC (see footnote 4 above), and (ii) 33,750 shares personally owned by Mr. Spencer, which are subject to options that are exercisable within 60 days.
(9)	Includes 63,750 shares subject to options that are exercisable within 60 days. This number does not include 21,250 shares held by the Virginia R. Cirica Trust. Ms. Cirica is Mr. Goelman’s wife. Mr. Goelman disclaims any beneficial interest in the Virginia R. Cirica Trust, except to the extent to which Mr. Goelman is a contingent beneficiary under the terms of that trust.
(10)	Includes 100,000 shares subject to options that are exercisable within 60 days.
(11)	Includes 150,000 shares subject to options that are exercisable within 60 days.
(12)	Includes 78,750 shares subject to options that are exercisable within 60 days.
(13)	Includes 55,000 shares subject to options that are exercisable within 60 days.
(14)	Includes 9,375 shares subject to options that are exercisable within 60 days.
(15)	Includes 1,067,132 shares subject to options and warrants that are exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions.

On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, LP (the “Lender”). Our Chairman, Paul C. Heeschen, is the sole general partner of the Lender. Through the Lender and several other entities, Mr. Heeschen beneficially owns 1,796,455 shares, or approximately 32.1%, of our common stock. The agreement provides for us to, at our election, issue notes up to an aggregate principal amount of $5,000,000. Issued notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% matures on that date. Interest on outstanding amounts is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on May 10, 2008. As of June 29, 2005, no amounts were outstanding under the facility. During the fiscal year ended June 29, 2005, we made interest and commitment fee payments of $134,000 to the Lender.

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed by BDO Seidman, LLP and KPMG LLP for services provided during our 2005 and 2004 fiscal years.

	2005	2004
Audit Fees	$483,000	$208,000
Audit Related Fees	6,000	9,000
Tax Fees	38,000	38,000
All Other Fees	—	—

Total	$527,000	$255,000

Audit Fees. The fees identified under this caption were for professional services rendered by BDO Seidman for fiscal year 2005 and KPMG for fiscal year 2004 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the auditor in connection with statutory and regulatory filings and engagements for the years identified. Audit fees in 2004 include an aggregate of $3,000 in fees paid in connection with the filing of a registration statement on Form S-8. Audit fees in 2005 include an aggregate of $195,000 in fees paid to BDO Seidman, LLP and KPMG LLP in connection with the filing of the Form 10-K/A for the fiscal year ended June 30, 2004 and the three Form 10-Q/As for the fiscal year 2005.

Audit-Related Fees. The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit Fees.” Audit-related fees consisted primarily of fees paid for the review and issuance of consents related to our uniform franchise offering circulars.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

Approval Policy. Our audit committee approves in advance all services provided by our independent auditor. All engagements of our independent auditor in fiscal year 2005 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEDRICH COFFEE, INC.

October 26, 2005	By:	/s/ ROGER M. LAVERTY
Roger M. Laverty
President and Chief Executive Officer
(Principal Executive Officer)