Form 10-Q
period 2005-09-21
DIEDRICH COFFEE INC
filed 2005-11-07
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 21, 2005

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

As of November 3, 2005, there were 5,307,789 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 21, 2005	June 29, 2005
	(Unaudited)
Assets
Current assets:
Cash	$9,423,000	$10,493,000
Accounts receivable, less allowance for doubtful accounts of $1,459,000 at September 21, 2005 and $1,392,000 at June 29, 2005	2,117,000	2,203,000
Inventories	3,637,000	3,426,000
Income tax refund	1,562,000	1,220,000
Current portion of notes receivable	676,000	1,165,000
Advertising fund assets, restricted	259,000	218,000
Prepaid expenses	865,000	489,000

Total current assets	18,539,000	19,214,000
Property, plant and equipment, net	8,825,000	7,974,000
Goodwill	8,179,000	8,179,000
Notes receivable	4,634,000	4,554,000
Other assets	385,000	392,000

Total assets	$40,562,000	$40,313,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$57,000	$85,000
Accounts payable	4,132,000	2,642,000
Accrued compensation	2,704,000	2,886,000
Accrued expenses	1,708,000	1,366,000
Franchisee deposits	631,000	632,000
Deferred franchise fee income	82,000	91,000
Advertising fund liabilities	259,000	218,000
Accrued provision for store closure	5,000	91,000

Total current liabilities	9,578,000	8,011,000
Obligations under capital leases, excluding current installments	323,000	328,000
Deferred rent	487,000	452,000
Common stock warrants	9,000	9,000

Total liabilities	10,397,000	8,800,000

Commitments and contingencies (notes 3, 4 and 7)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,303,000 shares at September 21, 2005 and 5,273,000 at June 29, 2005	53,000	53,000
Additional paid-in capital	58,676,000	58,472,000
Accumulated deficit	(28,564,000)	(27,012,000)

Total stockholders’ equity	30,165,000	31,513,000

Total liabilities and stockholders’ equity	$40,562,000	$40,313,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended September 21, 2005	Twelve Weeks Ended September 22, 2004
Net revenue:
Retail sales	$7,888,000	$7,129,000
Wholesale and other	3,571,000	3,228,000
Franchise revenue	721,000	857,000

Total net revenue	12,180,000	11,214,000

Costs and expenses:
Cost of sales and related occupancy costs	6,447,000	5,505,000
Operating expenses	4,350,000	3,914,000
Depreciation and amortization	545,000	545,000
General and administrative expenses	2,863,000	2,566,000
Gain on asset disposals	(5,000)	(15,000)

Total costs and expenses	14,200,000	12,515,000

Operating loss	(2,020,000)	(1,301,000)
Interest expense	(32,000)	(42,000)
Interest and other income, net	152,000	(1,000)

Loss from continuing operations before income tax benefit	(1,900,000)	(1,344,000)
Income tax benefit	(348,000)	(320,000)

Net loss from continuing operations	(1,552,000)	(1,024,000)
Discontinued operations:
Income from discontinued operations, net of $0 and $327,000 of taxes, respectively	—	556,000

Net loss	$(1,552,000)	$(468,000)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.29)	$(0.20)

Income from discontinued operations, net	$—	$0.11

Net loss	$(0.29)	$(0.09)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,287,000	5,163,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twelve Weeks Ended September 21, 2005	Twelve Weeks Ended September 22, 2004
Cash flows from operating activities:
Net loss	$(1,552,000)	$(468,000)
Income from discontinued operations	—	(556,000)

Loss from continuing operations:	(1,552,000)	(1,024,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	545,000	545,000
Amortization of loan fees	10,000	8,000
Provision for bad debt	92,000	65,000
Income tax benefit	(342,000)	—
Provision for inventory obsolescence	5,000	5,000
Stock compensation expense	85,000	—
Notes receivable issued for franchise fees	(20,000)	—
Gain on asset disposals	(5,000)	(15,000)
Amortization of discount on notes receivable	(84,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,000)	(321,000)
Inventories	(216,000)	(147,000)
Prepaid expenses	(376,000)	(368,000)
Notes receivable	—	(13,000)
Other assets	(3,000)	(72,000)
Accounts payable	1,490,000	(226,000)
Accrued compensation	(182,000)	459,000
Accrued expenses	342,000	96,000
Franchisee deposits	(1,000)	(9,000)
Deferred franchise fee income	(9,000)	104,000
Accrued provision for store closure	(86,000)	(9,000)
Deferred rent	40,000	(2,000)

Net cash used in operating activities	(273,000)	(924,000)
Net cash provided by discontinued operations	—	352,000

Net cash used by operating activities	(273,000)	(572,000)
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(1,396,000)	(798,000)
Principal payments on notes receivable	513,000	11,000

Net cash used in investing activities	(883,000)	(787,000)

Cash flows from financing activities:
Exercise of stock options	119,000	6,000
Borrowings under credit agreement	—	1,000,000
Payments on long-term debt	—	(50,000)
Payments on capital lease obligations	(33,000)	(36,000)

Net cash provided by financing activities	86,000	920,000

Net decrease in cash	(1,070,000)	(439,000)
Cash at beginning of period	10,493,000	1,799,000

Cash at end of period	$9,423,000	$1,360,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,000	$33,000

Income taxes	$—	$7,000

Non-cash transactions:
Issuance of notes receivable	$20,000	$—

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 21, 2005

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on September 29, 2005.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Gloria Jean’s international franchise operations are reported as discontinued operations for all periods presented. There was no activity related to discontinued operations in the quarter ended September 21, 2005.

The following accounts are reflected in Discontinued Operations:

•	International franchise royalties, new store fees and roasting fees

•	Wholesale revenue and cost of goods sold associated with the sale of coffee to international franchisees

•	Bad debt expense related to international franchisees

•	General and administrative costs related to international operations and audit, tax and legal fees relating to the transaction

•	Gain on sale of the international franchise operations, net of the related tax provision

•	Provision for foreign taxes paid on international revenues

Recent Accounting Pronouncements

On October 6, 2005, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP affects companies that are engaged in construction activities on buildings or grounds accounted for as operating leases. The FSP requires the Company to expense rental costs associated with these leases, starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. Retrospective application is permitted but not required. The Company has not yet determined what impact the adoption of FSP FAS 13-1 will have on its results of operations.

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

Stock-Based Compensation

On October 20, 2000, the Company’s board of directors authorized the adoption of the Diedrich Coffee, Inc. 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) and the concurrent discontinuation of the option grants under the Diedrich Coffee, Inc. Amended and Restated 1996 Stock Incentive Plan and the Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan. The Company’s stockholders approved the 2000 Equity Incentive Plan on November 29, 2000. A total of 1,087,500 shares of the Company’s common stock may be issued under the 2000 Equity Incentive Plan, as amended. The board of directors on an option-by-option basis determines the number of shares, except for automatic grants to non-employee directors, terms and exercise period. Options generally vest ratably over three years and expire ten years from the date of grant. The exercise price of options granted is generally equivalent to the fair market value of the stock at the date of grant.

On June 30, 2005, the Company adopted the provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

The Company chose the modified-prospective transition alternatives in adopting SFAS 123R. Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rate will be estimated for all options, as required by SFAS 123R.

The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	TWELVE WEEKS ENDED
	September 21, 2005	September 22, 2004
Risk free interest rate	4.23%	3.81%
Expected life	6 years	6 Years
Expected volatility	75%	35%
Expected dividend yield	0%	0%
Forfeiture rate	3.91%	0%

A summary of option activity under our stock option plans for the twelve weeks ended September 21, 2005 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Options outstanding at June 29, 2005	938,000	$5.27
Plus options granted	—	—
Less:
Options exercised	(30,000)	3.97
Options canceled or expired	(2,000)	12.00

Options outstanding at September 21, 2005	906,000	5.30	6.9	$3,100,000

Options exercisable at September 21, 2005	628,000	5.91	6.3	$1,800,000

Stock-based compensation expense included in the statement of operations for the twelve weeks ended September 21, 2005 was approximately $85,000. As of September 21, 2005, there were approximately $216,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.4 years. The total intrinsic value of options exercised during the twelve weeks ended September 21, 2005 was approximately $88,000.

Awards granted prior to the Company’s implementation of SFAS 123R were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net loss in the accompanying Unaudited Condensed Consolidated Statements of Operations for the twelve weeks ended September 22, 2004, as all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

Pro forma net loss and net loss per share, as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based compensation for periods presented prior to the Company’s adoption of SFAS 123R, is as follows:

Pro Forma	TWELVE WEEKS ENDED September 22, 2004
Net loss	$(468,000)
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(181,000)

Pro forma net income (loss)	$(649,000)

Basic and diluted income (loss) per share – as reported	$(0.09)

Basic and diluted income (loss) per share – pro forma	$(0.13)

Reclassifications

Certain reclassifications have been made to the September 22, 2004 unaudited condensed consolidated financial statements to conform to the September 21, 2005 presentation.

2.	INVENTORIES

Inventories consist of the following:

	September 21, 2005	June 29, 2005
Unroasted coffee	$1,228,000	$1,481,000
Roasted coffee	659,000	643,000
Accessory and specialty items	239,000	225,000
Other food, beverage and supplies	1,511,000	1,077,000

Total inventory	$3,637,000	$3,426,000

3.	NOTES RECEIVABLE

In September 2005, the Company received a non-interest bearing note from a franchisee in exchange for franchise fees in the amount of $20,000. The note is due and payable in full on January 1, 2006.

In February 2005, the Company sold its international franchise operations for $16,000,000 in cash and $7,020,000 in notes receivable payable over the next six years under license, roasting and consulting agreements. See Note 1 to the condensed consolidated financial statements.

Notes receivable consist of the following:

	September 21, 2005	June 29, 2005
Notes receivable bearing interest at rates from 0% to 10.0%, payable in monthly installments varying between $1,297 and $4,268 and due between October 3, 2005 and July 1, 2007. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement.	$187,000	$181,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2006 and January 31, 2011.	5,123,000	5,538,000
Less: current portion of notes receivable	(676,000)	(1,165,000)

Long-term portion of notes receivable	$4,634,000	$4,554,000

4.	ACCRUED PROVISION FOR STORE CLOSURE

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and now records these estimated costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended June 29, 2005	$109,000	$—	$—	$(18,000)	$91,000
Twelve weeks ended September 21, 2005	$91,000	$—	$(75,000)	$(11,000)	$5,000

For the twelve weeks ended September 21, 2005, the Company adjusted the store closure accrual due to the transfer of a corporate store to a franchisee. The Company made cash payments in the amount of $11,000 for rent expense at an impaired store location.

5.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Twelve Weeks Ended September 21, 2005	Twelve Weeks Ended September 22, 2004
Numerator:
Net loss from continuing operations	$(1,552,000)	$(1,024,000)

Denominator:
Basic weighted average shares outstanding	5,287,000	5,163,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,287,000	5,163,000

Basic and diluted net loss per share from continuing operations	$(0.29)	$(0.20)

For computation of net income per share from continuing operations, all 906,000 and 971,000 options outstanding as of September 21, 2005 and September 22, 2004, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. In addition, all 504,000 outstanding warrants to purchase shares of common stock as of September 21, 2005 and September 22, 2004 were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended September 21, 2005	Twelve Weeks Ended September 22, 2004
Numerator:
Net loss	$(1,552,000)	$(468,000)

Denominator:
Basic weighted average shares outstanding	5,287,000	5,163,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,287,000	5,163,000

Basic and diluted net loss per share	$(0.29)	$(0.09)

6.	SEGMENT AND RELATED INFORMATION

The Company has three reportable segments: retail operations; wholesale operations; and franchise operations. The Company evaluates performance of its operating segments based on income (loss) before income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Corporate identifiable assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property and equipment. The corporate component of segment loss before tax includes corporate general and administrative expenses, depreciation and amortization expense, interest income and interest expense.

	TWELVE WEEKS ENDED
	September 21, 2005	September 22, 2004
Revenue:
Retail	$7,888,000	$7,129,000
Wholesale	3,571,000	3,228,000
Franchise	721,000	857,000

Total revenue	$12,180,000	$11,214,000

Interest expense:
Retail	$7,000	$4,000
Franchise	2,000	7,000
Corporate	23,000	31,000

Total interest expense	$32,000	$42,000

Depreciation and amortization:
Retail	$330,000	$356,000
Wholesale	143,000	128,000
Franchise	—	—
Corporate	72,000	61,000

Total depreciation and amortization	$545,000	$545,000

Segment loss from continuing operations before income tax benefit:
Retail	$94,000	$34,000
Wholesale	301,000	451,000
Franchise	488,000	699,000
Corporate	(2,783,000)	(2,528,000)

Total segment loss from continuing operations before income tax benefit	$(1,900,000)	$(1,344,000)

	September 21, 2005	June 29, 2005
Identifiable assets:
Retail	$8,116,000	$7,152,000
Wholesale	6,212,000	5,966,000
Franchise	1,932,000	2,114,000
Corporate	16,123,000	16,902,000

Tangible assets	32,383,000	32,134,000
Goodwill - Retail	1,347,000	1,347,000
Goodwill - Wholesale	6,311,000	6,311,000
Goodwill - Franchise	521,000	521,000

Total assets	$40,562,000	$40,313,000

7.	LEASE CONTINGENCIES

The Company is liable on the master real property leases for 86 Gloria Jean’s franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, the Company would be required to make all payments under the master lease. The Company’s maximum theoretical future exposure at September 21, 2005, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $16,866,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

The Company has agreed to not compete internationally through its Diedrich Coffee or Coffee People brands for a period of two years from the date of sale. Other than that restriction, the Company’s domestic Gloria Jean’s outlets, its Castroville roasting operations, its wholesale operations and its company operated Diedrich Coffee and Coffee People retail outlets were not significantly affected by this transaction.

In accordance with SFAS No. 144, the financial results of Gloria Jean’s international franchise operations are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED
	September 21, 2005	September 22, 2004
Net revenue	$—	$1,046,000

Earnings from discontinued operations before income taxes	$—	$883,000

Earnings from discontinued operations, net of $327,000 tax, for the twelve weeks ended September 22, 2004	$—	$556,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors and Trends Affecting Diedrich Coffee and Its Business” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2005 and in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statements whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent significant transactions that we believe are important in understanding our results of operations. This section also contains a discussion of trends in our operations and key performance indicators that we use to evaluate business results.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve weeks ended September 21, 2005 to the results for the twelve weeks ended September 22, 2004.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows, and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of September 21, 2005. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•	Critical accounting estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

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

Our brands include Diedrich Coffee, Gloria Jean’s and Coffee People. The Diedrich Coffee and Coffee People brands are primarily company store operations and the Gloria Jean’s brand is primarily a franchised store operation. As of September 21, 2005, we owned and operated 59 retail locations and franchised 146 other retail locations under these brands, for a total of 205 retail coffee outlets. As of September 21, 2005, our retail units were located in 32 states and we had over 460 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants and others. Although the specialty coffee industry is dominated by a single company which has more than 9,000 locations, we are one of the nation’s largest specialty coffee retailers.

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

Sale of International Franchise Operations

On February 11, 2005, we announced that we had sold our international Gloria Jean’s operations to our former Australian master franchisee, Jireh International Pty. Ltd., and certain of its affiliates. From this sale, we received $16,000,000 in cash and an additional $7,020,000 in payments to be received over the next six years under license, roasting and consulting agreements.

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2004 and fiscal 2005 through the quarter ended September 21, 2005, is set forth below:

	Units at June 30, 2004	Opened	Closed/Sold (A)	Net transfers between the Company and Franchise	Units at June 29, 2005	Opened	Closed	Net transfers between the Company and Franchise	Units at September 21, 2005
Gloria Jean’s Brand
Company Operated	10	1	(1)	1	11	—	—	(3)	8
Franchise – Domestic	137	11	(15)	(1)	132	6	(2)	3	139

Total Company Operated and Franchise-Domestic	147	12	(16)	—	143	6	(2)	—	147

Franchise – International
Australia	196	46	(242)	—	—	—	—	—	—
Far East/Asia (B)	19	—	(19)	—	—	—	—	—	—
Mexico	17	—	(17)	—	—	—	—	—	—
Other (C)	50	14	(64)	—	—	—	—	—	—

Total Franchise - International	282	60	(342)	—	—	—	—	—	—

Subtotal Gloria Jean’s	429	72	(358)	—	143	6	(2)	—	147

Diedrich Coffee Brand
Company Operated	23	3	—	—	26	1	—	—	27
Franchise – Domestic	7	1	(1)	—	7	—	—	—	7

Subtotal Diedrich	30	4	(1)	—	33	1	—	—	34

Coffee People Brand
Company Operated	23	3	(1)	—	25	1	(2)	—	24

Total	482	79	(360)	—	201	8	(4)	—	205

(A)	On February 11, 2005, in connection with the sale of our international Gloria Jean’s operations, we sold the franchise rights to 338 Gloria Jean retail locations to Jireh International Pty. Ltd. and certain of its affiliates.

(B)	Includes Japan and Korea.

(C)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates Romania, South Africa and Thailand.

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

Same-store sales growth, or comparative sales growth, is a primary statistic used in the retail industry to measure core revenues. This measure compares sales for all units open for one year or more to the comparable prior year period. We use this measure to evaluate single coffeehouse, total brand and total company sales performance. Until recently, comparable sales of our company operated stores had declined, primarily as a result of aging stores, a lack of capital to fund store improvements, and no new store openings. New stores typically achieve relatively strong comparative sales growth in their early years. Franchised units that are located in shopping malls have also experienced declining sales due to overall declines in mall traffic.

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

RESULTS OF OPERATIONS

Twelve weeks ended September 21, 2005 compared with the twelve weeks ended September 22, 2004

Total Revenue. Total revenue from continuing operations for the twelve weeks ended September 21, 2005 increased by $966,000, or 8.6%, to $12,180,000 from $11,214,000 for the twelve weeks ended September 22, 2004. This result was the net result of a 10.6% increase in retail sales, a 10.6% increase in wholesale sales and a 15.9% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Retail Sales. Our retail sales revenue for the twelve weeks ended September 21, 2005 increased by $759,000, or 10.6%, to $7,888,000 from $7,129,000 for the twelve weeks ended September 22, 2004. This increase was primarily due to company operated same store sales increase of 3.8% and a net increase of three company stores since the beginning of the prior year’s twelve weeks ended September 22, 2004. Retail sales from our internet website also increased by $47,000 from $88,000 for the twelve weeks ended September 22, 2004 to $135,000 for the twelve weeks ended September 21, 2005.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended September 21, 2005 increased by $343,000, or 10.6%, to $3,571,000 from $3,228,000 for the twelve weeks ended September 22, 2004. This increase was primarily the net result of the following factors:

Keurig “K-cup” and other Third Party Wholesale sales. Third party wholesale sales for the twelve weeks ended September 21, 2005 increased by $382,000, or 17.7%, to $2,546,000 from $2,164,000 for the twelve weeks ended September 22, 2004 led by strong growth in the Keurig “K-cup” sales which increased by 26.0%.

Roasted coffee sales to franchisees. Sales of roasted coffee to our franchisees decreased $38,000 for the twelve weeks ended September 21, 2005 due to 3.3% negative same store sales in the first quarter of fiscal 2006 for the Gloria Jean’s domestic franchise system which reduced roasted coffee usage offset in part by a net increase of two domestic franchise stores since the beginning of the fiscal 2005 twelve week period.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Our domestic franchise revenue decreased by $136,000, or 15.9%, to $721,000 for the twelve weeks ended September 21, 2005 from $857,000 for the twelve weeks ended September 22, 2004. Of the decline, $91,000 was due to a reclassification of certain fees as a reduction of general and administrative marketing expenses. The balance of the decline, $45,000, was due to a decline in franchise royalties, primarily due to declining same store sales at franchise locations, offset by an increase in franchise fee revenue.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 53.2% for the twelve weeks ended September 22, 2004 to 56.3% for the twelve weeks ended September 21, 2005. Retail cost of sales remained relatively stable, increasing from 34.1% to 35.1% but wholesale cost of sales increased from 69.2% to 74.0% due to a higher percentage of higher cost Keurig business for the twelve weeks ended September 21, 2005 and due to overall cost increases. Increased costs will be reflected in pricing adjustments effective early in the second quarter of the 2006 fiscal year.

Operating Expenses. Operating expenses for the twelve weeks ended September 21, 2005, as a percentage of retail and wholesale sales, increased from 37.8% of retail and wholesale sales for the twelve weeks ended September 22, 2004 to 38.0% for the twelve weeks ended September 21, 2005. Wholesale operating expenses increased as a percentage of wholesale sales from 11.1% for the twelve weeks ended September 22, 2004 to 13.6% in the current year period due to increased promotional selling expenses.

Depreciation and Amortization. Depreciation and amortization was $545,000 in the first quarter of each of the years.

General and Administrative Expenses. Our general and administrative expense increased by $297,000, or 11.6%, to $2,863,000 for the twelve weeks ended September 21, 2005. As a percentage of total revenue, general and administrative expenses increased from 22.9% for the twelve weeks ended September 22, 2004 to 23.5% for the twelve weeks ended September 21, 2005. This increase was primarily due to $237,000 increase in audit and tax fees expensed in the first quarter of fiscal 2006, but related to the 2005 fiscal year end audit and tax returns, and $85,000 increase in stock-based compensation expense due to the adoption of SFAS 123R in the first quarter of fiscal 2006.

Interest Expense and Other, Net. Interest expense, interest income and other income, net which was a net expense of $43,000 in the twelve weeks ended September 22, 2004, was a net income of $120,000 in the twelve weeks ended September 21, 2005. This change was due to interest income on the cash proceeds from the sale of our international Gloria Jean’s franchise operations and a reduction of interest expense.

Income Tax Benefit. We had losses from continuing operations and income from discontinued operations for the twelve weeks ended September 22, 2004. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the income tax benefit generated by the loss from continuing operations was $320,000 for the twelve weeks ended September 22, 2004. For the twelve weeks ended September 21, 2005, a tax benefit of $348,000 was generated primarily due to net operating loss carry-backs to offset taxable income reported for the year ended June 29, 2005. As of September 21, 2005, net operating loss carry-forwards for federal and state income tax purposes of $3,615,000 and $739,000, respectively, are available to be utilized against future taxable income for years through fiscal 2024 for federal taxes and 2014 for state taxes, subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Due to the uncertainty of future taxable income, deferred tax assets resulting from the net operating loss carry-forwards have been fully reserved.

Results of Discontinued Operations. As a result of the sale of the international Gloria Jean’s franchise operations on February 11, 2005, the results from this component of our business are presented as discontinued operations for the fiscal twelve weeks ended September 22, 2004 in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the twelve weeks ended September 22, 2004 income from discontinued operations was $556,000, net of $327,000 in taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At September 21, 2005, we had cash of $9,423,000 as compared to $10,493,000 at June 29, 2005, and we had working capital of $8,961,000, as compared to working capital of $11,203,000 at June 29, 2005. Total outstanding capital lease obligations decreased from $413,000 at June 29, 2005 to $380,000 at September 21, 2005. No long-term debt was outstanding at September 21, 2005 or June 29, 2005. From June 29, 2005 to September 21, 2005, stockholder’s equity decreased from $31,513,000 to $30,165,000.

Cash Flows. Cash used by operating activities for the twelve weeks ended September 21, 2005 totaled $273,000 as compared with cash used of $572,000 for the twelve weeks ended September 22, 2004. This decrease is the net result of a number of factors more fully enumerated in the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying financial statements.

Net cash used in investing activities for the twelve weeks ended September 21, 2005 totaled $883,000 as compared with net cash used of $787,000 for the twelve weeks ended September 22, 2004. During the twelve weeks ended September 21, 2005, $1,396,000 was used to invest in property and equipment in our store remodel project, new stores, our Castroville roasting facility and our home office facility. These expenditures were partially offset by $513,000 of payments received on notes receivable.

Net cash provided by financing activities for the twelve weeks ended September 21, 2005 totaled $86,000 as compared to $920,000 for the twelve weeks ended September 22, 2004. The decrease was primarily due to net borrowings of $950,000 under our credit agreement for the twelve weeks ended September 22, 2004 as compared to no borrowings for the twelve weeks ended September 21, 2005.

Outstanding Debt and Financing Arrangements. On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us to, at our election, issue notes to the lender, Sequoia Enterprises L.P., up to an aggregate principal amount of $5,000,000. The notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters, among others. Notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on May 10, 2008. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, we immediately issued a $1,000,000 note under the facility and used the proceeds from that note and other available cash to repay all outstanding debt with Bank of the West. On September 15, 2004, we issued a second note for $1,000,000 under this facility. The price of our common stock on May 10, 2004, the date that the first $1,000,000 note was issued, was $3.95 per share. The price of our common stock on September 15, 2004, the date the second $1,000,000 note was issued, was $4.95 per share. Since both the notes were fully paid off in fiscal year 2005, a total of 455,184 warrants are issuable. We have issued 4,219 warrants as of September 21, 2005. As of September 21, 2005, no borrowings were outstanding under the facility and we were in compliance with all agreement covenants.

On May 10, 2004, we also entered into an Amended and Restated Credit Agreement with Bank of the West. The agreement provides for a working capital facility of $250,000 and a letter of credit facility of $750,000. On September 21, 2005, no debt was outstanding under the working capital facility and $576,000 of letters of credit were outstanding under the letter of credit facility. With respect to the working capital facility, we may elect to pay interest on amounts outstanding at the Bank of the West reference rate plus 1.00% or LIBOR plus 3.25%. Borrowings and issuance of letters of credit under the Bank of the West facility are secured by substantially all of our assets. Letters of credit issued under the letter of credit facility are subject to an annual fee of 2.00% of the face amount. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters, among others. As of September 21, 2005, we were in compliance with all agreement covenants. The letter of credit facility has been extended to October 15, 2006 and we terminated the working capital facility.

Based upon the terms of our credit agreements, our recent operating performance and business outlook, and status of our balance sheet, we believe that cash from operations, cash and cash equivalents, and funds available under our credit agreements will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

Off-balance sheet arrangements. We utilize a segregated advertising fund to administer contributions received from our franchisees for advertising programs. Upon the adoption of FIN 46R, we consolidated the advertising fund. We have included $259,000 of advertising fund assets, restricted and advertising fund liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 21, 2005. The advertising contributions and disbursements are reported in the unaudited condensed consolidated statement of operations on a net basis whereby contributions from franchisees are recorded as offsets to our reported general and administrative expenses.

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of September 21, 2005:

	Payments Due by Year
	Total	1 year	2 years	3 years	4 years	5 years	Thereafter
	(In thousands)
Capital leases	380	57	19	21	22	24	237
Company operated retail locations and other operating leases	21,003	3,514	2,873	2,593	2,333	1,941	7,749
Gloria Jean’s franchise operated retail locations operating leases	16,866	4,087	3,314	2,432	1,878	1,509	3,646
Green coffee commitments	2,155	2,155	—	—	—	—	—

	$40,404	$9,813	$6,206	$5,046	$4,233	$3,474	$11,632

We have also entered into employment agreements with our President and Chief Executive Officer and three senior executive officers that provide for severance payments in the event that these individuals are terminated without cause or that they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. Our maximum liability for severance under the contracts is currently $770,000. Because such amounts are contingent they have not been included in the above table.

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 86 Gloria Jean’s franchise locations. Under our historical franchising business model, we executed the master leases for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master lease. Our maximum theoretical future exposure at September 21, 2005, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $16,866,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

The estimated liability for closing stores on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the present value of these estimated future payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in the provision for asset impairment and restructuring costs, net in our unaudited condensed consolidated statements of earnings.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of September 21, 2005, our net deferred tax assets were fully reserved with a related valuation allowance that totaled approximately $2,765,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding debt. At September 21, 2005, we had a $5,000,000 loan facility, with no outstanding balance and a $250,000 working capital facility, with no outstanding balance, each of which could be affected by changes in short term interest rates.

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

To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. As of September 21, 2005, we had commitments to purchase coffee through fiscal year 2006 totaling $2,155,000 for 1,349,000 pounds of green coffee, some of which commitments were fixed as to price. The coffee scheduled to be delivered to us in the next twelve months pursuant to these commitments will satisfy approximately 30% of our anticipated green coffee requirements for the next twelve months. Assuming we require approximately 3,092,000 additional pounds of green coffee during the next twelve months for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $31,000 of additional cost.

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

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 21, 2005. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 21, 2005. As described in further detail under Item 9A - “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2005, which is incorporated herein by reference, the Audit Committee of our Board of Directors determined in April 2005 that certain of our historical financial statements should be restated to correct certain errors related to accounting for leases, and subsequent to June 29, 2005, we have changed our accounting policies for leases to conform to accounting principles generally accepted in the United States of America. We believe that these changes, as more fully described in the Form 10-K noted above, have remediated the material weakness in internal control over financial reporting described in the Form 10-K.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of and for the twelve week period ending September 21, 2005, we were not a party to any material legal proceedings.

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

Date: November 4, 2005

DIEDRICH COFFEE, INC.

/s/ Roger M. Laverty
Roger M. Laverty
President and Chief Executive Officer
(On behalf of the registrant)

/s/ Martin A. Lynch
Martin A. Lynch
Executive Vice President and
Chief Financial Officer
(Principal financial officer)