Form 10-Q
period 2005-12-14
DIEDRICH COFFEE INC
filed 2006-01-30
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 14, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒

As of January 27, 2006, there were 5,307,789 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 14, 2005	June 29, 2005
	(Unaudited)
Assets
Current assets:
Cash	$5,641,000	$10,493,000
Restricted cash	576,000	—
Accounts receivable, less allowance for doubtful accounts of $1,361,000 at December 14, 2005 and $1,392,000 at June 29, 2005	3,818,000	2,203,000
Inventories	3,528,000	3,426,000
Income tax refund	34,000	1,220,000
Current portion of notes receivable	686,000	1,165,000
Advertising fund assets, restricted	63,000	218,000
Prepaid expenses	925,000	489,000

Total current assets	15,271,000	19,214,000
Property and equipment, net	9,960,000	7,974,000
Goodwill	8,179,000	8,179,000
Notes receivable	4,721,000	4,554,000
Other assets	380,000	392,000

Total assets	$38,511,000	$40,313,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$28,000	$85,000
Accounts payable	3,820,000	2,642,000
Accrued compensation	2,277,000	2,886,000
Accrued expenses	1,982,000	1,366,000
Franchisee deposits	555,000	632,000
Deferred franchise fee income	70,000	91,000
Advertising fund liabilities	63,000	218,000
Accrued provision for store closure	2,000	91,000

Total current liabilities	8,797,000	8,011,000
Obligations under capital leases, excluding current installments	318,000	328,000
Deferred rent	554,000	452,000

Total liabilities	9,669,000	8,791,000

Commitments and contingencies (notes 4 and 7)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; issued and outstanding 5,308,000 shares at December 14, 2005 and 5,273,000 at June 29, 2005	53,000	53,000
Additional paid-in capital	58,794,000	58,481,000
Accumulated deficit	(30,005,000)	(27,012,000)

Total stockholders’ equity	28,842,000	31,522,000

Total liabilities and stockholders’ equity	$38,511,000	$40,313,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended December 14, 2005	Twelve Weeks Ended December 15, 2004	Twenty-Four Weeks Ended December 14, 2005	Twenty-Four Weeks Ended December 15, 2004
Net revenue:
Retail sales	$8,145,000	$7,556,000	$16,033,000	$14,686,000
Wholesale and other	5,823,000	4,719,000	9,394,000	7,947,000
Franchise revenue	975,000	1,167,000	1,696,000	2,024,000

Total net revenue	14,943,000	13,442,000	27,123,000	24,657,000

Costs and expenses:
Cost of sales and related occupancy costs	7,993,000	6,592,000	14,440,000	12,097,000
Operating expenses	4,278,000	3,874,000	8,628,000	7,788,000
Depreciation and amortization	613,000	589,000	1,158,000	1,134,000
General and administrative expenses	3,501,000	2,650,000	6,363,000	5,215,000
(Gain) loss on asset disposals	22,000	2,000	17,000	(12,000)

Total costs and expenses	16,407,000	13,707,000	30,606,000	26,222,000

Operating loss	(1,464,000)	(265,000)	(3,483,000)	(1,565,000)
Interest expense	(28,000)	(50,000)	(60,000)	(92,000)
Interest and other income (expense), net	136,000	—	288,000	(1,000)

Loss from continuing operations before income tax provision	(1,356,000)	(315,000)	(3,255,000)	(1,658,000)
Income tax provision (benefit)	86,000	(315,000)	(262,000)	(634,000)

Net loss from continuing operations	(1,442,000)	—	(2,993,000)	(1,024,000)
Discontinued operations:
Income from discontinued operations, net of $319,000 and $645,000 of taxes, respectively	—	522,000	—	1,078,000

Net income (loss)	$(1,442,000)	$522,000	$(2,993,000)	$54,000

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.27)	$—	$(0.56)	$(0.20)

Income from discontinued operations, net	$—	$0.10	$—	$0.21

Net income (loss)	$(0.27)	$0.10	$(0.56)	$0.01

Weighted average and equivalent shares outstanding:
Basic and diluted	5,305,000	5,165,000	5,305,000	5,165,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Four Weeks Ended December 14, 2005	Twenty-Four Weeks Ended December 15, 2004
Cash flows from operating activities:
Net income (loss)	$(2,993,000)	$54,000
Income from discontinued operations	—	(1,078,000)

Loss from continuing operations:	(2,993,000)	(1,024,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,158,000	1,134,000
Amortization of loan fees	18,000	15,000
Amortization of note payable discount	—	1,000
Provision for bad debt	39,000	124,000
Income tax benefit	1,186,000	—
Provision for inventory obsolescence	5,000	37,000
Stock compensation expense	176,000	—
Notes receivable issued	(35,000)	—
Gain on disposals of assets	17,000	(12,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,654,000)	(1,188,000)
Inventories	(107,000)	(78,000)
Prepaid expenses	(436,000)	(371,000)
Notes receivable	(168,000)	—
Other assets	(7,000)	(103,000)
Accounts payable	1,178,000	447,000
Accrued compensation	(609,000)	158,000
Accrued expenses	616,000	11,000
Franchisee deposits	(77,000)	8,000
Deferred franchise fee income	(21,000)	661,000
Accrued provision for store closure	(89,000)	(17,000)
Deferred rent	107,000	(7,000)

Net cash used in operating activities	(1,696,000)	(204,000)
Net cash provided by discontinued operations	—	150,000

Net cash used by operating activities	(1,696,000)	(54,000)

Cash flows used in investing activities:
Capital expenditures for property and equipment	(3,208,000)	(1,371,000)
Proceeds from disposal of property and equipment	43,000	31,000
Principal payments on notes receivable	515,000	14,000
Investment in restricted money market account	(576,000)	—

Net cash used in investing activities	(3,226,000)	(1,326,000)

Cash flows provided by financing activities:
Exercise of stock options	137,000	124,000
Borrowings under credit agreement	—	1,000,000
Payments on long-term debt	—	(156,000)
Payments on capital lease obligations	(67,000)	(72,000)

Net cash provided by financing activities	70,000	896,000

Net decrease in cash	(4,852,000)	(484,000)
Cash at beginning of period	10,493,000	1,799,000

Cash at end of period	$5,641,000	$1,315,000

Supplemental disclosures of cash flow information:
Non-cash transactions:
Value of common stock warrants recorded as debt discount	$—	$9,000

Cash paid during the period for:
Interest	$38,000	$63,000

Income taxes	$59,000	$11,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 14, 2005

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

Discontinued Operations

On February 10, 2005, the Company completed the sale of its Gloria Jean’s international franchise operations to Jireh International Pty. Ltd., formerly the Gloria Jean’s master franchisee for Australia, and certain of its affiliates (collectively, “Jireh”) for $16,000,000 in cash and an additional $7,020,000 payable over the next six years under license, roasting and consulting agreements.

The sale included the immediate transfer of related franchise rights to Jireh of 338 Gloria Jean’s retail locations outside the U.S. and Puerto Rico, including 242 in Australia.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Gloria Jean’s international franchise operations are reported as discontinued operations for all periods presented. There was no activity related to discontinued operations for the twenty-four weeks ended December 14, 2005.

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

Recent Accounting Pronouncements

On October 6, 2005, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP affects companies that are engaged in construction activities on buildings or grounds, which are accounted for as operating leases. The FSP requires companies to expense rental costs associated with these leases starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. Retrospective application is permitted but not required. The Company has not yet determined what impact the adoption of FSP FAS 13-1 will have on its results of operations.

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

Stock-Based Compensation

On October 20, 2000, the Company’s board of directors authorized the adoption of the Diedrich Coffee, Inc. 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) and the concurrent discontinuation of the option grants under the Diedrich Coffee, Inc. Amended and Restated 1996 Stock Incentive Plan and the Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan. The Company’s stockholders approved the 2000 Equity Incentive Plan on November 29, 2000. A total of 1,087,500 shares of the Company’s common stock may be issued under the 2000 Equity Incentive Plan, as amended. The board of directors determines the number of shares, terms and exercise periods for awards under the 2000 Equity Incentive Plan on a case by case basis, except for automatic grants of options to non-employee directors. Options generally vest ratably over three years and expire ten years from the date of grant. The exercise price of options granted is generally equivalent to the fair market value of the stock at the date of grant.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on, the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options granted were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 14, 2005	December 15, 2004	December 14, 2005	December 15, 2004
Risk free interest rate	4.19%	3.81%	4.19%	3.81%
Expected life	2 years	6 years	2 years	6 years
Expected volatility	75%	52%	72%	44%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	4.97%	0%	4.97%	0%

A summary of option activity under our stock option plans for the twenty-four weeks ended December 14, 2005 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Options outstanding at June 29, 2005	938,000	$5.27
Plus options granted	23,000	6.56
Less:
Options exercised	(35,000)	3.93
Options canceled or expired	(7,000)	12.87

Options outstanding at December 14, 2005	919,000	$5.29	6.8	$2,892,000

Options exercisable at December 14, 2005	764,000	$5.54	6.5	$2,415,000

Stock-based compensation expense included in the statement of operations for the twelve weeks ended December 14, 2005 was approximately $91,000 and for the twenty-four weeks ended December 14, 2005 was approximately $176,000. As of December 14, 2005, there were approximately $247,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.5 years. The total intrinsic value of options exercised during the twelve weeks ended December 14, 2005 was approximately $12,000 and during the twenty-four weeks ended December 14, 2005 was approximately $100,000.

A summary of the status of the Company’s unvested options as of December 14, 2005, and changes during the twenty-four weeks ended December 14, 2005, is presented below:

Unvested Options	Options	Weighted - Average Grant- Date Fair Value ($)
Unvested options at June 29, 2005	284,000	3.90
Granted	23,000	6.43
Vested	(108,000)	3.39
Forfeited	(7,000)	13.00
Unvested options at December 14, 2005	192,000	4.16

The total fair value of vested options during the twenty-four weeks ended December 14, 2005 was $366,000.

Awards granted prior to the Company’s implementation of SFAS 123R were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net loss in the accompanying Unaudited Condensed Consolidated Statements of Operations for the twelve weeks and twenty-four weeks ended December 15, 2004 because all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

Pro forma net income (loss) and net income (loss) loss per share, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for periods presented prior to the Company’s adoption of SFAS 123R, is as follows:

	TWELVE WEEKS ENDED	TWENTY-FOUR WEEKS ENDED
Pro Forma net income (loss)	December 15, 2004	December 15, 2004
Net income (loss)	$522,000	$54,000
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(149,000)	(330,000)

Pro forma net income (loss)	$373,000	$(276,000)

Basic and diluted income per share – as reported	$0.10	$0.01

Basic and diluted income (loss) per share – pro forma	$0.07	$(0.05)

Reclassifications

Certain reclassifications have been made to the December 15, 2004 unaudited condensed consolidated financial statements to conform to the December 14, 2005 presentation.

2.	INVENTORIES

Inventories consist of the following:

	December 14, 2005	June 29, 2005
Unroasted coffee	$1,182,000	$1,481,000
Roasted coffee	624,000	643,000
Accessory and specialty items	273,000	225,000
Other food, beverage and supplies	1,449,000	1,077,000

Total inventory	$3,528,000	$3,426,000

3.	NOTES RECEIVABLE

In November 2005, the Company received a non-interest bearing note from a franchisee in exchange for franchise fees in the amount of $7,500. The note is due and payable in full on December 1, 2006.

In November 2005, the Company received a note bearing an annual interest rate of 8% in exchange for point-of-sale equipment in the amount of $7,286. The note is payable in monthly installments and due on or before November 14, 2007.

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

Notes receivable consist of the following:

	December 14, 2005	June 29, 2005
Notes receivable bearing interest at rates from 0% to 10.0%, payable in monthly installments of between $284 and $4,268 and due between October 3, 2005 and November 14, 2007. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement.	$200,000	$181,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments of between $1,000,000 and $2,000,000, due between January 31, 2006 and January 31, 2011.	5,207,000	5,538,000
Less: current portion of notes receivable	(686,000)	(1,165,000)

Long-term portion of notes receivable	$4,721,000	$4,554,000

4.	ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended June 29, 2005	$109,000	$—	$—	$(18,000)	$91,000
Twenty-Four Weeks ended December 14, 2005	$91,000	$—	$(75,000)	$(14,000)	$2,000

For the twenty-four weeks ended December 14, 2005, the Company adjusted the store closure accrual due to the transfer of a corporate store to a franchisee. The Company made cash payments in the amount of $14,000 for rent expense at an impaired store location.

5.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Twelve Weeks Ended December 14, 2005	Twelve Weeks Ended December 15, 2004	Twenty-Four Weeks Ended December 14, 2005	Twenty-Four Weeks Ended December 15, 2004
Numerator:
Net loss from continuing operations	$(1,442,000)	$—	$(2,993,000)	$(1,024,000)

Denominator:
Basic weighted average shares outstanding	5,305,000	5,165,000	5,305,000	5,165,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,305,000	5,165,000	5,305,000	5,165,000

Basic and diluted net loss per share from continuing operations	$(0.27)	$—	$(0.56)	$(0.20)

For computation of net income per share from continuing operations, all 918,000 and 958,000 options outstanding as of December 14, 2005 and December 15, 2004, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. In addition, all 504,000 outstanding warrants to purchase shares of common stock as of December 14, 2005 and December 15, 2004 were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive

The following table sets forth the computation of basic and diluted net income per share:

	Twelve Weeks Ended December 14, 2005	Twelve Weeks Ended December 15, 2004	Twenty-Four Weeks Ended December 14, 2005	Twenty-Four Weeks Ended December 15, 2004
Numerator:
Net income (loss)	$(1,442,000)	$522,000	$(2,993,000)	$54,000

Denominator:
Basic weighted average shares outstanding	5,305,000	5,165,000	5,305,000	5,165,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,305,000	5,165,000	5,305,000	5,165,000

Basic and diluted net income (loss) per share	$(0.27)	$0.10	$(0.56)	$0.01

6.	SEGMENT AND RELATED INFORMATION

The Company has three reportable segments: retail operations, wholesale operations, and franchise operations. The Company evaluates performance of its operating segments based on income (loss) before income taxes.

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

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 14, 2005	December 15, 2004	December 14, 2005	December 15, 2004
Revenue:
Retail	$8,145,000	$7,556,000	$16,033,000	$14,686,000
Wholesale	5,823,000	4,719,000	9,394,000	7,947,000
Franchise	975,000	1,167,000	1,696,000	2,024,000

Total revenue	$14,943,000	$13,442,000	$27,123,000	$24,657,000

Interest expense:
Retail	$7,000	$6,000	$14,000	$11,000
Franchise	1,000	6,000	3,000	12,000
Corporate	20,000	38,000	43,000	69,000

Total interest expense	$28,000	$50,000	$60,000	$92,000

Depreciation and amortization:
Retail	$394,000	$404,000	$724,000	$760,000
Wholesale	145,000	129,000	288,000	257,000
Franchise	—	—	—	—
Corporate	74,000	56,000	146,000	117,000

Total depreciation and amortization	$613,000	$589,000	$1,158,000	$1,134,000

Segment income (loss) from continuing operations before income tax benefit:
Retail	$32,000	$387,000	$126,000	$421,000
Wholesale	1,079,000	933,000	1,380,000	1,385,000
Franchise	930,000	1,144,000	1,418,000	1,843,000
Corporate	(3,397,000)	(2,779,000)	(6,179,000)	(5,307,000)

Total segment loss from continuing operations before income tax provision	$(1,356,000)	$(315,000)	$(3,255,000)	$(1,658,000)

	December 14, 2005	June 29, 2005
Identifiable assets:
Retail	$9,610,000	$7,152,000
Wholesale	7,159,000	5,966,000
Franchise	984,000	2,114,000
Corporate	12,579,000	16,902,000

Tangible assets	30,332,000	32,134,000
Goodwill - Retail	1,347,000	1,347,000
Goodwill - Wholesale	6,311,000	6,311,000
Goodwill - Franchise	521,000	521,000

Total assets	$38,511,000	$40,313,000

7.	LEASE CONTINGENCIES

The Company is liable on the master real property leases for 89 Gloria Jean’s franchise locations. Under the Company’s franchising business model, the Company executed the master leases for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, the Company would be required to make all payments under the master lease. The Company’s maximum theoretical future exposure at December 14, 2005, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $19,430,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

8.	RESTRICTED CASH

On November 4, 2005, the Company entered into a Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2006. The letter of credit facility is secured by a deposit account at Bank of the West. As of December 14, 2005, this account has a balance of $576,000, which is shown as restricted cash on the consolidated balance sheets. As of December 14, 2005, $651,000 of letters of credit were outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit its financial statements to the bank within specified time periods. As of December 14, 2005, the Company was in compliance with all agreement covenants.

9.	DISCONTINUED OPERATIONS

On February 10, 2005, the Company completed the sale of its Gloria Jean’s international franchise operations to Jireh International Pty. Ltd., formerly the Gloria Jean’s master franchisee for Australia, and certain of its affiliates (collectively, “Jireh”) for $16,000,000 in cash and an additional $7,020,000 payable over the next six years under license, roasting and consulting agreements.

The sale included immediate transfer to Jireh of 338 Gloria Jean’s retail locations outside the U.S. and Puerto Rico, including 242 in Australia. After all payments have been made to the Company under the license, roasting and consulting agreements, all remaining Gloria Jean’s trademarks, including those in the U.S., will be transferred to Jireh. Concurrent with such future transfer, the Company’s U.S.-based Gloria Jean’s subsidiary will enter into a perpetual, royalty-free master franchise agreement with Jireh under which the Company will continue to have exclusive rights to operate, franchise and develop Gloria Jean’s locations throughout the U.S. and Puerto Rico and to continue its wholesale operations under the Gloria Jean’s brand in these same markets.

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

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 14, 2005	December 15, 2004	December 14, 2005	December 15, 2004
Net revenue	$—	$1,083,000	$—	$2,130,000

Earnings from discontinued operations before income taxes	$—	$841,000	$—	$1,723,000

Earnings from discontinued operations, net of $319,000 tax for the twelve weeks ended December 15, 2004 and net of $645,000 tax for the twenty-four weeks ended December 15, 2004	$—	$522,000	$—	$1,078,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors and Trends Affecting Diedrich Coffee and Its Business” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2005 and in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statements whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc. and its subsidiaries.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent significant transactions that we believe are important in understanding our results of operations. This section also contains a discussion of trends in our operations and key performance indicators that we use to evaluate business results.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and twenty-four weeks ended December 14, 2005 to the results for the twelve and twenty-four weeks ended December 15, 2004.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of December 14, 2005. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•	Critical accounting estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

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

Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Diedrich Coffee and Coffee People brands are primarily company store operations and the Gloria Jean’s brand is primarily a franchised store operation. As of December 14, 2005, we owned and operated 60 retail locations and franchised 152 other retail locations under these brands, for a total of 212 retail coffee outlets. As of December 14, 2005, our retail units were located in 33 states and we had over 460 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants and others. Although the specialty coffee industry is dominated by a single company with more than 10,000 locations, we are one of the nation’s largest specialty coffee retailers.

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

Recent Developments

On January 3, 2006, we announced the appointment of Sean M. McCarthy to serve as our Chief Financial Officer following the planned retirement of Martin A. Lynch on January 1, 2006.

On December 14, 2005, we announced the appointment of Stephen V. Coffey to serve as our Chief Executive Officer following the resignation of Roger M. Laverty on December 13, 2005.

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

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2004 and fiscal 2005 through the twenty-four weeks ended December 14, 2005, is set forth below:

	Units at June 30, 2004	Opened	Closed/Sold (A)	Net transfers between the Company and Franchise	Units at June 29, 2005	Opened	Closed	Net transfers between the Company and Franchise	Units at December 14, 2005
Gloria Jean’s Brand
Company Operated	10	1	(1)	1	11	1	—	(3)	9
Franchise – Domestic	137	11	(15)	(1)	132	12	(4)	3	143

Total Company Operated and Franchise-Domestic	147	12	(16)	—	143	13	(4)	—	152

Franchise – International
Australia	196	46	(242)	—	—	—	—	—	—
Far East/Asia (B)	19	—	(19)	—	—	—	—	—	—
Mexico	17	—	(17)	—	—	—	—	—	—
Other (C)	50	14	(64)	—	—	—	—	—	—

Total Franchise - International	282	60	(342)	—	—	—	—	—	—

Subtotal Gloria Jean’s	429	72	(358)	—	143	13	(4)	—	152

Diedrich Coffee Brand
Company Operated	23	3	—	—	26	1	—	—	27
Franchise – Domestic	7	1	(1)	—	7	1	—	—	8

Subtotal Diedrich	30	4	(1)	—	33	2	—	—	35

Coffee People Brand
Company Operated	23	3	(1)	—	25	4	(4)	(1)	24
Franchise – Domestic	—	—	—	—	—	—	—	1	1

Subtotal Coffee People	23	3	(1)	—	25	4	(4)	—	25

Total	482	79	(360)	—	201	19	(8)	—	212

(A)	On February 10, 2005, in connection with the sale of our international Gloria Jean’s operations, we sold the franchise rights to 338 Gloria Jean’s retail locations to Jireh International Pty. Ltd. and certain of its affiliates.

(B)	Includes Japan and Korea.

(C)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates, Romania, South Africa and Thailand.

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

Same-store sales growth, or comparative sales growth, is a primary statistic used in the retail industry to measure core revenues. This measure compares sales for all units open for one year or more to the comparable prior year period. We use this measure to evaluate single coffeehouse, total brand and total company sales performance. Until recently, comparable sales of our company operated stores had declined primarily as a result of aging stores, a lack of capital to fund store improvements, and no new store openings. New stores typically achieve relatively strong comparative sales growth in their early years. Franchised units that are located in shopping malls have also experienced declining sales due to overall declines in mall traffic.

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

We use the relationship between cost of sales and related occupancy costs and operating expenses to sales to measure the operating efficiency of our individual coffeehouses and to measure the relationship between general and administrative expenses to sales to monitor and control the level of corporate overhead. Recently, cost of sales and related occupancy costs have increased and gross margins have decreased primarily as a result of the increase in the number of company operated retail locations and Keurig related wholesale sales, which have lower gross margins than other wholesale sales, and have become a higher percentage of our overall revenue mix. Operating expenses have increased in the past two years as a result of dedicating more in-store labor and supervision to our retail stores. General and administrative expenses have increased as a percentage of sales due to staffing for accelerated growth and to the effect of continuing declines in sales on a relatively fixed expense base.

RESULTS OF OPERATIONS

Twelve weeks ended December 14, 2005 compared with the twelve weeks ended December 15, 2004

Total Revenue. Total revenue for the twelve weeks ended December 14, 2005 increased by $1,501,000, or 11.2%, to $14,943,000 from $13,442,000 for the twelve weeks ended December 15, 2004. Each component of total revenue is discussed below.

Retail Sales. Retail sales for the twelve weeks ended December 14, 2005 increased by $589,000, or 7.8%, to $8,145,000 from $7,556,000 for the prior year period. This increase was primarily due to a net increase of two company operated stores and company operated same store sales increase of 2.1%. Retail sales from our internet website also increased by $59,000 to $255,000 for the twelve weeks ended December 14, 2005 from $196,000 for the twelve weeks ended December 15, 2004.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended December 14, 2005 increased by $1,104,000, or 23.4%, to $5,823,000 from $4,719,000 for the twelve weeks ended December 15, 2004. This increase was primarily the net result of the following factors:

Keurig “K-cup” and other Third Party Wholesale sales. Third party wholesale sales for the twelve weeks ended December 14, 2005 increased by $1,212,000, or 49.7%, to $3,651,000 from $2,439,000 for the twelve weeks ended December 15, 2004 led by a 62.0% growth in Keurig “K-cup” sales.

Roasted coffee sales to franchisees. Sales of roasted coffee to our franchisees decreased $108,000 for the twelve weeks ended December 14, 2005 due to 3.5% negative same store sales for the two quarters of fiscal 2006 for the Gloria Jean’s domestic franchise system which reduced roasted coffee usage. This decrease was partially offset by a net increase of six domestic franchise stores during the twelve week period ended December 14, 2005.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Our domestic franchise revenue decreased by $192,000, or 16.5%, to $975,000 for the twelve weeks ended December 14, 2005 from $1,167,000 for the twelve weeks ended December 15, 2004. Of the decline, $90,000 was due to a reclassification of certain fees as a reduction of general and administrative marketing expenses. The balance of the decline, $102,000, was due to a decline in franchise royalties, primarily resulting from declining same store sales at franchise locations, and a decrease in franchise fee revenue.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended December 14, 2005 increased $1,401,000, or 21.3%, to $7,993,000 from $6,592,000 in the prior year period. Because little of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased to 57.2% of retail and wholesale sales for the twelve weeks ended December 14, 2005 from 53.7% in the twelve weeks ended December 15, 2004. Retail cost of sales increased from 33.9% to 36.2% due in part to higher roasted coffee, bakery and merchandise costs. Wholesale cost of sales increased from 67.7% to 69.9% primarily due to a higher percentage of higher cost Keurig business for the twelve weeks ended December 14, 2005. Occupancy costs for the twelve weeks ended December 14, 2005 increased $135,000, or 16.1%, to $973,000 from $839,000 in the prior year period primarily due to the higher rents associated with new retail stores and lease renewals at existing retail stores.

Operating Expenses. Operating expenses for the twelve weeks ended December 14, 2005 as a percentage of retail and wholesale sales remained relatively flat, decreasing from 31.6% of retail and wholesale sales for the twelve weeks ended December 15, 2004 to 30.6% for the twelve weeks ended December 14, 2005.

Depreciation and Amortization. Depreciation increased by $24,000 to $613,000 for the twelve weeks ended December 14, 2005 from the prior year fiscal quarter.

General and Administrative Expenses. Our general and administrative expenses increased by $851,000, or 32.1%, to $3,501,000 for the twelve weeks ended December 14, 2005. As a percentage of total revenue, general and administrative expenses increased from 19.7% for the twelve weeks ended December 15, 2004 to 23.4% for the twelve weeks ended December 14, 2005. An increase of $530,000 was attributed to salaries, consulting and related costs, including $323,000 of expense resulting from the departure of our former chief executive officer. We also incurred a $91,000 increase in stock-based compensation expense due to the adoption of SFAS 123R in the first quarter of fiscal 2006 and a $123,000 increase in advertising expense for further branding research.

Interest Expense and Other, Net. Interest expense, interest income and other income, net which was a net expense of $50,000 in the twelve weeks ended December 15, 2004, was a net income of $108,000 in the twelve weeks ended December 14, 2005. This change was due to interest income on the cash proceeds from the sale of our international Gloria Jean’s franchise operations and a reduction of interest expense.

Income Tax Benefit. We had losses from continuing operations and income from discontinued operations for the twelve weeks ended December 15, 2004. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the income tax benefit generated by the loss from continuing operations was $315,0000 for the twelve weeks ended December 15, 2004. Tax expense for the twelve weeks ended December 14, 2005 includes estimated state tax payments of $59,000 and an adjustment to reduce the year-to-date tax benefit by $27,000. The tax benefit was generated primarily due to net operating loss carry-backs to offset taxable income reported for the year ended June 29, 2005. As of December 14, 2005, net operating loss carry-forwards for federal and state income tax purposes of $3,662,000 and $1,838,000, respectively, are available to be utilized against future taxable income for years through fiscal 2025 for federal taxes and 2015 for state taxes, subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Due to the uncertainty of future taxable income, deferred tax assets resulting from the net operating loss carry-forwards have been fully reserved.

Results of Discontinued Operations. As a result of the sale of the international Gloria Jean’s franchise operations on February 10, 2005, the results from this component of our business are presented as discontinued operations for the fiscal twelve weeks ended December 15, 2004 in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the twelve weeks ended December 15, 2004, income from discontinued operations was $522,000, net of $319,000 in taxes.

Twenty-four weeks ended December 14, 2005 compared with the twenty-four weeks ended December 15, 2004

Total Revenue. Total revenue for the twenty-four weeks ended December 14, 2005 increased by $2,466,000, or 10.0%, to $27,123,000 from $24,657,000 for the twenty-four weeks ended December 15, 2004. Each component of total revenue is discussed below.

Retail Sales. Retail sales for the twenty-four weeks ended December 14, 2005 increased by $1,347,000, or 9.2%, to $16,033,000 from $14,686,000 for the prior year period. This increase was primarily due to company operated same store sales increase of 2.9% and a $107,000, or 37.6%, increase in e-commerce retail sales.

Wholesale Revenue. Our wholesale sales for the twenty-four weeks ended December 14, 2005 increased by $1,447,000, or 18.2%, to $9,394,000 from $7,947,000 for the twenty-four weeks ended December 15, 2004. This increase was primarily the net result of the following factors:

Keurig “K-cup” and other Third Party Wholesale sales. Third party wholesale sales for the twenty-four weeks ended December 14, 2005 increased by $1,594,000, or 34.6%, to $6,196,000 from $4,602,000 for the twenty-four weeks ended December 15, 2004 led by a 45.2% growth in the Keurig “K-cup” sales.

Roasted coffee sales to franchisees. Sales of roasted coffee to our franchisees decreased $147,000 for the twenty-four weeks ended December 14, 2005 due to 3.1% negative same store sales for the two quarters of fiscal 2006 for the Gloria Jean’s domestic franchise system which reduced roasted coffee usage offset in part by a net increase of 13 domestic franchise stores since the beginning of the fiscal 2006.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Our domestic franchise revenue decreased by $328,000, or 16.2%, to $1,696,000 for the twenty-four weeks ended December 14, 2005 from $2,024,000 for the twenty-four weeks ended December 15, 2004. Of the decline, $181,000 was due to a reclassification of certain fees as a reduction of general and administrative marketing expenses. The balance of the decline, $147,000, was due to a decline in franchise royalties, primarily resulting from to declining same store sales at franchise locations.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twenty-four weeks ended December 14, 2005 increased $2,343,000, or 19.4%, to $14,440,000 from $12,097,000 in the prior year period. Because little of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased to 56.8% of retail and wholesale sales for the twenty-four weeks ended December 14, 2005 from 53.4% in the twenty-four weeks ended December 15, 2004. Occupancy costs for the twenty-four weeks ended December 14, 2005 increased $328,000, or 19.5%, to $2,007,000 from $1,679,000 in the prior year period primarily due to the higher rents associated with new retail stores and lease renewals at existing retail stores.

Operating Expenses. Operating expenses for the twenty-four weeks ended December 14, 2005 as a percentage of retail and wholesale sales remained relatively flat, decreasing from 34.4% of retail and wholesale sales for the twenty-four weeks ended December 15, 2004 to 33.9% for the twenty-four weeks ended December 14, 2005.

Depreciation and Amortization. Depreciation and amortization increased by $24,000 to $1,158,000 for the twenty-four weeks ended December 14, 2005 from the prior year period.

General and Administrative Expenses. General and administrative expenses increased by $1,148,000, or 22.0%, to $6,363,000 for the twenty-four weeks ended December 14, 2005 from the prior year period. As a percentage of revenue, general and administrative expenses increased to 23.5% in the first twenty-four weeks of fiscal 2006 from 21.2% in the prior year period. This increase resulted from $727,000 of salaries, consulting and related costs, including $323,000 of expense resulting from the departure of our former chief executive officer and $218,000 related to salaries associated with construction, training and franchise development primarily related to efforts to grow our Gloria Jean’s brand. We also incurred $176,000 of compensation expense for the twenty-four weeks ended December 14, 2005 due to the adoption of SFAS 123R in the first quarter of the fiscal along with $318,000 in outside services primarily resulting from $237,000 of audit and tax fees expensed in the current fiscal year, but related to the 2005 fiscal year end audit and tax returns. In addition, advertising costs for our Diedrich Coffee brand were up by $249,000 resulting from cable advertising and production costs. These expenses were offset by a $129,000 decrease for the Gloria Jean’s brand resulting from a change in the classification for coordination fees previously reflected in franchise income.

Interest Expense and Other, Net. Interest expense, interest income and other income, net which was a net expense of $93,000 for the twenty-four weeks ended December 15, 2004 was a net income of $228,000 in the twenty-four weeks ended December 14, 2005. This change was due to interest income on the cash proceeds from the sale of our international Gloria Jean’s franchise operations and a reduction of interest expense.

Income Tax Benefit. We had losses from continuing operations and income from discontinued operations for the twenty-four weeks ended December 15, 2004. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the income tax benefit generated by the loss from continuing operations was $634,000 for the twenty-four weeks ended December 15, 2004. For the twenty-four weeks ended December 14, 2005, a tax benefit of $262,000 was generated primarily due to net operating loss carry-backs to offset taxable income reported for the year ended June 29, 2005. As of December 14, 2005, net operating loss carry-forwards for federal and state income tax purposes of $7,277,000 and $2,577,000, respectively, are available to be utilized against future taxable income for years through fiscal 2025 for federal taxes and 2015 for state taxes, subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Due to the uncertainty of future taxable income, deferred tax assets resulting from the net operating loss carry-forwards have been fully reserved.

Results of Discontinued Operations. As a result of the sale of the international Gloria Jean’s franchise operations on February 10, 2005, the results from this component of our business are presented as discontinued operations for the fiscal twenty-four weeks ended December 15, 2004 in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the twenty-four weeks ended December 15, 2004, income from discontinued operations was $1,078,000, net of $645,000 in taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At December 14, 2005, we had cash of $5,641,000 as compared to $10,493,000 at June 29, 2005, and we had working capital of $6,474,000 as compared to working capital of $11,203,000 at June 29, 2005. Total outstanding capital lease obligations and long-term debt decreased to $346,000 at December 14, 2005 from $413,000 at June 29, 2005. No long-term debt was outstanding at December 14, 2005 or June 29, 2005. From June 29, 2005 to December 14, 2005, stockholder’s equity decreased from $31,522,000 to $28,842,000.

The accounts receivable balance of $3,818,000 as of December 14, 2005 is an increase of $1,615,000 from the June 29, 2005 balance of $2,203,000. This increase is related to the seasonality of our business and to an increase in wholesale sales to third parties. The accounts payable balance of $3,820,000 as of December 14, 2005 is an increase of $1,178,000 from the June 29, 2005 balance of $2,642,000. This increase is also attributable to second quarter seasonality along with an increase in capital spending.

Cash Flows. Cash used in operating activities for the twenty-four weeks ended December 14, 2005 totaled $1,696,000 as compared with $54,000 for the twenty-four weeks ended December 15, 2004. This increase is the net result of many factors more fully enumerated in the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying financial statements.

Net cash used in investing activities for the twenty-four weeks ended December 14, 2005 totaled $3,226,000 as compared with net cash used of $1,326,000 for the twenty-four weeks ended December 15, 2004. During the twenty-four weeks ended December 14, 2005, $3,208,000 was used to invest in property and equipment in our store remodel project, new stores, our Castroville roasting facility and our home office facility. These expenditures were partially offset by $515,000 of payments received on notes receivable and $43,000 of proceeds received from sales of property and equipment. Our investment in a restricted money market account was $576,000 at December 14, 2005.

Net cash provided by financing activities for the twenty-four weeks ended December 14, 2005 totaled $70,000 as compared to $896,000 for the twenty-four weeks ended December 15, 2004. The decrease is primarily attributed to $1,000,000 in borrowings under our contingent convertible note purchase agreement during the twenty-four weeks ended December 15, 2004.

Outstanding Debt and Financing Arrangements. On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us to, at our election, issue notes to the lender, Sequoia Enterprises L.P., up to an aggregate principal amount of $5,000,000. The notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% will mature on that date. Interest is payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that require us to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters, among others. Notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on May 10, 2008. The lender under this agreement is our largest single stockholder and the chairman of our board of directors serves as the sole general partner of this limited partnership. On May 10, 2004, upon entering into the agreement, we immediately issued a $1,000,000 note under the facility and used the proceeds from that note and other available cash to repay all outstanding debt with Bank of the West. On September 15, 2004, we issued a second note for $1,000,000 under this facility. The price of our common stock on May 10, 2004, the date that the first $1,000,000 note was issued, was $3.95 per share. The price of our common stock on September 15, 2004, the date the second $1,000,000 note was issued, was $4.95 per share. Since both the notes were fully paid off in fiscal year 2005, a total of 455,184 warrants are issuable upon a change in control. We have issued 4,219 warrants as of December 14, 2005. As of December 14, 2005, no borrowings were outstanding under the facility and we were in compliance with all agreement covenants. As a result of our cumulative losses over the last three quarters, there is a high probability that we will be in default of the covenant related to minimum required EBITDA. We will seek a waiver of this covenant with our lender prior to the end of the third quarter.

On October 15, 2005, the Amended and Restated Credit Agreement with Bank of the West expired. On November 4, 2005, we entered into a Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2006. The letter of credit facility is secured by a deposit account at Bank of the West. As of December 14, 2005, $651,000 of letters of credit were outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit our financial statements to the bank within specified time periods. As of December 14, 2005, we were in compliance with all agreement covenants.

Based upon the terms of our credit agreements, our recent operating performance and business outlook, and the status of our balance sheet, we believe that cash from operations, cash and cash equivalents, and funds available under our credit agreements will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months. Our future capital requirements will depend on many factors, including the extent and timing of the rate at which our business grows, if at all, with corresponding demands for working capital. We may be required to seek additional funding through either debt financing, or public or equity, or a combination of funding methods to meet our capital requirements and sustain our operations. However, additional funds may not be available on terms acceptable to us or at all.

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of December 14, 2005:

	Payments Due by Year
	Total	1 year	2 years	3 years	4 years	5 years	Thereafter
	(In thousands)
Capital leases	$346	$28	$19	$21	$23	$25	$230
Company operated retail locations and other operating leases	27,340	3,942	3,510	3,288	2,955	2,569	11,076
Gloria Jean’s franchise operated retail locations operating leases	19,430	4,281	3,531	2,545	2,180	1,778	5,115
Green coffee commitments	2,815	2,639	99	77	—	—	—

	$49,931	$10,890	$7,159	$5,931	$5,158	$4,372	$16,421

As of December 14, 2005, there were employment agreements with three senior executive officers that provide for severance payments in the event that these individuals are terminated without cause or that they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. Our maximum theoretical liability for severance under the contracts is currently $587,000. We also have an agreement with our Chief Executive Officer where if such agreement is terminated before June 14, 2006, the CEO would be entitled to $60,000 of severance pay. Because such amounts are contingent they have not been included in the above table.

As reflected in the table above, we have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 89 Gloria Jean’s franchise locations. Under our franchising business model, we executed the master leases for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master lease. Our maximum theoretical future exposure at December 14, 2005, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $19,430,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

Estimated Liability for Self-Insurance

Effective October 1, 2003, we became self-insured for a portion of our current year’s losses related to workers’ compensation insurance. We have obtained stop loss insurance for individual workers’ compensation claims with a $250,000 deductible per occurrence and a program maximum for all claims of $750,000. Insurance liabilities and reserves are accounted for based on actuarial estimates of the amount of incurred and unpaid losses. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In analyzing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of December 14, 2005, our net deferred tax assets were fully reserved with a related valuation allowance that totaled approximately $4,139,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding debt. At December 14, 2005, we had a $5,000,000 loan facility, with no outstanding balance that could be affected by changes in short term interest rates.

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

To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. As of December 14, 2005, we had commitments to purchase coffee through fiscal year 2009 totaling $2,815,000 for 1,868,000 pounds of green coffee, some of which commitments were fixed as to price. The coffee scheduled to be delivered to us in the next twelve months pursuant to these commitments will satisfy approximately 40% of our anticipated green coffee requirements for the next twelve months. Assuming we require approximately 2,675,000 additional pounds of green coffee during the next twelve months for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $27,000 of additional cost.

In addition to coffee, the cost, availability and quality of non-coffee raw ingredients such as fluid milk products, for our products are subject to a number of factors. In particular, the supply and price of fluid milk has been subject to significant volatility, in recent years. Our ability to raise sales prices in response to increases in raw ingredient prices may be limited, and our profitability could be adversely affected if the prices of these ingredients were to rise substantially.

Item 4.	Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of and for the twenty-four week period ending December 14, 2005, we were not a party to any material legal proceedings.

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Bylaws of Diedrich Coffee, Inc. (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001 (2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

10.1	Form of Indemnification Agreement (5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan (8)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan (9)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan (10)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan (11)*

10.6	Form of Diedrich Coffee, Inc. Franchise Agreement (12)

10.7	Form of Gloria Jean’s Franchise Agreement (12)

10.8	Form of Diedrich Coffee, Inc. Area Development Agreement (12)

10.9	Amended and Restated Credit Agreement with Bank of the West, effective May 10, 2004 (13)

10.10	Security Agreement, dated September 3, 2002, by and between Diedrich Coffee, Inc. and Bank of the West d/b/a/ United California Bank (14)

10.11	Form of Supplemental Security Agreement (Trademarks) (14)

10.12	Form of Guaranty (14)

10.13	Form of Guarantor Security Agreement (14)

10.14	Employment Agreement with Roger M. Laverty, dated April 24, 2003 (15)*

10.15	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003 (15)*

10.16	Employment Agreement with Martin A. Lynch, dated March 26, 2004 (16)*

10.17	Employment Agreement with Matthew McGuinness, effective March 13, 2000 (18)*

10.18	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001 (12)*

10.21	Form of Separation Agreement and Release with Martin Diedrich, effective October 28, 2004 (20)*

10.22	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003 (21)

10.23	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003 (21)

10.24	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant) (13)

10.25	Asset Purchase Agreement, dated December 5, 2004, by and among, among others, Diedrich Coffee, Inc. and Jireh International Pty. Ltd. (17)

10.26	Mutual Release Agreement by and between Diedrich Coffee, Inc. and Roger M. Laverty, dated December 13, 2005 (19)*

10.27	Engagement Agreement by and between Diedrich Coffee, Inc. and Stephen V. Coffey, dated December 14, 2005 (19)*

10.28	Letter Agreement with Sean M. McCarthy, effective January 1, 2006 (22)*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 23, 1996.

(6)	Previously filed as Annex B to Diedrich Coffee’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2004.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2005.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2004.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(22)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 30, 2006	DIEDRICH COFFEE, INC.

/s/ Stephen V. Coffey
Stephen V. Coffey Chief Executive Officer (On behalf of the registrant)

/s/ Sean M. McCarthy
Sean M. McCarthy Vice President and Chief Financial Officer (Principal financial officer)

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