Form 10-Q
period 2006-03-08
DIEDRICH COFFEE INC
filed 2006-04-21
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 8, 2006

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

As of April 17, 2006, there were 5,307,789 shares of common stock of the registrant outstanding.

DIEDRICH COFFEE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 8, 2006	June 29, 2005
	(Unaudited)
Assets
Current assets:
Cash	$4,286,000	$10,493,000
Restricted cash	578,000	—
Accounts receivable, less allowance for doubtful accounts of $1,372,000 at March 8, 2006 and $1,392,000 at June 29, 2005	3,527,000	2,203,000
Inventories	3,163,000	3,426,000
Income tax refund	158,000	1,220,000
Current portion of notes receivable	1,155,000	1,165,000
Advertising fund assets, restricted	242,000	218,000
Prepaid expenses	740,000	489,000

Total current assets	13,849,000	19,214,000
Property and equipment, net	10,010,000	7,974,000
Goodwill	8,179,000	8,179,000
Notes receivable	3,800,000	4,554,000
Cash surrender value of life insurance policy	372,000	—
Other assets	400,000	392,000

Total assets	$36,610,000	$40,313,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$19,000	$85,000
Accounts payable	3,613,0000	2,642,000
Accrued compensation	1,839,000	2,886,000
Accrued expenses	1,714,000	1,366,000
Franchisee deposits	546,000	632,000
Deferred franchise fee income	65,000	91,000
Advertising fund liabilities	242,000	218,000
Accrued provision for store closure	—	91,000

Total current liabilities	8,038,000	8,011,000
Obligations under capital leases, excluding current installments	314,000	328,000
Deferred rent	599,000	452,000
Deferred compensation	390,000	—

Total liabilities	9,341,000	8,791,000

Commitments and contingencies (notes 4 and 7)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; 5,308,000 and 5,273,000 shares issued and outstanding at March 8, 2006 and June 29, 2005, respectively	53,000	53,000
Additional paid-in capital	58,905,000	58,481,000
Accumulated deficit	(31,689,000)	(27,012,000)

Total stockholders’ equity	27,269,000	31,522,000

Total liabilities and stockholders’ equity	$36,610,000	$40,313,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended March 8, 2006	Twelve Weeks Ended March 9, 2005	Thirty-six Weeks Ended March 8, 2006	Thirty-six Weeks Ended March 9, 2005
Net revenue:
Retail sales	$7,975,000	$7,115,000	$24,007,000	$21,801,000
Wholesale and other	5,102,000	3,427,000	14,496,000	11,374,000
Franchise revenue	972,000	1,082,000	2,668,000	3,107,000

Total net revenue	14,049,000	11,624,000	41,171,000	36,282,000

Costs and expenses:
Cost of sales and related occupancy costs	7,713,000	5,806,000	22,152,000	17,904,000
Operating expenses	4,299,000	3,801,000	12,927,000	11,590,000
Depreciation and amortization	617,000	563,000	1,775,000	1,697,000
General and administrative expenses	3,313,000	2,333,000	9,677,000	7,550,000
(Gain) loss on asset disposals	5,000	(2,000)	22,000	(14,000)

Total costs and expenses	15,947,000	12,501,000	46,553,000	38,727,000

Operating loss	(1,898,000)	(877,000)	(5,382,000)	(2,445,000)
Interest expense	(25,000)	(52,000)	(85,000)	(145,000)
Interest and other income, net	118,000	56,000	406,000	55,000

Loss from continuing operations before income tax provision	(1,805,000)	(873,000)	(5,061,000)	(2,535,000)
Income tax benefit	(121,000)	(340,000)	(384,0000)	(973,000)

Net loss from continuing operations	(1,684,000)	(533,000)	(4,677,000)	(1,562,000)
Discontinued operations:
Income from discontinued operations, net of $341,000 and $985,000 of taxes, respectively	—	576,000	—	1,656,000
Gain on sale of discontinued operations, net of $3,376,000 taxes	—	15,558,000	—	15,558,000

Net (loss) income	$(1,684,000)	$15,601,000	$(4,677,000)	$15,652,000

Basic and diluted net (loss) income per share:
Loss from continuing operations	$(0.32)	$(0.10)	$(0.88)	$(0.30)

Income from discontinued operations, net	$—	$3.09	$—	$3.31

Net (loss) income	$(0.32)	$2.99	$(0.88)	$3.01

Weighted average and equivalent shares outstanding:
Basic and diluted	5,303,000	5,214,000	5,300,000	5,194,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-six Weeks Ended March 8, 2006	Thirty-six Weeks Ended March 9, 2005
Cash flows from operating activities:
Net (loss) income	$(4,677,000)	$15,652,000
Gain from discontinued operations	—	(15,558,000)
Income from discontinued operations	—	(1,656,000)

Loss from continuing operations:	(4,677,000)	(1,562,000)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,775,000	1,697,000
Amortization of loan fees	23,000	23,000
Amortization of note payable discount	—	1,000
Provision for bad debt	96,000	140,000
Income tax benefit	1,062,000	—
Provision for inventory obsolescence	24,000	69,000
Stock compensation expense	287,000	—
Notes receivable issued	(35,000)	—
Gain (loss) on disposals of assets	22,000	(14,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,420,000)	(837,000)
Inventories	239,000	(354,000)
Prepaid expenses	(251,000)	(449,000)
Notes receivable	(239,000)	(27,000)
Other assets	(408,000)	(405,000)
Accounts payable	971,000	477,000
Accrued compensation	(657,000)	495,000
Accrued expenses	348,000	116,000
Franchisee deposits	(86,000)	27,000
Deferred franchise fee income	(26,000)	(1,204,000)
Accrued provision for store closure	(91,000)	(20,000)
Deferred rent	152,000	(19,000)

Net cash used in operating activities	(2,891,000)	(1,846,000)
Net cash provided by discontinued operations	—	3,012,000

Net cash (used in) provided by operating activities	(2,891,000)	1,166,000

Cash flows used in investing activities:
Capital expenditures for property and equipment	(3,876,000)	(1,942,000)
Proceeds from disposal of property and equipment	43,000	31,000
Proceeds from sale of discontinued operations	—	16,000,000
Goodwill resulting from acquisition	—	(80,000)
Principal payments on notes receivable	1,038,000	30,000
Investment in restricted money market account	(578,000)	—

Net cash (used in) provided by investing activities	(3,373,000)	14,039,000

Cash flows provided by financing activities:
Exercise of stock options	137,000	364,000
Borrowings under credit agreement	—	1,000,000
Payments on long-term debt	—	(261,000)
Payments on capital lease obligations	(80,000)	(109,000)

Net cash provided by financing activities	57,000	994,000

Net (decrease) increase in cash	(6,207,000)	16,199,000
Cash at beginning of period	10,493,000	1,799,000

Cash at end of period	$4,286,000	$17,998,000

Supplemental disclosures of cash flow information:
Non-cash transactions:
Value of common stock warrants recorded as debt discount	$—	$8,000

Cash paid during the period for:
Interest	$57,000	$120,000

Income taxes	$61,000	$12,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 8, 2006

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 29, 2005.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of Gloria Jean’s international franchise operations are reported as discontinued operations for all periods presented. There was no activity related to discontinued operations for the thirty-six weeks ended March 8, 2006.

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

Recent Accounting Pronouncements

On October 6, 2005, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP affects companies that are engaged in construction activities on buildings or grounds, which are accounted for as operating leases. The FSP requires companies to expense rental costs associated with these leases starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005, which is the fourth quarter of fiscal 2006 for the Company. Retrospective application is permitted but not required. The Company has not yet determined what impact the adoption of FSP FAS 13-1 will have on its results of operations. The Company believes that the adoption of FSP FAS 13-1 will not have a material impact on its financial position, results of operations or cash flows.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109, Accounting for Income Taxes, requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Stock-Based Compensation

On October 20, 2000, the Company’s board of directors authorized the adoption of the Diedrich Coffee, Inc. 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) and the concurrent discontinuation of the option grants under the Diedrich Coffee, Inc. Amended and Restated 1996 Stock Incentive Plan and the Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan. The Company’s stockholders approved the 2000 Equity Incentive Plan on November 29, 2000. A total of 1,087,500 shares of the Company’s common stock may be issued under the 2000 Equity Incentive Plan, as amended. The board of directors determines the number of shares, terms and exercise periods for awards under the 2000 Equity Incentive Plan on a case by case basis, except for automatic annual grants of options to non-employee directors. Options generally vest ratably over three years and expire ten years from the date of grant. The exercise price of options is generally equivalent to the fair market value of the Company’s common stock on the date of grant.

On June 30, 2005, the Company adopted the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination rates within the valuation model. The expected term of options is derived from the output of the option valuation model and represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 8, 2006	March 9, 2005	March 8, 2006	March 9, 2005
Risk free interest rate	4.47%	3.81%	4.47%	3.81%
Expected life	2 years	6 years	2 years	6 years
Expected volatility	66%	40%	70%	43%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	4.30%	0%	4.30%	0%

A summary of option activity under our stock option plans for the thirty-six weeks ended March 8, 2006 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Options outstanding at June 29, 2005	938,000	$5.27
Plus: Options granted	120,000	4.97
Less:
Options exercised	(35,000)	3.97
Options canceled or expired	(50,000)	7.22

Options outstanding at March 8, 2006	973,000	$5.18	6.9	$—

Options exercisable at March 8, 2006	722,000	$5.50	6.3	$—

Stock-based compensation expense included in the statement of operations for the twelve weeks ended March 8, 2006 was approximately $111,000 and for the thirty-six weeks ended March 8, 2006 was approximately $287,000. As of March 8, 2006, there were approximately $410,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.6 years. The total intrinsic value of options exercised during the thirty-six weeks ended March 8, 2006 was approximately $100,000. No options were exercised in the twelve weeks ended March 8, 2006.

A summary of the status of the Company’s unvested options as of March 8, 2006, and changes during the thirty-six weeks ended March 8, 2006, is presented below:

Unvested Options	Options	Weighted - Average Grant-Date Fair Value ($)
Unvested options at June 29, 2005	283,000	3.92
Granted	120,000	4.89
Vested	(102,000)	(2.60)
Forfeited	(50,000)	(7.16)
Unvested options at March 8, 2006	251,000	4.27

The total fair value of vested options during the thirty-six weeks ended March 8, 2006 was $177,000.

Awards granted prior to the Company’s implementation of SFAS 123R were accounted for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net loss in the accompanying Unaudited Condensed Consolidated Statements of Operations for the twelve weeks and thirty-six weeks ended March 9, 2005 because all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

Pro forma net income and net income per share, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for periods presented prior to the Company’s adoption of SFAS 123R, are as follows:

Pro Forma net income	TWELVE WEEKS ENDED March 9, 2005	THIRTY-SIX WEEKS ENDED March 9, 2005
Net income	$15,601,000	$15,562,000
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(102,000)	(432,000)

Pro forma net income	$15,499,000	$15,220,000

Basic and diluted income per share – as reported	$2.99	$3.01

Basic and diluted income per share – pro forma	$2.97	$2.93

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 10.

Reclassifications

Certain reclassifications have been made to the March 9, 2005 unaudited condensed consolidated financial statements to conform to the March 8, 2006 presentation.

2.	INVENTORIES

Inventories consist of the following:

	March 8, 2006	June 29, 2005
Unroasted coffee	$958,000	$1,481,000
Roasted coffee	639,000	643,000
Accessory and specialty items	201,000	225,000
Other food, beverage and supplies	1,365,000	1,077,000

Total inventory	$3,163,000	$3,426,000

3.	NOTES RECEIVABLE

In November 2005, the Company received a non-interest bearing note from a franchisee in exchange for franchise fees in the amount of $7,500. The note is due and payable in full on December 1, 2006.

In November 2005, the Company received a note bearing an annual interest rate of 8% in exchange for point-of-sale equipment in the amount of $7,286. The note is being repaid in monthly installments and due on or before November 14, 2007.

In September 2005, the Company received a non-interest bearing note from a franchisee in exchange for franchise fees in the amount of $20,000. The note was due and payable in full on January 1, 2006. As agreed between the Company and the franchisee, the debt will be rolled into a new area development agreement that is currently being negotiated with the franchisee.

In February 2005, the Company sold its international franchise operations for $16,000,000 in cash and $7,020,000 in notes receivable payable over the next six years under license, roasting and consulting agreements. See Note 1 to the condensed consolidated financial statements.

Notes receivable consist of the following:

	March 8, 2006	June 29, 2005
Notes receivable bearing interest at rates from 0% to 9.0%, payable in monthly installments of between $284 and $4,268 and due between January 2006 and November 2007. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement.	$164,000	$181,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments of between $1,000,000 and $2,000,000, due between January 2007 and January 2011.	4,791,000	5,538,000
Less: current portion of notes receivable	(1,155,000)	(1,165,000)

Long-term portion of notes receivable	$3,800,000	$4,554,000

4.	ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended June 29, 2005	$109,000	$—	$—	$(18,000)	$91,000
Thirty-six weeks ended March 8, 2006	$91,000	$—	$(75,000)	$(16,000)	$—

For the thirty-six weeks ended March 8, 2006, the Company adjusted the store closure accrual due to the transfer of a corporate store to a franchisee. The Company made cash payments in the amount of $16,000 for rent expense at an impaired store location.

5.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share from continuing operations :

	Twelve Weeks Ended March 8, 2006	Twelve Weeks Ended March 9, 2005	Thirty-six Weeks Ended March 8, 2006	Thirty-six Weeks Ended March 9, 2005
Numerator:
Net loss from continuing operations	$(1,684,000)	$(533,000)	$(4,677,000)	$(1,562,000)

Denominator:
Basic weighted average shares outstanding	5,303,000	5,214,000	5,300,000	5,194,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,303,000	5,214,000	5,300,000	5,194,000

Basic and diluted net loss per share from continuing operations	$(0.32)	$(0.10)	$(0.88)	$(0.30)

For computation of net loss per share from continuing operations, all 973,000 and 952,000 options outstanding as of March 8, 2006 and March 9, 2005, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. In addition, all 504,000 outstanding warrants to purchase shares of common stock as of March 8, 2006 and March 9, 2005 were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Twelve Weeks Ended March 8, 2006	Twelve Weeks Ended March 9, 2005	Thirty-six Weeks Ended March 8, 2006	Thirty-six Weeks Ended March 9, 2005
Numerator:
Net income (loss)	$(1,684,000)	$15,601,000	$(4,677,000)	$15,652,000

Denominator:
Basic weighted average shares outstanding	5,303,000	5,214,000	5,300,000	5,194,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,303,000	5,214,000	5,300,000	5,194,000

Basic and diluted net income (loss) per share	$(0.32)	$2.99	$(0.88)	$3.01

6.	SEGMENT AND RELATED INFORMATION

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

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 8, 2006	March 9, 2005	March 8, 2006	March 9, 2005
Revenue:
Retail	$7,975,000	$7,115,000	$24,007,000	$21,801,000
Wholesale	5,102,000	3,427,000	14,496,000	11,374,000
Franchise	972,000	1,082,000	2,668,000	3,107,000

Total revenue	$14,049,000	$11,624,000	$41,171,000	$36,282,000

Interest expense:
Retail	$7,000	$6,000	$20,000	$17,000
Franchise		4,000	3,000	17,000
Corporate	18,000	42,000	62,000	111,000

Total interest expense	$25,000	$52,000	$85,000	$145,000

Depreciation and amortization:
Retail	$451,000	$360,000	$1,175,000	$1,121,000
Wholesale	89,000	135,000	377,000	392,000
Franchise	—	—	—	—
Corporate	77,000	68,000	223,000	184,000

Total depreciation and amortization	$617,000	$563,000	$1,775,000	$1,697,000

Segment income (loss) from continuing operations before income tax benefit:
Retail	$(83,000)	$96,000	$43,000	$506,000
Wholesale	697,000	382,000	2,078,000	1,780,000
Franchise	775,000	1,001,000	2,193,000	2,846,000
Corporate	(3,194,000)	(2,352,000)	(9,375,000)	(7,667,000)

Total segment loss from continuing operations before income tax provision	$(1,805,000)	$(873,000)	$(5,061,000)	$(2,535,000)

	March 8, 2006	June 29, 2005
Identifiable assets:
Retail	$9,108,000	$7,152,000
Wholesale	7,055,000	5,966,000
Franchise	1,174,000	2,114,000
Corporate	11,094,000	16,902,000

Tangible assets	28,431,000	32,134,000
Goodwill - Retail	1,347,000	1,347,000
Goodwill - Wholesale	6,311,000	6,311,000
Goodwill - Franchise	521,000	521,000

Total assets	$36,610,000	$40,313,000

7.	LEASE CONTINGENCIES

The Company is liable on the master real property leases for 78 Gloria Jean’s franchise locations. Under the Company’s franchising business model, the Company from time to time executes the master lease for locations and enters into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, the Company would be required to make all payments under the master lease. The Company’s maximum theoretical future exposure at March 8, 2006, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $19,608,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

8.	OUTSTANDING FINANCING ARRANGEMENTS AND RESTRICTED CASH

On May 10, 2004, the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement (the “Note Purchase Agreement”). The agreement allows the Company, at its election, to issue notes to the lender, Sequoia Enterprises L.P., up to an aggregate principal amount of $5,000,000. The notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% will mature on that date. Interest was initially payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The Note Purchase Agreement contains covenants that, among other matters, limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth and that originally required the Company to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters (the “Minimum EBITDA Covenant”). The notes are convertible into the Company’s common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and were to expire on May 10, 2008. The lender under this agreement is the Company’s largest single stockholder and the chairman of the Company’s board of directors serves as the sole general partner of this limited partnership.

On May 10, 2004, upon entering into the Note Purchase Agreement, the Company immediately issued a $1,000,000 note under the facility and used the proceeds from that note and other available cash to repay all outstanding debt with Bank of the West. On September 15, 2004, the Company issued a second note for $1,000,000 under this facility. The price of the Company’s common stock on May 10, 2004, the date that the first $1,000,000 note was issued, was $3.95 per share. The price of the Company’s common stock on September 15, 2004, the date the second $1,000,000 note was issued, was $4.95 per share. Both the notes were fully repaid in fiscal year 2005, and thus a total of 455,184 warrants are issuable upon a change in control. The Company has issued 4,219 warrants as of March 8, 2006. As of March 8, 2006, the Company had no borrowings outstanding under the facility.

On June 30, 2004, the Company entered into Amendment No. 1 to Contingent Convertible Note Purchase Agreement (“Amendment No. 1”) which revised the definition of “Availability” to mean, on any date, the loan amount less the sum of the principal amounts then outstanding under the Note Purchase Agreement. Under the original Note Purchase Agreement, availability was calculated using a formula that reduced availability over time.

As a result of cumulative losses over the last three quarters, the Company was not in compliance with all agreement covenants for the current quarter. On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the existing default of the Minimum EBITDA Covenant and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extends the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. The Company is in compliance with all agreement covenants as amended by Amendment No. 2 for the quarter ended March 8, 2006.

On October 15, 2005, the Amended and Restated Credit Agreement with Bank of the West expired. On November 4, 2005, the Company entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2006. The letter of credit facility is secured by a deposit account at Bank of the West. As of March 8, 2006, this deposit account had a balance of $578,000, which is shown as restricted cash on the consolidated balance sheets. As of March 8, 2006, $651,000 of letters of credit were outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of March 8, 2006, the Company was in compliance with all Bank of the West agreement covenants.

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

In accordance with SFAS 144, the financial results of Gloria Jean’s international franchise operations are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 8, 2006	March 9, 2005	March 8, 2006	March 9, 2005
Net revenue	$—	$1,780,000	$—	$3,910,000

Earnings from discontinued operations before income taxes	$—	$917,000	$—	$2,641,000

Earnings from discontinued operations, net of $341,000 tax for the twelve weeks ended March 9, 2005 and net of $985,000 tax for the thirty-six weeks ended March 9, 2005	$—	$576,000	$—	$1,656,000
Gain on sale of discontinued operations, net of $3,376,000 tax		15,558,000		15,558,000

Total income from discontinued operations, net of tax	$—	$16,134,000	$—	$17,214,000

10.	EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) Salary Deferral Plan (the “401(k) Plan”) whereby eligible employees may voluntarily contribute up to 20% of compensation, subject to certain statutory limits. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions relating to the 401(k) Plan totaled $13,000 and $38,000 for the twelve and thirty-six weeks ended March 8, 2006, respectively, and $11,000 and $28,000 for the twelve and thirty-six weeks ended March 9, 2005, respectively.

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a participant will be credited to the participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts for the twelve and thrity-six weeks ended March 8, 2006.

The plan also provides that any amounts deferred under the plan may not be distributed to a plan participant until the earlier of: (i) the plan participant’s separation from service with the Company; (ii) the Plan participant’s retirement from the Company; (iii) the plan participant’s disability; (iv) the plan participant’s death; (v) the occurrence of a change in control of the Company; (vi) the occurrence of an unforeseeable emergency, as defined in the plan; or (vii) such other date as set forth in the plan participant’s deferral election, including a date that occurs prior to the plan participant’s separation from service with the Company. Any amounts distributed to a plan participant will be paid in a form specified by the plan participant, or in the form of either a lump sum payment in an amount equal to the plan participant’s deferred compensation account balance or equal annual installments of the plan participant’s deferred compensation account balance over a period not to exceed (i) 20 years in the case of a distribution due to separation from service, death or disability or (ii) five years in the case of a distribution for educational expenses.

During the fiscal quarter ended March 8, 2006, the Company purchased a company-owned life insurance (“COLI”) contract insuring one of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of March 8, 2006 was $372,000 as shown in the accompanying consolidated balance sheets. Total death benefits payable were $10,347,000 at March 8, 2006. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent significant transactions that we believe are important in understanding our results of operations. This section also contains a discussion of trends in our operations and key performance indicators that we use to evaluate business results.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and thirty-six weeks ended March 8, 2006 to the results for the twelve and thirty-six weeks ended March 9, 2005.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of March 8, 2006. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•	Critical accounting estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

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

Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Diedrich Coffee and Coffee People brands are primarily company store operations and the Gloria Jean’s brand is primarily a franchised store operation. As of March 8, 2006, we owned and operated 57 retail locations and franchised 145 other retail locations under these brands, for a total of 202 retail coffee outlets. As of March 8, 2006, our retail units were located in 33 states and we had over 460 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants and others. Although the specialty coffee industry is dominated by a single company with more than 10,000 locations, we are one of the nation’s largest specialty coffee retailers.

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

Recent Developments

On January 25, 2006, we announced that Peter Churm had rejoined our board of directors.

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

Sale of International Franchise Operations

On February 10, 2005, we sold our international Gloria Jean’s operations to our former Australian master franchisee, Jireh International Pty. Ltd., and certain of its affiliates. From this sale, we received $16,000,000 in cash and expect to receive a total of $7,020,000 over the next six years under license, roasting and consulting agreements. Through March 8, 2006, we had received $1,000,000 of these payments.

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2004 and fiscal 2005 through the thirty-six weeks ended March 8, 2006, is set forth below:

	Units at June 30, 2004	Opened	Closed/Sold (A)	Net transfers between the Company and Franchise	Units at June 29, 2005	Opened	Closed	Net transfers between the Company and Franchise	Units at March 8, 2006
Gloria Jean’s Brand
Company Operated	10	1	(1)	1	11	1	(1)	(3)	8
Franchise – Domestic	137	11	(15)	(1)	132	13	(13)	3	135

Total Company Operated and Franchise-Domestic	147	12	(16)	—	143	14	(14)	—	143

Franchise – International
Australia	196	46	(242)	—	—	—	—	—	—
Far East/Asia (B)	19	—	(19)	—	—	—	—	—	—
Mexico	17	—	(17)	—	—	—	—	—	—
Other (C)	50	14	(64)	—	—	—	—	—	—

Total Franchise - International	282	60	(342)	—	—	—	—	—	—

Subtotal Gloria Jean’s	429	72	(358)	—	143	14	(14)	—	143

Diedrich Coffee Brand
Company Operated	23	3	—	—	26	1	—	(1)	26
Franchise – Domestic	7	1	(1)	—	7	1	—	1	9

Subtotal Diedrich	30	4	(1)	—	33	2	—	—	35

Coffee People Brand
Company Operated	23	3	(1)	—	25	4	(5)	(1)	23
Franchise – Domestic	—	—	—	—	—	—	—	1	1

Subtotal Coffee People	23	3	(1)	—	25	4	(5)	—	24

Total	482	79	(360)	—	201	20	(19)	—	202

(A)	On February 10, 2005, in connection with the sale of our international Gloria Jean’s operations, we sold the franchise rights to 338 Gloria Jean’s retail locations to Jireh International Pty. Ltd. and certain of its affiliates.

(B)	Includes Japan and Korea.

(C)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates, Romania, South Africa and Thailand.

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

RESULTS OF OPERATIONS

Twelve weeks ended March 8, 2006 compared with the twelve weeks ended March 9, 2005

Total Revenue. Total revenue for the twelve weeks ended March 8, 2006 increased by $2,425,000, or 20.9%, to $14,049,000 from $11,624,000 for the twelve weeks ended March 9, 2005. Each component of total revenue is discussed below.

Retail Sales. Retail sales for the twelve weeks ended March 8, 2006 increased by $860,000, or 12.1%, to $7,975,000 from $7,115,000 for the prior year period. This increase was primarily due to a net increase of two company operated stores since March 9, 2005 and to company operated same store sales increase of 5.7%. Retail sales from our internet website also increased by $93,000, or 67.4%, to $231,000 for the twelve weeks ended March 8, 2006 from $138,000 for the twelve weeks ended March 9, 2005.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended March 8, 2006 increased by $1,675,000, or 48.9%, to $5,102,000 from $3,427,000 for the twelve weeks ended March 9, 2005. This increase was primarily the net result of the following factors:

Keurig “K-cup” and other Third Party Wholesale sales. Third party wholesale sales for the twelve weeks ended March 8, 2006 increased by $1,524,000, or 60.8%, to $4,029,000 from $2,505,000 for the twelve weeks ended March 9, 2005 led by a 70.2% growth in Keurig “K-cup” sales.

Roasted coffee sales to franchisees. Sales of roasted coffee to our franchisees increased $152,000 for the twelve weeks ended March 8, 2006 due primarily to the timing of holiday shipments to franchisees in the current year period and relatively flat same store sales in the twelve weeks ended March 8, 2006.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $110,000, or 10.2%, to $972,000 for the twelve weeks ended March 8, 2006 from $1,082,000 for the twelve weeks ended March 9, 2005. Of the decline, $60,000 was due to a reclassification of certain fees as a reduction of general and administrative marketing expenses. The balance of the decline, $50,000, was due primarily to higher average sales volumes in the new franchise stores opened since the beginning of the prior year and relatively flat same store sales in the twelve weeks ended March 8, 2006.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended March 8, 2006 increased $1,907,000, or 32.8%, to $7,713,000 from $5,806,000 in the prior year period. Because little of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased to 59.0% of retail and wholesale sales for the twelve weeks ended March 8, 2006 from 55.1% in the twelve weeks ended March 9, 2005. Retail cost of sales increased from 34.5% to 37.0% due in part to an increase in roasted coffee costs and a higher percentage of higher cost whole bean coffee sales. Wholesale cost of sales increased from 72.7% to 74.2% primarily due to a higher percentage of higher cost Keurig business for the twelve weeks ended March 8, 2006. Occupancy costs for the twelve weeks ended March 8, 2006 increased $115,000, or 13.4%, to $975,000 from $860,000 in the prior year period primarily due to the higher rents associated with new retail stores and lease renewals at existing retail stores.

Operating Expenses. Operating expenses for the twelve weeks ended March 8, 2006, as a percentage of retail and wholesale sales, decreased from 36.1% of retail and wholesale sales for the twelve weeks ended March 9, 2005 to 32.9% for the twelve weeks ended March 8, 2006 due primarily to the increase in third party wholesale sales and lower workers compensation expenses.

Depreciation and Amortization. Depreciation increased by $54,000 to $617,000 for the twelve weeks ended March 8, 2006 from the prior year fiscal quarter due mostly to capital assets that have been acquired as part of new store construction.

General and Administrative Expenses. Our general and administrative expenses increased by $980,000, or 42.0%, to $3,313,000 for the twelve weeks ended March 8, 2006. As a percentage of total revenue, general and administrative expenses increased from 20.0% for the twelve weeks ended March 9, 2005 to 23.6% for the twelve weeks ended March 8, 2006. An increase of $374,000 was attributed to salaries, temporary help, consulting and related costs primarily in the areas of franchise sales, training, construction and store supervision, and includes $96,000 of severance expense resulting from the departure of our former vice president of information systems, partially offset by a reduced provision for corporate bonuses. We also incurred a $111,000 increase in stock-based compensation expense due to the adoption of SFAS 123R in the first quarter of fiscal 2006, as well as net $481,000 increase in legal fees. These expenses were offset by a $73,000 decrease for the Gloria Jean’s brand resulting from a change in the classification for coordination fees previously reflected in franchise income.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was a net income of $4,000 in the twelve weeks ended March 9, 2005 and was a net income of $93,000 in the twelve weeks ended March 8, 2006. This change was due to interest income on the proceeds from the sale of our international Gloria Jean’s franchise operations and a reduction of interest expense.

Income Tax Benefit. We had losses from continuing operations and income from discontinued operations for the twelve weeks ended March 9, 2005. In accordance with SFAS 109 Accounting for Income Taxes, the income tax benefit generated by the loss from continuing operations was $340,000 for the twelve weeks ended March 9, 2005. Tax expense for the twelve weeks ended March 8, 2006 includes an adjustment to increase the year-to-date tax benefit by $69,000. The tax benefit was generated primarily due to net operating loss carry-backs to offset taxable income reported for the year ended June 29, 2005. Due to the uncertainty of future taxable income, deferred tax assets resulting from the net operating loss carry-forwards have been fully reserved.

Results of Discontinued Operations. As a result of the sale of the international Gloria Jean’s franchise operations on February 10, 2005, the results from this component of our business are presented as discontinued operations for the fiscal twelve weeks ended March 9, 2005 in accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. For the twelve weeks ended March 9, 2005, income from discontinued operations was $576,000, net of $341,000 in taxes.

Thirty-six weeks ended March 8, 2006 compared with the thirty-six weeks ended March 9, 2005

Total Revenue. Total revenue for the thirty-six weeks ended March 8, 2006 increased by $4,889,000, or 13.5%, to $41,171,000 from $36,282,000 for the thirty-six weeks ended March 9, 2005. Each component of total revenue is discussed below.

Retail Sales. Retail sales for the thirty-six weeks ended March 8, 2006 increased by $2,206,000, or 10.1%, to $24,007,000 from $21,801,000 for the prior year period. This increase was primarily due to company operated same store sales increase of 3.8% and includes a $200,000, or 47.3%, increase in e-commerce retail sales.

Wholesale Revenue. Our wholesale sales for the thirty-six weeks ended March 8, 2006 increased by $3,122,000, or 27.4%, to $14,496,000 from $11,374,000 for the thirty-six weeks ended March 9, 2005. This increase was primarily the net result of the following factors:

Keurig “K-cup” and other Third Party Wholesale sales. Third party wholesale sales for the thirty-six weeks ended March 8, 2006 increased by $3,118,000, or 43.9%, to $10,225,000 from $7,107,000 for the thirty-six weeks ended March 9, 2005 led by a 54.3% growth in the Keurig “K-cup” sales.

Roasted coffee sales to franchisees. Sales of roasted coffee to our franchisees remained flat for the thirty-six weeks ended March 8, 2006 increasing by $5,000 compared to same quarter prior year due to 2.4% negative same store sales for the three quarters of fiscal 2006 for the Gloria Jean’s franchise system which reduced roasted coffee usage, and was offset in part by the timing of holiday shipments to franchisees in the current year period.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Our franchise revenue decreased by $439,000, or 14.1%, to $2,668,000 for the thirty-six weeks ended March 8, 2006 from $3,107,000 for the thirty-six weeks ended March 9, 2005. Of the decline, $241,000 was due to a reclassification of certain fees as a reduction of general and administrative marketing expenses. The balance of the decline, $198,000, was due to a decline in franchise royalties and franchise fee revenue, primarily resulting from to declining same store sales at franchise locations along with fewer new store openings compared to prior year.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the thirty-six weeks ended March 8, 2006 increased $4,248,000, or 23.7%, to $22,152,000 from $17,904,000 in the prior year period. Because little of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased to 57.5% of retail and wholesale sales for the thirty-six weeks ended March 8, 2006 from 54.0% in the thirty-six weeks ended March 9, 2005. The increase is primarily due to a higher percentage of higher cost Keurig business which increased wholesale cost of sales from 69.6% to 72.4% for the thirty-six weeks ended March 8, 2006. Occupancy costs for the thirty-six weeks ended March 8, 2006 increased $443,000, or 17.4%, to $2,982,000 from $2,539,000 in the prior year period primarily due to the higher rents associated with new retail stores and lease renewals at existing retail stores.

Operating Expenses. Operating expenses for the thirty-six weeks ended March 8, 2006 as a percentage of retail and wholesale sales decreased from 34.9% of retail and wholesale sales for the thirty-six weeks ended March 9, 2005 to 33.6% for the thirty-six weeks ended March 8, 2006 due primarily to the increase in third party wholesale sales and lower workers compensation expense.

Depreciation and Amortization. Depreciation and amortization increased by $78,000 to $1,775,000 for the thirty-six weeks ended March 8, 2006 from the prior year period due mostly to capital assets that have been acquired as part of new store construction.

General and Administrative Expenses. General and administrative expenses increased by $2,127,000, or 28.2%, to $9,677,000 for the thirty-six weeks ended March 8, 2006 from the prior year period. As a percentage of revenue, general and administrative expenses increased to 23.5% in the first thirty-six weeks of fiscal 2006 from 20.8% in the prior year period. This increase resulted from $1,015,000 of salaries, temporary help, consulting and related costs, including $419,000 of expense resulting from the departures of our former chief executive officer and vice president of information systems, $296,000 related to salaries associated with construction, training and franchise development primarily related to efforts to grow our Gloria Jean’s brand, and $235,000 related to salaries associated with store supervision, training, and marketing primarily related to efforts to grow our Diedrich and Coffee People brands. We also incurred $287,000 of compensation expense for the thirty-six weeks ended March 8, 2006 due to the adoption of SFAS 123R in the first quarter of the fiscal 2006 and a net $512,000 increase in legal fees. We also incurred $335,000 in outside services primarily resulting from $237,000 of audit and tax fees expensed in the current fiscal year, but related to the 2005 fiscal year end audit and tax returns. In addition, advertising costs for our Diedrich Coffee brand were up by $249,000 resulting from cable advertising and production costs. These expenses were offset by a $225,000 decrease for the Gloria Jean’s brand resulting from a change in the classification for coordination fees previously reflected in franchise income.

Interest Expense and Other, Net. Interest expense, interest income and other income, net which was a net expense of $90,000 for the thirty-six weeks ended March 9, 2005 and was a net income of $321,000 in the thirty-six weeks ended March 8, 2006. This change was due to interest income on the proceeds from the sale of our international Gloria Jean’s franchise operations and a reduction of interest expense.

Income Tax Benefit. We had losses from continuing operations and income from discontinued operations for the thirty-six weeks ended March 9, 2005. In accordance with SFAS 109, Accounting for Income Taxes, the income tax benefit generated by the loss from continuing operations was $973,000 for the thirty-six weeks ended March 9, 2005. For the thirty-six weeks ended March 8, 2006, a tax benefit of $384,000 was generated primarily due to net operating loss carry-backs to offset taxable income reported for the year ended June 29, 2005. As of March 8, 2006, net operating loss carry-forwards for federal and state income tax purposes of approximately $7,400,000 and $4,174,000, respectively, are available to be utilized against future taxable income for years through fiscal 2025 for federal taxes and 2015 for state taxes, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Due to the uncertainty of future taxable income, deferred tax assets resulting from the net operating loss carry-forwards have been fully reserved.

Results of Discontinued Operations. As a result of the sale of the international Gloria Jean’s franchise operations on February 10, 2005, the results from this component of our business are presented as discontinued operations for the fiscal thirty-six weeks ended March 9, 2005 in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For the thirty-six weeks ended March 9, 2005, income from discontinued operations was $1,656,000, net of $985,000 in taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At March 8, 2006, we had cash of $4,286,000 as compared to $10,493,000 at June 29, 2005, and we had working capital of $5,811,000 as compared to working capital of $11,203,000 at June 29, 2005. Total outstanding capital lease obligations decreased to $333,000 at March 8, 2006 from $413,000 at June 29, 2005. No long-term debt was outstanding at March 8, 2006 or June 29, 2005. From June 29, 2005 to March 8, 2006, stockholder’s equity decreased from $31,522,000 to $27,269,000.

The accounts receivable balance of $3,527,000 as of March 8, 2006 is an increase of $1,324,000 from the June 29, 2005 balance of $2,203,000. This increase is related to the seasonality of our business and to an increase in wholesale sales to third parties. The accounts payable balance of $3,613,000 as of March 8, 2006 is an increase of $971,000 from the June 29, 2005 balance of $2,642,000. This increase is attributable to an increase in capital spending.

Cash Flows. Cash used in operating activities for the thirty-six weeks ended March 8, 2006 totaled $2,891,000 as compared with $1,846,000 cash used in operating activities for the thirty-six weeks ended March 9, 2005. This increase is the net result of many factors more fully enumerated in the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying financial statements.

Net cash used in investing activities for the thirty-six weeks ended March 8, 2006 totaled $3,373,000 as compared with net cash provided of $14,039,000 for the thirty-six weeks ended March 9, 2005. During the thirty-six weeks ended March 8, 2006, a total of $3,876,000 was used to invest in property and equipment in our store remodel project (approximately $340,000), new stores (approximately $2,616,000), our Castroville roasting facility (approximately $470,000) and our home office facility (approximately $450,000). These expenditures were partially offset by $1,038,000 of payments received on notes receivable and $43,000 of proceeds received from sales of property and equipment. Our investment in a restricted money market account was $578,000 at March 8, 2006.

Net cash provided by financing activities for the thirty-six weeks ended March 8, 2006 totaled $57,000 as compared to $994,000 for the thirty-six weeks ended March 9, 2005. The decrease is primarily attributed to $1,000,000 in borrowings under our contingent convertible note purchase agreement during the thirty-six weeks ended March 9, 2005 with no comparable activity in the current period.

Outstanding Debt and Financing Arrangements. On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement (the “Note Purchase Agreement”). The agreement provides for us to, at our election, issue notes to the lender, Sequoia Enterprises L.P., up to an aggregate principal amount of $5,000,000. The notes are amortized on a monthly basis at a rate that will repay 60% of the principal amount of each note by May 10, 2007. The remaining 40% will mature on that date. Interest was initially payable at LIBOR plus 3.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The Note Purchase Agreement contains covenants that, among other matters, limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth and that originally required us to maintain a specified minimum dollar value of earnings before interest, tax, depreciation and amortization for the trailing four fiscal quarters (the “Minimum EBITDA Covenant”). The notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and were to expire on May 10, 2008. The lender under this agreement is our largest single stockholder and the chairman of our board of directors serves as the sole general partner of this limited partnership.

On May 10, 2004, upon entering into the Note Purchase Agreement, we immediately issued a $1,000,000 note under the facility and used the proceeds from that note and other available cash to repay all outstanding debt with Bank of the West. On September 15, 2004, we issued a second note for $1,000,000 under this facility. The price of our common stock on May 10, 2004, the date that the first $1,000,000 note was issued, was $3.95 per share. The price of our common stock on September 15, 2004, the date the second $1,000,000 note was issued, was $4.95 per share. Both the notes were fully repaid in fiscal year 2005, and thus a total of 455,184 warrants are issuable upon a change in control. We have issued 4,219 warrants as of March 8, 2006. As of March 8, 2006, we had no borrowings outstanding under the facility.

On June 30, 2004, we entered into Amendment No. 1 to Contingent Convertible Note Purchase Agreement (“Amendment No. 1”) which revised the definition of “Availability” to mean, on any date, the loan amount less the sum of the principal amounts then outstanding under the Note Purchase Agreement. Under the original Note Purchase Agreement, availability was calculated using a formula that reduced availability over time.

As a result of our cumulative losses over the last three quarters, we were not in compliance with all agreement covenants for the current quarter. On March 31, 2006, we entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the existing default of the Minimum EBITDA Covenant and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and

(iv) extends the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. We are in compliance with all agreement covenants as amended by Amendment No 2 for the quarter ended March 8, 2006.

On October 15, 2005, the Amended and Restated Credit Agreement with Bank of the West expired. On November 4, 2005, we entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2006. The letter of credit facility is secured by a deposit account at Bank of the West. As of March 8, 2006, this deposit account has a balance of $578,000, which is shown as restricted cash on the consolidated balance sheets. As of March 8, 2006, $651,000 of letters of credit were outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit our financial statements to the bank within specified time periods. As of March 8, 2006, we were in compliance with all Bank of the West agreement covenants.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of March 8, 2006:

	Payments Due by Year
	Total	1 year	2 years	3 years	4 years	5 years	Thereafter
	(In thousands)
Capital leases	$333	$19	$20	$22	$22	$25	$225
Company operated retail locations and other operating leases	27,010	3,934	3,579	3,364	3,017	2,541	10,575
Gloria Jean’s franchise operated retail locations operating leases	19,608	4,231	3,424	2,567	2,238	1,812	5,336
Green coffee commitments	2,627	2,259	292	76	—	—	—

	$49,578	$10,443	$7,315	$6,029	$5,277	$4,378	$16,136

As of March 8, 2006, there were employment agreements with three of our officers that provide for severance payments in the event that these individuals are terminated by us without cause or they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. Our maximum theoretical liability for severance under the contracts is currently $587,000. Additionally, we have an agreement with Coffee Management Company (“CMC”) under which our Chief Executive Officer provides services to us. If this engagement is terminated before June 14, 2006, then CMC will receive an engagement severance payment equal to $60,000. Because these amounts are contingent, they have not been included in the table above.

The agreement with CMC also provides for a one-time bonus that is payable at the end of the engagement. The bonus will be paid in the form of stock (60%) and cash (40%) and will be in an amount that is equal to the sum of 5.0% of the appreciation of our total market capitalization during the term of the engagement (as measured by the increase in our stock price). In addition, if we are acquired by any person or entity, other than a current affiliate, within twelve months of the termination date of the engagement, and the per share consideration paid in connection with the acquisition multiplied by the then outstanding shares of capital stock (the “Disposition Value”) is greater than the market capitalization at the end of the engagement (the “Termination Market Capitalization”), CMC will receive an additional bonus equal to 5.0% of the difference of the Disposition Value less the Termination Market Capitalization; provided, however, that the additional bonus will not be paid if the engagement is terminated by either party prior to June 14, 2006. Since there was no appreciation in our market capitalization as of March 8, 2006, no liability for bonus was recorded as of that date.

As reflected in the table above, we have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 78 Gloria Jean’s franchise locations. Under our franchising business model, from time to time we execute the master lease for a location and enter into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master lease. Our maximum theoretical future exposure at March 8, 2006, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $19,608,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

The amount of the estimated liability is established using the methodology described above under the heading “Estimated Liability for Closing Stores.” Consistent with SFAS 146, we have not established an additional estimated liability for potential losses not yet incurred. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised stores. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we become profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would expect to reverse our valuation allowance and credit income tax expense. In analyzing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of March 8, 2006, our net deferred tax assets were fully reserved with a related valuation allowance that totaled approximately $4,267,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding debt. At March 8, 2006, we had a $5,000,000 loan facility, with no outstanding balance that could be affected by changes in short term interest rates.

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

To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. As of March 8, 2006, we had commitments to purchase coffee through fiscal year 2009 totaling $2,627,000 for 1,705,000 pounds of green coffee, some of which commitments were fixed as to price. The coffee scheduled to be delivered to us in the next twelve months pursuant to these commitments will satisfy approximately 38% of our anticipated green coffee requirements for the next twelve months. Assuming we require approximately 2,736,000 additional pounds of green coffee during the next twelve months for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $27,000 of additional cost.

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

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of and for the thirty-six week period ending March 8, 2006, we were not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on March 2, 2006. At the meeting, Peter Churm, Lawrence Goelman, Paul Heeschen, Timothy Ryan and Richard Spencer were elected to the board of directors to serve until the next annual meeting. Set forth below is a brief description of each matter voted upon at the annual meeting, together with the votes cast on each matter.

Election of Directors

The stockholders elected all of the director nominees named in the proxy statement. The votes cast for each nominee and the votes withheld with respect to each nominee are set forth below:

Director Nominee	Votes For	Votes Withheld
Peter Churm	5,057,517	37,818
Lawrence Goelman	4,952,933	142,402
Paul Heeschen	4,891,722	203,613
Timothy Ryan	4,395,076	700,259
Richard Spencer	4,955,294	140,041

Ratification of the Appointment of Independent Registered Public Accounting Firm

The stockholders ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ending June 28, 2006. The votes cast on the proposal are set forth below:

For	5,088,084
Against	1,816
Abstain	5,435

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Bylaws of Diedrich Coffee, Inc. (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001 (2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

10.1	Form of Indemnification Agreement (5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan (8)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan (9)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan (10)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan (11)*

10.6	Form of Diedrich Coffee, Inc. Franchise Agreement (12)

10.7	Form of Gloria Jean’s Franchise Agreement (12)

10.8	Form of Diedrich Coffee, Inc. Area Development Agreement (12)

10.9	Credit Agreement with Bank of the West, dated November 4, 2005

10.14	Employment Agreement with Roger M. Laverty, dated April 24, 2003 (15)*

10.15	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003 (15)*

10.16	Employment Agreement with Martin A. Lynch, dated March 26, 2004 (16)*

10.17	Employment Agreement with Matthew McGuinness, effective March 13, 2000 (18)*

10.18	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001 (12)*

10.21	Form of Separation Agreement and Release with Martin Diedrich, effective October 28, 2004 (20)*

10.22	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003 (21)

10.23	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003 (21)

10.24	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant) (13)

10.25	Amendment No. 1 to Note Purchase Agreement dated June 30, 2004

10.26	Amendment No. 2 to Note Purchase Agreement dated March 31, 2006 (23)

10.27	Asset Purchase Agreement, dated December 5, 2004, by and among, among others, Diedrich Coffee, Inc. and Jireh International Pty. Ltd. (17)

10.28	Mutual Release Agreement by and between Diedrich Coffee, Inc. and Roger M. Laverty, dated December 13, 2005 (19)*

10.29	Engagement Agreement by and between Diedrich Coffee, Inc. and Stephen V. Coffey, dated December 14, 2005 (19)*

10.30	Letter Agreement with Sean M. McCarthy, effective January 1, 2006 (22)*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 23, 1996.

(6)	Previously filed as Annex B to Diedrich Coffee’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2004.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2005.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2004.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(22)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2006.

(23)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 21, 2006	DIEDRICH COFFEE, INC.

/s/ Stephen V. Coffey
Stephen V. Coffey Chief Executive Officer (On behalf of the registrant)

/s/ Sean M. McCarthy
Sean M. McCarthy Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

10.9	Credit Agreement with Bank of the West, dated November 4, 2005

10.25	Amendment No. 1 to Note Purchase Agreement, dated June 30, 2004

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002