Form 10-K
period 2006-06-28
DIEDRICH COFFEE INC
filed 2006-09-26
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2006

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

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [    ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [    ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  [    ]    Accelerated filer  [    ]    Non-accelerated filer  [X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 14, 2005 was $14,462,653.

The number of shares of the registrant’s common stock outstanding, as of September 22, 2006 was 5,346,270.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of June 28, 2006, are incorporated by reference into Part III of this Report.

i

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	the financial and operating performance of our retail operations;

•	the timing and success of the pending sale of retail store locations to Starbucks Corporation;

•	our ability to maintain profitability over time;

•	the successful execution of our growth strategies;

•	our franchisees’ adherence to our practices, policies and procedures;

•	the impact of competition; and

•	the availability of working capital.

Additional risks and uncertainties are described elsewhere in this report and in detail under “Item 1A. Risk Factors. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances. Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Diedrich Coffee, Inc., a Delaware corporation, and its predecessors and subsidiaries.

PART I

Item 1.	Business.

Overview

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. We sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company operated and franchised retail locations. We also sell whole bean and ground coffee on a wholesale basis through a network of distributors in the Office Coffee Service (“OCS”) market and to other wholesale customers, including restaurant chains and other retailers. Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. As of June 28, 2006, we owned and operated 52 retail locations, of which up to 40 retail locations may be sold to Starbucks Corporation (as discussed in “Recent Developments” in the section immediately below and “Item 7 Overview—Recent Developments”), and franchised 148 other retail locations under these brands, for a total of 200 retail coffee outlets. Although the specialty coffee industry is presently dominated by a single company, which operates over eight thousand domestic retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $116 million. System-wide revenues include sales from company operated and franchise locations. Our retail units are located in 33 states. As of June 28, 2006, we also had over 800 wholesale accounts with OCS distributors, chain and independent restaurants, and others. In addition, we operate a large coffee roasting facility in central California that supplies freshly roasted coffee to our franchise and retail locations and wholesale accounts.

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

Recent Developments

On September 14, 2006, we and Starbucks Corporation, a Washington corporation (“Starbucks”), entered into an asset purchase agreement pursuant to which Starbucks has agreed to purchase our leasehold interests in most of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands (the “Company Stores”), along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement (collectively, the “Transaction”).

Pursuant to the asset purchase agreement, Starbucks will pay us up to $13,520,000 in cash, which includes payment of $120,000 as consideration for our agreement to a non-compete provision. The actual amount paid by Starbucks under the asset purchase agreement is dependent on which and how many of the Company Stores are ultimately transferred to Starbucks. Ten percent of the amount paid to us upon transfer of the Company Stores will be deposited into an escrow fund to be held in connection with our indemnification obligations. The closing is expected to occur approximately 90 days after the date of the asset purchase agreement (the “Closing”), provided that certain conditions, including that a specified minimum number of Company Stores are transferred to Starbucks at Closing, are met. After the Closing, we and Starbucks have agreed to use commercially reasonable efforts to transfer certain remaining Company Stores until approximately 150 days after the date of the asset purchase agreement or such other longer period as agreed to by us and Starbucks.

We and Starbucks have made certain customary representations, warranties and covenants in the asset purchase agreement. Specifically, we have agreed that, subject to a “fiduciary-out” provision and payment of a break-up fee, we will not (i) take any action to solicit any proposal from, (ii) furnish any information to, or (iii) participate in any discussions with, any entity other than Starbucks regarding any transaction involving the Company Stores. Upon termination of the asset purchase agreement under certain circumstances, including the Company’s entry into an alternative transaction involving the Company Stores, we shall pay Starbucks’ actual fees and expenses incurred in connection with the Transaction up to a maximum amount of $500,000; provided, however, that Starbucks is entitled to a minimum of $250,000, regardless of its actual fees and expenses. The asset purchase agreement also contains customary indemnification provisions for certain claims and provides for a basket of $100,000 and a cap of $2,000,000 for breaches of our representations and warranties contained in the asset purchase agreement.

The consummation of the Transaction is subject to certain customary conditions, including: approval of the Transaction by our stockholders; a specified minimum number of Company Stores transferred to Starbucks at Closing; the receipt by Starbucks of permits and approvals for at least 70% of certain Company Stores that are transferred if the Closing occurs within 90 days of the date of the asset purchase agreement; receipt of lease extensions of at least 10 years for at least 40% of certain Company Stores that are transferred; and, receipt of consents to the assignment of the leases for each of the Company Stores that are transferred, with estoppel provisions being agreed to for at least 50% of the Company Stores that are transferred. The asset purchase agreement contains customary termination provisions and may be terminated by either us or Starbucks if the Closing does not occur within 150 days from the date of the asset purchase agreement. We may also terminate the asset purchase agreement if the Closing has not occurred within 90 days, provided that Starbucks has not used commercially reasonable efforts to achieve the Closing.

As part of the asset purchase agreement, we have agreed to a non-compete provision that for three years after the Closing restricts our ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where a Company Store is presently located. The non-compete provision applies only to stores opened after the date of the asset purchase agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by us, or other non-retail businesses, or (3) the conversion of Company-operated stores existing on the date of the asset purchase agreement to franchise stores. We have also agreed that we will not solicit any Starbucks employee to enter our employment for three years after the Closing.

Sale of International Franchise Operations

On February 11, 2005, we completed the sale of our Gloria Jean’s international franchise operations. Proceeds from the sale of the 338 franchised units were a cash payment of $16,000,000 and notes of $7,020,000 payable over the next six years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Sale of International Franchise Operations.”

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

Industry Overview

According to the National Coffee Association of U.S.A., Inc. (the “NCA”), in 2006, 178.3 million adults, or 82% of the population over the age of 18, drank coffee daily or occasionally, which represents a 5.9 million-person increase from the 80% of the population over the age of 18 in 2004. The NCA also reported that daily and occasional consumption of gourmet coffee has increased over the past six years from 9.0% of the adult population in 2000 to over 16.0% of the adult population in 2006.

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

Presently, our largest brand is Gloria Jean’s, which consists of retail units located throughout the United States. Over 97% of Gloria Jean’s retail units are franchised. Our Diedrich Coffee brand has a higher concentration of company operated units, with 76% of retail locations operated by us. Diedrich Coffee stores are located primarily in Orange County, California, although there are a number of Diedrich Coffee locations in Los Angeles, San Diego, Denver, and Houston. We also operate retail coffee outlets under a third brand, Coffee People, all of which except one are currently company operated and located in Oregon.

The following table summarizes the relative sizes of each of our brands on a unit count basis and changes in unit count for each brand over the past two years.

	Units at June 30, 2004	Opened	Closed/ Sold (E)	Net transfers between the Company and Franchise (A)	Units at June 29, 2005	Opened	Closed/ Sold	Net transfers between the Company and Franchise (B)	Units at June 28, 2006 (F)
Gloria Jean’s Brand
Company Operated	10	1	(1)	1	11	1	(1)	(6)	5
Franchise – Domestic	137	11	(15)	(1)	132	16	(15)	6	139

Franchise – International
Australia	196	46	(242)	—	—	—	—	—	—
Far East/Asia (C)	19	—	(19)	—	—	—	—	—	—
Mexico	17	—	(17)	—	—	—	—	—	—
Other (D)	50	14	(64)	—	—	—	—	—	—

Total Franchise – International	282	60	(342)	—	—	—	—	—	—

Subtotal Gloria Jean’s	429	72	(358)	—	143	17	(16)	—	144

Diedrich Coffee Brand
Company Operated	23	3	—	—	26	1	—	(1)	26
Franchise – Domestic	7	1	(1)	—	7	1	(1)	1	8

Subtotal Diedrich	30	4	(1)	—	33	2	(1)	—	34

Coffee People Brand
Company Operated	23	3	(1)	—	25	4	(7)	(1)	21
Franchise – Domestic	—	—	—	—	—	—	—	1	1

Subtotal Coffee People	23	3	(1)	—	25	4	(7)	—	22

Total	482	79	(360)	—	201	23	(24)	—	200

(A)	Two company operated Gloria Jean’s coffeehouses were transferred to franchisees during fiscal year 2005 and three franchisee operated coffeehouses were transferred from franchisees to the Company.

(B)	Six company operated Gloria Jean’s, one company operated Diedrich Coffee, and one company operated Coffee People coffeehouses were transferred to franchisees during fiscal year 2006.

(C)	Includes Japan and Korea.

(D)	Includes Guam, Indonesia, Ireland, Turkey, Malaysia, New Zealand, Philippines, United Arab Emirates, Romania, South Africa and Thailand.

(E)	On February 11, 2005, we sold the international franchise rights to 338 Gloria Jean units in exchange for a cash payment of $16,000,000 and notes of $7,020,000 payable over the next six years, as more fully described in Note 1 to the Consolidated Financial Statements attached herein.

(F)	On September 14, 2006, we and Starbucks Corporation entered into an agreement pursuant to which Starbucks has agreed to purchase our leasehold interests in most of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands. See “Recent Developments” above and “Item 7 Overview—Recent Developments”.

We recognize the importance of our brands to our success in both the retail and wholesale areas of our business. We therefore devote considerable energy to maintain distinct brand identities. Our brands are differentiated by coffees offered, other product categories offered, format and type of retail location, advertising message, and trade dress.

Gloria Jean’s

Gloria Jean’s is a leader in the specialty grade, flavored coffee market, with 144 coffee stores in 33 states throughout the United States. Many of our Gloria Jean’s coffee stores are located in high traffic shopping malls. The consumer traffic pattern in our mall-based stores is driven by mall hours and dynamics. Our mall-based stores are generally busiest on weekends and during holiday seasons. The typical Gloria Jean’s domestic coffee store is staffed with a manager and a staff of 10 to 15 part-time hourly employees who fill the operating shifts. Gloria Jean’s outlets tend to open earlier than most mall stores, but in general, operating hours coincide with mall hours. In addition to coffee beverages and fresh roasted whole bean coffees, Gloria Jean’s carries a wide selection of gift items, coffee accessories, and a small selection of bakery items to complement beverage sales. The Gloria Jean’s stores currently sell from 32 to 53 varieties of flavored and non-flavored coffees, with beverage sales representing approximately 50% of overall sales.

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

Wholesale Distribution

As of June 28, 2006, we had over 800 coffee wholesale accounts not affiliated with our retail locations, which purchase coffee from us under both the Diedrich Coffee and Gloria Jean’s brands. Our current wholesale accounts are in the OCS (Office Coffee Services) market, chain restaurants, independent restaurants and other hospitality industry accounts and specialty retailers. Additionally, our franchise agreements require both Gloria Jean’s and Diedrich Coffee franchisees to purchase substantially all of their coffee from us, and we record a wholesale gross profit on such sales.

OCS Market

During fiscal 2000, we entered into a licensing agreement with Keurig, Inc. whereby we utilize Keurig’s patented single service coffee brewing technology and its extensive distribution channels within the OCS market. In addition to Keurig single-serve K-Cups®, we sell our premium coffees to OCS distributors in whole bean and ground coffee form for use in traditional coffee brewing equipment found in most office environments. In addition to being a leader in office-based single-cup brewing choices, Keurig is growing in the home-based brewer area. Keurig brewers are currently sold in over 5,000 retail locations including Macy’s, Bloomingdale’s, Target, Linens ’n Things, and Bed, Bath & Beyond. We are actively participating in this retail channel with the sale of K-cups through many of these retailers and the sale of at-home brewers and K-cups in most of our company and franchise stores and internet web stores.

On May 2, 2006, Green Mountain Coffee Roasters, Inc. and Keurig, Inc. announced they had agreed to a transaction in which Green Mountain Coffee would acquire all the outstanding shares of Keurig, Inc. that the Company did not already own. After the acquisition, Keurig would be a wholly-owned subsidiary of Green Mountain Coffee.

We do not anticipate any negative effects to our licensing agreement resulting from Green Mountain’s acquisition of Keurig, Inc. There is, however, no assurance that we will be able to extend or renew our licensing agreement with Keurig, in which case, we would lose revenues from this business.

Chain Restaurants

As specialty coffee has grown in overall popularity, restaurant customers are demanding a high quality cup of coffee as a supplement to a meal. Our chain accounts include Ruby’s restaurants, Ruth’s Chris Steakhouse (California and Arizona locations), Pat and Oscar’s restaurants, Islands restaurants, and Marie Callender’s restaurants. We not only supply coffee to these customers, but also approve their equipment and train their employees to ensure that the quality of coffee served meets our rigorous quality standards. It is common for our chain restaurant wholesale customers to specify in their menus that they serve Diedrich Coffee or Gloria Jean’s coffee, which provides us with additional exposure to the restaurants’ patrons.

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

Growth Strategy

Retail Segment Growth.    Under a non-compete provision in the asset purchase agreement with Starbucks, we are restricted for a period of three years after the asset sale closes in our ability to open any new company-operated or franchised Diedrich Coffee and Coffee People coffeehouses in any city in which Diedrich Coffee or Coffee People coffeehouses operated on the date that we and Starbucks entered into the asset purchase agreement. The non-compete provision does not restrict our ability to open retail Gloria Jean’s stores and does not apply to wholesale sales to retail businesses that are not operated by us or other non-retail businesses or the conversion of our stores existing on the date of the asset purchase agreement to franchise stores. See “Recent Developments” above and “Item 7 Overview—Recent Developments”.

As a result of the proposed asset sale to Starbucks, we expect any future growth in our retail segment to occur in two ways: via comparable store sales growth in each of our retail brands and from new retail unit growth. We expect that new unit growth in the near term will be achieved through the development of new Gloria Jean’s retail locations, by us and by franchisees. We believe that the resources we recently invested in our Gloria Jean’s franchising infrastructure will allow us to resume net growth in our domestic store count under the Gloria Jean’s brand.

Development of new Gloria Jean’s retail locations by us will be undertaken on a very selective basis. New company store development will be done primarily for the purpose of facilitating new franchise development. Therefore, increased development of new retail units by us will likely be accompanied by increased sales of company operated retail units to franchisees. For a variety of reasons, retail units sold by us to franchisees in any given period may not necessarily coincide precisely with the specific new units developed by us in that same period. Development of new retail units by us is expected to support new franchise development in a number of ways, including opportunistically obtaining control of desirable locations as they become available, increasing awareness of our specialty coffee brands by real estate developers and landlords of prime retail properties as they develop new retail venues, and by prospective retail coffeehouse customers, improving the cost effectiveness of architectural plans for new prototypes, leveraging purchasing efficiencies system-wide for new unit equipment and fixtures packages, and increasing awareness among prospective franchisees and their lenders.

Gloria Jean’s Franchise Growth.    Since the acquisition of the Gloria Jean’s brand in 1999, we have made a number of modifications to the Gloria Jean’s franchising business model to strengthen the Gloria Jean’s system. A new form of franchise agreement was adopted which incorporated many provisions common in other successful franchise systems. Screening of financial qualifications of franchise candidates has been improved in terms of consistency and accuracy. Franchisees are now encouraged to obtain their own master leases directly from mall owners, rather than subleasing their locations from Gloria Jean’s. Franchisees are required to hire their own architects and contractors to develop new Gloria Jean’s locations to approved specifications. Our training program has been completely redesigned in order to improve the quality of store level operations, product quality, and the consistency of brand standards. Although we believe that these and other changes to the Gloria Jean’s franchising model will ultimately result in a stronger Gloria Jean’s franchise system, they may result in slower domestic franchise growth in the near term.

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

Although there were only five “premature” franchise unit closures (closures prior to the natural expiration of the underlying master lease) during the most recent fiscal year, there are an average of approximately 9-12 franchise units which reach their “natural” expiration annually, and it may not make economic sense to renew many of these locations based on changes in the retail tenant mix, desirability of the location, increases in rent relative to sales levels, and various other factors. Therefore, it may be some time before we are able to open enough new domestic retail units to offset the number of closures during the same time period for net growth in domestic retail unit count.

Diedrich Coffee Franchise Growth.     On September 14, 2006, we announced that we had entered into an asset purchase agreement to sell most of our 47 company-owned locations to Starbucks Corporation as part of our plan to narrow the focus of the retail side of the business to our Gloria Jean’s franchise operations. The eight franchisee-owned Diedrich Coffee stores currently opened are not directly affected by the proposed sale transaction or other strategic changes. However, in light of the asset purchase agreement, we have temporarily suspended our franchise growth strategy for the Diedrich and Coffee People brands.

As part of the agreement, we agreed to a non-compete provision that for three years after the transaction closing restricts our ability to franchise any new Diedrich or Coffee People coffeehouses in any city where a company store was previously located. The non-compete provision applies only to stores opened after the date of the asset purchase agreement.

As of June 28, 2006, there were no area development agreements giving any franchisee the right to develop a particular market area. Under the terms of our agreement to sell the Gloria Jean’s international operations, we agreed to not compete internationally with the purchaser using the Diedrich or Coffee People brands. That restriction expires on February 11, 2007.

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

Marketing

Our primary marketing strategy is to develop the Gloria Jean’s brand in the U.S. and Puerto Rico through penetration of new and existing markets via franchise growth. Our wholesale sales in the OCS market, to chain restaurants, and to other customers also operate to increase the visibility of our brands. Our marketing efforts are based upon the belief that the proprietary roast recipes and our commitment to quality and freshness deliver a distinctive advantage in our products. We use word-of-mouth, local store marketing and the inviting atmosphere of our mall coffee stores to drive brand awareness and comparable store sales growth. We also conduct in-store coffee tastings, provide brewed coffee at local neighborhood events, and donate coffee to local charities to increase brand awareness. We also conduct product trials in the communities where our coffeehouses and mall coffee stores are located.

Product Supply and Roasting

Sourcing.    We are committed to selling only the finest whole bean coffees and coffee beverages. Coffee beans are an agricultural product grown in over 50 countries in tropical regions of the world. The supply and price of coffee are subject to significant volatility and we depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. Although the broader coffee market generally treats coffee as a fungible commodity, the specialty coffee industry focuses on the highest grades of coffee. We purchase premium grade Arabica coffee beans that we believe to be the best available from each producing region.

Roasting.    We employ a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Our master roasters are responsible for the green coffee bean roasting process. They are craftsmen who employ our proprietary roasting formulas while adjusting the formula to take into account the specific attributes of each coffee bean being roasted. Each coffee bean contains aromatic oils and flavor characteristics that develop from the soil, climate and environment where the bean is grown. The skilled roast master determines and carefully controls the roasting conditions in an effort to maximize the flavor potential of each batch of coffee. The roast master hears how the roast pops, smells the developing aroma and identifies the right shades of color. He draws upon experience and knowledge to properly adjust airflow, time and temperature while the roast is in progress in order to optimize each roast.

Freshness.    We are committed to serving our customers beverages and whole bean products from freshly roasted coffee beans. Our coffee is delivered to our retail locations and wholesale customers promptly to guarantee the freshness of each cup of coffee or package of whole coffee beans sold.

Competition

The specialty coffee market is intensely competitive and generally highly fragmented. In most markets in which we do retail business either through company or franchise locations, there are numerous competitors in the specialty coffee beverage business, and we expect this situation to continue. Our whole bean coffee competes directly against specialty coffees sold at specialty retailers and a growing number of specialty coffee stores. We believe that our customers choose among retailers primarily on the basis of product quality, service and convenience and, to a lesser extent, on price.

In our wholesale business, we expect increased competition, both within our primary geographic territory, the Western United States, and in other regions of the United States, as we expand from our current markets. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets. We compete primarily by providing high quality coffee, easy access to our products and superior customer service, and we believe we differentiate ourselves from many of our larger competitors, who specialize in one primary channel of distribution. We also believe that our product offering is distinctive because we offer a wide array of coffees, including origins, blends and flavored coffees. Finally, we believe that being an independent roaster allows us to be better focused and react quicker to our wholesale customers’ needs as compared to than larger, multi-product competitors. While we believe we currently compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully in the future.

Foreign Operations

The international Gloria Jean’s franchise operations were sold on February 11, 2005. In connection with that sale, we agreed that we would not compete internationally with the purchaser using our Diedrich Coffee and Coffee People brands for a period of two years. Since that date, we no longer have foreign operations.

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

Employees

At June 28, 2006, we employed 951 people, 570 of whom were employed full-time. None of our employees are represented by a labor union, and no employees are currently covered by collective bargaining agreements. We consider our relations with our employees to be good. We regularly review our employee benefits, training and other aspects of employment to attract and to retain valuable employees and managers. Franchise employees are not employees of the Company. Under the asset purchase agreement with Starbucks, all non-management store employees in good standing at the retail stores that are sold to Starbucks will be offered positions with Starbucks while store managers and assistant managers at those locations will be provided the opportunity to interview for positions with Starbucks.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and other documents that we may file with or furnish to the SEC from time to time are available on our Internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission. These reports are available at www.diedrich.com under the heading “Investor Services.” We intend to disclose future amendments to certain provisions of our Code of Conduct, which is available on the www.diedrich.com website, within four business days following the date of such amendment on our website.

Item 1A.	Risk factors.

RISK FACTORS AND TRENDS AFFECTING DIEDRICH COFFEE AND ITS BUSINESS

As discussed under “Item 1 Recent Developments,” and “Item 7 Overview—Recent Developments,” on September 14, 2006, we and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks has agreed to purchase our leasehold interests in most of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement. The risk factors discussing these retail locations that may be sold to Starbucks are pertinent until such locations are sold to Starbucks. If and when the asset sale to Starbucks is consummated, we will update the risk factors set forth below as necessary in our quarterly reports on Form 10-Q.

The pending sale of certain of our retail stores to Starbucks Corporation may not be consummated.

On September 14, 2006, we and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks has agreed to purchase our leasehold interests in most of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement. The asset sale is subject to stockholder approval and certain other closing conditions. We expect to complete the asset sale in December 2006. However, there is no assurance that the conditions to the completion of the asset sale will be satisfied. If the asset sale is not completed, we will be subject to several risks, including the following:

•	our cashflow and financial condition could be adversely affected if we are unable to complete the asset sale;

•	under certain circumstances, including our entry into an alternative transaction involving the retail store locations that are the subject of the asset sale, we are required to pay Starbucks’ actual fees and expenses incurred in connection with the asset sale up to a maximum amount of $500,000, with a minimum payment of $250,000 regardless of Starbucks’ actual fees and expenses;

•	the current stock price of our common stock may reflect a market assumption that the asset sale will occur, and, thus, a failure to complete the asset sale could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock; and

•	our retail business could be adversely affected if we are unable to retain key employees, our employees at our retail store locations or attract replacements.

Historical losses from continuing operations may continue and, as a result, the price of our common stock may be negatively affected.

For the past five fiscal years, we had net income (loss) from continuing operations of $(7,796,000) for the fiscal year ended June 28, 2006, $(3,315,000) for the fiscal year ended June 29, 2005, $(1,647,000) for the fiscal year ended June 30, 2004, $(2,504,000) for the fiscal year ended July 3, 2003 and $272,000 for the fiscal year ended July 3, 2002. We could suffer losses in the future, which may negatively affect our stock price.

If we are not able to grow our business, the results of our operations and our financial condition may be adversely impacted.

As of June 28, 2006, we operated 47 Diedrich Coffee and Coffee People retail locations, which we managed on a day-to-day basis, and had nine franchised Diedrich Coffee and Coffee People coffeehouse locations. We also had 144 Gloria Jean’s retail locations, of which 139 were franchised. To grow, we must:

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

Franchisees are independent contractors and are not our employees. We provide training and support to our franchisees, and the terms of our franchise agreements require our franchisees to maintain certain minimum operating standards; however, the quality of franchised operations may be diminished by any number of factors beyond our control. For example, franchisees may not successfully operate coffeehouses in a manner consistent with our standards and requirements, or may not hire and train qualified managers or other personnel. In other instances, franchisees may operate their units in conformity with our operating standards and specifications, but may fail to meet their financial obligations to us under a franchise agreement or a sublease for a location, or to vendors, lenders or other creditors. While we have certain contractual remedies in such instances of default, enforcing our remedies typically requires litigation, and therefore our image and reputation, and the image and reputation of other franchisees, may suffer even if such litigation is successfully concluded. If a significant number of franchisees were to be in default simultaneously, a larger number of franchise units could be terminated in a given time period than we would be able to re-franchise, or absorb into our company operated unit base, and system-wide sales could significantly decline. If this were to occur, we might also be unable to meet our obligations to mall landlords for early termination of the 86 master leases for which we are currently liable.

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

All of our 52 company operated coffeehouses are presently on leased premises. Gloria Jean’s stores are generally leased by an indirect subsidiary of Coffee People, although in most cases, the franchisees pay their rent directly to their landlord. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, these leases may not be renewed. If they are renewed, rents may increase substantially. Either of these events could adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value. In addition, at the time of lease renewal, significant remodeling is typically required. It is possible that we may not have available capital to perform such remodeling.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

Office Space and Plant

We currently lease approximately 17,620 square feet of office space in Irvine, California and approximately 6,192 square feet of warehouse space in Irvine, California. The lease for the office space will expire in January 2011 and the lease for the warehouse space will expire in December 2015. We also lease a 66,237 square foot roasting facility located in Castroville, California. The term of the current lease expires in December 2015, and is renewable, at our option, for a term of 15 additional years. We believe that our facilities are generally adequate for our current needs, and that suitable additional production and administrative space will be available as needed for the foreseeable future.

Company Operated Locations

As of June 28, 2006, we were a party to leases for a total of 52 company operated retail locations. During fiscal year 2006, we closed eight locations. As discussed under “Item 1 Recent Developments,” and “Item 7 Overview—Recent Developments,” we and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks has agreed to purchase our leasehold interests in most of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands.

Our company operated retail locations on leased premises are subject to varying arrangements specified in property specific leases. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others are based upon a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or if renewed, that rents will not increase substantially, either of which would adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial increases or are subject to renewal with a scheduled rent increase, which could result in rents being above fair market value. In addition, at the time of lease renewal, significant remodeling is typically required. It is possible that we may not have available capital to perform such remodeling.

Franchised Stores

All of our Gloria Jean’s locations are operated on leased premises, 139 of which are franchised. A majority of the leased premises presently occupied by Gloria Jean’s franchised outlets are leased by us, and we have entered into sublease agreements with the franchisees on a cost pass-through basis. Gloria Jean’s, however, remains obligated under the lease in all such cases. As further discussed below under the heading “Financial Condition and Liquidity and Capital Resources—Commitments and Contractual Obligations,” our maximum theoretical future exposure under these leases at June 28, 2006, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $20,168,000. In the future, new franchisees will generally be required to enter into master leases directly with the landlord. This will also be the case when current leases are up for renewal. Gloria Jean’s stores are designed to accommodate locations in various sizes, ranging from 170 square foot kiosk outlets (which sell principally coffee drinks and other beverages) to 2,000 square foot full service stores.

Item 3.	Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of September 25, 2006, we were not a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is reported on the Nasdaq Global Market under the symbol “DDRX.” The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as reported on the Nasdaq Global Market.

	Price Range
Period	High	Low
Fiscal Year Ended June 29, 2005
Twelve Weeks Ended September 22, 2004	$5.60	$4.72
Twelve Weeks Ended December 15, 2004	5.83	4.24
Twelve Weeks Ended March 9, 2005	6.12	5.11
Sixteen Weeks Ended June 29, 2005	5.32	4.01

Fiscal Year Ended June 28, 2006
Twelve Weeks Ended September 21, 2005	9.11	4.78
Twelve Weeks Ended December 14, 2005	8.55	4.89
Twelve Weeks Ended March 8, 2006	5.20	4.00
Sixteen Weeks Ended June 28, 2006	4.95	3.11

At September 22, 2006, there were 5,346,270 shares of our common stock outstanding and 674 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

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

On February 11, 2005 we completed the sale of our Gloria Jean’s international operations. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial statements for all periods have been reclassified to report the financial results for those operations as discontinued operations.

The information set forth below should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Fiscal Year ended June 28, 2006 (B)	Fiscal Year ended June 29, 2005	Fiscal Year ended June 30, 2004	Fiscal Year ended July 2, 2003	Fiscal Year ended July 3, 2002 (A)
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue:
Retail sales	$34,428	$31,890	$31,617	$33,034	$38,658
Wholesale and other	21,244	16,482	14,861	14,788	16,681
Franchise revenue	3,775	4,166	4,407	4,810	5,322

Total net revenue	59,447	52,538	50,885	52,632	60,661

Costs and expenses:
Cost of sales and related occupancy costs	32,440	26,765	24,642	25,862	30,423
Operating expenses	19,947	17,449	16,701	16,954	17,801
Depreciation and amortization	2,601	2,372	2,315	2,169	2,474
General and administrative expenses	13,546	11,178	9,597	9,150	9,398
Provision for asset impairment and restructuring costs	—	—	94	2,176	542
Gain on asset disposals	(58)	(4)	(2)	(868)	(423)

Total costs and expenses	68,476	57,760	53,347	55,443	60,215

Operating income (loss) from continuing operations	(9,029)	(5,222)	(2,462)	(2,811)	446
Interest income (expense) and other, net	432	56	(318)	(256)	(537)

Loss from continuing operations before income tax benefit	(8,597)	(5,166)	(2,780)	(3,067)	(91)
Income tax benefit	(801)	(1,851)	(1,133)	(563)	(363)

Income (loss) from continuing operations	$(7,796)	$(3,315)	$(1,647)	$(2,504)	$272

Discontinued operations:
Income from discontinued operations, net of income tax	—	2,143	1,898	1,146	680
Gain on sale of discontinued operations, net of income tax	—	15,795	—	—	—

Net income (loss)	$(7,796)	$14,623	$251	$(1,358)	$952

Basic and diluted net income (loss) per share (B):
Income (loss) from continuing operations	$(1.47)	$(0.64)	$(0.32)	$(0.49)	$0.05
Income from discontinued operations, net	$—	$3.44	$0.37	$0.22	$0.13
Net income (loss)	$(1.47)	$2.80	$0.05	$(0.26)	$0.18

Balance Sheet Data:
Working capital	$3,618	$11,203	$641	$1,207	$809
Total assets	34,130	40,313	25,218	26,101	27,806
Long-term debt and obligations under capital leases, less current portion	309	328	1,173	2,033	2,832
Total stockholders’ equity	$24,267	$31,522	$16,475	$16,202	$17,492

(A)	Includes 53 weeks of operation.

(B)	Includes compensation expense of $403,000 due to the adoption of SFAS 123R.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent significant transactions that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal 2006 to fiscal 2005 and comparing the results for fiscal 2005 to fiscal 2004.

•	Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of June 28, 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•	Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	New accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.

OVERVIEW

Recent Developments

On September 14, 2006, we and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks has agreed to purchase our leasehold interests in most of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement.

Pursuant to the asset purchase agreement, Starbucks will pay us up to $13,520,000 in cash, which includes payment of $120,000 as consideration for our agreement to a non-compete provision. The actual amount paid by Starbucks under the asset purchase agreement is dependent on which and how many of the Company Stores are ultimately transferred to Starbucks. Ten percent of the amount paid to us upon transfer of the Company Stores will be deposited into an escrow fund to be held in connection with our indemnification obligations. The Closing is expected to occur approximately 90 days after the date of the asset purchase agreement, provided that certain conditions, including that a specified minimum number of Company Stores are transferred to Starbucks at Closing, are met. After the Closing, we and Starbucks have agreed to use commercially reasonable efforts to transfer certain remaining Company Stores until approximately 150 days after the date of the asset purchase agreement or such other longer period as agreed to by us and Starbucks.

We and Starbucks have made certain customary representations, warranties and covenants in the asset purchase agreement. Specifically, we have agreed that, subject to a “fiduciary-out” provision and payment of a break-up fee, we will not (i) take any action to solicit any proposal from, (ii) furnish any information to, or (iii) participate in any discussions with, any entity other than Starbucks regarding any transaction involving the Company Stores. Upon termination of the asset purchase agreement under certain circumstances, including the Company’s entry into an alternative transaction involving the Company Stores, we shall pay Starbucks’ actual fees and expenses incurred in connection with the Transaction up to a maximum amount of $500,000; provided, however, that Starbucks is entitled to a minimum of $250,000, regardless of its actual fees and expenses. The asset purchase agreement also contains customary indemnification provisions for certain claims and provides for a basket of $100,000 and a cap of $2,000,000 for breaches of our representations and warranties contained in the asset purchase agreement.

The consummation of the Transaction is subject to certain customary conditions, including: approval of the Transaction by our stockholders; a specified minimum number of Company Stores transferred to Starbucks at Closing; the receipt by Starbucks of permits and approvals for at least 70% of certain Company Stores that are transferred if the Closing occurs within 90 days of the date of the asset purchase agreement; receipt of lease extensions of at least 10 years for at least 40% of certain Company Stores that are transferred; and, receipt of consents to the assignment of the leases for each of the Company Stores that are transferred, with estoppel provisions being agreed to for at least 50% of the Company Stores that are transferred. The asset purchase agreement contains customary termination provisions and may be terminated by either us or Starbucks if the Closing does not occur within 150 days from the date of the asset purchase agreement. We may also terminate the asset purchase agreement if the Closing has not occurred within 90 days, provided that Starbucks has not used commercially reasonable efforts to achieve the Closing.

As part of the asset purchase agreement, we have agreed to a non-compete provision that for three years after the Closing restricts our ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where a Company Store is presently located. The non-compete provision applies only to stores opened after the date of the asset purchase agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by us, or other non-retail businesses, or (3) the conversion of Company-operated stores existing on the date of the asset purchase agreement to franchise stores. We have also agreed that we will not solicit any Starbucks employee to enter our employment for three years after the Closing.

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

Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Diedrich Coffee and Coffee People brands are primarily company store operations and the Gloria Jean’s brand is primarily a franchised store operation. As of June 28, 2006, we owned and operated 52 retail locations, of which up to 40 retail locations may be sold to Starbucks Corporation (as discussed in “Item 1 Recent Developments,” and “Overview—Recent Developments” in this Item 7), and franchised 148 other retail locations under these brands, for a total of 200 retail coffee outlets. Our retail units are located in 33 states. As of June 28, 2006, we had over 800 wholesale accounts with Office Coffee Service distributors, chain and independent restaurants, and others. Although the specialty coffee industry is dominated by a single company with over 8,000 domestic locations, we are one of the nation’s largest specialty coffee retailers. Our system-wide revenues are more than $116 million. System-wide revenues include sales from company operated and franchise locations.

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

Same-store sales growth, or comparative sales growth, is a primary statistic used in the retail industry to measure core revenues. This measure compares sales for all units open for one year or more to the comparable prior year period. We use this measure to evaluate single coffeehouse, total brand, and total company sales performance. Until recently, comparable sales of our company operated stores and domestic franchised stores had declined, primarily as a result of aging stores, a lack of capital to fund store improvements, and no new store openings. New stores typically achieve relatively strong comparative sales growth in their early years. Franchised units that are located in malls have also experienced declining sales due to overall declines in mall traffic. Our ability to open new company operated and franchise stores depends on our success in raising capital and selling franchises. Continuing declines in same store sales could result in store closures, make sales of franchises more difficult and have a material adverse impact on our future performance. In addition, under a non-compete provision in the asset purchase agreement with Starbucks, we are restricted for a period of three years after the asset sale closes in our ability to open any new company-operated or franchised Diedrich Coffee and Coffee People coffeehouses in any city in which Diedrich Coffee or Coffee People coffeehouses operated on the date that we and Starbucks entered into the asset purchase agreement. The non-compete provision does not restrict our ability to open retail Gloria Jean’s stores and does not apply to wholesale sales to retail businesses that are not operated by us or other non-retail businesses or the conversion of our stores existing on the date of the asset purchase agreement to franchise stores. See “Item 1 Recent Developments,” and “Overview—Recent Developments” in this Item 7.

The number of operating units opened and closed is also a measure of the health of our brands and our business, although it is affected by a number of factors, including the availability of capital to finance growth. In recent years the number of domestic units has declined because the number of aging units closing exceeded the number of new units opening. Company operated stores have deceased and franchised stores have increased. Unlike new company operated stores, new franchised stores do not require our capital. In addition, franchised stores typically make an immediate profit contribution, whereas company stores generally are not profitable in the first year. Our near-term growth plans focus primarily on franchising new domestic stores. Failure to successfully expand our franchise operations would materially adversely impact our future performance.

We use the relationship between cost of sales and related occupancy costs and operating expenses to sales to measure the operating efficiency of our individual coffeehouses and to measure the relationship between general and administrative expenses to sales to monitor and control the level of corporate overhead. Cost of sales and related occupancy costs increased in the current fiscal year due to the higher percentage of the higher cost Keurig K-cup business. In total, wholesale sales which carry a higher costs of goods sold than retail sales, increased as a percentage of the total retail and wholesale sales mix. Cost of sales and related occupancy costs increased during fiscal 2006 as a result of a higher percentage of higher cost Keurig business in the current year. Operating expenses as a percentage of sales remained relatively flat compared to prior year. General and administrative expenses have increased as a percentage of sales primarily due in part from increases in overhead costs not associated with retail and wholesale operations.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue of certain items included in our statements of income for the years indicated:

	Year Ended June 28, 2006	Year Ended June 29, 2005	Year Ended June 30, 2004
Net revenue:
Retail sales	57.9%	60.7%	62.1%
Wholesale and other	35.7	31.4	29.2
Franchise revenue	6.4	7.9	8.7

Total revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales and related occupancy costs	54.6%	50.9%	48.4%
Operating expenses	33.5	33.2	32.8
Depreciation and amortization	4.4	4.5	4.5
General and administrative expenses	22.8	21.3	18.9
Provision for asset impairment and restructuring costs	—	—	0.2
Gain on asset disposals	(0.1)	—	—

Total costs and expenses	115.2%	109.9%	104.8%

Operating loss from continuing operations	(15.2)%	(9.9)%	(4.8)%
Interest income (expense) and other, net	0.7	0.1	(0.6)

Loss from continuing operations before income tax provision	(14.5)	(9.8)	(5.4)
Income tax benefit	(1.4)	(3.5)	(2.2)

Loss from continuing operations	(13.1)%	(6.3)%	(3.2)%
Discontinued operations:
Income from discontinued operations, net of income tax	—	4.1%	3.7%
Gain on sale of discontinued operations, net of income tax	—	30.0	—

Net income (loss)	(13.1)%	27.8%	0.5%

Sale of International Franchise Operations

On February 11, 2005, we completed the sale of our Gloria Jean’s international franchise operations to Jireh International Pty. Ltd., formerly the Gloria Jean’s master franchisee for Australia, and certain of its affiliates (collectively, “Jireh”) for $16,000,000 in cash and an additional $7,020,000 payable over the next six years under license, roasting and consulting agreements. The sale resulted in a gain on the disposal of discontinued operations of $15,795,000, net of $3,139,000 in taxes. The tax expense associated with the discontinued operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

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

Results of Operations

Year Ended June 28, 2006 Compared To Year Ended June 29, 2005

Total Revenue.    Our revenue from continuing operations for the year ended June 28, 2006 increased by $6,909,000, to $59,447,000 from $52,538,000 for the year ended June 29, 2005. This result was the net effect of a 8.0% increase in retail sales, a 28.9% increase in wholesale sales and a 9.4% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Retail Sales.    Our retail sales revenue for the year ended June 28, 2006 increased by $2,538,000, or 8.0%, to $34,428,000 from $31,890,000 for the year ended June 29, 2005. This increase was primarily due to a company-operated same store sales increase of 3.6%. Retail sales from our internet website also increased by $295,000 from $596,000 in fiscal 2005 to $891,000 in fiscal 2006.

Wholesale Revenue.    Our wholesale sales for the year ended June 28, 2006 increased by $4,762,000, or 28.9%, to $21,244,000 from $16,482,000 for the year ended June 29, 2005. This increase was primarily the net result of the following factors:

Keurig “K-cup” and other Third Party Wholesale sales.    Third party wholesale sales increased $4,890,000, or 46.0% to $15,514,000 led by strong growth in the Keurig “K-cup” sales which increased by 55.3%.

Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $129,000 for the year ended June 28, 2006 primarily because of a net decrease of 2.1% same store sales in fiscal 2006 for the Gloria Jean’s domestic system which reduced roasted coffee usage.

Franchise Revenue.    Our domestic franchise revenue decreased by $391,000, or 9.4%, to $3,775,000 for the year ended June 28, 2006 from $4,166,000 for the year ended June 29, 2005. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees and royalties received on sales at franchised locations. Of the decrease in domestic franchise revenue, $341,000 resulted from a reclassification of certain fees as a reduction of general and administrative marketing expenses. The balance of the decrease in franchise revenue of $50,000 resulted primarily from a 2.1% negative same stores sales for the Gloria Jean’s brand in the current year compared to fiscal 2005.

Cost of Sales and Related Occupancy Costs.    As a percentage of total revenue, these costs increased from 50.9% in fiscal 2005 to 54.6% in fiscal 2006. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 55.3% in fiscal 2005 to 58.3% in fiscal 2006. Retail cost of sales increased from 34.8% to 35.5% in the current year whereas wholesale cost of sales increased from 72.2% to 73.4% of wholesale sales in fiscal 2006 due to a higher percentage of higher cost Keurig business in the current year. Wholesale sales that carry a higher cost of goods sold than retail sales, also increased as a percentage of the retail and wholesale sales mix from 34.1% to 38.2%.

Operating Expenses.    Operating expenses for the year ended June 28, 2006, as a percentage of retail and wholesale sales, decreased modestly, from 36.1% of retail and wholesale sales in fiscal 2005 to 35.8% in the current year. Retail operating expenses increased from 47.7% of retail sales in fiscal 2005 to 49.5% in the current year primarily due to increased labor and supervision costs.

Depreciation and Amortization.    Depreciation and amortization increased $229,000, or 9.7% to $2,601,000 for the year ended June 28, 2006 from $2,372,000 for the year ended June 29, 2005 and resulted from an increase in capital improvements in the current year and toward the second half of the previous fiscal year.

General and Administrative Expenses.    Our general and administrative expense increased by $2,368,000, or 21.2%, to $13,546,000 for the year ended June 28, 2006. As a percentage of revenue, general and administrative expenses increased to 22.8% for the year ended June 28, 2006 from 21.3% for the year ended June 29, 2005. This increase resulted from $1,189,000 of salaries, consulting, and related costs, including $701,000 of salaries resulting from the departures of our former chief executive officer and vice president of information systems along with the realignment of those respective departments, as well as $263,000 of increase in salaries and consulting related to the company’s review of its purchasing and distribution process. In addition, the Company incurred $225,000 in salaries associated with store supervision, training, and marketing, $121,000 in salaries associated with training and franchise development primarily in an effort to grow our Gloria Jean’s brand, $268,000 in accounting and finance consulting fees primarily related to strategic planning projects and the restatement of the Company’s prior year financial statements, all of which was offset by $389,000 from the elimination of the current year corporate bonus accruals. We also incurred $403,000 of compensation expense for the current year due to the adoption of SFAS 123R “Share Based Payment” (“SFAS 123R”), in the first quarter of the fiscal 2006 along with a net $581,000 increase in legal fees. In addition, the Company incurred $243,000 of additional workers compensation charges from an increase in expected losses, outside services increased by $122,000 primarily from audit and tax fees expensed in the current fiscal year, but which were related to the 2005 fiscal year end audit and tax returns, and other costs of $138,000 net primarily associated with an increase in credit card processing fees. These increases were offset by, $131,000 savings in travel due to timing of the Gloria Jean’s annual conference and a reduction in overall advertising spending of $177,000 resulting from a change in the classification for coordination fees previously reflected in franchise income.

Interest Expense and Interest and Other Income, Net.    Interest and other income, net less Interest Expense totaled $432,000 for the year ended June 28, 2006 while Interest and other income, net les Interest Expense totaled $56,000 for the year ended June 29, 2005. The increase of $376,000 was primarily due to interest income on the notes receivables from the sale of our international Gloria Jean’s franchise operations.

Income Tax Benefit.    We had losses from continuing operations for the years ended June 28, 2006 and June 29, 2005. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the income tax benefit generated by the loss from continuing operations were $801,000 and $1,851,000 for the years ended June 28, 2006 and June 29, 2005, respectively. Due to the utilization of net operating loss carryforwards in the sale of the Gloria Jean’s international franchise operations and following an Internal Revenue Code Section 382 analysis, as of June 28, 2006, net operating loss carryforwards of $8,721,000 and $7,883,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2026, subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Due to the uncertainty of future taxable income, deferred tax assets resulting from the net operating loss carryforwards have been fully reserved.

Results of Discontinued Operations    As a result of the sale of the international Gloria Jean’s franchise operations on February 11, 2005 the results from this component of our business are presented as discontinued operations for the fiscal year ended June 29, 2005 in accordance with SFAS 144. In the year ended June 29, 2005 net income from discontinued operations was $17,938,000, net of $3,457,000 in taxes, including a gain of $15,795,000, net of $3,139,000 in taxes. The tax expense associated with the discontinued operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

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

General and Administrative Expenses.    Our general and administrative expense increased by $1,581,000, or 16.5%, to $11,178,000 for the year ended June 29, 2005. On a margin basis, general and administrative expenses increased to 21.3% of total revenue for the year ended June 29, 2005 from 18.9% of total revenue for the year ended June 30, 2004. This unfavorable 2.4% change for the current year was primarily the result of a $614,000 increase in costs related to actual and planned store growths in areas such as marketing, franchise sales, real estate, technology and development, $292,000 in increased independent audit and financial staffing costs, increased cost of Gloria Jean’s franchisee meetings of $211,000, and a $260,000 workers compensation refund received in the prior fiscal year period.

Provision for Asset Impairment and Restructuring Costs.    No provision was required in fiscal 2005. A provision of $94,000 was recorded in the prior year.

Interest Expense and Interest and Other Income, Net.    Interest and other income, net less Interest Expense was an expense of $318,000 in the year ended June 30, 2004, while Interest and other income, net less Interest Expense totaled $56,000 in the year ended June 29, 2005. This change was due to a lower level of outstanding debt in the current year and interest income on our increased cash generated from the proceeds on the sale of the international franchise operations.

Income Tax Benefit.    We had losses from continuing operations and income from discontinued operations for the years ended June 30, 2005 and June 30, 2004. In accordance with SFAS No. 109, the income tax benefits generated by the losses from continuing operations were $1,851,000 and $1,133,000 for the years ended June 29, 2005 and June 30, 2004, respectively. Due to the utilization of net operating loss carryforwards in the sale of the Gloria Jean’s international franchise operations and following an Internal Revenue Code Section 382 analysis, as of June 29, 2005, net operating loss carryforwards for federal income tax purposes of $3,615,000 are available to be utilized against future taxable income for years through fiscal 2024, subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Due to the uncertainty of future taxable income, deferred tax assets resulting from the net operating loss carryforwards have been fully reserved. As of June 29, 2005, there were no net operating loss carryforwards available for state income tax purposes.

Results of Discontinued Operations    As a result of the sale of the international Gloria Jean’s franchise operations on February 11, 2005 the results from this component of our business are presented as discontinued operations for the fiscal years ended June 29, 2005 and June 30, 2004 in accordance with SFAS 144. In the year ended June 29, 2005 net income from discontinued operations was $17,938,000, net of $3,457,000 in taxes, including a gain of $15,795,000, net of $3,139,000 in taxes. The tax expense associated with the discontinued operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations. In the year ended June 30, 2004 income from discontinued operations was $1,898,000, net of taxes of $1,161,000.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At June 28, 2006, we had working capital of $3,618,000, total capital lease obligations, deferred rent and deferred compensation of $1,334,000 and $24,267,000 of stockholders’ equity, compared to a working capital of $11,203,000, total capital lease obligations, deferred rent and deferred compensation of $780,000 and $31,522,000 of stockholders’ equity at June 29, 2005. As a result of the restructuring of our credit agreements as described in “Outstanding Debt and Financing Arrangements” below, available credit under our credit agreements were $5,000,000 and $5,250,000 as of June 28, 2006 and June 29, 2005, respectively.

Cash Flows

The following is a summary of our cash flows for the three years ended June 28, 2006:

	Fiscal Years Ended
	June 28, 2006	June 29, 2005	June 30, 2004
Cash flows provided by operating activities:
Net income (loss)	$(7,796,000)	$14,623,000	$251,000
Less: Income from discontinued operations, net	—	(2,143,000)	(1,898,000)
Gain on disposal of discontinued operations, net	—	(15,795,000)	—

Loss from continuing operations	(7,796,000)	(3,315,000)	(1,647,000)
Net non-cash charges to income	3,191,000	908,000	1,812,000
Net (increase) decrease in operating assets	(916,000)	(2,241,000)	173,000
Net increase in operating liabilities	814,000	1,942,000	541,000

Cash flows provided by (used in) continuing operating activities	$(4,707,000)	$(2,706,000)	$879,000
Cash flows provided by (used in) discontinued operations	—	(201,000)	2,877,000
Cash flows provided by (used in) investing activities	(3,246,000)	12,353,000	(2,438,000)
Cash flows used in financing activities	53,000	(752,000)	(2,144,000)

Net increase (decrease) in cash	(7,900,000)	8,694,000	(826,000)
Cash at beginning of year	10,493,000	1,799,000	2,625,000

Cash at end of year	$2,593,000	$10,493,000	$1,799,000

Capital commitments at end of year	$2,018,000	$2,065,000	$514,000

The decrease in cash from continuing operations in fiscal year 2006 as compared to fiscal years 2005 and 2004 is more fully enumerated in the consolidated statements of cash flows in the accompanying consolidated financial statements.

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

Cash provided by investing activities for the fiscal year ended June 29, 2005 increased $14,791,000 from cash used of $2,438,000 in fiscal 2004 to cash provided of $12,353,000 in fiscal 2005. The increase is primarily the result of the sale of international operations for $16,000,000 in cash offset by capital expenditures of $3,665,000.

The decrease in cash flows used in financing activities is the result of a net reduction of long-term debt and capital lease obligations from fiscal 2004 to fiscal 2005.

We had capital commitments at the end of the fiscal year 2006 totaling $2,018,000, of which $1,177,000 relates to opening new stores and $841,000 for remodeling, equipment and software upgrades for company operated retail units. We had capital commitments at the end of the fiscal year 2005 totaling $2,065,000, of which $1,228,000 relates to opening new stores and $837,000 for remodeling, equipment and software upgrades for company operated retail units and the Castroville roasting facility. Capital commitments at the end of the fiscal year 2004 totaled $514,000 of which $406,000 relates to opening a new store and $108,000 for remodeling and equipment for company operated retail units.

Outstanding Debt and Financing Arrangements

On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us to, at our election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants among others that limit the amount of indebtedness that we may have outstanding in relation to its tangible net worth. As of June 28, 2006, we were in compliance with all the covenants in the agreement. Notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase our common stock will be issued only upon a change in control. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, we immediately issued a $1,000,000 note under the facility, and used the proceeds of the note and other available cash to repay all outstanding debt with Bank of the West (“BOW”). On September 15, 2004, we issued a second note for $1,000,000 under this facility. Both the notes were fully repaid in fiscal year 2005, and thus a total of 455,184 warrants are issuable upon a change in control. We have issued 4,219 warrants as of June 28, 2006. As of June 28, 2006, we had no borrowings outstanding under the facility and the full amounts are available for borrowing at that date.

On June 30, 2004, we entered into Amendment No. 1 to Contingent Convertible Note Purchase Agreement (“Amendment No. 1”), which revised the definition of “Availability” to mean, on any date, the loan amount less the sum of the principal amounts then outstanding under the Note Purchase Agreement. Under the original Note Purchase Agreement, availability was calculated using a formula that reduced availability over time.

On November 4, 2005, we entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2006. The letter of credit facility is secured by a deposit account at Bank of the West. As of June 28, 2006, this deposit account had a balance of $583,000, which is shown as restricted cash on the consolidated balance sheets. As of June 28, 2006, $651,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of June 28, 2006, we were in compliance with all Bank of the West agreement covenants.

On March 31, 2006, we entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase our common stock will be issued with respect to repaid principal amounts only upon a change in control; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009 which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. We were in compliance with all agreement covenants as amended by Amendment No. 2 as of June 28, 2006.

Subsequent to the fiscal year-end 2006, we issued a note with a principal amount of $1,000,000 on August 23, 2006, pursuant to the $5,000,000 Contingent Convertible Note Purchase Agreement. The interest rate was 10.63% at the time of the note issuance.

On September 22, 2006, we entered into Amendment No. 3 to Contingent Convertible Note Purchase Agreement (“Amendment No. 3”). Amendment No. 3 (i) changes the date specified in the definition of “Maturity Date” from May 10, 2007 to June 30, 2008; (ii) adjusts the calculation of monthly payments to reflect the extended maturity date; (iii) removes a condition precedent to each loan that previously required there to be no material adverse effect or event reasonably likely to result in a material adverse effect before the obligation of the lender to purchase any note arose; (iv) amends the events of default so that an event that has, or is reasonably likely to have, a material adverse effect will not be considered such an event of default; (v) amends the notice requirements so that the Company is not required to give notice to the lender of any event that is reasonably likely to have a material adverse effect; and (vi) extends the exercise date of all warrants issued or to be issued under the Note Purchase Agreement to June 30, 2010.

In recent years, we have experienced recurring operating losses and negative cash flows from operations. We have taken steps to reduce future losses and with positive revenue trends, the cost control measures initiated by us should result in improved financial performance in the near term. We have announced our plans to strengthen our two core business segments by focusing the resources dedicated to our expanding wholesale business and by narrowing our retail focus to our franchise stores without significant capital investment. We also announced that we would exit our company operated Diedrich and Coffee People retail locations through the previously disclosed transaction with Starbucks Corporation.

While our management fully expects that the transaction with Starbucks Corporation will be completed, there are no absolute assurances that this will occur. In the unlikely event that the transaction is not fully completed, the anticipated improvement in our cash flow and financial condition would reflect only the cost control measures initiated by us and any portion of the transaction that is completed.

Based on the terms of our credit agreements, as amended, our management’s expectations that the transaction to exit the company operated Diedrich and Coffee People retail locations will be completed, the focus on growing the wholesale and franchise business segments, the status of our balance sheet and the overall business outlook for us and the specialty coffee market, our management believes that cash from ongoing operations, the anticipated proceeds from the sale transaction and funds available to us from our current credit agreements will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months.

Off-Balance Sheet Arrangements

As of June 28, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and commitments as of June 28, 2006:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Capital leases (including interest)	$504	$44	$88	$88	$284
Company operated retail locations and other operating leases	27,463	4,112	7,421	5,924	10,006
Franchise operated retail locations operating leases	20,168	4,203	6,037	4,250	5,678
Green coffee commitments	1,874	1,874	—	—	—

	$50,009	$10,233	$13,546	$10,262	$15,968

We have also entered into employment agreements with two senior executive officers that provide for severance payments in the event that these individuals are terminated without cause or that they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. Our Company’s maximum liability for severance under the contracts is currently $368,000. Because such amounts are contingent they have not been included in the above table.

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for 10 to 20 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 79 Gloria Jean’s franchise locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for making payments thereunder. Our maximum theoretical future exposure at June 28, 2006, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $20,168,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord that is less than the sum of all remaining future rents and other amounts payable.

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

Estimated Liability for Closing Stores

We make decisions to close stores based on prospects for estimated future profitability and sometimes we are forced to close stores due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our management team evaluates each store’s performance every period. When stores continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve the performance of an unprofitable store. Based on the management team’s judgment, we estimate the future net cash flows. If we determine that the store will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the store, we may close the store. Additionally, franchisees may close stores for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed store if we decide not to operate it as a company operated store. Effective January 1, 2003, we establish the estimated liability on the actual closure date which is generally the date on which we cease to receive economic benefit from the unit. Prior to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), on January 1, 2003, we established the estimated liability when we identified a store for closure, which may or may not have been the actual closure date. We also review the net cash flows to determine the need to provide for asset impairment.

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

Stock-Based Compensation

As discussed in the notes to consolidated financial statements, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. Prior to June 30, 2005, we elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation.” Because of this election, we were required to make certain disclosures of pro forma net income assuming we had adopted SFAS No. 123. Starting June 30, 2005, we adopted the provisions of SFAS 123R, which sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

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

Valuation Allowance for Net Deferred Tax Assets and Contingencies

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of June 28, 2006, our net deferred tax assets and related valuation allowance totaled approximately $5,094,000.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the new requirements in our fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have not yet determined the impact, if any, of adopting FIN 48 on our consolidated financial statements.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At June 28, 2006, we had a $5,000,000 note facility with no outstanding balance, which could be affected by changes in short term interest rates. At fiscal year-end, the interest rate was 10.81%.

Commodity Price Risk

Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity-based financial instruments to hedge against fluctuations in the price of green coffee. To ensure that we have an adequate supply of green coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At June 28, 2006, we had commitments to purchase coffee through fiscal year 2007, totaling $1,874,000 for 1,215,000 pounds of green coffee, the majority of which were fixed as to price. The coffee scheduled to be delivered to us in fiscal year 2007 pursuant to these commitments will satisfy approximately 25% of our anticipated green coffee requirements for the fiscal year. Assuming we require approximately 3,364,000 additional pounds of green coffee during fiscal 2007 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $34,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

We have agreed to indemnify and hold KPMG LLP harmless against and from any and all legal costs and expenses incurred by KPMG LLP in successful defense of any legal action or proceeding that arises as a result of KPMG LLP’s consent to the incorporation by reference of its audit report on our past financial statements incorporated by reference herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

KPMG LLP (KPMG) was previously our principal accountants. On October 26, 2004, the Audit Committee approved the dismissal of KPMG as our principal accountants upon the acceptance by BDO Seidman, LLP of its appointment to serve in such capacity. The decision to change auditors was recommended and approved by the Audit Committee.

The audit report of KPMG on our consolidated financial statements as of and for the fiscal year ended June 30, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the fiscal year ended June 30, 2004 and the subsequent interim period through October 26, 2004, there were no disagreements or reportable events with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to KPMG’s satisfaction would have caused KPMG to make reference in connection with its opinion to the subject matter of the disagreement or reportable event, except as described below:

In performing its audit of our consolidated financial statements for the year ended June 30, 2004, KPMG noted a matter involving our internal controls that it considered to be a reportable condition. A “reportable condition,” which may or may not be determined to be a material weakness, involves matters relating to significant deficiencies in the design or operation of internal controls that, in KPMG’s judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The reportable conditions, which were not considered by us to be material weaknesses, noted that we do not have adequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions. Specifically, KPMG noted that in the fourth quarter of fiscal year 2004 we recognized $113,000 in franchise revenue related to a terminated area development agreement when it should have been recognized in the first fiscal quarter, which resulted in the restatement of our first fiscal quarter results. It also noted that we had not fully addressed the impact of accounting for the warrants associated with the convertible debt issued in May 2004, and had not timely completed the assessment necessary to implement Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” We authorized KPMG to respond fully to the inquiries of BDO Seidman, LLP regarding the events described above.

For the fiscal year ended June 30, 2004 and the subsequent interim period through October 26, 2004, we did not consult with BDO Seidman, LLP regarding the application of accounting principles to a specified transaction, type of audit opinion that might be rendered on our financial statements, or any other accounting, auditing or reporting matters.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of June 28, 2006. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 28, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2006.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2006.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our common stock may be issued as of June 28, 2006.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	941,333 (1)	$4.94	387,001 (2)

Total	941,333	$4.94	387,001

(1)	Represents options to purchase shares of our common stock issued under: the Diedrich Coffee, Inc. 2000 Equity Incentive Plan; the Stock Option Plan and Agreement with Roger M. Laverty; the Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan; and the Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan.

(2)	Represents securities available for issuance under the Diedrich Coffee, Inc. 2000 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2006.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 28, 2006.

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

DIEDRICH COFFEE, INC.

September 26, 2006	By:	/s/ STEPHEN V. COFFEY
Stephen V. Coffey
Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL HEESCHEN Paul Heeschen	Chairman of the Board of Directors	September 26, 2006

/s/ STEPHEN V. COFFEY Stephen V. Coffey	Chief Executive Officer	September 26, 2006

/s/ SEAN M. MCCARTHY Sean M. McCarthy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2006

/s/ LAWRENCE GOELMAN Lawrence Goelman	Director	September 26, 2006

/s/ RICHARD SPENCER Richard Spencer	Director	September 26, 2006

/s/ TIMOTHY J. RYAN Timothy J. Ryan	Director	September 26, 2006

/s/ GREG PALMER Greg Palmer	Director	September 26, 2006

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diedrich Coffee, Inc.:

We have audited the accompanying consolidated balance sheets of Diedrich Coffee, Inc. and subsidiaries (the “Company”) as of June 28, 2006 and June 29, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the supplementary information included in Schedule II. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1 to the consolidated financial statements, effective June 30, 2005, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment.”

As described in Note 2, the Company has suffered continuing losses from operations resulting in decreased working capital availability and the Company management has implemented certain actions and plans including the potential sale of its retail operations to address its financial condition and liquidity.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. and subsidiaries as of June 28, 2006 and June 29, 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California

August 18, 2006, except as to Note 16,

which is as of September 14, 2006

and Note 2 and last paragraphs

of Notes 7 and 9, which are as of

September 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diedrich Coffee, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Diedrich Coffee, Inc. and subsidiaries for the year ended June 30, 2004. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Diedrich Coffee, Inc. and subsidiaries for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California

August 20, 2004, except as to paragraphs 3, 4, 5, 6 and 7 of note 1,

which are as of September 22, 2005

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 28, 2006	June 29, 2005
Assets
Current assets:
Cash	$2,593,000	$10,493,000
Restricted cash	583,000	—
Accounts receivable, less allowance for doubtful accounts of $1,863,000 at June 28, 2006 and $1,392,000 at June 29, 2005	2,829,000	2,203,000
Inventories	3,846,000	3,426,000
Income tax refund	516,000	1,220,000
Current portion of notes receivable	1,137,000	1,165,000
Advertising fund assets, restricted	217,000	218,000
Prepaid expenses	426,000	489,000

Total current assets	12,147,000	19,214,000
Property and equipment, net	9,088,000	7,974,000
Goodwill	8,179,000	8,179,000
Notes receivable	3,972,000	4,554,000
Cash surrender value of life insurance policy	391,000	—
Other assets	353,000	392,000

Total assets	$34,130,000	$40,313,000

Liabilities and Stockholders’ Equity

Current liabilities:
Current installments of obligations under capital leases	$19,000	$85,000
Accounts payable	2,929,000	2,642,000
Accrued compensation	2,481,000	2,886,000
Accrued expenses	1,779,000	1,366,000
Franchisee deposits	599,000	632,000
Deferred franchise fee income	104,000	91,000
Advertising fund liabilities	217,000	218,000
Accrued provision for store closure	401,000	91,000

Total current liabilities	8,529,000	8,011,000
Obligations under capital leases, excluding current installments	309,000	328,000
Deferred rent	603,000	452,000
Deferred compensation	422,000	—

Total liabilities	9,863,000	8,791,000

Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,308,000 shares at June 28, 2006 and 5,273,000 shares at June 29, 2005	53,000	53,000
Additional paid-in capital	59,022,000	58,481,000
Accumulated deficit	(34,808,000)	(27,012,000)

Total stockholders’ equity	24,267,000	31,522,000

Total liabilities and stockholders’ equity	$34,130,000	$40,313,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 28, 2006	Year Ended June 29, 2005	Year Ended June 30, 2004
Net revenue:
Retail sales	$34,428,000	$31,890,000	$31,617,000
Wholesale and other	21,244,000	16,482,000	14,861,000
Franchise revenue	3,775,000	4,166,000	4,407,000

Total revenue	59,447,000	52,538,000	50,885,000

Costs and expenses:
Cost of sales and related occupancy costs	32,440,000	26,765,000	24,642,000
Operating expenses	19,947,000	17,449,000	16,701,000
Depreciation and amortization	2,601,000	2,372,000	2,315,000
General and administrative expenses	13,546,000	11,178,000	9,597,000
Provision for asset impairment and restructuring costs	—	—	94,000
Gain on asset disposals	(58,000)	(4,000)	(2,000)

Total costs and expenses	68,476,000	57,760,000	53,347,000

Operating loss from continuing operations	(9,029,000)	(5,222,000)	(2,462,000)
Interest expense	(116,000)	(223,000)	(348,000)
Interest and other income, net	548,000	279,000	30,000

Loss from continuing operations before income tax benefit	(8,597,000)	(5,166,000)	(2,780,000)
Income tax benefit	(801,000)	(1,851,000)	(1,133,000)

Loss from continuing operations	(7,796,000)	(3,315,000)	(1,647,000)
Discontinued operations:
Income from discontinued operations, net of $0, $318,000 and $1,161,000 taxes, respectively	—	2,143,000	1,898,000
Gain on sale of discontinued operations, net of $3,139,000 taxes	—	15,795,000	—

Net income (loss)	$(7,796,000)	$14,623,000	$251,000

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(1.47)	$(0.64)	$(0.32)

Income from discontinued operations, net	$—	$3.44	$0.37

Net income (loss)	$(1.47)	$2.80	$0.05

Weighted average and equivalent shares outstanding:
Basic and diluted	5,303,000	5,218,000	5,161,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 2, 2003	5,161,000	$52,000	$58,036,000	$(41,886,000)	$16,202,000
Stock compensation expense	—	—	22,000	—	22,000
Net income	—	—	—	251,000	251,000

Balance, June 30, 2004	5,161,000	52,000	58,058,000	(41,635,000)	16,475,000
Exercise of stock options	112,000	1,000	367,000	—	368,000
Stock compensation expense	—	—	47,000	—	47,000
Common Stock warrants	—	—	9,000	—	9,000
Net income	—	—	—	14,623,000	14,623,000

Balance, June 29, 2005	5,273,000	53,000	58,481,000	(27,012,000)	31,522,000
Exercise of stock options	35,000	—	138,000	—	138,000
Stock compensation expense	—	—	403,000	—	403,000
Net loss	—	—	—	(7,796,000)	(7,796,000)

Balance, June 28, 2006	5,308,000	$53,000	$59,022,000	$(34,808,000)	$24,267,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 28, 2006	Year Ended June 29, 2005	Year Ended June 30, 2004
Cash flows from operating activities:
Net income (loss)	$(7,796,000)	$14,623,000	$251,000
Income from discontinued operations	—	(2,143,000)	(1,898,000)
Gain on disposal of discontinued operations, net	—	(15,795,000)	—

Loss from continuing operations:	(7,796,000)	(3,315,000)	(1,647,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,601,000	2,372,000	2,315,000
Amortization and write off of loan fees	32,000	35,000	152,000
Amortization of note payable discount	—	7,000	—
Provision for bad debt	589,000	213,000	246,000
Income tax benefit	(801,000)	(1,851,000)	(1,133,000)
Provision for inventory obsolescence	86,000	89,000	210,000
Provision for asset impairment and restructuring	—	—	94,000
Provision for (reversal of) store closure	401,000	—	(70,000)
Stock compensation expense	403,000	47,000	22,000
Notes receivable issued for franchise fees	(62,000)	—	(22,000)
Gain on disposal of assets	(58,000)	(4,000)	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,215,000)	(866,000)	172,000
Inventories	(506,000)	(714,000)	(414,000)
Notes receivable	(373,000)	(139,000)	—
Prepaid expenses	63,000	(158,000)	560,000
Income tax refund	1,505,000	—	—
Other assets	(390,000)	(364,000)	(145,000)
Accounts payable	286,000	498,000	36,000
Accrued compensation	16,000	812,000	767,000
Accrued expenses	435,000	619,000	6,000
Deferred franchise fees income and franchisee deposits	(20,000)	47,000	(66,000)
Accrued provision for store closure	(91,000)	(18,000)	(246,000)
Deferred rent	188,000	(16,000)	44,000

Net cash provided by (used in) continuing operations	(4,707,000)	(2,706,000)	879,000
Net cash provided by (used in) discontinued operations	—	(201,000)	2,877,000

Net cash provided by (used in) operating activities:	(4,707,000)	(2,907,000)	3,756,000
Cash flows from investing activities:
Capital expenditures for property and equipment	(3,826,000)	(3,665,000)	(2,530,000)
Proceeds from sale of discontinued operations	—	16,000,000	—
Proceeds from disposal of property and equipment	93,000	31,000	64,000
Acquisition of retail store	—	(80,000)	—
Issuance of notes receivable	—	—	(20,000)
Payments received on notes receivable	1,070,000	67,000	48,000
Investment in restricted money market account	(583,000)	—	—

Net cash provided by (used in) investing activities	(3,246,000)	12,353,000	(2,438,000)

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended June 28, 2006	Year Ended June 29, 2005	Year Ended June 30, 2004
Cash flows from financing activities:
Payments on long-term debt	—	(1,983,000)	(2,967,000)
Payments on capital lease obligations	(85,000)	(137,000)	(177,000)
Exercise of stock options	138,000	368,000	—
Borrowings under credit agreement	—	1,000,000	1,000,000

Net cash provided by (used in) financing activities	53,000	(752,000)	(2,144,000)

Net increase (decrease) in cash	(7,900,000)	8,694,000	(826,000)
Cash at beginning of year	10,493,000	1,799,000	2,625,000

Cash at end of year	$2,593,000	$10,493,000	$1,799,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$83,000	$357,000	$153,000

Income taxes	$50,000	$2,828,000	$37,000

Non-cash transactions:
Issuance of notes receivable	$66,000	$7,020,000	$42,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies and Practices

Business

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler, retailer and franchiser whose brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Company owns and operates 52 retail locations and is the franchiser of 148 retail locations as of June 28, 2006, all of which are located in 33 states. The Company also has over 800 wholesale accounts with businesses and restaurant chains. In addition, the Company operates a coffee roasting facility in central California that supplies freshly roasted coffee beans to its retail locations and to its wholesale customers.

Basis of Presentation and Fiscal Year End

The consolidated financial statements include the accounts of Diedrich Coffee, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions are eliminated. The Company’s fiscal year end is the Wednesday closest to June 30. In fiscal years 2004, 2005 and 2006, this resulted in a 52-week year.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial results of Gloria Jean’s international franchise operations are reported as discontinued operations for all periods presented.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial results included in discontinued operations were as follows:

	Fiscal years ended
	June 28, 2006	June 29, 2005	June 30, 2004
Net revenue	—	$3,935,000	$3,740,000

Earnings from discontinued operations before income taxes	—	$2,461,000	3,059,000

Earnings from discontinued operations, net of $318,000 and $1,161,000 taxes, respectively	—	$2,143,000	1,898,000
Gain on sale of discontinued operations, net of $3,139,000 of taxes	—	15,795,000	—

Total income from discontinued operations, net of tax	—	$17,938,000	$1,898,000

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 and $9,500,000 of invested cash at June 28, 2006 and June 29, 2005, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on management’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company evaluates its allowance for doubtful accounts based upon knowledge of its customers and their compliance with credit terms. The evaluation process includes a review of customers’ accounts on a regular basis. The review process evaluates all account balances with amounts outstanding 90 days and other specific amounts for which information obtained indicates that the balance may be uncollectible. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding provision included in operating expenses. Account balances are charged off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income (Loss) Per Common Share

“Basic” earnings per share represents net earnings divided by the weighted average shares outstanding, excluding all potentially dilutive common shares. “Diluted” earnings per-share reflects the dilutive effect of all potentially dilutive common shares.

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company has performed annual evaluations of its goodwill since June 30, 2001 in order to properly state its goodwill (see Notes 6 and 11). No provision for impairment was recorded in fiscal 2004, 2005 and 2006.

Stock Option Plans

On June 30, 2005, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS 123R sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

The Company chose the modified-prospective transition alternatives in adopting SFAS No. 123R. Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeitures rate will be estimated for all options, as required by SFAS No. 123R.

Awards granted prior to the Company’s implementation of SFAS No. 123R were accounted for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net loss in the accompanying Consolidated Statements of Operations for the fiscal years ended June 29, 2005 and June 30, 2004 because all options granted under the Company’s plans had exercise prices equal to the market values of the underlying common stock on the date of grant.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma net income (loss) and pro forma net income (loss) per share, as if the fair value-based method of SFAS No. 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

	Year Ended June 29, 2005	Year Ended June 30, 2004
Net income (loss) as reported	$14,623,000	$251,000
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	47,000	22,000
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(528,000)	(926,000)

Pro forma net income (loss)	$14,142,000	$(653,000)

Basic and dilutive net income (loss) per share – as reported	$2.80	$0.05
Basic and dilutive net income (loss) per share – pro forma	$2.71	$(0.13)

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

	Year Ended June 28, 2006	Year Ended June 29, 2005	Year Ended June 30, 2004
Risk free interest rate	4.74%	4.00%	3.81%
Expected life	2 years	6 years	6 years
Expected volatility	56%	44%	57%
Expected dividend yield	0%	0%	0%

The Company uses a forfeiture rate of 4.9% for the fiscal year ended June 28, 2006.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144. This requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

Retail and wholesale sales are recorded when payment is tendered at point of sale for retail, and upon shipment of product for wholesale, respectively. Initial franchise fees are recognized when a franchised coffeehouse begins operations, at which time the Company has performed its obligations related to such fees.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Initial franchise fees are referred to as “Front end fees” in the table below. Such fees are collected (if applicable) before the franchised location begins operation, and are nonrefundable. Initial franchise fees apply primarily in the case of domestic franchise development. Franchise royalties are recognized as earned, based upon a percentage of a franchise coffeehouse sales over time.

The following table details the various components included in franchise revenue:

	June 28, 2006	June 29, 2005	June 30, 2004
Royalties	$3,362,000	$3,432,000	$3,658,000
Front end fees	413,000	393,000	428,000
Other	—	341,000	321,000

Total	$3,775,000	$4,166,000	$4,407,000

Barter Transaction

In fiscal year 2004, the Company recorded a charge reducing holiday gift pack inventory to its net realizable value and exchanged $67,000 of this impaired inventory for advertising barter credits valued by the barter provider in excess of the impaired inventory value. The Company recorded the advertising credits as a prepaid expense at the $67,000 net realizable value of the inventory exchanged. Additionally, in accordance with EITF No. 99-17, “Accounting for Advertising Barter Transactions,” the Company accounted for this transaction as a sale, recording revenue and cost of sales of $67,000, leaving no net impact to income (loss). There were no barter transactions during the 2005 and 2006 fiscal years.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales and related occupancy costs. A corresponding amount is billed to the Company’s wholesale customers, and is included as a component of wholesale and other revenue.

Advertising and Promotion Costs

The following table details the components of advertising and promotion costs:

	Fiscal Years Ended
Advertising and Promotion Costs:	June 28, 2006	June 29, 2005	June 30, 2004
Advertising and promotion payments	$1,796,000	$2,165,000	$1,926,000
Less franchisee ad fund contributions	1,173,000	1,116,000	1,060,000

Net advertising and promotion payments	$623,000	$1,049,000	$866,000

Included in general and administrative expense	$159,000	$336,000	$140,000
Included in operating expenses	464,000	713,000	726,000

Total advertising and promotion expense	$623,000	$1,049,000	$866,000

Total advertising and promotion costs are for all Company brands sold in company-operated and franchise units. Franchisees are required to contribute 2% of sales to an ad fund that is segregated and designated for advertising. The Company acts as an agent for the franchisees with regard to these contributions. The Company consolidates the fund into its financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expenses, in accordance with SFAS No. 45,

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Accounting for Franchisee Fee Revenue”. As discussed in this Note 1 below, in Variable Interest Entities, the Company began to consolidate the advertising fund as of June 30, 2004, also on a net basis, as required for accounting periods ending after March 15, 2004.

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

	Beginning Balance	Amounts Charged to Expense	Adjustments	Cash Payments	Ending Balance
Accrued provision for store closure
Year ended June 29, 2005	$109,000	$—	$—	$(18,000)	$91,000
Year ended June 28, 2006	$91,000	$401,000	$(75,000)	$(16,000)	$401,000

Amounts charged to expense for the years ended June 29, 2005 and June 28, 2006 were $0 and $401,000, respectively.

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

The Company acquired its franchise operations in 1999. At June 28, 2006, there were 148 domestic franchise units, all of which are owned by franchisees. The Company, as the franchisor, receives royalty fees on franchise sales, but has no equity interest and does not share in profits or losses of the franchise operation. The franchisees make the key decisions that impact the success of their operations. The Company’s rights are protective in nature and are designed to preserve the value of the brand that it licenses to the franchisee through the franchise agreement. Of the 148 domestic franchise locations, the Company provides subordinated financial support to the extent that it is the primary lessee on 86 of the coffeehouse leases and subleases the premises to the franchisees on a pass-through basis on the same terms as the primary lease. The franchisees generally pay rent directly to the primary lease landlord.

The Company calculated the present value of the subordinated financial support provided to each of the franchisees by the lease arrangements and compared it to the overall subordinated financing support as defined by FIN 46R and determined that for all but six stores the Company was providing less than 50% of the franchisees’ total subordinated financial support. For the remaining four stores a further quantitative test of the franchisee’s equity indicated that it was well above the 10% minimum and that the franchisee would not be considered a VIE. The remaining two stores may be considered a VIE, however, the consolidation of this franchisee would be immaterial.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s franchise agreements require that the franchisees pay an advertising fund contribution of 2% of franchise sales. These funds are maintained in a segregated fund and used to pay for franchise brand marketing. All contributions are used solely for brand advertising and none are revenue or income to the Company. The fund is administered by an employee of the Company and is subject to audit by a franchisee committee. In the event that the advertising fund in not sufficient to pay all outstanding invoices, the Company could be contingently liable for their payment. Accordingly, the Company determined that consolidation of the fund is appropriate under FIN 46R and adopted it in the quarter ended June 30, 2004. The Company included $217,000 and $218,000 of advertising fund assets, restricted, and advertising fund liabilities in the consolidated balance sheet as of June 28, 2006 and June 29, 2005, respectively. Advertising fund assets are primarily cash, which is segregated and restricted to use for franchise brand advertising. Advertising fund liabilities consist mainly of accounts payable, accrued expenses and deferred obligations. As noted in “Advertising and Promotion Costs” above, the advertising contributions and disbursements are reported in the consolidated statement of operations on a net basis whereby contributions are recorded as offsets to the Company’s reported operating and general and administrative expenses.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 15.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 6, 2005, FASB released FASB Staff Position (“FSP”) FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP affects companies that are engaged in construction activities on buildings or grounds, which are accounted for as operating leases. The FSP requires companies to expense rental costs associated with these leases starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005, which is the fourth quarter of fiscal 2006 for the Company. Retrospective application is permitted but not required. Our adoption of this FSP in the fourth quarter of fiscal 2006 did not have a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to prior periods to conform to the 2006 presentation.

2.    Liquidity and Management Plans

In recent years, the Company has experienced recurring operating losses and negative cash flows from operations. The Company has taken steps to reduce future losses and with positive revenue trends, the cost control measures initiated by the Company should result in improved financial performance in the near term. The Company has announced its plans to strengthen its two core business segments by focusing the resources dedicated to its expanding wholesale business and by narrowing its retail focus to its franchise stores without significant capital investment. The Company also announced that it would exit its company operated Diedrich and Coffee People retail locations through the previously disclosed transaction with Starbucks Corporation (see Note 16).

While Company management fully expects that the transaction with Starbucks Corporation will be completed, there are no absolute assurances that this will occur. In the unlikely event that the transaction is not fully completed, the anticipated improvement in the Company’s cash flow and financial condition would reflect only the cost control measures initiated by the Company and any portion of the transaction that is completed.

Based on the terms of the Company’s credit agreements, as amended (see Note 7), management’s expectations that the transaction to exit the Company operated Diedrich and Coffee People retail locations will be completed, the focus on growing the wholesale and franchise business segments, the status of the Company’s balance sheet and the overall business outlook for the Company and the specialty coffee market, management believes that cash from ongoing operations, the anticipated proceeds from the sale transaction and funds available to the Company from its current credit agreements will be sufficient to satisfy the working capital needs of the Company at the anticipated operating levels for at least the next twelve months.

3.    Inventories

Inventories consist of the following:

	June 28, 2006	June 29, 2005
Unroasted coffee	$1,522,000	$1,481,000
Roasted coffee	791,000	643,000
Accessory and specialty items	136,000	225,000
Other food, beverage and supplies	1,397,000	1,077,000

	$3,846,000	$3,426,000

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Notes Receivable

Notes receivable consist of the following:

	June 28, 2006	June 29, 2005
Notes receivable bearing interest at rates from 0% to 9.5%, payable in monthly installments varying between $115 and $4,268 and due between January, 2006 and October 1, 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement.	$206,000	$181,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2007 and January 31, 2011.	4,903,000	5,538,000
Less: current portion of notes receivable	(1,137,000)	(1,165,000)

Long-term portion of notes receivable	$3,972,000	$4,554,000

5.    Property and Equipment

Property and equipment is summarized as follows:

	June 28, 2006	June 29, 2005
Buildings	$365,000	$365,000
Leasehold improvements	9,195,000	7,870,000
Equipment	15,567,000	14,621,000
Furniture and fixtures	2,330,000	1,871,000
Construction in progress	224,000	604,000

	27,681,000	25,331,000
Accumulated depreciation and amortization	(18,593,000)	(17,357,000)

	$9,088,000	$7,974,000

Property held under capitalized leases in the amount of $958,000 at June 28, 2006 and June 29, 2005, is included in equipment. Accumulated amortization of such equipment amounted to $680,000 and $653,000 at June 28, 2006 and June 29, 2005, respectively.

6.    Intangible Assets

On February 1, 2005 the Company purchased a retail location from one of its franchisees which resulted in goodwill of $80,000.

The Company did not incur any goodwill impairment adjustments during fiscal years 2006, 2005 and 2004. It is possible that the assumptions used by management related to the evaluation of the Company’s goodwill may change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill by segment was as follows:

	June 28, 2006	June 29, 2005
Retail Operations	$1,347,000	$1,347,000
Wholesale Operations	6,311,000	6,311,000
Franchise Operations	521,000	521,000

Goodwill	$8,179,000	$8,179,000

7.     Debt

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of June 28, 2006, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. On May 10, 2004, upon entering into the agreement, the Company immediately issued a $1,000,000 note under the facility, and used the proceeds of the note and other available cash to repay all outstanding debt with Bank of the West. On September 15, 2004, the Company issued a second note for $1,000,000 under this facility. Both the notes were fully repaid in fiscal year 2005, and thus a total of 455,184 warrants are issuable upon a change in control. The Company has issued 4,219 warrants as of June 28, 2006. As of June 28, 2006, the Company had no borrowings outstanding under the facility and the full amounts are available for borrowing at that date.

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

On November 4, 2005, the Company entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2006. The letter of credit facility is secured by a deposit account at Bank of the West. As of June 28, 2006, this deposit account had a balance of $583,000, which is shown as restricted cash on the consolidated balance sheets. As of June 28, 2006, $651,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of June 28, 2006, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. The Company is in compliance with all agreement covenants as amended by Amendment No 2.

On September 22, 2006, the Company entered into Amendment No. 3 to Contingent Convertible Note Purchase Agreement (“Amendment No. 3”). Amendment No. 3 (i) changes the date specified in the definition of “Maturity Date” from May 10, 2007 to June 30, 2008; (ii) adjusts the calculation of monthly payments to reflect the extended maturity date; (iii) removes a condition precedent to each loan that previously required there to be no material adverse effect or event reasonably likely to result in a material adverse effect before the obligation of the lender to purchase any note arose; (iv) amends the events of default so that an event that has, or is reasonably likely to have, a material adverse effect will not be considered such an event of default; (v) amends the notice requirements so that the Company is not required to give notice to the lender of any event that is reasonably likely to have a material adverse effect; and (vi) extends the exercise date of all warrants issued or to be issued under the Note Purchase Agreement to June 30, 2010.

8.    Commitments and Contingencies

Lease Commitments

As of June 28, 2006, the Company leases warehouse and office space in Irvine, California, and Castroville, California, as well as 52 retail locations. The leases expire at various dates through November 2017. The leases for four of the coffeehouse locations are guaranteed by an officer or director of the Company. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under non-cancelable operating leases, franchise-system operating leases and capital leases, and minimum future sublease rentals expected to be received as of June 28, 2006, are as follows:

Year Ending June	Capital Leases	Non-Cancelable Operating Leases (D)
		Total	Company operated retail locations and other (A)	Gloria Jean’s Franchise operated retail locations (B)	Other subleased locations (C)
2007	$44,000	$8,315,000	$3,659,000	$4,203,000	$453,000
2008	44,000	7,189,000	3,486,000	3,373,000	330,000
2009	44,000	6,269,000	3,351,000	2,664,000	254,000
2010	44,000	5,546,000	3,085,000	2,312,000	149,000
2011	44,000	4,629,000	2,566,000	1,938,000	125,000
Thereafter	285,000	15,685,000	9,708,000	5,678,000	299,000

	505,000	$47,633,000	$25,855,000	$20,168,000	$1,610,000

Less: amount representing interest (8% to 15%)	(177,000)

Present value of minimum lease payments	328,000
Less current installments	(19,000)

Obligations under capital leases, excluding current installments	$309,000

(A)	Includes Irvine and Castroville office and warehouse space and company operated retail locations.

(B)	The Company is liable on the master leases for 79 Gloria Jean’s franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations, and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making payments under the master lease. The Company’s maximum theoretical future exposure at June 28, 2006, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $20,168,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents and other amounts payable.

(C)	The Company has leased and subleased land and buildings to others including Diedrich franchisees. Many of these leases provide for fixed payments with contingent rents when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. The Company directly pays the rents on these master leases, and collects associated rent amounts directly from its sublessees.

(D)	Some leases provide for CPI increases in renewals.

Rent expense under operating leases approximated $5,245,000, $4,537,000, and $4,238,000 for the years ended June 28, 2006, June 29, 2005, and June 30, 2004, respectively.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Commitments

At June 28, 2006, the Company had commitments to purchase coffee through fiscal year 2007, totaling $1,874,000 for 1,215,000 pounds of green coffee, the majority of which were fixed as to price. Such contracts are generally short-term in nature, and the Company believes that their cost approximates fair market value.

Capital Commitments

At June 28, 2006, the Company had capital commitments of $2,018,000 comprised of $1,177,000 for opening new stores and $841,000 for remodels, equipment and software upgrades.

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

During fiscal 2004, the Company issued Marty Lynch, the Company’s former CFO, and Sean McCarthy, the CFO (held the position as Vice President Controller in 2004), 150,000 and 20,000, respectively, options to purchase shares of the Company’s common stock at a per share price of $3.38 and $3.69, respectively, which were below market value. The options were granted under the 2000 Equity Incentive Plan previously approved by stockholders. The Company recognized $22,000 in compensation expense related to these options in accordance with the provisions of APB 25.

During fiscal 2005, the Company issued Paul Heeschen, Lawrence Goelman, Peter Churm, Richard Spencer and Randy Powell, as members of the Company’s Board of Directors, 15,000 options each to purchase shares of the Company’s common stock at a per share price of $4.65, which was below market value. The options were granted under the 2000 Equity Incentive Plan previously approved by stockholders. In 2005, the Company recognized $47,000 in compensation expense related to these options in accordance with the provisions of APB 25.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding the Company’s stock options is summarized below:

	Options	Weighted Average Exercise Price
Number of options authorized for future grant at June 28, 2006	361,084

Outstanding at July 2, 2003	748,867	$5.85
Granted	245,000	$3.52
Exercised	—	—
Forfeited	(24,625)	$5.13

Outstanding at June 30, 2004	969,242	$5.27
Granted	102,500	$4.63
Exercised	(111,666)	$3.29
Forfeited	(22,459)	$12.32

Outstanding at June 29, 2005	937,617	$5.27

Granted	150,000	$4.82
Exercised	(35,000)	$3.93
Forfeited	(111,284)	$7.87

Outstanding at June 28, 2006	941,333	$4.94

Weighted-average fair value of options granted:
Year ended June 30, 2004	$3.05
Year ended June 29, 2005	$4.76
Year ended June 28, 2006	$2.39
Options exercisable:
At June 30, 2004	521,239
At June 29, 2005	654,448
At June 28, 2006	786,332

The following table summarizes information about stock options outstanding at June 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding At June 28, 2006	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable At June 28, 2006 (1)	Weighted Average Exercise Price
$ 2.16 - $ 3.38	177,500	6.92	$3.27	177,500	$3.27
$ 3.44 - $ 3.44	200,000	6.82	3.44	200,000	3.44
$ 3.69 - $ 3.97	227,833	6.13	3.81	221,166	3.82
$ 4.14 - $ 4.65	227,500	8.92	4.50	94,166	4.52
$ 5.00 - $ 41.00	108,500	3.73	13.71	93,500	14.88

	941,333	6.83	4.94	786,332	5.00

(1)	The weighted average remaining life for the options exercisable at June 28, 2006 was 6.3 years at June 28, 2006.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option-based compensation expense included in the statement of operations for the fiscal year ended June 28, 2006 was approximately $403,000. As of June 28, 2006, there was approximately $234,000 of total unrecognized stock option-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.9 years. The total intrinsic value of options exercised during the year ended June 28, 2006 was approximately $100,000.

A summary of option activity under our stock option plans for the year ended June 28, 2006 is as follows:

Unvested Options	Options	Weighted-Average Grant-Date Fair Value ($)
Unvested options at June 29, 2005	283,000	3.92
Granted	135,000	4.82
Vested	(240,000)	3.90
Forfeited	(23,000)	4.48
Unvested options at June 28, 2006	155,000	4.64

The total fair value of vested options during the year ended June 28, 2006 was $937,000.

Stock Purchase Warrants

On May 8, 2001, in connection with the sale of 2,000,000 shares of Company common stock, the Company issued warrants to Sequoia Enterprises, L.P., of which the Company’s chairman, Paul C. Heeschen, is the general partner, to purchase 250,000 shares of the Company’s common stock at a price of $4.80 per share. Other investors also received warrants to purchase an additional 250,000 shares at a price of $4.80 per share. The warrants were exercisable immediately upon issuance and expire on May 8, 2011. At June 28, 2006, all 500,000 warrants were outstanding.

The terms of the Contingent Convertible Note Purchase Agreement (see Note 7) provide that upon a change of control, outstanding Notes are convertible into shares of the Company’s common stock at a price that is equal to the greater of the price of the stock on the date that Note is issued or 85% of the average price paid per share of common stock by a person who engages in a transaction that results in a change of control, as defined in the Agreement. The Notes are convertible only if and when a change of control event occurs. As Notes are paid, the Agreement provides that warrants are to be issued. The warrants are exercisable on substantially the same terms as the Notes are convertible. The warrants are also only exercisable if and when a change of control event occurs. The price of the Company’s common stock on May 10, 2004, the date that the first $1,000,000 Note was issued, was $3.95 per share. The price of the Company’s common stock on September 15, 2004, the date that the second $1,000,000 Note was issued, was $4.95 per share. Since both the Notes were fully paid off in fiscal year 2005, a total of 455,184 warrants are issuable. The Company has issued 4,219 warrants at June 28, 2006.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement. Amendment No. 2 contains among other things, clarification that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company. This amendment also extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009.

On September 22, 2006, the Company entered into Amendment No. 3 to Contingent Convertible Note Purchase Agreement. Amendment No. 3 extends the exercise date of all warrants issued or to be issued under the Note Purchase Agreement to June 30, 2010.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Income Taxes

The components of income tax benefit from continuing operations are as follows:

	Year Ended June 28, 2006	Year Ended June 29, 2005	Year Ended June 30, 2004
Current:
Federal	$(552,000)	$(1,578,000)	$(1,040,000)
State	(249,000)	(273,000)	(93,000)

	(801,000)	(1,851,000)	(1,133,000)

Deferred:
Federal	—	—	—
State	—	—	—

	$(801,000)	$(1,851,000)	$(1,133,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	June 28, 2006	June 29, 2005
Deferred tax assets:
Net operating loss carryforwards	$3,399,000	$1,229,000
Intangible assets	119,000	136,000
Property and equipment	2,634,000	2,584,000
Accrued expenses	1,019,000	883,000
Accrued provision for store closure	—	35,000
Other	736,000	340,000

Total gross deferred tax assets	7,907,000	5,207,000
Less: valuation allowance	(5,094,000)	(2,631,000)

Deferred tax liabilities:
Installment gain and other	(2,813,000)	(2,576,000)

Net deferred tax assets	$—	$—

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax provision (benefit) rate for continuing operations is as follows:

	Year Ended June 28, 2006	Year Ended June 29, 2005	Year Ended June 30, 2004
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	(1.9)	(3.6)	(3.0)
Goodwill and other non-deductible costs	0.1	—	0.7
Net operating loss utilization	—	29.3	(3.3)
Valuation allowance	22.6	(30.1)	—
Other	3.9	2.6	(1.2)

	(9.3)%	(35.8)%	(40.8)%

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. Due to the utilization of net operating loss carryforwards in the sale of the Gloria Jean’s international franchise operations and following a Section 382 analysis, as of June 28, 2006, net operating loss carryforwards of $8,721,000 and $7,883,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2026, subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating loss carryforwards have been fully reserved are available to be utilized against future taxable income for years through fiscal 2026, subject to possible annual limitation under the Internal Revenue Code.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance. As of June 28, 2006 and June 29, 2005, the valuation allowance was $5,094,000 and $2,631,000, respectively. The change in the valuation allowance during 2006 was an increase of $2,463,000.

11.    Impairment and Restructuring Charges

The Company recorded an asset impairment charge of $94,000 in fiscal 2004 to reduce the carrying value associated with one of its coffeehouses. This was comprised of a charge of $90,000 to write down the carrying amount of one Company operated coffeehouse, and a charge of $4,000 to terminate a lease obligation on a subleased location. No provision was required in fiscal 2005 and 2006.

12.    Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Year Ended June 28, 2006	Year Ended June 29, 2005	Year Ended June 30, 2004
Numerator:
Net loss from continuing operations	$(7,796,000)	$(3,315,000)	$(1,647,000)

Denominator:
Basic weighted average shares outstanding	5,303,000	5,218,000	5,161,000
Effect of dilutive securities	—	—	—

Diluted adjusted weighted average shares	5,303,000	5,218,000	5,161,000

Basic and diluted net loss per share from continuing operations	$(1.47)	$(0.64)	$(0.32)

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended June 28, 2006, June 29, 2005 and June 30, 2004, employee stock options of 941,000, 938,000, and 912,000, respectively, and warrants of 500,000 for each year (as described in note 9), were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. The 451,000 stock purchase warrants outstanding in 2006 and 2005 and the 4,200 stock purchase warrants outstanding in 2004, pursuant to terms of the Convertible Note Purchase Agreement were excluded from the computation of diluted earnings per share for the fiscal years ended June 28, 2006, June 29, 2005 and June 30, 2004 as their impact would have been anti-dilutive. The weighted average strike price of anti-dilutive securities for the years ended June 28, 2006, June 29, 2005 and June 30, 2004 was $5.00, $5.85 and $6.70, respectively.

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended June 28, 2006	Year Ended June 29, 2005	Year Ended June 30, 2004
Numerator:
Net income (loss)	$(7,796,000)	$14,623,000	$251,000

Denominator:
Basic and diluted weighted average shares outstanding	5,303,000	5,218,000	5,161,000

Basic and diluted net income (loss) per share	$(1.47)	$2.80	$0.05

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information of continuing operations of the Company’s reportable segments is shown in the following table. The other total assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property, plant and equipment. The other component of segment profit before tax includes corporate general and administrative expenses, provision for asset impairment and restructuring costs, depreciation and amortization expense, and interest expense.

	Retail Operations	Wholesale Operations	Franchise Operations	Other	Total
	(in thousands, except per share data)
Year ended June 28, 2006
Total revenue	$34,428	$21,244	$3,775	$—	$59,447
Interest expense	26	—	3	87	116
Depreciation and amortization	1,756	519	—	326	2,601
Segment profit (loss) before tax	(728)	2,772	2,405	(13,046)	(8,597)
Total assets as of June 28, 2006	$9,115	$13,742	$1,798	$9,475	$34,130
Year ended June 29, 2005
Total revenue	$31,890	$16,482	$4,166	$—	$52,538
Interest expense	34	—	21	168	223
Depreciation and amortization	1,505	588	—	279	2,372
Segment profit (loss) before tax	375	2,019	3,657	(11,217)	(5,166)
Total assets as of June 29, 2005	$8,499	$12,277	$2,635	$16,902	$40,313
Year ended June 30, 2004
Total revenue	$31,617	$14,861	$4,407	$—	$50,885
Interest expense	31	—	38	279	348
Depreciation and amortization	1,366	578	—	371	2,315
Segment profit (loss) before tax	935	2,284	4,051	(10,050)	(2,780)
Total assets as of June 30, 2004	$6,366	$11,797	$4,269	$2,786	$25,218

Intercompany sales from wholesale operations to retail operations of $ 2,607,000 for fiscal 2004, $2,819,000 for fiscal 2005 and $3,220,000 for fiscal 2006 have been eliminated.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Selected Quarterly Financial Data (Unaudited)

The quarterly results of operations for the years ended June 28, 2006 and June 29, 2005 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal 2006
Total revenue	$12,180	$14,943	$14,049	$18,275
Operating loss from continuing operations	(2,020)	(1,464)	(1,898)	(3,647)
Net loss	(1,552)	(1,442)	(1,684)	(3,118)
Basic and diluted income (loss) per share	(0.29)	(0.27)	(0.32)	(0.59)
Fiscal 2005
Total revenue	$11,214	$13,442	$11,624	$16,258
Operating loss from continuing operations	(1,301)	(265)	(877)	(2,779)
Loss from continuing operations	(1,344)	(315)	(873)	(2,634)
Income (loss) from discontinued operations before tax	883	841	19,851	(180)
Net income (loss)	(468)	522	15,601	(1,032)
Basic and diluted income (loss) per share	(0.09)	0.10	2.99	(0.20)

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

15.    Employee Benefit Plans

401(k) Plan

The Company has a 401(k) Plan that covers eligible employees. The contributions to this plan were $53,000, $55,000 and $44,000 for the fiscal years 2006, 2005 and 2004, respectively.

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a participant will be credited to the participant’s deferred compensation account. The plan further provides that the Company may

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts for the year ended June 28, 2006.

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

The Company has purchased a company-owned life insurance (“COLI”) contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of June 28, 2006 was $391,000 as shown in the accompanying consolidated balance sheets. Total life insurance policy death benefits payable were $14,864,000 at June 28, 2006. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements.

16.    Recent Developments

On September 14, 2006, the Company and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks has agreed to purchase the Company’s leasehold interests in most of the 47 locations where the Company operates retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement.

Pursuant to the asset purchase agreement, Starbucks will pay the Company up to $13,520,000 in cash, which includes payment of $120,000 as consideration for the Company’s agreement to a non-compete provision. The actual amount paid by Starbucks under the asset purchase agreement is dependent on which and how many of the Company Stores are ultimately transferred to Starbucks. Ten percent of the amount paid to the Company upon transfer of the Company Stores will be deposited into an escrow fund to be held in connection with the Company’s indemnification obligations. The Closing is expected to occur approximately 90 days after the date of the asset purchase agreement, provided that certain conditions, including that a specified minimum number of Company Stores are transferred to Starbucks at Closing, are met. After the Closing, the Company and Starbucks have agreed to use commercially reasonable efforts to transfer certain remaining Company Stores until approximately 150 days after the date of the asset purchase agreement or such other longer period as agreed to by the Company and Starbucks.

The Company and Starbucks have made certain customary representations, warranties and covenants in the asset purchase agreement. Specifically, they have agreed that, subject to a “fiduciary-out” provision and payment of a break-up fee, the Company will not (i) take any action to solicit any proposal from, (ii) furnish any

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information to, or (iii) participate in any discussions with, any entity other than Starbucks regarding any transaction involving the Company Stores. Upon termination of the asset purchase agreement under certain circumstances, including the Company’s entry into an alternative transaction involving the Company Stores, the Company shall pay Starbucks’ actual fees and expenses incurred in connection with the Transaction up to a maximum amount of $500,000; provided, however, that Starbucks is entitled to a minimum of $250,000, regardless of its actual fees and expenses. The asset purchase agreement also contains customary indemnification provisions for certain claims and provides for a basket of $100,000 and a cap of $2,000,000 for breaches of the Company’s representations and warranties contained in the asset purchase agreement.

The consummation of the transaction is subject to certain customary conditions, including: approval of the transaction by the Company’s stockholders; a specified minimum number of Company Stores transferred to Starbucks at Closing; the receipt by Starbucks of permits and approvals for at least 70% of certain Company Stores that are transferred if the Closing occurs within 90 days of the date of the asset purchase agreement; receipt of lease extensions of at least 10 years for at least 40% of certain Company Stores that are transferred; and, receipt of consents to the assignment of the leases for each of the Company Stores that are transferred, with estoppel provisions being agreed to for at least 50% of the Company Stores that are transferred. The asset purchase agreement contains customary termination provisions and may be terminated by either the Company or Starbucks if the Closing does not occur within 150 days from the date of the asset purchase agreement. The Company may also terminate the asset purchase agreement if the Closing has not occurred within 90 days, provided that Starbucks has not used commercially reasonable efforts to achieve the Closing.

As part of the asset purchase agreement, the Company has agreed to a non-compete provision that for three years after the Closing restricts the Company’s ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where a Company Store is presently located. The non-compete provision applies only to stores opened after the date of the asset purchase agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by the Company, or other non-retail businesses, or (3) the conversion of Company-operated stores existing on the date of the asset purchase agreement to franchise stores. The Company has also agreed that it will not solicit any Starbucks employee to enter the Company’s employment for three years after the Closing.

No assurances can be given that the asset purchase will be completed according to the foregoing terms, if at all.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provisions (Recoveries)	Additional Provisions Obtained in Acquisitions	Accounts Written Off	Balance at End of Period
Allowance for Bad Debt:
Year ended June 30, 2004	$1,375,000	$253,000	$0	$(473,000)	$1,155,000

Year ended June 29, 2005	$1,155,000	$829,000	$0	$(592,000)	$1,392,000

Year ended June 28, 2006	$1,392,000	$589,000	$0	$(118,000)	$1,863,000

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc.(1)

3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)

3.2	Bylaws of the Company(3)

4.1	Specimen Stock Certificate(4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP(5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP(5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Form of Warrant, dated May 8, 2001(2)

4.6	Registration Rights Agreement, dated May 8, 2001(2)

4.7	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(6)

10.1	Form of Indemnification Agreement(5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(19)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(8)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(9)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(10)*

10.6	Reserved.

10.7	Form of Diedrich Coffee Franchise Agreement(18)

10.8	Form of Gloria Jean’s Franchise Agreement(18)

10.9	Form of Area Development Agreement(18)

10.10	Employment Agreement with Roger M. Laverty, dated April 24, 2003(13)*

10.11	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(13)*

10.12	Employment Agreement with Martin A. Lynch, dated March 26, 2004(7)*

10.13	Employment Agreement with Matthew McGuinness, effective March 13, 2000(16)*

10.14	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001(18)*

10.15	Employment Letter regarding the employment of Carl Mount dated October 29, 1999(17)*

10.16	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch dated January 3, 2003(13)*

10.17	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant)(24)

10.18	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(14)

10.19	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(14)

10.20	Amendment No. 1 to Contingent Convertible Note Purchase Agreement dated June 30, 2004

10.21	Amendment No. 2 to Contingent Convertible Note Purchase Agreement dated March 31, 2006(22)

10.22	Mutual Release Agreement by and between Diedrich Coffee, Inc. and Roger M. Laverty, dated December 13, 2005(20)*

10.23	Engagement Agreement by and between Diedrich Coffee, Inc. and Stephen V. Coffey, dated December 14, 2005(20)*

10.24	Letter Agreement with Sean M. McCarthy, effective January 1, 2006(21)*

10.25	Agreement of Purchase and Sale of Assets by and between Starbucks Corporation, Diedrich Coffee, Inc. and Coffee People, Inc.

10.26	Form of Separation Agreement and Release with Martin Diedrich, effective October 28, 2004(23)*

10.27	Credit Agreement with Bank of the West dated November 4, 2005(25)

10.28	Amendment No. 3 to Contingent Convertible Note Purchase Agreement dated September 22, 2006

21.1	List of Subsidiaries(16)

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP

23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.

(6)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996 and declared effective on September 11, 1996.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 18, 2002, filed with the Securities and Exchange Commission on January 31, 2003.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2005.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2006.

(22)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2006.

(23)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2004.

(24)	Previously filed with this Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

(25)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 8, 2006, filed with the Securities and Exchange Commission on April 21, 2006.

EXHIBIT INDEX

Exhibit No.	Description
10.20	Amendment No. 1 to Contingent Convertible Note Purchase Agreement dated June 30, 2004

10.25	Agreement of Purchase and Sale of Assets by and between Starbucks Corporation, Diedrich Coffee, Inc. and Coffee People, Inc.

10.28	Amendment No. 3 to Contingent Convertible Note Purchase Agreement dated September 22, 2006

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP

23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002