Form 10-Q
period 2006-09-20
DIEDRICH COFFEE INC
filed 2006-11-06
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 20, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-21203

DIEDRICH COFFEE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0086628
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

28 Executive Park

Irvine, California 92614

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

As of October 31, 2006, there were 5,358,770 shares of common stock of the registrant outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 20, 2006	June 28, 2006
	(Unaudited)
Assets
Current assets:
Cash	$1,706,000	$2,593,000
Restricted cash	587,000	583,000
Accounts receivable, less allowance for doubtful accounts of $1,839,000 at September 20, 2006 and $1,863,000 at June 28, 2006	3,446,000	2,829,000
Inventories	3,716,000	3,846,000
Assets held for sale	6,182,000	6,568,000
Income tax refund	506,000	516,000
Current portion of notes receivable	1,206,000	1,137,000
Advertising fund assets, restricted	98,000	217,000
Prepaid expenses	787,000	426,000

Total current assets	18,234,000	18,715,000
Property and equipment, net	4,192,000	4,061,000
Goodwill	6,832,000	6,832,000
Notes receivable	3,509,000	3,972,000
Cash surrender value of life insurance policy	436,000	391,000
Other assets	147,000	159,000

Total assets	$33,350,000	$34,130,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$19,000	$19,000
Current installments of long-term debt	327,000	—
Accounts payable	3,103,000	2,929,000
Accrued compensation	2,135,000	2,481,000
Accrued expenses	1,849,000	1,779,000
Franchisee deposits	579,000	599,000
Deferred franchise fee income	85,000	104,000
Advertising fund liabilities	98,000	217,000
Accrued provision for store closure	471,000	401,000

Total current liabilities	8,666,000	8,529,000
Obligations under capital leases, excluding current installments	304,000	309,000
Long term debt, less unamortized discount of $25,000 at September 20, 2006, excluding current installments	648,000	—
Deferred rent	607,000	603,000
Deferred compensation	467,000	422,000

Total liabilities	10,692,000	9,863,000

Commitments and contingencies (notes 7 and 8)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; 5,349,000 and 5,308,000 shares issued and outstanding at September 20, 2006 and June 28, 2006, respectively	53,000	53,000
Additional paid-in capital	59,059,000	59,022,000
Accumulated deficit	(36,454,000)	(34,808,000)

Total stockholders’ equity	22,658,000	24,267,000

Total liabilities and stockholders’ equity	$33,350,000	$34,130,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended September 20, 2006	Twelve Weeks Ended September 21, 2005
Net revenue:
Wholesale and other	$5,120,000	$3,571,000
Franchise revenue	768,000	721,000
Retail sales	536,000	844,000

Total revenue	6,424,000	5,136,000

Costs and expenses:
Cost of sales and related occupancy costs	4,102,000	3,249,000
Operating expenses	1,565,000	929,000
Depreciation and amortization	230,000	252,000
General and administrative expenses	1,799,000	2,475,000
Gain on asset disposals	(12,000)	(5,000)

Total costs and expenses	7,684,000	6,900,000

Operating loss from continuing operations	(1,260,000)	(1,764,000)
Interest expense	(26,000)	(26,000)
Interest and other income, net	91,000	152,000

Loss from continuing operations before income tax benefit	(1,195,000)	(1,638,000)
Income tax benefit	—	(348,000)

Loss from continuing operations	(1,195,000)	(1,290,000)
Loss from discontinued operations	(451,000)	(262,000)

Net loss	$(1,646,000)	$(1,552,000)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.23)	$(0.24)

Loss from discontinued operations	$(0.08)	$(0.05)

Net loss	$(0.31)	$(0.29)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,308,000	5,287,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twelve Weeks Ended September 20, 2006	Twelve Weeks Ended September 21, 2005
Cash flows from operating activities:
Loss from continuing operations	$(1,195,000)	$(1,290,000)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	230,000	252,000
Amortization of loan fees	7,000	10,000
Provision (reduction) for bad debt	(25,000)	92,000
Income tax benefit	—	(342,000)
Provision for inventory obsolescence	9,000	5,000
Provision for store closure	70,000	—
Stock compensation expense	67,000	85,000
Notes receivable issued for franchise fees	(89,000)	(20,000)
Gain on disposals of assets	(12,000)	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(580,000)	(2,000)
Inventories	93,000	(240,000)
Prepaid expenses	(326,000)	(320,000)
Notes receivable	(84,000)	(84,000)
Other assets	(44,000)	5,000
Accounts payable	174,000	1,490,000
Accrued compensation	(292,000)	(294,000)
Accrued expenses	77,000	308,000
Franchisee deposits	(20,000)	(1,000)
Deferred franchise fee income	(19,000)	(9,000)
Accrued provision for store closure	—	(86,000)
Deferred rent	5,000	4,000

Net cash used in operating activities of continuing operations	(1,954,000)	(442,000)
Net cash (used in) provided by discontinued operations	(143,000)	169,000

Net cash used in operating activities	(2,097,000)	(273,000)

Cash flows used in investing activities:
Capital expenditures for property and equipment	(383,000)	(682,000)
Proceeds from disposal of property and equipment	12,000	—
Principal payments received on notes receivable	568,000	513,000
Investment in restricted money market account	(4,000)	—

Net cash provided by (used in) investing activities of continuing operations	193,000	(169,000)
Net cash used in discontinued operations	(12,000)	(714,000)

Net cash provided by (used in) investing activities	181,000	(883,000)

Cash flows provided by financing activities:
Exercise of stock options	34,000	119,000
Borrowings under credit agreement	1,000,000	—
Payments on capital lease obligations	—	(28,000)

Net cash provided by financing activities of continuing operations	1,034,000	91,000
Net cash used in discontinued operations	(5,000)	(5,000)

Net cash provided by financing activities	1,029,000	86,000

Net decrease in cash	(887,000)	(1,070,000)
Cash at beginning of period	2,593,000	10,493,000

Cash at end of period	$1,706,000	$9,423,000

Supplemental disclosures of cash flow information:
Non-cash transactions:
Value of common stock warrants recorded as debt discount	$25,000	$—

Cash paid during the period for:
Interest	$16,000	$8,000

Income taxes	$58,000	$—

Issuance of notes receivable	$89,000	$20,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 20, 2006

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2006.

In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

Discontinued Operations

On September 14, 2006, the Company and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks has agreed to purchase the Company’s leasehold interests in up to 40 of the 47 locations where the Company operates retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of Company’s Diedrich Coffee and Coffee People retail operations are reported as discontinued operations for all periods presented.

Assets held for sale in the Condensed Consolidated balance sheets include the following assets:

•	Property and equipment, net for Diedrich Coffee, Inc. and Coffee People, Inc. retail stores

•	Goodwill

•	Other assets

The following accounts are reflected in Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations:

•	Retail Revenues for Diedrich Coffee, Inc. and Coffee People, Inc.

•	Cost of sales and related occupancy costs

•	Operating expenses

•	Depreciation and amortization

•	General and administrative expenses

•	Interest expense

•	Provision for taxes paid

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the new requirements in its fiscal first quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

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

On June 30, 2005, the Company adopted the provisions of SFAS 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination rates within the valuation model. The expected term of options is derived from the output of the option valuation model and represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options were estimated using the Black-Scholes option-pricing model based on the following assumptions:

	TWELVE WEEKS ENDED
	September 20, 2006	September 21, 2005
Risk free interest rate	5.29%	4.23%
Expected life	2 years	6 years
Expected volatility	55%	75%
Expected dividend yield	0%	0%
Forfeiture rate	5.02%	3.91%

A summary of option activity under our stock option plans for the twelve weeks ended September 20, 2006 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 28, 2006	941,000	$4.94
Less:
Options exercised	(160,000)	3.38
Options canceled or expired	(66,000)	10.05

Options outstanding at September 20, 2006	715,000	4.81	6.7	$—

Options exercisable at September 20, 2006	560,000	$4.86	6.0	$—

Stock-based compensation expense included in the statement of operations for the twelve weeks ended September 20, 2006 was approximately $67,000 and for the twelve weeks ended September 21, 2005 was approximately $85,000. As of September 20, 2006, there was approximately $195,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.7 years. The total intrinsic value of options exercised during the twelve weeks ended September 20, 2006 was approximately $111,000.

A summary of the status of the Company’s unvested options as of September 20, 2006, and changes during the twelve weeks ended September 20, 2006, is presented below:

Unvested Options	Options	Weighted – Average Grant- Date Fair Value ($)
Unvested options at June 28, 2006	155,000	$4.64
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested options at September 20, 2006	155,000	$4.64

No options vested during the twelve weeks ended September 20, 2006.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 10.

Reclassifications

Certain reclassifications have been made to the September 21, 2005 unaudited condensed consolidated financial statements to conform to the September 20, 2006 presentation.

2. INVENTORIES

Inventories consist of the following:

	September 20, 2006	June 28, 2006
Unroasted coffee	$1,523,000	$1,522,000
Roasted coffee	743,000	791,000
Accessory and specialty items	192,000	136,000
Other food, beverage and supplies	1,258,000	1,397,000

Total inventory	$3,716,000	$3,846,000

3. NOTES RECEIVABLE

Notes receivable consist of the following:

	September 20, 2006	June 28, 2006
Notes receivable bearing interest at rates from 0% to 9.5%, payable in installments of between $115 and $4,268 and due between January 2006 and October 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement.	$228,000	$206,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments of between $1,000,000 and $2,000,000, due between January 31, 2007 and January 31, 2011.	4,487,000	4,903,000
Less: current portion of notes receivable	(1,206,000)	(1,137,000)

Long-term portion of notes receivable	$3,509,000	$3,972,000

4. ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended June 28, 2006	$91,000	$401,000	$(75,000)	$(16,000)	$401,000
Twelve weeks ended September 20, 2006	$401,000	$70,000	$—	$—	$471,000

Amounts charged to expense for the twelve weeks ended September 20, 2006 were $70,000.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share from continuing operations:

	Twelve Weeks Ended September 20, 2006	Twelve Weeks Ended September 21, 2005
Numerator:
Net loss from continuing operations	$(1,195,000)	$(1,290,000)

Denominator:
Basic weighted average shares outstanding	5,308,000	5,287,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,308,000	5,287,000

Basic and diluted net loss per share from continuing operations	$(0.23)	$(0.24)

For computation of net loss per share from continuing operations, all 715,000 and 906,000 options outstanding as of September 20, 2006 and September 21, 2005, respectively, were excluded because their inclusion would have been anti-dilutive. In addition, all 951,000 warrants to purchase shares of common stock as of September 20, 2006 and September 21, 2005, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Weeks Ended September 20, 2006	Twelve Weeks Ended September 21, 2005
Numerator:
Net loss	$(1,646,000)	$(1,552,000)

Denominator:
Basic weighted average shares outstanding	5,308,000	5,287,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,308,000	5,287,000

Basic and diluted net loss per share from continuing operations	$(0.31)	$(0.29)

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

	TWELVE WEEKS ENDED
	September 20, 2006	September 21, 2005
Revenue:
Wholesale	$5,120,000	$3,571,000
Franchise	768,000	721,000
Retail	536,000	844,000

Total revenue	$6,424,000	$5,136,000

Interest expense:
Wholesale	$—	$—
Franchise	—	2,000
Corporate	26,000	24,000

Total interest expense	$26,000	$26,000

Depreciation and amortization:
Retail	$50,000	$37,000
Wholesale	111,000	143,000
Corporate	69,000	72,000

Total depreciation and amortization	$230,000	$252,000

	TWELVE WEEKS ENDED
	September 20, 2006	September 21, 2005
Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$590,000	$301,000
Franchise	29,000	488,000
Retail	(23,000)	(32,000)
Corporate	(1,791,000)	(2,395,000)

Total segment loss from continuing operations before income tax provision	$(1,195,000)	$(1,638,000)

	September 20, 2006	June 29, 2006
Identifiable assets:
Assets held for sale	$4,835,000	$5,222,000
Retail	2,673,000	2,547,000
Wholesale	8,011,000	7,431,000
Franchise	1,010,000	1,276,000
Corporate	8,642,000	9,475,000

Tangible assets	25,171,000	25,951,000
Assets held for sale	1,347,000	1,347,000
Goodwill – Wholesale	6,311,000	6,311,000
Goodwill – Franchise	521,000	521,000

Total assets	$33,350,000	$34,130,000

7. LEASE CONTINGENCIES

The Company is liable on the master real property leases for 81 Gloria Jean’s franchise locations. Under the Company’s historical franchising business model, the Company executed the master lease for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making required to make all payments under the master lease. The Company’s maximum theoretical future exposure at September 20, 2006, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $19,641,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

8. OUTSTANDING FINANCING ARRANGEMENTS AND RESTRICTED CASH

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of September 20, 2006, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. A total of 455,184 warrants are issuable upon a change in control for previous debt repayments under this facility. The Company has issued 4,219 warrants as of September 20, 2006. On August 23, 2006, the Company

issued a $1,000,000 note under the facility and recorded a discount of $25,000 to reflect the value of the warrants as of the borrowing date. As of September 20, 2006, the Company had $4,000,000 available for future borrowing.

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

On November 4, 2005, the Company entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2007. The letter of credit facility is secured by a deposit account at Bank of the West. As of September 20, 2006, this deposit account had a balance of $587,000, which is shown as restricted cash on the consolidated balance sheets. As of September 20, 2006, $651,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of September 20, 2006, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of September 20, 2006, the Company was in compliance with all agreement covenants as amended by Amendment No 2.

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

9. DISCONTINUED OPERATIONS

The Company’s strategic direction will focus on growing the wholesale business segment and the related distribution channels, including franchise stores. As part of the plan to narrow the focus of the retail business segment to only franchise operations, the Company plans to close all Diedrich Coffee and Coffee People company-operated locations, but retain the two brands for its wholesale and franchise operations. In conjunction with the proposed transaction with Starbuck’s Corporation, the Company will exit any remaining Diedrich Coffee and Coffee People company-operated locations not included in the completed transaction.

On September 14, 2006, the Company and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks has agreed to purchase the Company’s leasehold interests in up to 40 of the 47 locations where the Company operates retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement.

Pursuant to the asset purchase agreement, Starbucks will pay the Company up to $13,520,000 in cash, which includes payment of $120,000 as consideration for the Company’s agreement to a non-compete provision, plus the amount of any prepaid items associated with the Company Stores that are transferred. The actual amount paid by Starbucks under the asset purchase agreement is dependent on which and how many of the Company Stores are ultimately transferred to Starbucks. Ten percent of the amount paid to the Company upon transfer of the Company Stores will be deposited into an escrow fund to be held in connection with the Company’s indemnification obligations. The Closing is expected to occur approximately 90 days after the date of the asset purchase agreement, provided that certain conditions, including that a specified minimum number of Company Stores are transferred to Starbucks at Closing, are met. After the Closing, the Company and Starbucks have agreed to use commercially reasonable efforts to transfer certain remaining Company Stores until approximately 150 days after the date of the asset purchase agreement or such other longer period as agreed to by the Company and Starbucks.

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

No assurances can be given that the asset purchase will be completed according to the foregoing terms, if at all.

Assets held for sale consisted of the following:

	September 20, 2006	June 28, 2006
Property and equipment, net	$4,642,000	$5,027,000
Goodwill, net	1,347,000	1,347,000
Other assets	193,000	194,000

Total assets held for sale	$6,182,000	$6,568,000

In accordance with SFAS 144, the financial results of the retail operations are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED
	September 20, 2006	September 21, 2005
Net revenue	$6,981,000	$7,044,000

Loss from discontinued operations, net of $0 income taxes	$(451,000)	$(262,000)

10. EMPLOYEE BENEFITS

401(k) Plan

The Company maintains a 401(k) Salary Deferral Plan (the “401(k) Plan”) for eligible employees. Employer matching contributions relating to the 401(k) Plan totaled $13,000 and $12,000 for the twelve weeks ended September 20, 2006 and September 21, 2005, respectively.

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, plan participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a plan participant will be credited to the plan participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts for the twelve weeks ended September 20, 2006 and September 21, 2005.

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

The Company has purchased a COLI contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of September 20, 2006 was $436,000 as shown in the accompanying consolidated balance sheets. Total death benefits payable were $14,908,000 at September 20, 2006. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements.

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

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors and Trends Affecting Diedrich Coffee and Its Business” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2006 and in other reports that we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statements whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc. and its subsidiaries.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent significant transactions that we believe are important in understanding our results of operations. This section also contains a discussion of trends in our operations and key performance indicators that we use to evaluate business results.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve weeks ended September 20, 2006 to the results for the twelve weeks ended September 21, 2005.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of September 20, 2006. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•	Critical accounting estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Business

We are a specialty coffee roaster, wholesaler and retailer and our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. We roast high quality specialty coffees at our roasting facility in central California and sell whole bean and ground coffees to our franchise partners, office coffee service distributors, foodservice customers including restaurants and hotels; other wholesale customers such as specialty retailers, and directly to individual consumers via our web stores. We believe that we are differentiated from other specialty coffee companies by the quality of our coffee products and the superior customer service that we provide to our customers. Our roasting recipes take into account the specific variety, origin and physical characteristics of each coffee bean to maximize its unique flavor.

As of September 20, 2006, we owned and operated 52 retail locations and franchised 149 other retail locations under these brands, for a total of 201 retail coffee outlets. As of September 20, 2006, our retail units were located in 33 states and we had over 800 wholesale accounts with office coffee service distributors, chain and independent restaurants and others.

Recent Developments

The Company’s strategic direction will focus on growing the wholesale business segment and the related distribution channels, including franchise stores. As part of the plan to narrow the focus of the retail business segment to only franchise operations, the Company plans to close all Diedrich Coffee and Coffee People company-operated locations, but retain the two brands for its wholesale and franchise operations. In conjunction with the proposed transaction with Starbucks Corporation, the Company will exit any remaining Diedrich Coffee and Coffee People company-operated locations not included in any completed transaction with Starbucks.

On September 14, 2006, we and Starbucks entered into an asset purchase agreement pursuant to which Starbucks has agreed to purchase our leasehold interests in up to 40 of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement.

Pursuant to the asset purchase agreement, Starbucks will pay us up to $13,520,000 in cash, which includes payment of $120,000 as consideration for our agreement to a non-compete provision, plus the amount of any prepaid items associated with the Company Stores that are transferred. The actual amount paid by Starbucks under the asset purchase agreement is dependent on which and how many of the Company Stores are ultimately transferred to Starbucks. Ten percent of the amount paid to us upon transfer of the Company Stores will be deposited into an escrow fund to be held in connection with our indemnification obligations. The Closing is expected to occur approximately 90 days after the date of the asset purchase agreement, provided that certain conditions, including that a specified minimum number of Company Stores are transferred to Starbucks at Closing, are met. After the Closing, we and

Starbucks have agreed to use commercially reasonable efforts to transfer certain remaining Company Stores until approximately 150 days after the date of the asset purchase agreement or such other longer period as agreed to by us and Starbucks.

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

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2006 and fiscal 2007 through the twelve weeks ended September 20, 2006, is set forth below:

	Units at June 29, 2005	Opened	Closed/ Sold	Net transfers between the Company and Franchise (A)	Units at June 28, 2006	Opened	Closed	Units at September 20, 2006 (B)
Gloria Jean’s Brand
Company Operated	11	1	(1)	(6)	5	—	—	5
Franchise	132	16	(15)	6	139	4	(3)	140

Subtotal Gloria Jean’s	143	17	(16)	—	144	4	(3)	145

Diedrich Coffee Brand
Company Operated	26	1	—	(1)	26	—	—	26
Franchise – Domestic	7	1	(1)	1	8	—	—	8

Subtotal Diedrich	33	2	(1)	—	34	—	—	34

Coffee People Brand
Company Operated	25	4	(7)	(1)	21	—	—	21
Franchise - Domestic	—	—	—	1	1	—	—	1

Subtotal Coffee People	25	4	(7)	—	22	—	—	22

Total	201	23	(24)	—	200	4	(3)	201

(A)	Six company operated Gloria Jean’s, one company operated Diedrich Coffee, and one company operated Coffee People coffeehouses were transferred to franchisees during fiscal year 2006.
(B)	On September 14, 2006, we and Starbucks entered into an agreement pursuant to which Starbucks has agreed to purchase our leasehold interests in up to 40 of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands. See “Recent Developments” above.

Seasonality and Quarterly Results

Historically, our business has experienced variations in sales and earnings from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, green coffee costs, competitive factors, marketing initiatives, weather and special or unusual events which are outside of our control. Our franchise partners are subject to the seasonal fluctuations that affect retailers in general. Because of the seasonality our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Results of operations

Twelve weeks ended September 20, 2006 compared with the twelve weeks ended September 21, 2005

Total Revenue. Total revenue for the twelve weeks ended September 20, 2006 increased by $1,288,000, or 25.1%, to $6,424,000 from $5,136,000 for the twelve weeks ended September 21, 2005. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended September 20, 2006 increased by $1,549,000, or 43.4%, to $5,120,000 from $3,571,000 for the twelve weeks ended September 21, 2005. Wholesale sales to OCS and foodservice customers for the twelve weeks ended September 20, 2006 increased by $1,520,000, or 59.7%, to $4,066,000 from $2,546,000 for the twelve weeks ended September 21, 2005 led by a 65.2% increase in Keurig “K-cup” sales. Sales of roasted coffee to our franchisees remained relatively flat at an increase of $28,000, or 2.7%, for the twelve weeks ended September 20, 2006 as compared to the twelve weeks ended September 21, 2005.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue increased by $47,000, or 6.5%, to $768,000 for the twelve weeks ended September 20, 2006 from $721,000 for the twelve weeks ended September 21, 2005. The increase was primarily due to a net increase of ten franchise stores since the beginning of the prior year. Comparable store sales at Diedrich franchise locations increased 0.4% and decreased 0.7% at Gloria Jean’s franchise locations during the first quarter.

Retail Sales. Retail sales for the twelve weeks ended September 20, 2006 decreased by $308,000, or 36.5%, to $536,000 from $844,000 for the prior year period. This decrease was primarily due to a net decrease of six company-operated Gloria Jean’s stores since September 21, 2005. Comparable store sales at Gloria Jean’s company-operated locations increased 6.0% during the first quarter. Retail sales from our internet website also increased by $69,000, or 51.1%, to $204,000 for the twelve weeks ended September 20, 2006 from $135,000 for the twelve weeks ended September 21, 2005.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended September 20, 2006 increased $853,000, or 26.3%, to $4,102,000 from $3,249,000 in the prior year period, but remained relatively flat as a percentage of total revenue at 63.9% in the current quarter when compared to 63.5% in the prior year. Wholesale cost of sales remained flat year over year at 74.0% as a percentage of wholesale revenue. Occupancy costs for the twelve weeks ended September 20, 2006 decreased $146,000, or 55.5%, to $117,000 from $263,000 in the prior year period primarily due to a decrease in franchise rent expense associated with closed stores.

Operating Expenses. Operating expenses for the twelve weeks ended September 20, 2006, as a percentage of retail and wholesale sales, increased from 21.0% of retail and wholesale sales for the twelve weeks ended September 21, 2005 to 27.7% for the twelve weeks ended September 20, 2006. This increase is the result of the realignment of certain functions of the franchise segment to include costs associated with salaries and related general and administrative functions previously reflected in general and administrative expenses in the prior year.

Depreciation and Amortization. Depreciation remained relatively flat with a slight decrease of $22,000 to $230,000 for the twelve weeks ended September 20, 2006 as compared to the twelve weeks ended September 21, 2005.

General and Administrative Expenses. Our general and administrative expenses decreased by $676,000, or 27.3%, to $1,799,000 for the twelve weeks ended September 20, 2006 compared to $2,475,000 for the twelve weeks ended September 21, 2005. As a percentage of total revenue, general and administrative expenses decreased from 48.2% for the twelve weeks ended September 21, 2005 to 28.0% for the twelve weeks ended September 20, 2006 due primarily as a result of the reclassification of salaries and related franchise direct overhead costs to operating expenses in the current year as a result of the realignment of certain functions.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $65,000 in the twelve weeks ended September 20, 2006 compared to $126,000 in the twelve weeks ended September 21, 2005. This change was the result of a reduction in interest income due to a decrease in invested cash compared to the prior year same period.

Income Tax Benefit. We had losses from continuing operations and from discontinued operations for the twelve weeks ended September 20, 2006 and September 21, 2005. In accordance with SFAS 109 “Accounting for Income Taxes”, the income tax benefit generated by the loss has been fully reserved due to the uncertainty of generating future taxable income.

Results of Discontinued Operations. As a result of the pending sale of the Diedrich Coffee and Coffee People retail stores, the results from these components of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Losses from discontinued operations were $340,000, net of $0 in taxes for the twelve weeks ended September 20, 2006. Losses from discontinued operations were $262,000, net of $0 in taxes for the twelve weeks ended September 21, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At September 20, 2006, we had cash of $1,706,000 as compared to $2,593,000 at June 28, 2006, and we had working capital of $9,568,000 at September 20, 2006 as compared to working capital of $10,186,000 at June 28, 2006. Total outstanding capital lease obligations decreased to $323,000 at September 20, 2006 from $328,000 at June 28, 2006. At September 20, 2006, we had $1,000,000 of outstanding long-term debt compared to $0 at June 28, 2006. From June 28, 2006 to September 20, 2006, stockholder’s equity decreased from $24,267,000 to $22,658,000.

The accounts receivable balance of $3,446,000 as of September 20, 2006 is an increase of $617,000 from the June 28, 2006 balance of $2,829,000. This increase is related to the seasonality of our business and to an increase in wholesale sales to third parties. The accounts payable balance of $3,103,000 as of September 20, 2006 is an increase of $174,000 from the June 28, 2006 balance of $2,929,000. This increase is also attributable to the seasonality of our business along with the increase in wholesale sales to third parties.

Cash Flows. Net cash used in operating activities for the twelve weeks ended September 20, 2006 totaled $2,097,000 as compared with $273,000 cash used in operating activities for the twelve weeks ended September 21, 2005. This increase is the net result of many factors more fully enumerated in the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying financial statements.

Net cash provided by investing activities for the twelve weeks ended September 20, 2006 totaled $181,000 as compared with net cash used of $883,000 for the twelve weeks ended September 21, 2005. During the twelve weeks ended September 20, 2006, a total of $383,000 was used to invest in property and equipment primarily related to retail stores of $267,000, our Castroville roasting facility $65,000 and our home office facility $51,000. These expenditures were partially offset by $568,000 of payments received on notes receivable.

Net cash provided by financing activities for the twelve weeks ended September 20, 2006 totaled $1,029,000 as compared to $86,000 for the twelve weeks ended September 21, 2005. The increase is primarily attributed to $1,000,000 in borrowings under our contingent convertible note purchase agreement during the twelve weeks ended September 20, 2006 with no comparable activity in the prior period.

Outstanding Debt and Financing Arrangements. On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of September 20, 2006, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. A total of 455,184 warrants are issuable upon a change in control for previous debt repayments under this facility. The Company has issued 4,219 warrants as of September 20, 2006. As of September 20, 2006, the Company had $1,000,000 of borrowings outstanding under the facility and $4,000,000 available for borrowing at that date.

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

On November 4, 2005, the Company entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2007. The letter of credit facility is secured by a deposit account at Bank of the West. As of September 20, 2006, this deposit account had a balance of $587,000, which is shown as restricted cash on the consolidated balance sheets. As of September 20, 2006, $651,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of September 20, 2006, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of September 20, 2006, the Company was in compliance with all agreement covenants as amended by Amendment No 2.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of September 20, 2006:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Capital leases (including interest)	$493	$44	$88	$88	$273
Company operated retail locations and other operating leases	27,775	4,208	7,680	6,052	9,835
Franchise operated retail locations operating leases	19,641	4,091	5,836	4,208	5,506
Green coffee commitments	1,657	1,561	96	—	—
Note payable	1,000	327	673	—	—

	$50,566	$10,231	$14,373	$10,348	$15,614

As of September 20, 2006, there were employment agreements with two of our officers that provide for severance payments in the event that these individuals are terminated by us without cause or they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. Our maximum theoretical liability for severance under the contracts is currently $368,000. Because these amounts are contingent, they have not been included in the table above.

As reflected in the table above, we have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 81 Gloria Jean’s franchise locations. Under our franchising business model, from time to time we execute the master lease for a location and enter into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master lease. Our maximum theoretical future exposure at September 20, 2006, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $19,641,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used

Each quarter, we evaluate the carrying value of individual stores when the operating results have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or a current expectation that a store will be sold or otherwise disposed of before the end of its previously estimated useful life. In making these judgments, we consider the period of time since the store was opened or remodeled, and the trend of operations and expectations for future sales growth. For stores selected for review, we estimate the future estimated cash flows from operating the store over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales.

The most significant assumptions in our analysis are those used when we estimate a unit’s future cash flows. We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information. If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated.

Impairment of Goodwill

At the reporting unit level, goodwill is tested for impairment at least annually or whenever an event or circumstance indicates that it is more likely than not that an impairment may have occurred. We consider the reporting unit level to be the segment level since the components within each segment have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. The impairment, if any, is measured based on the estimated fair value of the segment. Fair value can be determined based on discounted cash flows or valuations of similar businesses. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

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

The estimated liability for closing stores on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the present value of these estimated future payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in the provision for asset impairment and restructuring costs, net in our unaudited condensed consolidated statements of operations.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we become profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would expect to reverse our valuation allowance and credit income tax expense. In analyzing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of September 20, 2006, our net deferred tax assets were fully reserved with a related valuation allowance that totaled approximately $5,736,000.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding debt. At September 20, 2006, we had a $5,000,000 loan facility, with $1,000,000 outstanding balance that could be affected by changes in short term interest rates. We pay interest on our facility at a three-month LIBOR plus 5.30%. Three month LIBOR rates ranged from 5.39% to 5.52% during our first fiscal quarter. At September 20, 2006, a hypothetical 100 basis point increase in the adjusted rates would result in additional interest expense of $10,000 on an annualized basis.

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

To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. As of September 20, 2006, we had commitments to purchase coffee totaling $1,657,000 for 1,117,000 pounds of green coffee, some of which commitments were fixed as to price. Most of these commitments are for fiscal year 2007. The coffee scheduled to be delivered to us in the next twelve months pursuant to these commitments will satisfy approximately 38% of our anticipated green coffee requirements for the next twelve months. Assuming we require approximately 3,462,000 additional pounds of green coffee during the next twelve months for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $35,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 4. Controls and Procedures.

(a) As of the end of the period covered by this quarterly report our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of and for the twelve week period ending September 20, 2006, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

The risk factors described below regarding the proposed sale of certain leasehold interests and certain other assets to Starbucks (the “Transaction”) pursuant to the asset purchase agreement dated September 14, 2006 (the “Asset Purchase Agreement”), supplement the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2006.

We will be restricted in our ability to open retail specialty coffee stores as a result of the non-compete provision in the Asset Purchase Agreement.

We have agreed to a non-compete provision in the Asset Purchase Agreement that, for three years after the closing of the Transaction, restricts our ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where a Company store that we are selling is presently located. The non-compete provision applies only to stores opened after the date of the Asset Purchase Agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by us, or other non-retail businesses, or (3) the conversion of our company-operated stores existing on the date of the Asset Purchase Agreement to franchise stores.

Our focus on wholesale operations after consummation of the Transaction may not result in a successful business model.

Upon consummation of the Transaction, we intend to focus on strengthening the wholesale business and its distribution channels, including the franchise locations. If we are unable to successfully implement our strategy in focusing on this business segment, our business, results of operations, financial condition and stock price could be materially adversely affected.

We do not intend to distribute any of the proceeds from the Transaction to our stockholders.

We do not intend to distribute any of the proceeds from the Transaction to our stockholders. At this time, we intend to use such proceeds to fund and grow our wholesale operations, which may be a use of proceeds that our stockholders may not agree with.

Our business may be harmed if the Transaction disrupts our business and prevents us from realizing intended benefits.

The Transaction may disrupt our business and prevent us from realizing intended benefits due to problems that may arise, such as:

•	a loss of key employees;

•	a failure to adjust or implement our future business plans; and

•	a diversion of management’s attention from our operations.

We are obligated to indemnify Starbucks under certain circumstances.

We have agreed to indemnify Starbucks and its representatives for any and all losses resulting from:

•	the breach or inaccuracy (subject to applicable qualifications) of any representation or warranty made by us in the Asset Purchase Agreement, in any seller’s certificate or transaction document delivered by us in connection with the Asset Purchase Agreement;

•	the material breach or nonperformance of any covenant or agreement by us or Coffee People contained in the Asset Purchase Agreement or any seller’s certificate or transaction document delivered in connection with the Asset Purchase Agreement;

•	all causes of action, lawsuits, judgments, claims and demands of any nature arising out of or relating to our franchise operations, supplier contracts, and any other excluded business or excluded assets;

•	our failure to discharge any liabilities not assumed by Starbucks;

•	the termination or suspension of any previous or existing discussions or negotiations with any third party with respect to the leasehold assets that were terminated or suspended, or will be terminated or suspended, as a result of the Asset Purchase Agreement, whether or not the transactions contemplated by the Asset Purchase Agreement are consummated; and

•	any breach by us of the Asset Purchase Agreement’s indemnification provisions.

Starbucks has agreed not to seek indemnification for breaches of certain of our representations and warranties until the aggregate amount of its claims exceeds $100,000, in which event we will be liable only for such claims to the extent they exceed $100,000. In no event will our aggregate liability arising under the indemnification provisions of the Asset Purchase Agreement with respect to breaches of our representations and warranties exceed $2,000,000; provided, however, that, with respect to the representations and warranties relating to authority to enter into the Asset Purchase Agreement, consents, good title to the leasehold assets, tax matters, environmental matters, employment matters, certain provisions related to third party assets, transfer fees and taxes, or any fraud or knowing or intentional breach of any representation and warranty, we will be liable from dollar one up to, but not in excess of, the total amount of consideration actually received by us under the Asset Purchase Agreement.

Item 2. Unregistered sales of Equity Securities and use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Bylaws of Diedrich Coffee, Inc. (3)

Exhibit No.	Description

4.1	Specimen Common Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001 (2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

10.31	Agreement of Purchase and Sale of Assets by and between Starbucks Corporation, Diedrich Coffee, Inc. and Coffee People, Inc. (24)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996.

Exhibit No.	Description

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 23, 1996.

(6)	Previously filed as Annex B to Diedrich Coffee’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, filed with the Securities and Exchange Commission on September 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2006	DIEDRICH COFFEE, INC.

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