Form 10-Q
period 2006-12-13
DIEDRICH COFFEE INC
filed 2007-01-25
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 13, 2006

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

As of January 23, 2007, there were 5,438,318 shares of common stock of the registrant outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 13, 2006	June 28, 2006
	(Unaudited)
Assets
Current assets:
Cash	$1,793,000	$2,593,000
Restricted cash	661,000	583,000
Accounts receivable, less allowance for doubtful accounts of $1,841,000 at December 13, 2006 and $1,863,000 at June 28, 2006	5,012,000	2,829,000
Inventories	3,268,000	3,846,000
Assets held for sale	5,737,000	6,568,000
Income tax refund	506,000	516,000
Current portion of notes receivable	1,151,000	1,137,000
Advertising fund assets, restricted	22,000	217,000
Prepaid expenses	1,094,000	426,000

Total current assets	19,244,000	18,715,000
Property and equipment, net	4,042,000	4,061,000
Goodwill	6,832,000	6,832,000
Notes receivable	3,591,000	3,972,000
Cash surrender value of life insurance policy	497,000	391,000
Other assets	134,000	159,000

Total assets	$34,340,000	$34,130,000

Liabilities and Stockholders’ Equity
Current liabilities:
Liabilities held for sale	$318,000	$328,000
Current installments of long-term debt	670,000	—
Accounts payable	4,100,000	2,929,000
Accrued compensation	2,155,000	2,481,000
Accrued expenses	2,393,000	1,779,000
Franchisee deposits	575,000	599,000
Deferred franchise fee income	86,000	104,000
Advertising fund liabilities	22,000	217,000
Accrued provision for store closure	777,000	401,000

Total current liabilities	11,096,000	8,838,000
Long term debt, less unamortized discount of $48,000 at December 13, 2006, excluding current installments	1,143,000	—
Deferred rent	618,000	603,000
Deferred compensation	527,000	422,000

Total liabilities	13,384,000	9,863,000

Commitments and contingencies (notes 7 and 8)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; 5,438,000 and 5,308,000 shares issued and outstanding at December 13, 2006 and June 28, 2006, respectively	54,000	53,000
Additional paid-in capital	59,485,000	59,022,000
Accumulated deficit	(38,583,000)	(34,808,000)

Total stockholders’ equity	20,956,000	24,267,000

Total liabilities and stockholders’ equity	$34,340,000	$34,130,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended December 13, 2006	Twelve Weeks Ended December 14, 2005	Twenty-Four Weeks Ended December 13, 2006	Twenty-Four Weeks Ended December 14, 2005
Net revenue:
Wholesale and other	$7,339,000	$5,823,000	$12,459,000	$9,394,000
Franchise revenue	990,000	975,000	1,758,000	1,696,000
Retail sales	834,000	1,090,000	1,370,000	1,933,000

Total net revenue	9,163,000	7,888,000	15,587,000	13,023,000

Costs and expenses:
Cost of sales and related occupancy costs	6,014,000	4,680,000	10,116,000	7,929,000
Operating expenses	1,960,000	873,000	3,525,000	1,801,000
Depreciation and amortization	241,000	265,000	471,000	516,000
General and administrative expenses	1,825,000	2,848,000	3,624,000	5,322,000
Loss (gain) on asset disposals	1,000	22,000	(11,000)	17,000
Asset impairment	221,000	—	221,000	—

Total costs and expenses	10,262,000	8,688,000	17,946,000	15,585,000

Operating loss	(1,099,000)	(800,000)	(2,359,000)	(2,562,000)
Interest expense	(62,000)	(21,000)	(88,000)	(47,000)
Interest and other income, net	92,000	136,000	183,000	288,000

Loss from continuing operations before income tax provision	(1,069,000)	(685,000)	(2,264,000)	(2,321,000)
Income tax provision (benefit)	—	86,000	—	(262,000)

Net loss from continuing operations	(1,069,000)	(771,000)	(2,264,000)	(2,059,000)
Discontinued operations:
Loss from discontinued operations	(1,060,000)	(671,000)	(1,511,000)	(934,000)

Net loss	$(2,129,000)	$(1,442,000)	$(3,775,000)	$(2,993,000)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.20)	$(0.14)	$(0.43)	$(0.39)

Loss from discontinued operations, net	$(0.20)	$(0.13)	$(0.28)	$(0.18)

Net loss	$(0.40)	$(0.27)	$(0.71)	$(0.57)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,362,000	5,305,000	5,335,000	5,296,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-four Weeks Ended December 13, 2006	Twenty-four Weeks Ended December 14, 2005
Cash flows from operating activities:
Net loss	$(3,775,000)	$(2,993,000)
Loss from discontinued operations	(1,511,000)	(934,000)

Net loss from continuing operations	(2,264,000)	(2,059,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471,000	516,000
Amortization of loan fees	17,000	18,000
Provision for bad debt	25,000	39,000
Income tax benefit	—	1,186,000
Provision for inventory obsolescence	29,000	5,000
Provision for asset impairment	221,000	—
Provision for store closure	455,000	—
Stock compensation expense	162,000	176,000
Notes receivable issued for franchise fees	(89,000)	(35,000)
(Gain) loss on disposals of assets	(11,000)	17,000
Changes in operating assets and liabilities:
Accounts receivable	(2,199,000)	(1,654,000)
Inventories	506,000	(32,000)
Prepaid expenses	(586,000)	(328,000)
Notes receivable	(169,000)	(168,000)
Other assets	(102,000)	(5,000)
Accounts payable	1,171,000	1,178,000
Accrued compensation	(162,000)	(553,000)
Accrued expenses	234,000	574,000
Franchisee deposits	(24,000)	(77,000)
Deferred franchise fee income	(18,000)	(21,000)
Accrued provision for store closure	(54,000)	(89,000)
Deferred rent	5,000	8,000

Net cash used in operating activities of continuing operations	(2,382,000)	(1,304,000)
Net cash used in operating activities of discontinued operations	(463,000)	(392,000)

Net cash used in operating activities	(2,845,000)	(1,696,000)

Cash flows used in investing activities:
Capital expenditures for property and equipment	(689,000)	(971,000)
Proceeds from disposal of property and equipment	12,000	—
Principal payments received on notes receivable	624,000	515,000
Investment in restricted money market account	(78,000)	(576,000)

Net cash used in investing activities of continuing operations	(131,000)	(1,032,000)
Net cash used in investing activities of discontinued operations	(16,000)	(2,194,000)

Net cash used in investing activities	(147,000)	(3,226,000)

Cash flows provided by financing activities:
Exercise of stock options	340,000	137,000
Borrowings under credit agreement	2,000,000	—
Payments on long-term debt	(139,000)	—
Payments on capital lease obligations	—	(58,000)

Net cash provided by financing activities of continuing operations	2,201,000	79,000
Net cash used in financing activities of discontinued operations	(9,000)	(9,000)

Net cash provided by financing activities	2,192,000	70,000

Net decrease in cash	(800,000)	(4,852,000)
Cash at beginning of period	2,593,000	10,493,000

Cash at end of period	$1,793,000	$5,641,000

Supplemental disclosures of cash flow information:
Non-cash transactions:
Value of common stock warrants recorded as debt discount	$51,000	$—

Cash paid during the period for:
Interest	$74,000	$38,000

Income taxes	$64,000	$59,000

Issuance of notes receivable	$89,000	$—

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 13, 2006

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

Discontinued Operations

On September 14, 2006, the Company and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks agreed to purchase the Company’s leasehold interests in up to 40 of the 47 locations where the Company operates retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of Company’s Diedrich Coffee and Coffee People retail operations which are to be sold or closed are reported as discontinued operations for all periods presented.

Assets held for sale in the Condensed Consolidated balance sheets include the following assets:

•	Property and equipment, net for Diedrich Coffee, Inc. and Coffee People, Inc. retail stores

•	Goodwill

•	Other assets

Liabilities held for sale in the Condensed Consolidated balance sheets include the following liability:

•	Obligations under capital leases

The following accounts are reflected in Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations:

•	Retail Revenues for Diedrich Coffee, Inc. and Coffee People, Inc.

•	Cost of sales and related occupancy costs

•	Operating expenses

•	Depreciation and amortization

•	General and administrative expenses

•	Interest expense

•	Provision for taxes paid

•	Impairment of assets

•	Employee termination costs

•	Operating lease termination costs

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the new requirements in the first quarter of fiscal 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

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

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 13, 2006	December 14, 2005	December 13, 2006	December 14, 2005
Risk free interest rate	4.81%	4.19%	4.81% – 5.29%	4.19% – 4.23%
Expected life	2 years	2 years	2 years	2 – 6 years
Expected volatility	64%	75%	55% – 64%	75%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	6.32%	4.97%	5.02% – 6.32%	3.91% – 4.97%

A summary of option activity under our stock option plans for the twelve weeks ended December 13, 2006 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 28, 2006	941,000	$4.94
Plus options granted	90,000	3.65
Less:
Options exercised	(249,000)	3.38
Options canceled or expired	(108,000)	7.77

Options outstanding at December 13, 2006	674,000	5.13	6.2	$26,000

Options exercisable at December 13, 2006	428,000	$5.49	7.0	$26,000

Stock-based compensation expense included in the statement of operations for the twelve weeks ended December 13, 2006 was approximately $95,000 and for the twenty-four weeks ended December 13, 2006 was approximately $162,000. As of December 13, 2006, there was approximately $211,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.6 years. The total intrinsic value of options exercised during the twelve weeks ended December 13, 2006 was approximately $13,000 and approximately $124,000 for the twenty-four weeks ended December 13, 2006.

A summary of the status of the Company’s unvested options as of December 13, 2006, and changes during the twenty-four weeks ended December 13, 2006, is presented below:

Unvested Options	Options	Weighted – Average Grant- Date Fair Value ($)
Unvested options at June 28, 2006	155,000	$4.64
Granted	83,000	3.62
Vested	(81,000)	2.54
Forfeited	(8,000)	4.30
Unvested options at December 13, 2006	149,000	$4.07

Approximately 81,000 options vested during the twenty-four weeks ended December 13, 2006.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 10.

Reclassifications

Certain reclassifications have been made to the December 14, 2005 unaudited condensed consolidated financial statements and to the June 28, 2006 condensed consolidated financial statements to conform to the December 13, 2006 presentation.

2. INVENTORIES

Inventories consist of the following:

	December 13, 2006	June 28, 2006
Unroasted coffee	$670,000	$1,522,000
Roasted coffee	336,000	791,000
Accessory and specialty items	46,000	136,000
Other food, beverage and supplies	2,216,000	1,397,000

Total inventory	$3,268,000	$3,846,000

3. NOTES RECEIVABLE

Notes receivable consist of the following:

	December 13, 2006	June 28, 2006
Notes receivable bearing interest at rates from 0% to 9.5%, payable in installments of between $115 and $10,000 and due between January 2006 and October 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement.	$171,000	$206,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments of between $1,000,000 and $2,000,000, due between January 31, 2007 and January 31, 2011.	4,571,000	4,903,000
Less: current portion of notes receivable	(1,151,000)	(1,137,000)

Long-term portion of notes receivable	$3,591,000	$3,972,000

4. ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended June 28, 2006	$91,000	$401,000	$(75,000)	$(16,000)	$401,000
Twenty-Four Weeks ended December 13, 2006	$401,000	$540,000	$—	$(164,000)	$777,000

Amounts charged to expense for the twenty-four weeks ended December 13, 2006 were $540,000.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share from continuing operations:

	Twelve Weeks Ended December 13, 2006	Twelve Weeks Ended December 14, 2005	Twenty-Four Weeks Ended December 13, 2006	Twenty-Four Weeks Ended December 14, 2005
Numerator:
Net loss from continuing operations	$(1,069,000)	$(771,000)	$(2,264,000)	$(2,059,000)

Denominator:
Basic weighted average shares outstanding	5,362,000	5,305,000	5,335,000	5,296,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,362,000	5,305,000	5,335,000	5,296,000

Basic and diluted net loss per share from continuing operations	$(0.20)	$(0.14)	$(0.43)	$(0.39)

For computation of net loss per share from continuing operations, all 674,000 and 919,000 options outstanding as of December 13, 2006 and December 14, 2005, respectively, were excluded because their inclusion would have been anti-dilutive. In addition, all 951,000 and 504,000 warrants to purchase shares of common stock as of December 13, 2006 and December 14, 2005, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Weeks Ended December 13, 2006	Twelve Weeks Ended December 14, 2005	Twenty-Four Weeks Ended December 13, 2006	Twenty-Four Weeks Ended December 14, 2005
Numerator:
Net loss	$(2,129,000)	$(1,442,000)	$(3,775,000)	$(2,993,000)

Denominator:
Basic weighted average shares outstanding	5,362,000	5,305,000	5,335,000	5,296,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,362,000	5,305,000	5,335,000	5,296,000

Basic and diluted net loss per share	$(0.40)	$(0.27)	$(0.71)	$(0.57)

6. SEGMENT AND RELATED INFORMATION

The Company has three reportable segments: wholesale operations, franchise operations, and retail operations. The Company evaluates performance of its operating segments based on income (loss) before income taxes.

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

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 13, 2006	December 14, 2005	December 13, 2006	December 14, 2005
Net revenue:
Wholesale	$7,339,000	$5,823,000	$12,459,000	$9,394,000
Franchise	990,000	975,000	1,758,000	1,696,000
Retail	834,000	1,090,000	1,370,000	1,933,000

Total net revenue	$9,163,000	$7,888,000	$15,587,000	$13,023,000

Interest expense:
Wholesale	$—	$—	$—	$—
Franchise	—	1,000	—	3,000
Corporate	62,000	20,000	88,000	44,000

Total interest expense	$62,000	$21,000	$88,000	$47,000

Depreciation and amortization:
Retail	$59,000	$46,000	$108,000	$83,000
Wholesale	119,000	146,000	231,000	288,000
Corporate	63,000	73,000	132,000	145,000

Total depreciation and amortization	$241,000	$265,000	$471,000	$516,000

Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$1,173,000	$1,080,000	$1,764,000	$1,381,000
Franchise	168,000	929,000	197,000	1,418,000
Retail	(550,000)	49,000	(574,000)	17,000
Corporate	(1,860,000)	(2,743,000)	(3,651,000)	(5,137,000)

Total segment loss from continuing operations before income tax provision	$(1,069,000)	$(685,000)	$(2,264,000)	$(2,321,000)

	December 13, 2006	June 29, 2006
Identifiable assets:
Assets held for sale	$4,390,000	$5,221,000
Retail	2,705,000	2,547,000
Wholesale	8,769,000	7,431,000
Franchise	1,325,000	1,276,000
Corporate	8,972,000	9,476,000

Tangible assets	26,161,000	25,951,000
Assets held for sale	1,347,000	1,347,000
Goodwill – Wholesale	6,311,000	6,311,000
Goodwill – Franchise	521,000	521,000

Total assets	$34,340,000	$34,130,000

7. LEASE CONTINGENCIES

The Company is liable on the master real property leases for 74 Gloria Jean’s franchise locations. Under the Company’s historical franchising business model, the Company executed the master lease for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making all required payments under the master lease. The Company’s maximum theoretical future exposure at December 13, 2006, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $18,124,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default; including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

8. OUTSTANDING FINANCING ARRANGEMENTS AND RESTRICTED CASH

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of December 13, 2006, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. A total of 455,184 warrants are issuable upon a change in control for previous debt repayments under this facility. The Company has issued 4,219 warrants as of December 13, 2006.

On August 23, 2006, the Company issued a $1,000,000 note under the facility and recorded a discount of $25,000 to reflect the value of the warrants as of the borrowing date. On October 2, 2006, the Company issued a $1,000,000 note under the facility and recorded a discount of $26,000 to reflect the value of the warrants as of the borrowing date. As of December 13, 2006, the Company had $3,139,000 available for future borrowing. On December 22, 2006, the Company borrowed an additional amount of $1,000,000 under this facility.

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

On November 4, 2005, the Company entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2007. The letter of credit facility is secured by a deposit account at Bank of the West. As of December 13, 2006, this deposit account had a balance of $661,000, which is shown as restricted cash on the consolidated balance sheets. As of December 13, 2006, $651,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of December 13, 2006, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of December 13, 2006, the Company was in compliance with all agreement covenants as amended by Amendment No 2.

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

9. DISCONTINUED OPERATIONS

The Company’s strategic direction will focus on growing the wholesale business segment and the related distribution channels, including franchise stores. As part of the plan to narrow the focus of the retail business segment to only franchise operations, the Company plans to close all Diedrich Coffee and Coffee People company-operated locations, but retain the two brands for its wholesale and franchise operations. In conjunction with the transaction with Starbucks Corporation, the Company has commenced the exiting of any remaining Diedrich Coffee and Coffee People company-operated locations.

On September 14, 2006, the Company and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks agreed to purchase the Company’s leasehold interests in up to 40 of the 47 locations where the Company operates retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement. On December 12, 2006, the Company’s stockholders approved the asset purchase agreement at the Company’s annual stockholder meeting.

Pursuant to the asset purchase agreement, Starbucks agreed to pay the Company up to $13,520,000 in cash, which includes payment of $120,000 as consideration for the Company’s agreement to a non-compete provision, plus the amount of any prepaid items associated with the Company Stores that are transferred. The actual amount paid by Starbucks under the asset purchase agreement is dependent on which and how many of the Company Stores are ultimately transferred to Starbucks. Ten percent of the amount paid to the Company upon transfer of the Company Stores is required to be deposited into an escrow fund to be held in connection with the Company’s indemnification obligations.

The closing for the transfer of an initial group of Company Stores occurred on January 16, 2007, which related to the transfer of 15 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks in exchange for a cash payment of approximately $5,560,000 to the Company and the deposit of $618,000 in the escrow fund held for the Company’s indemnification obligations. The next transfer of Company Stores is expected to occur on or about February 1, 2007 with respect to additional Company Stores as to which certain conditions have been satisfied or waived. Any additional transfers of Company Stores shall occur on one or more dates after February 1, 2007 and on or prior to June 1, 2007 upon the satisfaction or waiver of certain conditions that have not been deemed satisfied or waived.

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

The consummation of the transaction is subject to certain customary conditions, including: approval of the transaction by the Company’s stockholders which occurred on December 12, 2006 and the receipt of consents to the assignment of the leases for each of the Company Stores that are transferred.

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

No assurances can be given that the asset purchase will be completed according to the foregoing terms, if at all.

Assets held for sale consisted of the following:

	December 13, 2006	June 28, 2006
Property and equipment, net	$4,199,000	$5,027,000
Goodwill, net	1,347,000	1,347,000
Other assets	191,000	194,000

Total assets held for sale	$5,737,000	$6,568,000

In accordance with SFAS 144, the financial results of the retail operations are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 13, 2006	December 14, 2005	December 13, 2006	December 14, 2005
Net revenue	$6,886,000	$7,055,000	$13,867,000	$14,100,000

Loss from discontinued operations, net of $0 income taxes	$(1,060,000)	$(671,000)	$(1,511,000)	$(934,000)

10. EMPLOYEE BENEFITS

401(k) Plan

The Company maintains a 401(k) Salary Deferral Plan (the “401(k) Plan”) for eligible employees. Employer matching contributions relating to the 401(k) Plan totaled $11,000 for each of the twelve weeks ended December 13, 2006 and

December 14, 2005 and $24,000 and $23,000 for the twenty-four weeks ended December 13, 2006 and December 14, 2005, respectively.

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, plan participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a plan participant will be credited to the plan participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts for the twenty-four weeks ended December 13, 2006 and December 14, 2005.

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

The Company has purchased a COLI contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of December 13, 2006 was $497,000 as shown in the accompanying condensed consolidated balance sheets. Total death benefits payable was $14,968,000 at December 13, 2006. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent significant transactions that we believe are important in understanding our results of operations. This section also contains a discussion of trends in our operations and key performance indicators that we use to evaluate business results.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and twenty-four weeks ended December 13, 2006 to the results for the twelve and twenty-four weeks ended December 14, 2005.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of December 13, 2006. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•	Critical accounting estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

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

As of December 13, 2006, we owned and operated 52 retail locations and franchised 150 other retail locations under these brands, for a total of 202 retail coffee outlets. As of December 13, 2006, our retail units were located in 32 states and we had over 800 wholesale accounts with office coffee service distributors, chain and independent restaurants and others.

Recent Developments

The Company’s strategic direction will focus on growing the wholesale business segment and the related distribution channels, including franchise stores. As part of the plan to narrow the focus of the retail business segment to only franchise operations, the Company plans to close all Diedrich Coffee and Coffee People company-operated locations, but retain the two brands for its wholesale and franchise operations. In conjunction with the transaction with Starbucks Corporation, the Company has commenced the exiting of any remaining Diedrich Coffee and Coffee People company-operated locations. As such, the financial results of company-operated Diedrich Coffee and Coffee People retail operations are reported as discontinued operations for all periods presented. The financial results of company-operated Gloria Jean’s retail operations are reported as continuing operations for all periods presented.

On September 14, 2006, the Company and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks agreed to purchase the Company’s leasehold interests in up to 40 of the 47 locations where the Company operates retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement. On December 12, 2006, the Company’s stockholders approved the asset purchase agreement at the Company’s annual stockholder meeting.

Pursuant to the asset purchase agreement, Starbucks agreed to pay the Company up to $13,520,000 in cash, which includes payment of $120,000 as consideration for the Company’s agreement to a non-compete provision, plus the amount of any prepaid items associated with the Company Stores that are transferred. The actual amount paid by Starbucks under the asset purchase agreement is dependent on which and how many of the Company Stores are ultimately transferred to Starbucks. Ten percent of the amount paid to the Company upon transfer of the Company Stores is required to be deposited into an escrow fund to be held in connection with the Company’s indemnification obligations.

The closing for the transfer of an initial group of Company Stores occurred on January 16, 2007, which related to the transfer of 15 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks in exchange for a cash payment of approximately $5,560,000 to the Company and the deposit of approximately $618,000 in the escrow fund held for the Company’s indemnification obligations. The next transfer of Company Stores is expected to occur on or about February 1, 2007 with respect to additional Company Stores as to which certain conditions have been satisfied or waived. Any additional transfers of Company Stores shall occur on one or more dates after February 1, 2007 and on or prior to June 1, 2007 upon the satisfaction or waiver of certain conditions that have not been deemed satisfied or waived.

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

The consummation of the transaction is subject to certain customary conditions, including: approval of the transaction by the Company’s stockholders which occurred on December 12, 2006 and the receipt of consents to the assignment of the leases for each of the Company Stores that are transferred.

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

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2006 and fiscal 2007 through the twenty-four weeks ended December 13, 2006, is set forth below:

	Units at June 29, 2005	Opened	Closed/ Sold	Net transfers between the Company and Franchise (A)	Units at June 28, 2006	Opened	Closed	Net transfers between the Company and Franchise (B)	Units at December 13, 2006 (C)
Gloria Jean’s Brand
Company Operated	11	1	(1)	(6)	5	—	—	1	6
Franchise – Domestic	132	16	(15)	6	139	9	(5)	(1)	142

Total Company Operated and Franchise - Domestic	143	17	(16)	—	144	9	(5)	—	148

Diedrich Coffee Brand				—
Company Operated	26	1	—	(1)	26	—	(1)	—	25
Franchise – Domestic	7	1	(1)	1	8	—	(1)	—	7

Subtotal Diedrich	33	2	(1)	—	34	—	(2)	—	32

Coffee People Brand				—
Company Operated	25	4	(7)	(1)	21	—	—	—	21
Franchise - Domestic	—	—	—	1	1	—	—	—	1

Subtotal Coffee People	25	4	(7)	—	22	—	—	—	22

Total	201	23	(24)	—	200	9	(7)	—	202

(A)	Six company operated Gloria Jean’s, one company operated Diedrich Coffee, and one company operated Coffee People coffeehouses were transferred to franchisees during fiscal year 2006.
(B)	One Company operated Gloria Jean’s coffeehouse was transferred to a franchisee during the current fiscal quarter and two franchise operated coffeehouses were transferred to the Company.
(C)	On September 14, 2006, we and Starbucks entered into an agreement pursuant to which Starbucks agreed to purchase our leasehold interests in up to 40 of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands. See “Recent Developments” above.

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

Results of operations

Twelve weeks ended December13, 2006 compared with the twelve weeks ended December 14, 2005

Total Net Revenue. Total net revenue for the twelve weeks ended December 13, 2006 increased by $1,275,000, or 16.2%, to $9,163,000 from $7,888,000 for the twelve weeks ended December 14, 2005. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended December 13, 2006 increased by $1,516,000, or 26.0%, to $7,339,000 from $5,823,000 for the twelve weeks ended December 14, 2005. Wholesale sales to OCS (Office Coffee Services) and foodservice customers for the twelve weeks ended December 13, 2006 increased by $1,534,000, or 42.0%, to $5,185,000 from $3,651,000 for the twelve weeks ended December 14, 2005 led by a 44.5% increase in Keurig “K-cup” sales. Sales of roasted coffee to our franchisees remained relatively flat with a decrease of $18,000, or 0.8%, for the twelve weeks ended December 13, 2006 as compared to the twelve weeks ended December 14, 2005.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue increased by $15,000, or 1.5%, to $990,000 for the twelve weeks ended December 13, 2006 from $975,000 for the twelve weeks ended December 14,

2005. The increase was primarily due to a $67,000 increase in royalties offset by a decrease in new store fees of $52,000. Comparable store sales at Diedrich franchise locations increased 2.6% and decreased 4.2% at Gloria Jean’s franchise locations during the second quarter as compared to the respective prior year period.

Retail Sales. Retail sales for the twelve weeks ended December 13, 2006 decreased by $256,000, or 23.5%, to $834,000 from $1,090,000 for the respective prior year period. This decrease was primarily due to a net decrease of five company-operated Gloria Jean’s stores since the beginning of the 2005 fiscal year. Comparable store sales at Gloria Jean’s company-operated locations decreased 0.9% during the second quarter of the current fiscal year. Retail sales from our internet website increased by $60,000, or 23.2%, to $315,000 for the twelve weeks ended December 13, 2006 from $255,000 for the twelve weeks ended December 14, 2005.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended December 13, 2006 increased $1,334,000, or 28.5%, to $6,014,000 from $4,680,000 in the respective prior year period. Wholesale cost of sales increased by $1,160,000 or 28.5% but as a percentage to wholesale sales remained relatively flat year over year at 71.3% for the current quarter compared to 69.9% in the respective prior year period. Occupancy costs for the twelve weeks ended December 13, 2006 increased by $324,000 to $484,000 compared to $160,000 in the prior year period primarily resulting from closed store reserve adjustments for Gloria Jean’s in the amount of $385,000.

Operating Expenses. Operating expenses for the twelve weeks ended December 13, 2006, as a percentage of retail and wholesale sales, increased from 12.6% of retail and wholesale sales for the twelve weeks ended December 14, 2005 to 24.0% for the twelve weeks ended December 13, 2006. This increase is the result of the realignment of certain functions of the franchise segment to include costs associated with salaries and related general and administrative functions previously reflected in general and administrative expenses in the prior year.

Depreciation and Amortization. Depreciation remained relatively flat with a slight decrease of $24,000 to $241,000 for the twelve weeks ended December 13, 2006 as compared to the twelve weeks ended December 14, 2005.

General and Administrative Expenses. Our general and administrative expenses decreased by $1,023,000, or 35.9%, to $1,825,000 for the twelve weeks ended December 13, 2006 compared to $2,848,000 for the twelve weeks ended December 14, 2005. As a percentage of total revenue, general and administrative expenses decreased from 36.1% for the twelve weeks ended December 14, 2005 to 20.0% for the twelve weeks ended December 13, 2006 due primarily as a result of the reclassification of salaries and related franchise direct overhead costs to operating expenses in the current year as a result of the realignment of certain functions.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $30,000 in the twelve weeks ended December 13, 2006 compared to $115,000 in the twelve weeks ended December 14, 2005. This change was the result of a reduction in interest income due to a decrease in invested cash compared to the respective prior year period.

Income Tax Benefit. We had losses from continuing operations and from discontinued operations for the twelve weeks ended December 13, 2006 and December 14, 2005. In accordance with SFAS 109 “Accounting for Income Taxes”, the income tax benefit generated by the loss has been fully reserved due to the uncertainty of generating future taxable income.

Results of Discontinued Operations. As a result of the pending sale of the Diedrich Coffee and Coffee People retail stores, the results from these components of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Losses from discontinued operations were $1,060,000, net of $0 in taxes for the twelve weeks ended December 13, 2006. Losses from discontinued operations were $671,000, net of $0 in taxes for the twelve weeks ended December 14, 2005.

Twenty-four weeks ended December 13, 2006 compared with the twenty-four weeks ended December 14, 2005

Total Net Revenue. Total net revenue for the twenty-four weeks ended December 13, 2006 increased by $2,564,000, or 19.7%, to $15,587,000 from $13,023,000 for the twenty-four weeks ended December 14, 2005. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twenty-four weeks ended December 13, 2006 increased by $3,065,000, or 32.6%, to $12,459,000 from $9,394,000 for the twenty-four weeks ended December 14, 2005. Wholesale sales to OCS and foodservice customers for the twenty-four weeks ended December 13, 2006 increased by $3,055,000, or 49.3%, to $9,251,000 from $6,196,000 for the twenty-four weeks ended December 14, 2005 led by a 52.8% increase in Keurig “K-cup” sales. Sales of roasted coffee to our franchisees remained relatively flat at an increase of $10,000, or 0.3%, for the twenty-four weeks ended December 13, 2006 as compared to the twenty-four weeks ended December 14, 2005.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue increased by $62,000, or 3.7%, to $1,758,000 for the twenty-four weeks ended December 13, 2006 from $1,696,000 for the twenty-four weeks ended December 14, 2005. The increase was primarily due to $123,000 increase in royalties offset by a decrease in new store fees of $61,000. Comparable store sales at Diedrich franchise locations increased 2.1% and decreased 2.8% at Gloria Jean’s franchise locations during the first quarter.

Retail Sales. Retail sales for the twenty-four weeks ended December 13, 2006 decreased by $563,000, or 29.1%, to $1,370,000 from $1,933,000 for the prior year period. This decrease was primarily due to a net decrease of three company-operated Gloria Jean’s stores since December 14, 2005. Comparable store sales at Gloria Jean’s company-operated locations increased 2.0% during the second quarter. Retail sales from our internet website also increased by $128,000, or 32.7%, to $519,000 for the twenty-four weeks ended December 13, 2006 from $391,000 for the twenty-four weeks ended December 14, 2005.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twenty-four weeks ended December 13, 2006 increased $2,187,000, or 27.6%, to $10,116,000 from $7,929,000 in the respective prior year period. As a percentage of total revenue, cost of sales and related occupancy increased from 60.9% to 64.9% in the current year and was primarily due to an increase in wholesale cost of sales from 59.3% to 65.2% as a percent of wholesale and retail revenue. Occupancy costs for the twenty-four weeks ended December 13, 2006 increased $178,000, or 42.1%, to $601,000 from $423,000 in the respective prior year period primarily resulting from closed store reserve adjustments for Gloria Jean’s in the amount of $455,000 offset by a decrease in franchise rent expense of $78,000 and company retail store rent of $199,000.

Operating Expenses. Operating expenses for the twenty-four weeks ended December 13, 2006, as a percentage of retail and wholesale sales, increased from 15.9% of retail and wholesale sales for the twenty-four weeks ended December 14, 2005 to 25.5% for the twenty-four weeks ended December 13, 2006. This increase is the result of the realignment of certain functions of the franchise segment to include costs associated with salaries and related general and administrative functions previously reflected in general and administrative expenses in the prior year.

Depreciation and Amortization. Depreciation remained relatively flat with a slight decrease of $45,000 to $471,000 for the twenty-four weeks ended December 13, 2006 as compared to the twenty-four weeks ended December 14, 2005.

General and Administrative Expenses. Our general and administrative expenses decreased by $1,698,000, or 31.9%, to $3,624,000 for the twenty-four weeks ended December 13, 2006 compared to $5,322,000 for the twenty-four weeks ended December 14, 2005. As a percentage of total revenue, general and administrative expenses decreased from 40.9% for the twenty-four weeks ended December 14, 2005 to 23.3% for the twenty-four weeks ended December 13, 2006 due primarily as a result of the reclassification of salaries and related franchise direct overhead costs to operating expenses in the current year as a result of the realignment of certain functions.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $95,000 in the twenty-four weeks ended December 13, 2006 compared to $241,000 in the twenty-four weeks ended December 14, 2005. This change was the result of a reduction in interest income due to a decrease in invested cash compared to the prior year same period.

Income Tax Benefit. We had losses from continuing operations and from discontinued operations for the twenty-four weeks ended December 13, 2006 and December 14, 2005. In accordance with SFAS 109 “Accounting for Income Taxes”, the income tax benefit generated by the loss has been fully reserved due to the uncertainty of generating future taxable income.

Results of Discontinued Operations. As a result of the pending sale of the Diedrich Coffee and Coffee People retail stores, the results from these components of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Losses from discontinued operations were $1,511,000, net of $0 in taxes for the twenty-four weeks ended December 13, 2006. Losses from discontinued operations were $934,000, net of $0 in taxes for the twenty-four weeks ended December 14, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At December 13, 2006, we had cash of $1,793,000 as compared to $2,593,000 at June 28, 2006, and we had working capital of $8,150,000 at December 13, 2006 as compared to working capital of $9,877,000 at June 28, 2006. Total outstanding capital lease obligations decreased to $319,000 at December 13, 2006 from $328,000 at

June 28, 2006. At December 13, 2006, we had $1,861,000 of outstanding long-term debt compared to $0 at June 28, 2006. From June 28, 2006 to December 13, 2006, stockholder’s equity decreased from $24,267,000 to $20,956,000.

On January 16, 2007, we transferred 15 stores to Starbucks and received cash payment of approximately $5,560,000.

The accounts receivable balance of $5,012,000 as of December 13, 2006 is an increase of $2,183,000 from the June 28, 2006 balance of $2,829,000. This increase is related to the seasonality of our business and to an increase in wholesale sales to third parties. The accounts payable balance of $4,100,000 as of December 13, 2006 is an increase of $1,171,000 from the June 28, 2006 balance of $2,929,000. This increase is also attributable to the seasonality of our business along with the increase in wholesale sales to third parties.

Cash Flows. Net cash used in operating activities for the twenty-four weeks ended December 13, 2006 totaled $2,845,000 as compared with $1,696,000 cash used in operating activities for the twenty-four weeks ended December 14, 2005. This increase is the net result of many factors more fully enumerated in the Unaudited Condensed Consolidated Statement of Cash Flows in the accompanying financial statements.

Net cash used in investing activities for the twenty-four weeks ended December 13, 2006 totaled $147,000 as compared with $3,226,000 cash used in investing activities for the twenty-four weeks ended December 14, 2005. During the twenty-four weeks ended December 13, 2006, a total of $689,000 was used to invest in property and equipment primarily related to retail stores of $328,000, our Castroville roasting facility $270,000 and our home office facility $91,000. These expenditures were partially offset by $624,000 of payments received on notes receivable.

Net cash provided by financing activities for the twenty-four weeks ended December 13, 2006 totaled $2,192,000 as compared to $70,000 for the twenty-four weeks ended December 14, 2005. The increase is primarily attributed the $2,000,000 in borrowings under our Contingent Convertible Note Purchase Agreement during the twenty-four weeks ended December 13, 2006 with no comparable activity in the prior period.

Outstanding Debt and Financing Arrangements. On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of December 13, 2006, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. A total of 455,184 warrants are issuable upon a change in control for previous debt repayments under this facility. The Company has issued 4,219 warrants as of December 13, 2006. As of December 13, 2006, the Company had $1,861,000 of borrowings outstanding under the facility and $3,139,000 available for borrowing at that date. On December 22, 2006, the Company borrowed an additional amount of $1,000,000 under this facility.

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

On November 4, 2005, the Company entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2007. The letter of credit facility is secured by a deposit account at Bank of the West. As of December 13, 2006, this deposit account had a balance of $661,000, which is shown as restricted cash on the consolidated balance sheets. As of December 13, 2006, $651,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of December 13, 2006, the Company was in compliance with all Banks of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA

Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of December 13, 2006, the Company was in compliance with all agreement covenants as amended by Amendment No 2.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of December 13, 2006:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Capital leases (including interest)	$482	$44	$88	$88	$262
Company operated retail locations and other operating leases	26,511	4,166	7,687	5,813	8,845
Franchise operated retail locations operating leases	18,124	3,874	5,433	3,954	4,863
Green coffee commitments	1,553	1,476	77	—	—
Note payable	1,861	1,191	670	—	—

	$48,531	$10,751	$13,955	$9,855	$13,970

As of December 13, 2006, there were employment agreements with two of our officers that provide for severance payments in the event that these individuals are terminated by us without cause or they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. Our maximum theoretical liability for severance under the contracts is currently $368,000. Because these amounts are contingent, they have not been included in the table above.

As reflected in the table above, we have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 74 Gloria Jean’s franchise locations. Under our franchising business model, from time to time we execute the master lease for a location and enter into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master lease. Our maximum theoretical future exposure at December 13, 2006, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $18,124,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default; including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

Impairment of Goodwill

At the reporting unit level, goodwill is tested for impairment at least annually or whenever an event or circumstance indicates that it is more likely than not that impairment may have occurred. We consider the reporting unit level to be the segment level since the components within each segment have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. The impairment, if any, is measured based on the estimated fair value of the segment. Fair value can be determined based on discounted cash flows or valuations of similar businesses. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we consider historical results as well as the assumptions utilized in our strategic plan for items such as same-store sales, store count growth rates, and the discount rate we consider being the market discount rate used for acquisitions of similar businesses.

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the segments may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment has occurred. If our assumptions are incorrect, the carrying value of our goodwill may be understated or overstated. Our annual impairment measurement date is our fiscal year-end.

Estimated Liability for Closing Stores

We make decisions to close stores based on prospects for estimated future profitability and sometimes we are forced to close stores due to circumstances beyond our control (for example, a landlord’s refusal to negotiate a new lease). Our management team evaluates each store’s performance every period. When stores continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve the performance of an unprofitable store. Based on management’s judgment, we estimate the future cash flows. If we determine that the store will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the store, we may close the store. Additionally, franchisees may close stores for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed store if we decide not to operate it as a company operated store. Effective January 1, 2003, we establish the estimated liability on the actual closure date or cancellation as per contract as required by SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

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

A significant assumption used in determining the amount of the estimated liability for closing stores is the amount of the estimated liability for future lease payments on vacant stores, which we determine based on our assessment of our ability to successfully negotiate early terminations of our lease agreements with the lessors or to sublease the property. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant stores are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant stores are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we become profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would expect to reverse our valuation allowance and credit income tax expense. In analyzing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of December 13, 2006, our net deferred tax assets were fully reserved with a related valuation allowance that totaled approximately $6,563,000.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding debt. At December 13, 2006, we had a $5,000,000 loan facility, with $1,861,000 outstanding balance that could be affected by changes in short term interest rates. We pay interest on our facility at a three-month LIBOR plus 5.30%. Three month LIBOR rates ranged from 5.35% to 5.38% during our second fiscal quarter. At December 13, 2006, a hypothetical 100 basis point increase in the adjusted rates would result in additional interest expense of $19,000 on an annualized basis.

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

To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. As of December 13, 2006, we had commitments to purchase coffee totaling $1,553,000 for 972,000 pounds of green coffee, some of which commitments were fixed as to price. Most of these commitments are for fiscal year 2007. The coffee scheduled to be delivered to us in the next twelve months pursuant to these commitments will satisfy approximately 26% of our anticipated green coffee requirements for the next twelve months. Assuming we require approximately 3,607,000 additional pounds of green coffee during the next twelve months for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $36,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. As of and for the twenty-four week period ending December 13, 2006, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended June 28, 2006 as supplemented by Part II, Item 1A of our Form 10-Q for the quarter ended September 30, 2006. Please refer to those filings for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual stockholder meeting on December 12, 2006 at which time stockholders were asked to vote on the election of directors, the approval of the asset purchase agreement between Diedrich Coffee and Starbucks Corporation and the ratification of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 27, 2007.

Election of Directors

The stockholders elected all of the director nominees named in the proxy statement. The votes cast for each nominee and the votes withheld with respect to each nominee are set forth below:

Director Nominee	Votes For	Votes Withheld
Lawrence Goelman	4,721,840	301,123
Paul Heeschen	4,660,395	362,568
Greg Palmer	4,775,841	247,122
Timothy Ryan	4,743,595	279,368
Richard Spencer	4,795,600	227,363

Asset Purchase Agreement

The stockholders approved the asset purchase agreement between Diedrich Coffee and Starbucks Corporation. The votes were cast as follows:

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
3,901,588	73,166	1,189	1,047,020

Ratification of Auditors

The stockholders ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 27, 2007. The votes were cast as follows:

FOR	AGAINST	ABSTAIN
5,003,134	18,403	1,426

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

Dated: January 25, 2007	DIEDRICH COFFEE, INC.

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