Form 10-Q
period 2007-03-07
DIEDRICH COFFEE INC
filed 2007-04-23
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 7, 2007

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

As of April 18, 2007, there were 5,438,318 shares of common stock of the registrant outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 7, 2007	June 28, 2006
	(Unaudited)
Assets
Current assets:
Cash	$9,667,000	$2,593,000
Restricted cash	667,000	583,000
Accounts receivable, less allowance for doubtful accounts of $1,832,000 at March 7, 2007 and $1,863,000 at June 28, 2006	4,320,000	2,829,000
Inventories	2,969,000	3,846,000
Assets held for sale	238,000	6,568,000
Income tax refund	516,000	516,000
Current portion of notes receivable	1,141,000	1,137,000
Advertising fund assets, restricted	204,000	217,000
Prepaid expenses	350,000	426,000

Total current assets	20,072,000	18,715,000
Property and equipment, net	3,530,000	4,061,000
Goodwill	6,832,000	6,832,000
Notes receivable	3,364,000	3,972,000
Cash surrender value of life insurance policy	375,000	391,000
Other assets	176,000	159,000

Total assets	$34,349,000	$34,130,000

Liabilities and Stockholders’ Equity
Current liabilities:
Liabilities held for sale	$—	$328,000
Accounts payable	2,659,000	2,929,000
Accrued compensation	2,446,000	2,481,000
Accrued expenses	1,549,000	1,779,000
Franchisee deposits	568,000	599,000
Deferred income	86,000	104,000
Advertising fund liabilities	204,000	217,000
Accrued provision for store closure	797,000	401,000

Total current liabilities	8,309,000	8,838,000
Deferred rent	240,000	603,000
Deferred compensation	406,000	422,000

Total liabilities	8,955,000	9,863,000

Commitments and contingencies (notes 7 and 8)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 8,750,000 shares; 5,438,000 and 5,308,000 shares issued and outstanding at March 7, 2007 and June 28, 2006, respectively	54,000	53,000
Additional paid-in capital	59,570,000	59,022,000
Accumulated deficit	(34,230,000)	(34,808,000)

Total stockholders’ equity	25,394,000	24,267,000

Total liabilities and stockholders’ equity	$34,349,000	$34,130,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended March 7, 2007	Twelve Weeks Ended March 8, 2006	Thirty-six Weeks Ended March 7, 2007	Thirty-six Weeks Ended March 8, 2006
Net revenue:
Wholesale and other	$6,890,000	$5,102,000	$19,349,000	$14,496,000
Franchise revenue	855,000	972,000	2,613,000	2,668,000
Retail sales	821,000	1,074,000	2,191,000	3,007,000

Total net revenue	8,566,000	7,148,000	24,153,000	20,171,000

Costs and expenses:
Cost of sales and related occupancy costs	5,602,000	4,396,000	15,718,000	12,325,000
Operating expenses	1,948,000	1,092,000	5,473,000	2,893,000
Depreciation and amortization	239,000	221,000	710,000	737,000
General and administrative expenses	1,543,000	2,785,000	5,167,000	8,107,000
Loss (gain) on asset disposals	(11,000)	5,000	(22,000)	22,000
Asset impairment	316,000	—	537,000	—

Total costs and expenses	9,637,000	8,499,000	27,583,000	24,084,000

Operating loss	(1,071,000)	(1,351,000)	(3,430,000)	(3,913,000)
Interest expense	(122,000)	(18,000)	(210,000)	(65,000)
Interest and other income, net	86,000	118,000	269,000	406,000

Loss from continuing operations before income tax benefit	(1,107,000)	(1,251,000)	(3,371,000)	(3,572,000)
Income tax benefit	(1,304,000)	(122,000)	(1,304,000)	(384,000)

Net income (loss) from continuing operations	197,000	(1,129,000)	(2,067,000)	(3,188,000)

Discontinued operations:
Gain on sale of discontinued operations, net of $1,304,000 taxes	5,917,000	—	5,917,000	—
Loss from discontinued operations	(1,760,000)	(555,000)	(3,272,000)	(1,489,000)

Income (loss) from discontinued operations	4,157,000	(555,000)	2,645,000	(1,489,000)

Net income (loss)	$4,354,000	$(1,684,000)	$578,000	$(4,677,000)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.21)	$(0.38)	$(0.60)

Income (loss) from discontinued operations net	$0.76	$(0.11)	$0.49	$(0.28)

Net income (loss) per share-basic	$0.80	$(0.32)	$0.11	$(0.88)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.21)	$(0.38)	$(0.60)

Income (loss) from discontinued operations, net	$0.75	$(0.11)	$0.49	$(0.28)

Net income (loss) per share diluted	$0.79	$(0.32)	$0.11	$(0.88)

Weighted average and equivalent shares outstanding:
Basic	5,438,000	5,303,000	5,371,000	5,300,000

Diluted	5,500,000	5,303,000	5,371,000	5,300,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-six Weeks Ended March 7, 2007	Thirty-six Weeks Ended March 8, 2006
Cash flows from operating activities:
Net income (loss)	$578,000	$(4,677,000)
Loss from discontinued operations	3,272,000	1,489,000
Gain on disposal of discontinued operations, net	(5,917,000)	—

Net loss from continuing operations	(2,067,000)	(3,188,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710,000	737,000
Amortization of loan fees	96,000	23,000
Provision for bad debt	137,000	96,000
Income tax benefit	—	1,062,000
Provision for inventory obsolescence	29,000	24,000
Provision for asset impairment	537,000	—
Provision for store closure	432,000	—
Stock compensation expense	221,000	287,000
Notes receivable issued for franchise fees	(151,000)	(35,000)
(Gain) loss on disposals of assets	(22,000)	4,000
Changes in operating assets and liabilities:
Accounts receivable	(1,628,000)	(1,420,000)
Inventories	405,000	193,000
Prepaid expenses	48,000	(90,000)
Notes receivable	(249,000)	(239,000)
Other assets	32,000	(375,000)
Accounts payable	(269,000)	971,000
Accrued compensation	151,000	(592,000)
Accrued expenses	238,000	242,000
Franchisee deposits	(31,000)	(86,000)
Deferred income	(18,000)	(26,000)
Accrued provision for store closure	(125,000)	(91,000)
Deferred rent	9,000	8,000

Net cash used in operating activities of continuing operations	(1,400,000)	(2,495,000)
Net cash used in operating activities of discontinued operations	(3,558,000)	(396,000)

Net cash used in operating activities	(5,073,000)	(2,891,000)

Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(1,005,000)	(1,436,000)
Proceeds from disposal of property and equipment	12,000	—
Principal payments received on notes receivable	1,151,000	1,038,000
Investment in restricted money market account	(84,000)	(578,000)

Net cash provided by (used in) investing activities of continuing operations	74,000	(976,000)
Capital expenditures for property and equipment of discontinued operations	(16,000)	(2,440,000)
Proceeds from sale of discontinued operations, net of related expenses	11,760,000	43,000

Net cash provided by (used in) investing activities	11,818,000	(3,373,000)

Cash flows provided by financing activities:
Exercise of stock options	340,000	137,000
Borrowings under credit agreement	3,000,000	—
Payments on long-term debt	(3,000,000)	—
Payments on capital lease obligations	—	(67,000)

Net cash provided by financing activities of continuing operations	340,000	70,000
Net cash used in financing activities of discontinued operations	(11,000)	(13,000)

Net cash provided by financing activities	329,000	57,000

Net increase (decrease) in cash	7,074,000	(6,207,000)
Cash at beginning of period	2,593,000	10,493,000

Cash at end of period	$9,667,000	$4,286,000

Supplemental disclosures of cash flow information:
Non-cash transactions:
Value of common stock warrants recorded as debt discount	$76,000	$—

Issuance of notes receivable	$151,000	$35,000

Cash paid during the period for:
Interest	$112,000	$57,000

Income taxes	$74,000	$61,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 7, 2007

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

Discontinued Operations

On September 14, 2006, the Company and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks agreed to purchase the Company’s leasehold interests in up to 40 of the 47 locations where the Company operates retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement. As more fully discussed in Note 9, the Company transferred 30 stores to Starbucks during the twelve weeks ended March 7, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of the Company’s Diedrich Coffee and Coffee People retail operations which were sold or to be sold, are reported as discontinued operations for all periods presented.

Assets held for sale in the condensed consolidated balance sheet at March 7, 2007 include property and equipment, yet to be transferred to Starbucks or other buyers.

Assets held for sale in the condensed consolidated balance sheet at June 28, 2006 include the following assets:

•	Property and equipment, net for Diedrich Coffee, Inc. and Coffee People, Inc. retail stores

•	Goodwill

•	Other assets

Liabilities held for sale in the condensed consolidated balance sheet at June 28, 2006 include the following liability:

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109” (“FIN 48”) which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the new requirements in the first quarter of fiscal 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement on Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS No. 159 on its consolidated financial statements.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The Company chose the modified-prospective transition alternatives in adopting SFAS 123R. Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-

based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rate will be estimated for all options, as required by SFAS 123R.

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

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 7, 2007	March 8, 2006	March 7, 2007	March 8, 2006
Risk free interest rate	4.70%	4.47%	4.70% – 5.29%	4.00% – 4.47%
Expected life	2 years	2 years	2 years	2 years
Expected volatility	63%	66%	55% – 64%	44% - 75%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	5.15%	4.30%	5.02% – 6.32%	1.65% – 4.30%

A summary of option activity under our stock option plans for the twelve weeks ended March 7, 2007 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 28, 2006	941,000	$4.94
Plus options granted	90,000	3.65
Less:
Options exercised	(249,000)	3.40
Options canceled or expired	(216,000)	5.69

Options outstanding at March 7, 2007	566,000	5.13	6.7	$75,000

Options exercisable at March 7, 2007	428,000	$5.49	6.0	$50,000

Stock-based compensation expense included in the statement of operations for the twelve weeks ended March 7, 2007 was approximately $60,000 and for the thirty-six weeks ended March 7, 2007 was approximately $221,000. As of March 7, 2007, there was approximately $159,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 0.9 years. The total intrinsic value of options exercised during the thirty-six weeks ended March 7, 2007 was approximately $124,000. A summary of the status of the Company’s unvested options as of March 7, 2007, and changes during the thirty-six weeks ended March 7, 2007, is presented below:

Unvested Options	Options	Weighted – Average Grant- Date Fair Value ($)
Unvested options at June 28, 2006	155,000	$4.64
Granted	83,000	3.62
Vested	(92,000)	4.62
Forfeited	(8,000)	4.30
Unvested options at March 7, 2007	138,000	$4.06

Approximately 92,000 options vested during the thirty-six weeks ended March 7, 2007.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 10.

Reclassifications

Certain reclassifications have been made to the March 8, 2006 unaudited condensed consolidated financial statements and to the June 28, 2006 condensed consolidated financial statements to conform to the March 7, 2007 presentation.

2. INVENTORIES

Inventories consist of the following:

	March 7, 2007	June 28, 2006
Unroasted coffee	$1,153,000	$1,522,000
Roasted coffee	702,000	791,000
Accessory and specialty items	106,000	136,000
Other food, beverage and supplies	1,008,000	1,397,000

Total inventory	$2,969,000	$3,846,000

3. NOTES RECEIVABLE

Notes receivable consist of the following:

	March 7, 2007	June 28, 2006
Notes receivable bearing interest at rates from 0% to 9.5%, payable in installments of between $115 and $10,000 and due between January 2006 and August 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement.	$353,000	$206,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments of between $1,000,000 and $2,000,000, due between January 31, 2007 and January 31, 2011.	4,152,000	4,903,000
Less: current portion of notes receivable	(1,141,000)	(1,137,000)

Long-term portion of notes receivable	$3,364,000	$3,972,000

4. ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

	Beg Balance	Amounts Charged to Expense	Adjustments	Cash Payments	End Balance
Fiscal year ended June 28, 2006	$91,000	$401,000	$(75,000)	$(16,000)	$401,000
Thirty-six weeks ended March 7, 2007	$401,000	$857,000	$—	$(461,000)	$797,000

Amounts charged to expense for the thirty-six weeks ended March 7, 2007 were $857,000.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share from continuing operations:

	Twelve Weeks Ended March 7, 2007	Twelve Weeks Ended March 8, 2006	Thirty-six Weeks Ended March 7, 2007	Thirty-six Weeks Ended March 8, 2006
Numerator:
Income (loss) from continuing operations	$197,000	$(1,129,000)	$(2,067,000)	$(3,188,000)

Denominator:
Basic weighted average shares outstanding	5,438,000	5,303,000	5,371,000	5,300,000
Effect of dilutive securities	62,000	—	—	—

Diluted adjusted weighted average shares	5,500,000	5,303,000	5,371,000	5,300,000

Basic and diluted net income (loss) per share from continuing operations	$0.04	$(0.21)	$(0.38)	$(0.60)

For computation of net income (loss) per share from continuing operations, 553,000 and all 973,000 of the options outstanding as of March 7, 2007 and March 8, 2006, respectively, were excluded because their inclusion would have been anti-dilutive. In addition, 1,726,000 and 504,000 of the warrants to purchase shares of common stock as of March 7, 2007 and March 8, 2006, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Twelve Weeks Ended March 7, 2007	Twelve Weeks Ended March 8, 2006	Thirty-six Weeks Ended March 7, 2007	Thirty-six Weeks Ended March 8, 2006
Numerator:
Net income (loss)	$4,354,000	$(1,684,000)	$578,000	$(4,677,000)

Denominator:
Basic weighted average shares outstanding	5,438,000	5,303,000	5,371,000	5,300,000
Effect of dilutive securities	62,000	—	—	—

Diluted adjusted weighted average shares	5,500,000	5,303,000	5,371,000	5,300,000

Basic net income (loss) per share	$0.80	$(0.32)	$0.11	$(0.88)

Diluted net income (loss) per share	$0.79	$(0.32)	$0.11	$(0.88)

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

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 7, 2007	March 8, 2006	March 7, 2007	March 8, 2006
Net revenue:
Wholesale	$6,890,000	$5,102,000	$19,349,000	$14,496,000
Franchise	855,000	972,000	2,613,000	2,668,000
Retail	821,000	1,074,000	2,191,000	3,007,000

Total net revenue	$8,566,000	$7,148,000	$24,153,000	$20,171,000

Depreciation and amortization:
Wholesale	$126,000	$89,000	$356,000	$377,000
Retail	55,000	55,000	164,000	138,000
Corporate	58,000	77,000	190,000	222,000

Total depreciation and amortization	$239,000	$221,000	$710,000	$737,000

Interest expense:
Wholesale	$—	$—	$—	$—

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 7, 2007	March 8, 2006	March 7, 2007	March 8, 2006
Franchise	—	—	—	3,000
Corporate	122,000	18,000	210,000	62,000

Total interest expense	$122,000	$18,000	$210,000	$65,000

Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$785,000	$697,000	$2,550,000	$2,078,000
Franchise	(216,000)	775,000	(19,000)	2,193,000
Retail	(52,000)	(57,000)	(626,000)	(40,000)
Corporate	(1,624,000)	(2,666,000)	(5,276,000)	(7,803,000)

Total segment loss from continuing operations before income tax provision	$(1,107,000)	$(1,251,000)	$(3,371,000)	$(3,572,000)

			March 7, 2007	June 29, 2006
Identifiable assets:
Assets held for sale			$238,000	$5,221,000
Retail			1,422,000	2,547,000
Wholesale			8,230,000	7,431,000
Franchise			1,590,000	1,276,000
Corporate			16,037,000	9,476,000

Tangible assets			27,517,000	25,951,000
Assets held for sale			—	1,347,000
Goodwill – Wholesale			6,311,000	6,311,000
Goodwill – Franchise			521,000	521,000

Total assets			$34,349,000	$34,130,000

7. LEASE CONTINGENCIES

The Company is liable on the master real property leases for 65 Gloria Jean’s franchise locations. Under the Company’s historical franchising business model, the Company executed the master lease for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making all required payments under the master lease. The Company’s maximum theoretical future exposure at March 7, 2007, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was approximately $18,486,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default; including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

8. OUTSTANDING FINANCING ARRANGEMENTS AND RESTRICTED CASH

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30% (10.64% at March 7, 2007), and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of March 7, 2007, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. A total of 1,274,957 warrants are issuable upon a change in control for previous debt repayments under this facility. The Company has issued 4,219 warrants as of March 7, 2007.

On August 23, 2006, the Company issued a $1,000,000 note under the facility and recorded a discount of $25,000 to reflect the value of the warrants as of the borrowing date. On October 2, 2006, the Company issued a $1,000,000 note under the facility and recorded a discount of $26,000 to reflect the value of the warrants as of the borrowing date. On December 22, 2006, the Company borrowed an additional amount of $1,000,000 under this facility and recorded a discount of $25,000 to reflect the value of the warrants as of the borrowing date. The $3,000,000 borrowing was fully repaid on January 26, 2007. As of March 7, 2007, the Company had $5,000,000 available for future borrowing.

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

On November 4, 2005, the Company entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2007. The letter of credit facility is secured by a deposit account at Bank of the West. As of March 7, 2007, this deposit account had a balance of $667,000, which is shown as restricted cash on the consolidated balance sheets. As of March 7, 2007, $651,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of March 7, 2007, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30% (10.64% at March 7, 2007); and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of March 7, 2007, the Company was in compliance with all agreement covenants as amended by Amendment No 2.

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

Pursuant to the asset purchase agreement, the actual amount paid by Starbucks is dependent on which and how many of the Company Stores are ultimately transferred to Starbucks. Ten percent of the amount paid to the Company upon transfer of the Company Stores is required to be deposited into an escrow fund to be held in connection with the Company’s indemnification obligations.

The closing for the transfer of an initial group of Company Stores occurred on January 16, 2007, which related to the transfer of 15 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks in exchange for a cash payment of approximately $5,560,000 to the Company and the deposit of $618,000 in the escrow fund. In connection with the closing of the second group of Company stores, which occurred on February 2, 2007, the Company transferred an additional 13 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks and agreed to retain three Company stores that were the subject of the asset purchase agreement in exchange for a cash payment of approximately $5,565,000 to the Company and the deposit of approximately $514,000 into the escrow fund. In connection with the third closing, which occurred on February 9, 2007, the Company transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $63,000 to the Company and the deposit of approximately $7,000 into the escrow fund. In connection with the fourth closing, which occurred on February 28, 2007, the Company transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $586,000 to the Company and the deposit of approximately $65,000 into the escrow fund. Subsequent to the Company’s quarter end on March 7, 2007, the Company transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks on March 23, 2007 in exchange for a cash payment of approximately $220,000 to the Company and the deposit of approximately $25,000 into the escrow fund. On April 20, 2007, we closed our last transaction with Starbucks with the transfer of one Diedrich Coffee store’s leasehold and related assets in exchange for a cash payment of approximately $168,000 and the deposit of approximately $18,000 into the escrow fund. As of March 7, 2007, the Company had $1,203,000 held in escrow.

The Company and Starbucks have made certain customary representations, warranties and covenants in the asset purchase agreement. The asset purchase agreement also contains customary indemnification provisions for certain claims and provides for a basket of $100,000 and a cap of $2,000,000 for breaches of the Company’s representations and warranties contained in the asset purchase agreement.

As part of the asset purchase agreement, the Company has agreed to a non-compete provision that for three years after the closing of the transaction, restricts the Company’s ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where a Company Store was located at the time that the asset purchase agreement was executed. The non-compete provision applies only to stores opened after the date of the asset purchase agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by the Company, or other non-retail businesses, or (3) the conversion of Company-operated stores existing on the date of the asset purchase agreement to franchise stores. The Company has also agreed that it will not solicit any Starbucks employee to enter the Company’s employment for three years after the closing of the transaction.

In separate transactions with three parties other than Starbucks, the Company transferred three retail store location leaseholds and related assets on January 31, 2007, transferred certain assets (excluding leaseholds) relating to two retail store locations on February 5, 2007 and March 9, 2007, and received proceeds from these transactions of $620,000, $10,000, and $25,000, respectively.

Assets held for sale consisted of the following:

	March 7, 2007	June 28, 2006
Property and equipment, net	$210,000	$5,027,000
Goodwill, net	—	1,347,000
Other assets	28,000	194,000

Total assets held for sale	$238,000	$6,568,000

In accordance with SFAS 144, the financial results of the retail operations are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 7, 2007	March 8, 2006	March 7, 2007	March 8, 2006
Net revenue	$2,966,000	$6,897,000	$16,833,000	$20,991,000

Gain on sale of discontinued operations, net of $1,304,000 tax	5,917,000	—	5,917,000	—
Loss from discontinued operations, net of $0 income taxes	(1,760,000)	(555,000)	(3,272,000)	(1,489,000)

Total income (loss) from discontinued operations, net of income taxes	$4,157,000	$(555,000)	$2,645,000	$(1,489,000)

10. EMPLOYEE BENEFITS

401(k) Plan

The Company maintains a 401(k) Salary Deferral Plan (the “401(k) Plan”) for eligible employees. Employer matching contributions relating to the 401(k) Plan totaled $11,000 for the twelve weeks ended March 7, 2007 and $13,000 for the twelve weeks ended March 8, 2006. Employer matching totaled $35,000 and $36,000 for the thirty-six weeks ended March 7, 2007 and March 8, 2006, respectively.

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, plan participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a plan participant will be credited to the plan participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts for the thirty-six weeks ended March 7, 2007 and March 8, 2006.

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

The Company has purchased a COLI contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of March 7, 2007 was $375,000 as shown in the accompanying condensed consolidated balance sheets. Total death benefits payable was $14,838,000 at March 7, 2007. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A WARNING ABOUT FORWARD LOOKING STATEMENTS.

We make forward-looking statements in this quarterly report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. A number of events and factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this report, along with the following possible events or factors:

•	the financial and operating performance of our wholesale operations;

•	our ability to maintain profitability over time;

•	the successful execution of our growth strategies;

•	our franchisees’ adherence to our practices, policies and procedures;

•	the impact of competition; and

•	the availability of working capital.

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

Except as required by law, we undertake no obligation to revise or update any forward-looking statements whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc. and its subsidiaries.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and thirty-six weeks ended March 7, 2007 to the results for the twelve and thirty-six weeks ended March 8, 2006.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of March 7, 2007. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

As of March 7, 2007, we owned and operated 10 retail locations and franchised 149 other retail locations under these brands, for a total of 159 retail coffee outlets. As of March 7, 2007, our retail units were located in 31 states and we had over 800 wholesale accounts with office coffee service distributors, chain and independent restaurants and others.

Recent Developments

Our strategic direction is currently focused on growing the wholesale business segment and the related distribution channels, including franchise stores. As part of the plan to narrow the focus of the retail business segment to only franchise operations, our plans are to close all Diedrich Coffee and Coffee People company-operated locations, but retain the two brands for our wholesale and franchise operations. In conjunction with the transaction with Starbucks Corporation, we have commenced the exiting of any remaining Diedrich Coffee and Coffee People company-operated locations. As such, our results of company-operated Diedrich Coffee and Coffee People retail operations are reported as discontinued operations for all periods presented. The financial results of company-operated Gloria Jean’s retail operations are reported as continuing operations for all periods presented.

On September 14, 2006, we and Starbucks Corporation entered into an asset purchase agreement pursuant to which Starbucks agreed to purchase our leasehold interests in up to 40 of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands, along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the asset purchase agreement. On December 12, 2006, our stockholders approved the asset purchase agreement at the annual stockholder meeting.

Pursuant to the asset purchase agreement, the actual amount paid by Starbucks is dependent on which and how many of the Company Stores are ultimately transferred to Starbucks. Ten percent of the amount paid to the Company upon transfer of the Company Stores is required to be deposited into an escrow fund to be held in connection with the Company’s indemnification obligations.

The closing for the transfer of an initial group of Company Stores occurred on January 16, 2007, which related to the transfer of 15 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks in exchange for a cash payment of approximately $5,560,000 to the Company and the deposit of approximately $618,000 in the escrow fund. In connection with the closing of the second group of Company stores, which occurred on February 2, 2007,we transferred an additional 13 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks and agreed to retain three Company stores that were the subject of the asset purchase agreement in exchange for a cash payment of approximately $5,565,000 to the Company and the deposit of approximately $514,000 into the escrow fund. In connection with the third closing, which occurred on February 9, 2007, we transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $63,000 and the deposit of approximately $7,000 into the escrow fund. In connection with the fourth closing, which occurred on February 28, 2007, we transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $586,000 and the deposit of approximately $65,000 into the escrow fund. Subsequent to the our quarter end on March 7, 2007, we transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks on March 23, 2007 in exchange for a cash payment of approximately $220,000 and the deposit of approximately $25,000 into the escrow fund. On April 20, 2007, we closed our last transaction with Starbucks with the transfer of one Diedrich Coffee store’s leasehold and related assets in exchange for a cash payment of approximately $168,000 and the deposit of approximately $18,000 into the escrow fund. As of March 7, 2007, we had $1,203,00 held in escrow.

We and Starbucks have made certain customary representations, warranties and covenants in the asset purchase agreement. The asset purchase agreement also contains customary indemnification provisions for certain claims and provides for a basket of $100,000 and a cap of $2,000,000 for breaches of the Company’s representations and warranties contained in the asset purchase agreement.

As part of the asset purchase agreement, we have agreed to a non-compete provision that for three years after the closing of the transaction restricts our ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where our retail stores were located at the time that the asset purchase agreement was executed. The non-compete provision applies only to stores opened after the date of the asset purchase agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by us, or other non-retail businesses, or (3) the conversion of Company-operated stores existing on the date of the asset purchase agreement to franchise stores. We have also agreed that we will not solicit any Starbucks employee to become employed by us for three years after the closing of the transaction.

In separate transactions with three parties other than Starbucks, we transferred three retail store location leaseholds and related assets on January 31, 2007, transferred certain assets (excluding leaseholds) relating to two retail store locations on February 5, 2007 and March 9, 2007, and received proceeds from these transactions of $620,000, $10,000, and $25,000, respectively.

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2006 and fiscal 2007 through the thirty-six weeks ended March 7, 2007, is set forth below:

	Units at June 29, 2005	Opened	Closed/ Sold	Net transfers between the Company and Franchisee (A)	Units at June 28, 2006	Opened	Closed	Net transfers between the Company and Franchisee (B)	Units at March 7, 2007 (C)
Gloria Jean’s Brand
Company Operated	11	1	(1)	(6)	5	—	(1)	2	6
Franchise – Domestic	132	16	(15)	6	139	10	(9)	(2)	138

Total Company Operated and Franchise – Domestic	143	17	(16)	—	144	10	(10)	—	144

Diedrich Coffee Brand				—
Company Operated	26	1	—	(1)	26	—	(22)	—	4
Franchise – Domestic	7	1	(1)	1	8	—	(1)	—	7

Subtotal Diedrich	33	2	(1)	—	34	—	(23)	—	11

Coffee People Brand				—
Company Operated	25	4	(7)	(1)	21	—	(18)	(3)	—
Franchise – Domestic	—	—	—	1	1	—	—	3	4

Subtotal Coffee People	25	4	(7)	—	22	—	(18)	—	4

Total	201	23	(24)	—	200	10	(51)	—	159

(A)	Six company operated Gloria Jean’s, one company operated Diedrich Coffee, and one company operated Coffee People coffeehouses were transferred to franchisees during fiscal year 2006.
(B)	One company operated Gloria Jean’s coffeehouse was transferred to a franchisee, two Gloria Jean’s franchise operated coffeehouses were transferred to the company and three company operated Coffee People coffeehouses were transferred to franchisees during the current fiscal year.
(C)	On September 14, 2006, we and Starbucks entered into an agreement pursuant to which Starbucks agreed to purchase our leasehold interests in certain locations where we operate retail stores under the Diedrich Coffee and Coffee People brands. To date, the company has transferred 30 stores to Starbucks. See “Recent Developments” above.

Seasonality and Quarterly Results

Historically, our business has experienced variations in sales and earnings from quarter to quarter due to the holiday season and a variety of other factors, including, but not limited to, general economic trends, green coffee costs, competitive factors, marketing initiatives, weather and special or unusual events which are outside of our control. Our franchise partners are subject to the seasonal fluctuations that affect retailers in general. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Results of operations

Twelve weeks ended March 7, 2007 compared with the twelve weeks ended March 8, 2006

Total Net Revenue. Total net revenue for the twelve weeks ended March 7, 2007 increased by $1,418,000, or 19.8%, to $8,566,000 from $7,148,000 for the twelve weeks ended March 8, 2006. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended March 7, 2007 increased by $1,788,000, or 35.0%, to $6,890,000 from $5,102,000 for the twelve weeks ended March 8, 2006. Wholesale sales to OCS (Office Coffee Services) and foodservice customers for the twelve weeks ended March 7, 2007 increased by $1,793,000, or 44.5%, to $5,822,000 from $4,029,000 for the twelve weeks ended March 8, 2006 led by a 47.0% increase in Keurig “K-cup” sales. Sales of roasted coffee to our franchisees remained relatively flat with a decrease of $5,000, or 0.5%, for the twelve weeks ended March 7, 2007 as compared to the twelve weeks ended March 8, 2006.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $117,000, or 12.0%, to $855,000 for the twelve weeks ended March 7, 2007 from $972,000 for the twelve weeks ended March 8, 2006.

The decrease was primarily the result of a decrease in royalty income. Comparable store sales at Diedrich franchise locations decreased 1.4% and decreased 2.9% at Gloria Jean’s franchise locations during the third quarter as compared to the respective prior year period.

Retail Sales. Retail sales for the twelve weeks ended March 7, 2007 decreased by $253,000, or 23.6%, to $821,000 from $1,074,000 for the respective prior year period. This decrease was due to a net decrease of 5 company-operated Gloria Jean’s stores since the beginning of the 2005 fiscal year along with a 1.5% decrease in comparable store sales at company-operated locations during the third quarter of the current fiscal year. Retail sales from our internet website increased by $58,000, or 25.1%, to $289,000 for the twelve weeks ended March 7, 2007 from $231,000 for the twelve weeks ended March 8, 2006.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended March 7, 2007 increased $1,206,000, or 27.5%, to $5,602,000 from $4,396,000 in the respective prior year period. Wholesale cost of sales increased by $1,399,000 or 36.9%. As a percentage of wholesale sales, cost of sales increased to 75.3% from 74.2% for the current quarter compared to the respective prior year period. Occupancy costs for the twelve weeks ended March 7, 2007 decreased by $80,000 to $96,000 compared to $176,000 for the twelve weeks ended March 8, 2006.

Operating Expenses. Operating expenses for the twelve weeks ended March 7, 2007, as a percentage of retail and wholesale sales, increased from 17.7% of retail and wholesale sales for the twelve weeks ended March 8, 2006 to 25.3% for the twelve weeks ended March 7, 2007. This increase is the result of the realignment of certain functions of the franchise segment to include costs associated with salaries and related general and administrative functions previously reflected in general and administrative expenses in the prior year.

Depreciation and Amortization. Depreciation remained relatively flat with a slight increase of $18,000 to $239,000 for the twelve weeks ended March 7, 2007 as compared to $221,000 for the twelve weeks ended March 8, 2006.

General and Administrative Expenses. Our general and administrative expenses decreased by $1,242,000, or 44.6%, to $1,543,000 for the twelve weeks ended March 7, 2007 compared to $2,785,000 for the twelve weeks ended March 8, 2006. As a percentage of total revenue, general and administrative expenses decreased from 39.0% for the twelve weeks ended March 8, 2006 to 18.0% for the twelve weeks ended March 7, 2007 due primarily as a result of the reclassification of salaries and related franchise direct overhead costs to operating expenses in the current year as a result of the realignment of certain functions.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $36,000 in the twelve weeks ended March 7, 2007 compared to income of $100,000 in the twelve weeks ended March 8, 2006. This change was the result of a reduction in interest income due to a decrease in invested cash compared to the respective prior year period.

Income Tax Benefit. We had income from continuing operations for the twelve weeks ended March 7, 2007 and gains from discontinued operations for the same period of the current year. We incurred losses from continuing and discontinued operations in the prior year same period. In accordance with SFAS 109 “Accounting for Income Taxes”, the income tax benefit generated by the loss has been fully reserved due to the uncertainty of generating future taxable income.

Gain on Sale of Retail Operations; Discontinued Operations. We sold 30 of our Diedrich Coffee and Coffee People retail stores to Starbucks during the current quarter. Proceeds from the sale were $11,745,000 in cash and an additional $1,203,000 in payments to an escrow account to be received six months after the closings, subject to any claims for representations and warranties under the asset purchase agreement. In separate transactions with two parties other than Starbucks, we sold three retail store location leaseholds and related assets on January 31, 2007 and with respect to certain assets relating to one retail store location (excluding its leasehold) on February 5, 2007 and received proceeds of $620,000 and $10,000, respectively. Proceeds, net of costs and net book value of assets sold, primarily consisting of leasehold improvements and related assets, net of tax of $1,304,000, resulted in a book gain of $5,917,000, or $1.09 per share, for the twelve weeks ended March 7, 2007. The tax provision on book gain resulted in a tax rate lower than statutory tax rates due to the use of net operating loss carryovers from prior years.

Results of Discontinued Operations. As a result of the transfer of the Diedrich Coffee and Coffee People retail stores to Starbucks, the results from these components of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Losses from discontinued operations were $1,760,000, net of $0 in taxes for the twelve weeks ended March 7, 2007 compared to losses of $555,000, net of $0 taxes for the same period in the prior year.

Thirty-six weeks ended March 7, 2007 compared with the thirty-six weeks ended March 8, 2006

Total Net Revenue. Total net revenue for the thirty-six weeks ended March 7, 2007 increased by $3,982,000, or 19.7%, to $24,153,000 from $20,171,000 for the thirty-six weeks ended March 8, 2006. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the thirty-six weeks ended March 7, 2007 increased by $4,853,000, or 33.5%, to $19,349,000 from $14,496,000 for the thirty-six weeks ended March 8, 2006. Wholesale sales to OCS and foodservice customers for the thirty-six weeks ended March 7, 2007 increased by $4,848,000, or 47.4%, to $15,073,000 from $10,225,000 for the thirty-six weeks ended March 8, 2006 led by a 50.5% increase in Keurig “K-cup” sales. Sales of roasted coffee to our franchisees remained relatively flat at an increase of $5,000, or 0.1%, for the thirty-six weeks ended March 7, 2007 as compared to the thirty-six weeks ended March 8, 2006.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $55,000, or 2.1%, to $2,613,000 for the thirty-six weeks ended March 7, 2007 from $2,668,000 for the thirty-six weeks ended March 8, 2006. The decrease was primarily due to $61,000 decrease in new store fees. Comparable store sales at Diedrich franchise locations increased 0.6% and decreased 2.8% at Gloria Jean’s franchise locations during the thirty-six weeks ended March 7, 2007 compared to the thirty-six weeks ended March 8, 2006.

Retail Sales. Retail sales for the thirty-six weeks ended March 7, 2007 decreased by $816,000, or 27.1%, to $2,191,000 from $3,007,000 for the prior year period. This decrease was due to a net decrease of 5 company-operated Gloria Jean’s stores since the beginning of the 2005 fiscal year and was partially offset by a 0.7% increase in comparable store sales at company-operated locations during the thirty-six weeks ended March 7, 2007 compared to the prior year period. Retail sales from our internet website increased by $186,000, or 29.9%, to $808,000 for the thirty-six weeks ended March 7, 2007 from $622,000 for the thirty-six weeks ended March 8, 2006.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the thirty-six weeks ended March 7, 2007 increased $3,393,000, or 27.5%, to $15,718,000 from $12,325,000 in the respective prior year period. As a percentage of total revenue, cost of sales and related occupancy increased from 61.1% to 65.1% in the current year and was primarily due to an increase in wholesale cost of sales from 60.0% to 65.9% as a percentage of wholesale and retail revenue.

Operating Expenses. Operating expenses for the thirty-six weeks ended March 7, 2007, as a percentage of retail and wholesale sales, increased from 16.5% for the thirty-six weeks ended March 8, 2006 to 25.4% for the thirty-six weeks ended March 7, 2007. This increase is the result of the realignment of certain functions of the franchise segment to include costs associated with salaries and related general and administrative functions previously reflected in general and administrative expenses in the prior year.

Depreciation and Amortization. Depreciation remained relatively flat with a slight decrease of $27,000 to $710,000 for the thirty-six weeks ended March 7, 2007 as compared to the thirty-six weeks ended March 8, 2006.

General and Administrative Expenses. Our general and administrative expenses decreased by $2,940,000, or 36.3%, to $5,167,000 for the thirty-six weeks ended March 7, 2007 compared to $8,107,000 for the thirty-six weeks ended March 8, 2006. As a percentage of total revenue, general and administrative expenses decreased from 40.2% for the thirty-six weeks ended March 8, 2006 to 21.4% for the thirty-six weeks ended March 7, 2007 due primarily as a result of the reclassification of salaries and related franchise direct overhead costs to operating expenses in the current year as a result of the realignment of certain functions.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $59,000 in the thirty-six weeks ended March 7, 2007 compared to $341,000 in the thirty-six weeks ended March 8, 2006. This change was the result of a reduction in interest income due to a decrease in invested cash compared to the prior year same period and interest payments on borrowings under the credit agreement.

Income Tax Benefit. We had losses from continuing operations and from discontinued operations for the thirty-six weeks ended March 7, 2007 and March 8, 2006. In accordance with SFAS 109 “Accounting for Income Taxes”, the income tax benefit generated by the loss has been fully reserved due to the uncertainty of generating future taxable income.

Gain on Sale of Discontinued Operations. We sold 30 of our Diedrich Coffee and Coffee People retail stores to Starbucks during the third quarter for proceeds of $11,745,000 cash and an additional $1,203,000 in payments to an escrow account to be received six months after the closings, subject to any claims for representations and warranties under the asset purchase agreement. In separate transactions with two parties other than Starbucks, we sold three retail store location leaseholds and related assets on January 31, 2007 and with respect to certain assets relating to one retail store location (excluding its leasehold) on February 5, 2007 and received proceeds of $620,000 and $10,000, respectively. Proceeds, net of costs and net book value of assets sold, primarily consisting of leasehold improvements and related assets, net of tax of $1,304,000, resulted in a book gain of $5,917,000, or $1.10 per share, for the thirty-six weeks ended March 7, 2007. The tax provision on book gain resulted in a tax rate lower than statutory tax rates due to the use of net operating loss carryovers from prior years.

Results of Discontinued Operations. As a result of the transfer of the Diedrich Coffee and Coffee People retail stores to Starbucks, the results from these components of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Losses from discontinued operations were $3,272,000, net of $0 in taxes for the thirty-six weeks ended March 7, 2007 compared to losses of $1,489,000, net of $0 taxes for the same period in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At March 7, 2007, we had cash of $9,667,000 as compared to $2,593,000 at June 28, 2006, and we had working capital of $11,763,000 at March 7, 2007 as compared to working capital of $9,877,000 at June 28, 2006. The increase in cash is primarily due to the sale of Company stores to Starbucks. Total outstanding capital lease obligations decreased from $328,000 at June 28, 2006 to $0 at March 7, 2007. Stockholder’s equity increased from $24,267,000 at June 28, 2006 to $25,394,000 at March 7, 2007.

The accounts receivable balance of $4,320,000 as of March 7, 2007 is an increase of $1,491,000 from the June 28, 2006 balance of $2,829,000. This increase is related to the seasonality of our business and to an increase in wholesale sales to third parties. The accounts payable balance of $2,659,000 as of March 7, 2007 is a decrease of $270,000 from the June 28, 2006 balance of $2,929,000.

Cash Flows. Net cash used in operating activities for the thirty-six weeks ended March 7, 2007 totaled $5,073,000 as compared with $2,891,000 of cash used in operating activities for the thirty-six weeks ended March 8, 2006. This increase is the net result of many factors more fully enumerated in the unaudited condensed consolidated statement of cash flows in the accompanying financial statements.

Net cash provided by investing activities for the thirty-six weeks ended March 7, 2007 totaled $11,818,000 as compared with $3,373,000 cash used in investing activities for the thirty-six weeks ended March 8, 2006. During the thirty-six weeks ended March 7, 2007, a total of $1,005,000 was used to invest in property and equipment primarily related to retail stores of $307,000, for our Castroville roasting facility $353,000 and $345,000 for our home office facility. These expenditures were offset by $1,151,000 of payments received on notes receivable and $11,760,000, net of related expenses, received from the sale of retail stores to Starbucks and other parties.

Net cash provided by financing activities for the thirty-six weeks ended March 7, 2007 totaled $329,000 as compared to $57,000 for the thirty-six weeks ended March 8, 2006. The increase is primarily attributed to $340,000 in proceeds from the exercise of stock options.

Outstanding Debt and Financing Arrangements. On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of March 7, 2007, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. A total of 1,274,957 warrants are issuable upon a change in control for previous debt repayments under this facility. The Company has issued 4,219 warrants as of March 7, 2007. As of March 7, 2007, the Company had no amounts outstanding under the facility and $5,000,000 available for borrowing.

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

On November 4, 2005, the Company entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2007. The letter of credit facility is secured by a deposit account at Bank of the West. As of March 7, 2007, this deposit account had a balance of $667,000, which is shown as restricted cash on the consolidated balance sheets. As of March 7, 2007, $651,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of March 7, 2007, the Company was in compliance with all Banks of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA

Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of March 7, 2007, the Company was in compliance with all agreement covenants as amended by Amendment No 2.

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

Based on the terms of our credit agreements, as amended, cash received from the sale of Diedrich and Coffee People retail locations, the focus on growing the wholesale and franchise business segments, the status of our balance sheet and the overall business outlook for us and the specialty coffee market, our management believes that current cash balance, cash from ongoing operations, and funds available to us from our current credit agreements will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months. Our future capital requirements will depend on many factors, including the extent and timing of the rate at which our business grows, if at all, with corresponding demands for working capital. We may be required to seek additional funding through either debt financing, or public or equity, or a combination of funding methods to meet our capital requirements and sustain our operations. However, additional funds may not be available on terms acceptable to us or at all.

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of March 7, 2007:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Company operated retail locations and other operating leases	$9,027	$1,646	$2,859	$1,956	$2,566
Franchise operated retail locations operating leases	18,486	3,646	5,540	4,236	5,064
Green coffee commitments	2,054	1,978	76	—	—

	$29,567	$7,270	$8,475	$6,192	$7,630

As of March 7, 2007, there were employment agreements with two of our officers that provide for severance payments in the event that these individuals are terminated by us without cause or they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. Our maximum theoretical liability for severance under these contracts is currently $368,000. Because these amounts are contingent, they have not been included in the table above.

As reflected in the table above, we have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 65 Gloria Jean’s franchise locations. Under our historical franchising business model, from time to time we execute the master lease for a location and enter into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master lease. Our maximum theoretical future exposure at March 7, 2007, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was approximately $18,486,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default; including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

Effective October 1, 2006 we switched to a premium only workers’ compensations policy.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we become profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would expect to reverse our valuation allowance and credit income tax expense. In analyzing the prospects for future profitability, many of the assessments of same-store sales and cash flows discussed above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of March 7, 2007, our net deferred tax assets were fully reserved with a related valuation allowance that totaled approximately $4,323,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding debt. At March 7, 2007, we had no amounts outstanding under our $5,000,000 loan facility. Should we incur debt on this facility, we could be affected by changes in short term interest rates. Our borrowing rate on our loan facility is based on a three-month LIBOR plus 5.30% (10.64% at March 7, 2007). During our third fiscal quarter, three month LIBOR rates ranged from 5.33% to 5.37%.

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

To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. As of March 7, 2007, we had commitments to purchase coffee totaling $2,054,000 for 1,260,000 pounds of green coffee, some of which commitments were fixed as to price. Most of these commitments are for fiscal year 2007. The coffee scheduled to be delivered to us in the next twelve months pursuant to these commitments will satisfy approximately 37% of our anticipated green coffee requirements for the next twelve months. Assuming we require approximately 3,319,000 additional pounds of green coffee during the next twelve months for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $33,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers, we believe that the commodity market price for green coffee would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 4.	Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. Material pending legal proceedings to the business, to which we became or were a party during the quarter ended March 7, 2007 or subsequent thereto, but before the filing of this report, are summarized below:

On September 21, 2006, a purported class action complaint entitled Jason Reid; Kimberly Cornia, et al. v. Diedrich Coffee., et al. was filed against the Company in United States District Court Central District of California by two former employees, who worked in the positions of team member and shift manager. A second similar purported class action complaint entitled Deborah Willems, et al. v. Diedrich Coffee., et al. was filed in Orange County, California Superior Court on February 2, 2007, on behalf of another former employee who worked in the position of general manager. These cases currently involve the issue of whether employees and former employees who worked in California stores during specified time periods were deprived of overtime pay, missed meal and rest breaks. In addition to unpaid overtime, these cases seek to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees in the purported class.

We intend to vigorously defend this litigation. Because the cases are in preliminary stages, we cannot yet predict their outcome and potential financial impact on our business, results of operations and financial condition.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended June 28, 2006 as supplemented by Part II, Item 1A of our Form 10-Q for the quarter ended September 20, 2006. Please refer to those filings for disclosures regarding the risks and uncertainties related to our business.

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

Dated: April 23, 2007	DIEDRICH COFFEE, INC.

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