Form 10-K
period 2007-06-27
DIEDRICH COFFEE INC
filed 2007-09-25
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2007

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

Registrant’s telephone number, including area code

(949) 260-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 13, 2006 was $10,585,499.

The number of shares of the registrant’s common stock outstanding, as of September 24, 2007, was 5,448,316.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of June 27, 2007, are incorporated by reference into Part III of this Report.

i

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this annual report, along with the following possible events or factors:

•	our ability to maintain profitability over time;

•	the successful execution of our growth strategies;

•	our franchisees’ adherence to our practices, policies and procedures;

•	the impact of competition; and

•	the availability of working capital.

Additional risks and uncertainties are described elsewhere in this annual report and in detail under “Item 1A. Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report. Except where required by law, we do not undertake an obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances. Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Diedrich Coffee, Inc., a Delaware corporation, and its predecessors and subsidiaries.

PART I

Item 1.	Business.

Overview

Diedrich Coffee, Inc. is a specialty coffee roaster, wholesaler and retailer. Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The majority of our revenue is generated from wholesale customers located across the United States. Our wholesale operation sells a wide variety of whole bean and ground coffee as well as single serve coffee products through a network of office coffee service (“OCS”) distributors, chain and independent restaurants, coffeehouses, other hospitality operators and specialty retailers. We operate a large coffee roasting facility in Castroville, California that supplies freshly roasted coffee to all of our wholesale and retail customers.

We also sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company operated and franchised retail locations. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees. As of June 27, 2007, we owned and operated 9 retail locations and franchised 144 other retail locations under the brands described above, for a total of 153 retail coffee outlets. Although the retail specialty coffee industry is presently dominated by a single company, which operates over eight thousand domestic retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $59 million. System-wide revenues include sales from company operated and franchise locations. Our retail units are located in 30 states.

Recent Developments

Our strategic direction is currently focused on growing the wholesale business segment and the related distribution channels, including franchise stores. As part of the plan to narrow the focus of the retail business segment to only franchise operations, our plans are to close all Diedrich Coffee and Coffee People company-operated locations, but retain the two brands for our wholesale and franchise operations. In conjunction with the transaction with Starbucks Corporation, we have sold or closed a substantial majority of Diedrich Coffee and Coffee People company-operated locations. Except for the three Diedrich Coffee stores that we currently operate, our results of company-operated Diedrich Coffee and Coffee People retail operations are reported as discontinued operations for all periods presented. The financial results of company-operated Gloria Jean’s retail operations are reported as continuing operations for all periods presented.

As previously reported, on September 14, 2006, we and Starbucks Corporation entered into an asset purchase agreement (the “Agreement”) pursuant to which Starbucks agreed to purchase our leasehold interests in up to 40 of the 47 locations where we operated retail stores under the Diedrich Coffee and Coffee People brands (the “Company Stores”), along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the Agreement. On December 12, 2006, our stockholders approved the transaction with Starbucks at the annual stockholder meeting.

Pursuant to the Agreement, the actual amount paid by Starbucks was dependent on which and how many of the Company Stores would ultimately be transferred to Starbucks. Ten percent of the amount paid to the Company upon transfer of the Company Stores was required to be deposited into an escrow fund to be held in connection with the Company’s indemnification obligations.

As part of the Agreement, we have agreed to a non-compete provision that for three years after the closing of the transaction with Starbucks, restricts our ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where a Company Store was located at the time that the Agreement was executed. The non-compete provision applies only to stores opened after the date of the Agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by the Company, or other non-retail businesses, or (3) the conversion of Company-operated stores existing on the date of the Agreement to franchise stores. We have also agreed that we will not solicit any Starbucks employee to enter employment with us for three years after the closing of the transaction.

The closing for the transfer of the initial group of Company Stores occurred on January 16, 2007, which related to the transfer of 15 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks in exchange for a cash payment of approximately $5,560,000 and the deposit of approximately $618,000 into the escrow fund. In connection with the closing for a second group of Company stores, which occurred on February 2, 2007, we transferred an additional 13 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks and agreed to retain three Company stores that were the subject of the Agreement in exchange for a cash payment of approximately $5,565,000 and the deposit of approximately $514,000 into the escrow fund. In connection with the third closing, which occurred on February 9, 2007, we transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $63,000 and the deposit of approximately $7,000 into the escrow fund. In connection with the fourth closing, which occurred on February 28, 2007, we transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $586,000 to the Company and the deposit of approximately $65,000 into the escrow fund. In connection with the fifth closing, which occurred on March 23, 2007, we transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $220,000 and the deposit of approximately $25,000 into the escrow fund. In connection with the sixth closing, which occurred on April 20, 2007, we closed our last transfer under the Agreement with Starbucks with the transfer of one Diedrich Coffee store’s leasehold and related assets in exchange for a cash payment of approximately $168,000 and the deposit of approximately $18,000 into the escrow fund. As of June 27, 2007, we had approximately $1,247,000 held in escrow which was subsequently paid to us in full on July 19, 2007.

In separate transactions with three parties other than Starbucks, we transferred three retail store location leaseholds and related assets on January 31, 2007, transferred certain assets (excluding leaseholds) relating to two retail store locations on February 5, 2007 and transferred certain assets (excluding its leasehold) relating to two retail store locations on March 9, 2007, and received proceeds from these transactions of $620,000 and $10,000, and $25,000, respectively.

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

Industry Overview

According to the National Coffee Association of U.S.A., Inc. (the “NCA”), in 2007, 179.7 million adults, or 81% of the population over the age of 18, drank coffee daily or occasionally, which represents a 4.4 million-person increase from the 79% of the population over the age of 18 in 2004. The NCA also reported that daily and occasional consumption of gourmet coffee has increased over the past six years from 9.0% of the adult population in 2000 to over 16.0% of the adult population in 2006.

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

We principally sell our coffee through two distribution channels, and strive to target our resources to increase efficiency and profitability while growing the business within this framework. These two distribution channels are wholesale distribution and franchise retail outlets. While each of these channels have different customers, cost structures, overhead requirements, competitors, and other fundamental differences, we believe our commitment to quality is essential to successful growth in both of these areas. Important financial information for each of our business segments can be found in Note 13 to our consolidated financial statements.

Wholesale Distribution

As of June 27, 2007, we had over 800 coffee wholesale accounts not affiliated with our retail locations, which purchase coffee from us under the Diedrich Coffee, Coffee People and Gloria Jean’s brands. Our current wholesale accounts are in the OCS (Office Coffee Services) market, chain restaurants, independent restaurants and other hospitality industry accounts and specialty retailers. Additionally, our franchise agreements require Gloria Jean’s, Coffee People and Diedrich Coffee franchisees to purchase substantially all of their coffee from us, and we record a wholesale gross profit on such sales.

Single Serve Coffee

During fiscal 2000, we entered into a licensing agreement with Keurig, Inc. whereby we utilize Keurig’s patented single service coffee brewing technology and its extensive distribution channels within the Away from Home (AFH) and At Home (AH) single serve markets. This multi-channel strategy provides widespread exposure to our three brands in a variety of settings. Utilizing our dedicated sales force, we sell to and ship directly to OCS distributors, who then provide our K-Cups® along with equipment and other services to office customers. In addition to Keurig® single-serve K-Cups®, we sell our premium coffees to OCS distributors in whole bean and ground coffee form for use in traditional coffee brewing equipment found in most office environments.

In addition to being a leader in office-based single-cup brewing choices, Keurig is growing in the AH single serve market. Keurig brewers and K- Cups® are currently sold in over 8,500 retail locations including Macy’s, Bloomingdale’s, Target, Linens ‘n Things, Bed, Bath & Beyond, Costco, and BJ’s. We are actively participating in this retail channel with the sale of our three branded K- Cups® through many of these retailers and the sale of at-home brewers and K-cups in most of our franchise stores and internet web stores.

On May 2, 2006, Green Mountain Coffee Roasters, Inc. and Keurig, Inc. announced they had agreed to a transaction in which Green Mountain Coffee would acquire all the outstanding shares of Keurig, Inc. that the Company did not already own. After the acquisition, Keurig would be a wholly-owned subsidiary of Green Mountain Coffee. On June 15, 2006 Green Mountain Coffee Roasters, Inc. purchased the remaining interest in Keurig, Inc. and at which time Keurig became a wholly-owned subsidiary of Green Mountain Coffee.

While there can be no assurances, we do not anticipate any negative effects to our licensing agreement resulting from Green Mountain’s acquisition of Keurig, Inc. Our current agreement with Keurig, Inc., which expires in March 2010, provides for automatic five-year renewals of the agreement if we meet certain volume thresholds, which we are currently exceeding.

Foodservice & Other Wholesale Accounts

As specialty coffee has grown in overall popularity, more foodservice customers are demanding a high quality cup of coffee as a supplement to a meal. We supply coffee on a wholesale basis to a wide variety of foodservice customers from large chain restaurants to smaller, often independent, operators in the restaurant and hospitality industries and to specialty retailers. Many of our wholesale accounts, such as hotels, restaurants, golf courses and airport concessions have their own “captive” customer base.

Our territory sales managers are hands-on retail coffee experts who help our customers achieve the goals they have set for their business through on site trainings, merchandising and creative marketing and POP materials. We not only supply coffee to these customers, but also approve their equipment and train their employees to ensure that the quality of coffee served meets our rigorous quality standards. We are a true partner to our foodservice customers, not just a vendor. We believe partners should do whatever they possibly can to help grow business and ensure success. It is common for our foodservice customers to specify in their menus that they serve Diedrich Coffee which provides us with additional exposure to the restaurants’ patrons and help build brand awareness.

Retail Outlets

Our retail outlet distribution channel is primarily focused on growth through franchised retail outlets. The critical success factors are the same whether company operated or franchised—quality of product, service and atmosphere. The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us in our roles as both an operator and franchisor of retail outlets. Furthermore, the potential contribution of any given outlet, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

Our primary retail brand is Gloria Jean’s, which consists of retail units located throughout the United States. Over 95% of Gloria Jean’s retail units are franchised. The following table summarizes the relative sizes of each of our brands on a unit count basis and changes in unit count for each brand over the past two years.

	Units at June 29, 2005	Opened	Closed/ Sold	Net transfers between the Company and Franchise (A)	Units at June 28, 2006	Opened	Closed/ Sold (C)	Net transfers between the Company and Franchise (B)	Units at June 27, 2007
Gloria Jean’s Brand
Company Operated	11	1	(1)	(6)	5	—	(1)	2	6
Franchise – Domestic	132	16	(15)	6	139	13	(14)	(2)	136

Subtotal Gloria Jean’s	143	17	(16)	—	144	13	(15)	—	142

Diedrich Coffee Brand
Company Operated	26	1	—	(1)	26	—	(23)	—	3
Franchise – Domestic	7	1	(1)	1	8	—	(4)	—	4

Subtotal Diedrich	33	2	(1)	—	34	—	(27)	—	7

Coffee People Brand
Company Operated	25	4	(7)	(1)	21	—	(18)	(3)	—
Franchise – Domestic	—	—	—	1	1	—	—	3	4

Subtotal Coffee People	25	4	(7)	—	22	—	(18)	—	4

Total	201	23	(24)	—	200	13	(60)	—	153

(A)	Six company operated Gloria Jean’s, one company operated Diedrich Coffee, and one company operated Coffee People coffeehouses were transferred to franchisees during fiscal year 2006.

(B)	Two company operated Gloria Jean’s and three company operated Coffee People coffeehouses were transferred to franchisees during fiscal year 2007.

(C)	On September 14, 2006, we and Starbucks entered into an agreement pursuant to which Starbucks agreed to purchase our leasehold interest in certain locations where we operate retail stores under the Diedrich Coffee and Coffee People brands. During the current fiscal year, the Company completed the transaction with a transfer of 32 retail stores to Starbucks Corporation. See “Recent Developments” above.

Gloria Jean’s

Gloria Jean’s is a leader in the flavored specialty coffee market, with 142 coffee stores in 30 states throughout the United States. Many of our Gloria Jean’s coffee stores are located in high traffic shopping malls. The consumer traffic pattern in our mall-based stores is driven by mall hours and dynamics. Our mall-based stores are generally busiest on weekends and during holiday seasons. The typical Gloria Jean’s domestic coffee store is staffed with a manager and a staff of 10 to 15 part-time hourly employees who fill the operating shifts. Gloria Jean’s outlets tend to open earlier than most mall stores, but in general, operating hours coincide with mall hours. In addition to coffee beverages and fresh roasted whole bean coffees, Gloria Jean’s carries a wide selection of gift items, coffee accessories, and a small selection of bakery items to complement beverage sales. Gloria Jean’s stores sell a wide variety of flavored and non-flavored coffees, with beverage sales representing approximately 75% of overall sales.

The success of Gloria Jean’s coffee retail stores depend on three critical components: product quality, product selection, and service.

Product Quality.    Gloria Jean’s has been a pioneer in developing high quality, flavored, specialty coffees, and continues to be a leader in the sale of flavored coffees. Gloria Jean’s flavored coffees begin with top quality Arabica coffee beans that are roasted and then coated with proprietary flavorings.

Product Selection.    Most Gloria Jean’s retail stores offer as many as 75 varieties of flavored coffees, origins, blends, and decaf coffees, a wide variety of hot and cold beverages, light snack and dessert food items and a selection of gift items and coffee related merchandise. The primary function of Gloria Jean’s marketing is to entice consumers with eye-catching signage, window displays and promotions. A large selection of products helps to attract both new and repeat customers.

Service.    Friendly and efficient customer service is always critical in any retail setting, and is especially important for those stores in a mall environment, where shoppers are often in a hurry and have many choices. Because of the opportunity for repeat customers, it is essential that customers receive excellent service.

Diedrich Coffee & Coffee People

The Company currently has no plans to open any additional company operated or franchised Diedrich Coffee or Coffee People coffeehouses.

Growth Strategy

Wholesale Distribution Growth.    In recent years, the primary growth in the coffee industry has come from the specialty coffee category, driven by the wider availability of high quality coffee, the emergence of upscale coffeehouses throughout the country and the general level of consumer knowledge and appreciation of specialty coffee. Diedrich Coffee has benefited from the overall specialty coffee market trends and what we believe are distinctive advantages over our competitors.

We are focused on building our three brands and profitability growing our wholesale business channels. We believe that we can continue to grow sales by increasing market share in our existing business channels, expanding into new geographic markets, expanding into new high-growth market segments and selectively pursing other opportunities. Among others, this statement is forward looking and subject to the risks and uncertainties outlined in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

We have taken significant steps to expand and strengthen our wholesale sales organization over the past two years, and we are actively seeking new distribution channels for our coffee products. We intend to pursue continued growth within the Away from Home (AFH) single serve coffee market by expanding the number of OCS distributors that carry our Keurig Premium Coffee Systems™ lines of coffees as well as our whole bean and ground coffee product lines. We will aggressively expand our presence in the At Home (AH) single serve market through building our brand awareness with specialty retailers. We will continue to add more local and chain foodservice customers to the growing numbers restaurants, coffeehouses and hotels that are moving up to specialty coffee to satisfy the demands of their guests for high quality coffee. We also offer our coffees on our internet websites, and we believe that this channel of distribution has untapped long-term growth potential.

Retail Segment Growth.    Under a non-compete provision in the Agreement with Starbucks, we are restricted for a period of three years after the transaction closes in our ability to open any new company-operated or franchised Diedrich Coffee and Coffee People coffeehouses in any city in which Diedrich Coffee or Coffee People coffeehouses operated on the date that we and Starbucks entered into the Agreement. The non-compete provision does not restrict our ability to open retail Gloria Jean’s stores and does not apply to wholesale sales to retail businesses that are not operated by us or other non-retail businesses or the conversion of our stores existing on the date of the Agreement to franchise stores. See “Recent Developments” above and “Item 7 Overview—Recent Developments”.

Opportunistic development of new Gloria Jean’s retail locations by us may be undertaken on a very selective basis; however there are no current plans to open any company stores or franchise additional Diedrich or Coffee People coffeehouses. Development of any new Gloria Jean’s retail units will be through new franchise development. This will require increasing awareness among prospective franchisees and their lenders of the opportunities, assisting potential franchisees in obtaining control of desirable locations in premiere developments, increasing awareness of the Gloria Jean’s specialty coffee brand by real estate developers, improving the cost effectiveness of architectural plans for new prototypes and leveraging purchasing efficiencies system-wide for new unit equipment and fixtures packages.

Gloria Jean’s Franchise Growth.    Since the acquisition of the Gloria Jean’s brand in 1999, we have made a number of modifications to the Gloria Jean’s franchising business model to strengthen the Gloria Jean’s system. A new form of franchise agreement was adopted which incorporated many provisions common in other successful franchise systems. Screening of financial qualifications of franchise candidates has been improved in terms of consistency and accuracy. Franchisees are required to obtain their own master leases directly from landlords, rather than subleasing their locations from Gloria Jean’s. Franchisees are required to hire their own architects and contractors to develop new Gloria Jean’s locations to approved specifications. Our training program has been completely redesigned in order to improve the quality of store level operations, product quality, and the consistency of brand standards. Although we believe that these and other changes to the Gloria Jean’s franchising model will ultimately result in a stronger Gloria Jean’s franchise system, they may result in slower domestic franchise growth in the near term.

Another factor we must overcome in the near term to resume domestic franchise unit growth for Gloria Jean’s is a shortage of projects in our new unit development “pipeline,” or inventory of new franchise unit deals in progress. This shortage resulted from our focus on improving the foundation for future franchise development during the past several years, rather than aggressively opening new franchise retail units. Additionally, as part of our efforts to strengthen our existing franchise retail base, it will be necessary to allow many of the weaker performing locations to close.

Franchise Support Programs

We provide a variety of support services to our franchisees. These services include marketing, product sourcing, volume purchasing savings, training and business consultation.

Our primary retail marketing strategy is to develop the Gloria Jean’s brand in the U.S. through penetration of new and existing markets via franchise growth. Gloria Jean’s franchise marketing efforts are based upon the belief that the proprietary roast recipes and the commitment to quality and freshness deliver a distinctive advantage in all Gloria Jean’s coffee products. Gloria Jean’s franchisees use word-of-mouth, local store marketing and the inviting atmosphere of their coffee stores to drive brand awareness and comparable store sales growth. Gloria Jean’s franchisees also conduct in-store coffee tastings, provide brewed coffee at local neighborhood events, and donate coffee to local charities to increase brand awareness.

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

Roasting.    We employ a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Our roast masters are responsible for the green coffee bean roasting process. They are craftsmen who employ our proprietary roasting formulas while adjusting the formula to take into account the specific attributes of each coffee bean being roasted. Each coffee bean contains aromatic oils and flavor characteristics that develop from the soil, climate and environment where the bean is grown. The skilled roast master determines and carefully controls the roasting conditions in an effort to maximize the flavor potential of each batch of coffee. The roast master hears how the roast pops, smells the developing aroma and identifies the right shades of color. He draws upon experience and knowledge to properly adjust airflow, time and temperature while the roast is in progress in order to optimize each roast.

Freshness.    Our coffee is delivered to our retail locations and wholesale customers promptly to guarantee the freshness of each cup of coffee or package of whole coffee beans sold.

Competition

The specialty coffee market is intensely competitive and generally highly fragmented. The competitive factors within the specialty coffee market include product quality, customer service, product differentiation and, to a lesser extent, on price. Diedrich Coffee competes against all sellers of specialty coffee in multiple sales channels including Starbucks, Green Mountain, Peet’s, Boyd Coffee and other competitors.

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

Seasonality

Our business experiences some variations in sales from quarter to quarter due to the holiday season and other factors including, but not limited to, general economic trends, competition, marketing programs and the weather. The fall and winter months are generally the best sales months but our geographic and product line diversity provide for some sales stability in the warmer months when coffee consumption ordinarily decreases.

Intellectual Property

We own several trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Diedrich Coffee®, Gloria Jean’s®, Coffee People®, Black Tiger®, Morning Edition Blend®, Wiener Melange Blend®, Nepenthe Blend®, and Flor de Apanas®, as well as other slogans, product names, design marks and logos. We also own registrations in numerous foreign countries for the protection of the Diedrich Coffee and Coffee People trademark and service mark. These trademark registrations can generally be renewed as long as we continue to use the marks protected by the registrations. The Gloria Jean’s, Coffee People and Diedrich Coffee trademarks are material to our business.

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

Employees

At June 27, 2007, we employed 223 people, 153 of whom were employed full-time. None of our employees are represented by a labor union, and no employees are currently covered by collective bargaining agreements. We consider our relations with our employees to be good. We regularly review our employee benefits, training and other aspects of employment to attract and to retain valuable employees and managers. Franchise employees are not employees of the Company.

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

RISK FACTORS RELATING TO DIEDRICH COFFEE AND ITS BUSINESS

Historical losses from continuing operations may continue and, as a result, the price of our common stock may be negatively affected.

For the past five fiscal years, we had net loss from continuing operations of $3,749,000 for the fiscal year ended June 27, 2007, $5,453,000 for the fiscal year ended June 28, 2006, $2,911,000 for the fiscal year ended June 29, 2005, $1,611,000 for the fiscal year ended June 30, 2004 and $1,183,000 for the fiscal year ended July 2, 2003. We could continue to suffer losses in the future, which may negatively affect our stock price.

If we are not able to grow our business, the results of our operations and our financial condition may be adversely impacted.

As of June 27, 2007, we had over 800 wholesale customers and operated 3 Diedrich Coffee retail locations, which we managed on a day-to-day basis, and had eight franchised Diedrich Coffee and Coffee People coffeehouse locations. We also had 142 Gloria Jean’s retail locations, of which 136 were franchised. To grow, we must:

•	expand Diedrich Coffee, Coffee People and Gloria Jean’s wholesale sales;

•	attract single and multi-store franchisees for our Gloria Jean’s brand in the United States;

•	continue to upgrade Gloria Jean’s products and programs;

•	have our single and multi store franchisees obtain suitable sites at acceptable costs in highly competitive real estate markets;

•	integrate newly franchised or corporate locations into existing product distribution;

•	continue to upgrade inventory control, marketing and information systems; and

•	impose and maintain strict quality control from green coffee acquisition to the fresh cup of brewed coffee in a customer’s hand.

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

Franchisees are independent contractors and are not our employees. We provide training and support to our franchisees, and the terms of our franchise agreements require our franchisees to maintain certain minimum operating standards; however, the quality of franchised operations may be diminished by any number of factors beyond our control. For example, franchisees may not successfully operate coffeehouses in a manner consistent with our standards and requirements, or may not hire and train qualified managers or other personnel. In other instances, franchisees may operate their units in conformity with our operating standards and specifications, but may fail to meet their financial obligations to us under a franchise agreement or a sublease for a location, or to vendors, lenders or other creditors. While we have certain contractual remedies in such instances of default, enforcing our remedies typically requires litigation, and therefore our image and reputation, and the image and reputation of other franchisees, may suffer even if such litigation is successfully concluded. If a significant number of franchisees were to be in default simultaneously, a larger number of franchise units could be terminated in a given time period than we would be able to re-franchise, or absorb into our company operated unit base, and system-wide sales could significantly decline. If this were to occur, we might also be unable to meet our financial obligations to mall landlords for early termination of the 67 master leases for which we are currently liable.

Our growth through single and multi-store franchisees may not occur as rapidly as we currently anticipate.

Our ability to recruit, retain and contract with qualified franchisees has become, and will continue to be, increasingly important to our operations as we expand. Our franchisees are dependent upon the availability of adequate sources of financing on acceptable terms in order to meet their development obligations, and the credit markets for such franchise financing have historically been somewhat volatile. Prospective franchise lenders have historically been cautious in their approach to financing smaller or newer, less established retail brands vis-à-vis larger and more established franchised systems. Such financing may not be available to our franchisees, or only available upon disadvantageous terms. Our franchise development strategy may not enhance our results of operations. Failure to execute on our strategy to grow through franchise store development would harm our business, financial condition and results of operations.

Our operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

From time to time, our operating results may fall below investor expectations. These results are likely to fluctuate from quarter to quarter as a result of a number of factors, including the fluctuations in the price of green coffee; competition from existing and new competitors; the number, timing and mix of franchise store openings or closings; comparable franchisee same-store sales; and changes in consumer preferences.

Quarterly fluctuations in our operating results as the result of these factors or for any other reason could cause our stock price to decline. Accordingly, we believe that period-to-period comparisons of our historical or future operating results are not necessarily meaningful, and such comparisons should not be relied upon for future performance.

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

A number of our employees are subject to minimum wage requirements. There can be no assurance that further increases in minimum wage will not be implemented in jurisdictions in which we operate or seek to operate. There can be no assurance that we will be able to pass additional increases in labor costs through to our customers in the form of price adjustments and, accordingly, such minimum wage increases could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our franchisees may not be able to renew leases or control rent increases at retail locations.

All of our 9 company operated coffeehouses are presently on leased premises. While some Gloria Jean’s stores are leased by an indirect subsidiary of Coffee People, Inc., in most cases, the franchisees pay their rent directly to their landlord. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, these leases may not be renewed. If they are renewed, rents may increase substantially. Either of these events could adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value.

In addition, franchisees may not renew their franchises at the expiration of the coffeehouse lease term. On average 12 franchise unit lease terms expire annually. Franchisees may choose not to renew their franchises, which could have a material adverse effect on our results of operations.

Our industry is highly competitive and we may not have the resources to compete effectively.

With low barriers to entry, competition in our industry is expected to increase from national and regional chains, franchise operators and local specialty coffee stores. Our whole bean coffees compete directly against specialty coffees sold at specialty retailers, variety and discount stores, and a growing number of specialty coffee stores. Many specialty coffee companies, including Green Mountain Coffee Roasters, S&D Coffee, Boyd Coffee and Starbucks sell whole bean coffees through these channels. In our sale of coffee beverages and espresso drinks, we compete directly against all other specialty grade coffee roasters, coffeehouses, espresso/coffee bars and mall coffee stores, as well as against restaurant and beverage outlets that serve coffee, and a growing number of espresso stands, carts, and stores. Our competition at this level includes a growing number of specialty coffee retailers, including Starbucks, Barnie’s, Coffee Beanery Ltd., Caribou Coffee, Peet’s Coffee, Tully’s Coffee and many others. The attractiveness of the gourmet specialty coffeehouse market may draw additional competitors with substantially greater financial, marketing and operating resources than we have. In addition, we compete to draw customers of standard or commercial coffee, and consumers of substitute coffee products manufactured by a number of nationwide coffee manufacturers, such as Kraft Foods, Proctor & Gamble and Nestlé, to specialty grade coffee.

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

Our roasting facility and retail locations are subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of our retail locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse affect on our business, financial condition and results of operations.

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

Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. The loss of services of these individuals could disrupt operations. We do not have employment agreements with any of our executive officers and any of our executive officers can terminate their employment if he or she chooses to do so. In addition, our success and the success of our franchisees will depend upon our and their ability to attract and retain highly motivated, well-qualified retail operators and other management personnel, as well as a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in short supply in some geographic areas. Their inability to recruit and retain such individuals may delay the planned openings of new retail and franchise locations which could have a material adverse effect on our business or results of operations.

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

We offer specialty coffee beans, brewed coffee beverages, espresso-based beverages, blended drinks and light food items served in a casual setting. Our continued success depends, in part, upon the popularity of these types of coffee-based beverages. Shifts in consumer preferences away from our coffee-based beverages could materially adversely affect our future profitability. Also, our success depends to a significant extent on a number of factors that affect discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could affect sales, particularly at franchise locations which could have an adverse affect on royalty income.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Office Space and Plant

We currently lease approximately 17,620 square feet of office space in Irvine, California and approximately 6,192 square feet of warehouse space in Irvine, California. The lease for the office space will expire in January 2011 and the lease for the warehouse space will expire in December 2010. We also lease a 66,237 square foot roasting facility located in Castroville, California. The term of the current lease expires in December 2015, and is renewable, at our option, for a term of 15 additional years. We believe that our facilities are generally adequate for our current needs, and that suitable additional production and administrative space will be available as needed for the foreseeable future.

Company Operated Locations

As discussed under “Item 1 Recent Developments,” and “Item 7 Overview—Recent Developments,” we and Starbucks Corporation entered into the Agreement pursuant to which Starbucks agreed to purchase our leasehold interests in most of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands. During fiscal 2007, we completed the transaction with a transfer of 32 Diedrich Coffee and Coffee People retail stores to Starbucks Corporation.

Our strategic direction is currently focused on growing the wholesale business segment and the related distribution channels, including franchise stores. We plan to narrow our focus of the retail business segment to only franchise operations and to close the remaining Diedrich Coffee company-operated locations.

As of June 27, 2007, we were a party to leases for 9 company operated retail locations

Franchised Stores

All of our Gloria Jean’s locations are operated on leased premises, 136 of which are franchised. Approximately 49% of the leased premises presently occupied by Gloria Jean’s franchised outlets are leased by us, and we have entered into sublease agreements with the franchisees on a cost pass-through basis. Gloria Jean’s, however, remains obligated under the lease in all such cases. As further discussed below under the heading “Financial Condition and Liquidity and Capital Resources—Commitments and Contractual Obligations,” our maximum theoretical future exposure under these leases at June 27, 2007, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $17,628,000. In the future, new franchisees will generally be required to enter into master leases directly with the landlord. This will also be the case when current leases are up for renewal. Gloria Jean’s stores are designed to accommodate locations in various sizes, ranging from 170 square foot kiosk outlets (which sell principally coffee drinks and other beverages) to 2,000 square foot full service stores.

Item 3.	Legal Proceedings.

In the ordinary course of our business, we may become involved in legal proceedings from time to time. Material pending legal proceedings to the business, to which we became or were a party during the current fiscal year or subsequent thereto, but before the filing of this report, are summarized below:

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is reported on the Nasdaq Global Market under the symbol “DDRX.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Market.

	Price Range
Period	High	Low
Fiscal Year Ended June 28, 2006
Twelve Weeks Ended September 21, 2005	$9.11	$4.78
Twelve Weeks Ended December 14, 2005	8.55	4.89
Twelve Weeks Ended March 8, 2006	5.20	4.00
Sixteen Weeks Ended June 28, 2006	4.95	3.11

Fiscal Year Ended June 27, 2007
Twelve Weeks Ended September 20, 2006	6.00	2.86
Twelve Weeks Ended December 13, 2006	4.29	3.25
Twelve Weeks Ended March 7, 2007	4.10	3.39
Sixteen Weeks Ended June 27, 2007	5.00	3.66

At September 14, 2007, there were 5,448,316 shares of our common stock outstanding and 658 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

The following graph shows a comparison of the cumulative total returns for the period beginning on July 3, 2002 and ending on June 27, 2007 for:

•	Our common stock;

•	The Total Return Index for the Nasdaq Stock Market (U.S companies); and

•	The Total Return Index for Nasdaq Retail Trade Stocks.

Each of the below returns assumes an initial value of $100 and reinvestment of dividends. The comparisons in the graph are required by the Securities and Exchange commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	Investment Value
	7/3/02	7/2/03	6/30/04	6/29/05	6/28/06	6/27/07
DIEDRICH COFFEE, INC.	$100.00	$113.89	$196.43	$166.792	$111.07	$157.14
NASDAQ STOCK MARKET (U.S.)	$100.00	$108.54	$139.90	$140.79	$151.46	$182.66
NASDAQ RETAIL TRADE STOCKS	$100.00	$122.93	$184.37	$174.40	$176.02	$201.74

Item 6.	Selected Financial Data.

Our fiscal year ends on the Wednesday closest to June 30. This reporting schedule generally results in three 12-week quarters and one 16-week quarter during the fourth fiscal quarter, for a total of 52 weeks. The following selected financial data may not be indicative of our future results of operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

On April 20, 2007, the Company and Starbucks Corporation completed the transaction with respect to the transfer of 32 Diedrich Coffee and Coffee People leaseholds and related assets. In separate transactions with three parties other than Starbucks, we transferred seven retail store locations during the period January 2007 to March 2007. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial statements for all periods have been reclassified to report the financial results for those operations as discontinued operations.

On February 11, 2005 we completed the sale of our Gloria Jean’s international operations. In accordance with SFAS No. 144, the financial statements for all periods have been reclassified to report the financial results for those operations as discontinued operations.

The information set forth below should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Fiscal Year ended June 27, 2007 (A)	Fiscal Year ended June 28, 2006 (B)	Fiscal Year ended June 29, 2005	Fiscal Year ended June 30, 2004	Fiscal Year ended July 2, 2003
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue:
Wholesale and other	$28,145	$21,244	$16,482	$14,861	$14,788
Franchise revenuer	3,514	3,775	4,166	4,407	4,810
Retail sales	4,948	5,708	5,149	5,522	7,383

Total net revenue	36,607	30,727	25,797	24,790	26,981

Costs and expenses:
Cost of sales and related occupancy costs	24,244	19,011	14,793	13,134	14,385
Operating expenses	9,631	5,577	4,755	4,487	5,564
Depreciation and amortization	1,059	1,177	1,110	1,072	872
General and administrative expenses	6,661	11,491	9,770	8,523	8,264
Provision for asset impairment and restructuring costs	1,073	—	—	4	(14)
Gain on asset disposals	14	(58)	(4)	(2)	(868)

Total costs and expenses	42,682	37,198	30,424	27,218	28,203

Operating loss from continuing operations	(6,075)	(6,471)	(4,627)	(2,428)	(1,222)
Interest income (expense) and other, net	206	458	90	(291)	(227)

Loss from continuing operations before income tax benefit	(5,869)	(6,013)	(4,537)	(2,719)	(1,449)
Income tax benefit	2,120	560	1,626	1,108	266

Loss from continuing operations	$(3,749)	$(5,453)	$(2,911)	$(1,611)	$(1,183)

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	(1,596)	(2,343)	1,739	1,862	(175)
Gain on sale of discontinued operations, net of income tax	3,580	—	15,795	—	—

Net income (loss)	$(1,765)	$(7,796)	$14,623	$251	$(1,358)

Basic and diluted net income (loss) per share (A) (B):
Loss from continuing operations	$(0.70)	$(1.03)	$(0.56)	$(0.31)	$(0.23)
Income from discontinued operations, net	$0.37	$(0.44)	$3.36	$0.36	$(0.03)
Net income (loss)	$(0.33)	$(1.47)	$2.80	$0.05	$(0.26)

Balance Sheet Data:
Working capital	$8,592	$9,867	$11,203	$641	$1,207
Total assets	33,333	34,130	40,313	25,218	26,101
Long-term debt and obligations under capital leases, less current portion	—	—	328	1,173	2,033
Total stockholders’ equity	23,152	24,267	31,522	16,475	16,202

(A)	Includes compensation expense of $284,000 due to the adoption of SFAS 123R.

(B)	Includes compensation expense of $403,000 due to the adoption of SFAS 123R.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

Results of operations.    This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal 2007 to fiscal 2006 and comparing the results for fiscal 2006 to fiscal 2005.

•

Financial condition and liquidity and capital resources.    This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of June 27, 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

Between January 2007 and April 2007, the Company transferred a total of 32 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks. We received a total cash consideration of $12,162,000 and an additional amount of $1,247,000 was deposited into an escrow account. We received the full amount from the escrow account in July 2007.

Business

We are a specialty coffee roaster, wholesaler and retailer. Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The majority of our revenue is generated from wholesale customers located across the

United States. Our wholesale operation sells a wide variety of whole bean and ground coffee as well in as single serve coffee products through a network of office coffee service (“OCS”) distributors, chain and independent restaurants, coffeehouses, other hospitality operators and specialty retailers. We operate a large coffee roasting facility in Castroville, California that supplies freshly roasted coffee to our all of our wholesale and retail customers.

We also sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company operated and franchised retail locations. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees. As of June 27, 2007, we owned and operated 9 retail locations and franchised 144 other retail locations under these brands, for a total of 153 retail coffee outlets. Although the retail specialty coffee industry is presently dominated by a single company, which operates over eight thousand domestic retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $59 million. System-wide revenues include sales from company operated and franchise locations. Our retail units are located in 30 states.

Cost of sales for the Company consists of raw materials including green coffee beans, flavorings and packaging materials; a portion of our lease expense; the salaries and related expenses of production and distribution personnel; depreciation on production equipment; and freight and delivery expenses. Operating expenses included the salaries and related expenses for those employees directly supporting our wholesale distribution channels as well as those directly supporting franchise operations and development. In addition to salaries and associated costs, these expenses include some marketing expenses and a portion of our lease expense. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of our lease expense and the salaries and related expenses for personnel not elsewhere categorized.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue of certain items included in our statements of income for the years indicated:

	Year Ended June 27, 2007	Year Ended June 28, 2006	Year Ended June 29, 2005
Net revenue:
Wholesale and others	76.9%	69.1%	63.9%
Franchise revenue	9.6	12.3	16.1
Retail sales	13.5	18.6	20.0

Total revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales and related occupancy costs	66.2%	61.9%	57.3%
Operating expenses	26.3	18.2	18.4
Depreciation and amortization	2.9	3.8	4.3
General and administrative expenses	18.2	37.4	37.9
Provision for asset impairment and restructuring costs	3.0	—	—
Gain on asset disposals	—	(0.2)	—

Total costs and expenses	116.6%	121.1%	117.9%

Operating loss from continuing operations	(16.6)%	(21.1)%	(17.9)%
Interest income and other, net	0.6	1.5	0.3

Loss from continuing operations before income tax provision	(16.0)	(19.6)	(17.6)
Income tax benefit	5.8	1.8	6.4

Loss from continuing operations	(10.2)%	(17.8)%	(11.2)%
Discontinued operations:
Income (loss) from discontinued operations, net of income tax	(4.4)%	(7.6)%	6.7%
Gain on sale of discontinued operations, net of income tax	9.8	—	61.2

Net income (loss)	(4.8)%	(25.4)%	56.7%

Sale of Retail Operations

Our strategic direction is currently focused on growing the wholesale business segment and the related distribution channels, including franchise stores. As part of the plan to narrow the focus of the retail business segment to only franchise operations, our plans are to close all Diedrich Coffee and Coffee People company-operated locations, but retain the two brands for our wholesale and franchise operations. In conjunction with the transaction with Starbucks Corporation, we have sold or closed a substantial majority of Diedrich Coffee and Coffee People company-operated locations. Except for the three Diedrich Coffee stores that we currently operate, our results of company-operated Diedrich Coffee and Coffee People retail operations are reported as discontinued operations for all periods presented. The financial results of company-operated Gloria Jean’s retail operations are reported as continuing operations for all periods presented.

As previously reported, on September 14, 2006, we and Starbucks Corporation entered into an asset purchase agreement (the “Agreement”) pursuant to which Starbucks agreed to purchase our leasehold interests in up to 40 of the 47 locations where we operate retail stores under the Diedrich Coffee and Coffee People brands (the “Company Stores”), along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the Agreement. On December 12, 2006, our stockholders approved the Agreement at the annual stockholder meeting.

Pursuant to the Agreement, the actual amount paid by Starbucks was dependent on which and how many of the Company Stores would ultimately be transferred to Starbucks. Ten percent of the amount paid to the Company upon transfer of the Company Stores was required to be deposited into an escrow fund to be held in connection with the Company’s indemnification obligations.

As part of the Agreement, we have agreed to a non-compete provision that for three years after the closing of the transaction, restricts our ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where a Company Store was located at the time that the Agreement was executed. The non-compete provision applies only to stores opened after the date of the Agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by the Company, or other non-retail businesses, or (3) the conversion of Company-operated stores existing on the date of the Agreement to franchise stores. We have also agreed that we will not solicit any Starbucks employee to enter employment with us for three years after the closing of the transaction.

The closing for the transfer of the initial group of Company Stores occurred on January 16, 2007, which related to the transfer of 15 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks in exchange for a cash payment of approximately $5,560,000 and the deposit of approximately $618,000 into the escrow fund. In connection with the closing for a second group of Company stores, which occurred on February 2, 2007, we transferred an additional 13 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks and agreed to retain three Company stores that were the subject of the Agreement in exchange for a cash payment of approximately $5,565,000 and the deposit of approximately $514,000 into the escrow fund. In connection with the third closing, which occurred on February 9, 2007, we transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $63,000 and the deposit of approximately $7,000 into the escrow fund. In connection with the fourth closing, which occurred on February 28, 2007, we transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $586,000 to the Company and the deposit of approximately $65,000 into the escrow fund. In connection with the fifth closing, which occurred on March 23, 2007, we transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $220,000 and the deposit of approximately $25,000 into the escrow fund. In connection with the sixth closing, which occurred on April 20, 2007, we closed our last transfer under the Agreement with Starbucks with the transfer of one Diedrich Coffee store’s leasehold and related assets in exchange for a cash payment of approximately $168,000 and the deposit of approximately $18,000 into the escrow fund. As of June 27, 2007, we had approximately $1,247,000 held in escrow which was subsequently paid to us on July 19, 2007.

In separate transactions with three parties other than Starbucks, we transferred three retail store location leaseholds and related assets on January 31, 2007, transferred certain assets (excluding leaseholds) relating to two retail store location on February 5, 2007 and transferred certain assets (excluding its leasehold) relating to two retail store locations on March 9, 2007, and received proceeds from these transactions of $620,000 and $10,000, and $25,000, respectively.

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

Results of Operations

Year Ended June 27, 2007 Compared To Year Ended June 28, 2006

Total Revenue.    Our revenue from continuing operations for the year ended June 27, 2007 increased by $5,880,000, to $36,607,000 from $30,727,000 for the year ended June 28, 2006. This result was the net effect of a 32.5% increase in wholesale revenue, a 13.3% decrease in retail sales, and a 6.9% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue    Our wholesale sales for the year ended June 27, 2007 increased by $6,901,000, or 32.5%, to $28,145,000 from $21,244,000 for the year ended June 28, 2006. This increase was primarily the net result of the following factors:

Keurig “K-cup” and other Third Party Wholesale sales.    Third party wholesale sales increased $7,063,000, or 45.5% to $22,577,000 led by strong growth in the Keurig “K-cup” sales which increased by 49.7% from the prior year.

Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $162,000 for the year ended June 27, 2007 primarily because of a net decrease of 4.0% same store sales in fiscal 2007 for the Gloria Jean’s domestic system which reduced roasted coffee usage.

Franchise Revenue.    Our domestic franchise revenue decreased by $261,000, or 6.9%, to $3,514,000 for the year ended June 27, 2007 from $3,775,000 for the year ended June 28, 2006. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees and royalties received on sales at franchised locations. Of the decrease in domestic franchise revenue, $106,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 4.0% for the Gloria Jean’s brand in the current year compared to fiscal 2006. The balance of the decrease of $155,000 was due to fewer new franchise store openings and renewal fees compared to prior year.

Retail Sales.    Our retail sales revenue for the year ended June 27, 2007 decreased by a net $760,000, or 13.3%, to $4,948,000 from $5,708,000 for the year ended June 28, 2006. This decrease was primarily due to a company-operated same store sales decrease of 1.5% or $1,075,000 as compared to the prior year along with a reduction of 5 company stores during the past two fiscal years and was offset by an increase in our retail internet website sales by $265,000 from $891,000 in fiscal 2006 to $1,156,000 in fiscal 2007.

Cost of Sales and Related Occupancy Costs.    As a percentage of total revenue, cost of sales increased from 61.9% in fiscal 2006 to 66.2% in fiscal 2007. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 70.5% in fiscal 2006 to 73.3% in fiscal 2007. Retail cost of sales decreased from 37.4% to 36.2% in the current year whereas wholesale cost of sales increased from 74.6% to 75.7% of wholesale sales in fiscal 2007 due to a higher percentage of higher cost Keurig business in the current year. Wholesale sales that carry a higher cost of goods sold than retail sales, also increased as a percentage of the retail and wholesale sales mix from 78.8% to 85.0%.

Operating Expenses.    Total operating expenses for the year ended June 27, 2007, increased $4,054,000 and as a percentage of total revenue, increased from 18.2% in fiscal 2006 to 26.3% in the current year. This increase primarily resulted from $3,086,000 of costs associated with the realignment of certain functions of the franchise segment to include costs associated with salaries and related general and administrative functions previously reflected in general and administrative expenses in the prior year. Operating costs for wholesale increased $1,256,000 and was primarily related to the increase in compensation costs as a result of increased headcount and wholesale sales growth. Operating costs for retail decreased $288,000 or 12.1% of which $398,000 related to our retail stores primarily from labor and related costs and was offset by an increase of $110,000 from our retail internet website sales primarily due to labor as a result of the continued growth sales growth over prior year.

Depreciation and Amortization.    Depreciation and amortization decreased $118,000, or 10.0% to $1,059,000 for the year ended June 27, 2007 from $1,177,000 for the year ended June 28, 2006 and was primarily the result of the decrease in Gloria Jean’s retail stores since the beginning of the previous fiscal year, along with impairment adjustments to the remaining three Diedrich Coffee retail stores during the current fiscal year.

General and Administrative Expenses.    Our general and administrative expenses decreased by $4,830,000, or 42.0%, to $6,661,000 for the year ended June 27, 2007 compared to $11,491,000 for the year ended June 28, 2006. As a percentage of total revenue, general and administrative expenses decreased from 37.4% for the fiscal 2006 to 18.2% for fiscal 2007 due primarily to $3,909,000 in salaries and related franchise direct overhead costs that are included in operating expenses in the current year as a result of the realignment of certain functions. These expenses were included as general and administrative expenses in fiscal 2006. The remaining decrease of $921,000 resulted from $321,000 in salaries, consulting and related costs. We also had a decrease of $119,000 in compensation expense related to the adoption of SFAS 123R and legal fees decreased by $481,000.

Interest Expense and Interest and Other Income, Net.    Interest and other income, net less Interest Expense totaled $206,000 for the year ended June 27, 2007 while Interest and other income, net less Interest Expense totaled $458,000 for the year ended June 28, 2006. This change of $252,000 was due to an increase in borrowings on our credit facility during the current fiscal year along with a decrease in interest income.

Income Tax Benefit.    We had losses from continuing operations for the years ended June 27, 2007 and June 28, 2006. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the income tax benefit generated by the loss from continuing operations were $2,120,000 and $560,000 for the years ended June 27, 2007 and June 28, 2006, respectively. As of June 27, 2007 net operating loss carryforwards of $7,974,000 and $7,644,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail    As a result of the sale and closure of certain retail stores during the current fiscal year, the results from this component of our business are presented as discontinued operations for the fiscal years ended June 27, 2006 and June 28, 2006 in accordance with SFAS 144. For the year ended June 27, 2007 net income from discontinued operations was $1,984,000, net of $2,125,000 in taxes, including a gain of $3,580,000, net of $3,835,000 in taxes. For the year ended June 28, 2006 net loss from discontinued retail operations was $2,343,000, net of a tax benefit of $241,000. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

Year Ended June 28, 2006 Compared To Year Ended June 29, 2005

Total Revenue.    Our revenue from continuing operations for the year ended June 28, 2006 increased by $4,930,000, to $30,727,000 from $25,797,000 for the year ended June 29, 2005. This result was primarily due to the net effect of a 28.9% increase in wholesale sales, an increase of 10.9% in retail sales, offset by a 9.4% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

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

Roasted coffee sales to franchisees.    Sales of roasted coffee to our franchisees decreased $128,000 for the year ended June 28, 2006 primarily because of a net decrease of 2.1% same store sales in fiscal 2006 for the Gloria Jean’s domestic system which reduced roasted coffee usage.

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

Retail Sales.    Our retail sales revenue for the year ended June 28, 2006 increased by $559,000, or 10.9%, to $5,708,000 from $5,149,000 for the year ended June 29, 2005. This increase was primarily due to a company-operated same store sales increase of 2.5%, or $43,000 for Gloria Jeans and an increase in same store sales of 4.6%, or $108,000 for our Diedrich coffeehouses. Other non-comparative stores sales increased by $113,000 and resulted from the closure or transfer of less profitable stores during fiscal 2006. Retail sales from our internet website increased by $295,000 to $891,000 for the current year from $596,000 during fiscal 2005.

Cost of Sales and Related Occupancy Costs.    As a percentage of total revenue, these costs increased from 57.3% in fiscal 2005 to 61.9% in fiscal 2006. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 68.4% in fiscal 2005 to 70.5% in fiscal 2006. Retail cost of sales remained relatively the same from 38.1% to 37.4% in the current year whereas wholesale cost of sales increased from 72.2% to 74.6% of wholesale sales in fiscal 2006 due to a higher percentage of higher cost Keurig business in the current year. Wholesale sales that carry a higher cost of goods sold than retail sales, also increased as a percentage of the retail and wholesale sales mix from 76.2% to 78.8%.

Operating Expenses.    Total operating expenses for the year ended June 28, 2006, increased $822,000 and as a percentage of total revenue, decreased from 18.4% in fiscal 2005 to 18.2% in fiscal 2006. Operating expenses as compared to the prior fiscal year for the year ended June 28, 2006, as a percentage of retail and wholesale sales, decreased slightly, from 22.0% of retail and wholesale sales in fiscal 2005 to 20.7% in fiscal 2006. Operating costs for wholesale increased $386,000 for fiscal 2006 and was primarily related to the increase in compensation costs as a result wholesale sales growth. Retail operating expenses increased by $165,000 compared to fiscal 2005 but decreased as a percent to retail sales from 48.7% in fiscal 2005 to 46.8% in fiscal 2006 and was primarily due to a decrease in labor and supervision costs from stores that closed during the 2006 fiscal year. Franchise operating expenses increased $271,000 in fiscal 2006 as a result of an increase in our reserves for franchise rent and related receivables.

Depreciation and Amortization.    Depreciation and amortization increased $67,000, or 6.0% to $1,177,000 for the year ended June 28, 2006 from $1,110,000 for the year ended June 29, 2005 and resulted from an increase in capital improvements in the current year and toward the second half of the previous fiscal year.

General and Administrative Expenses.    Our general and administrative expense increased by $1,721,000, or 17.6%, to $11,491,000 for the year ended June 28, 2006. This increase resulted from $1,370,000 of salaries, consulting, and related costs, including $615,000 of salaries resulting from the departures of two former executive officers and the realignment of those respective departments, as well as $298,000 of increase in salaries, consulting and other primarily related to the company’s review of its purchasing and distribution process. In addition, the Company incurred $189,000 in salaries associated with store supervision, training, and real estate and construction, primarily in an effort to grow our Gloria Jean’s brand through company and franchise operations. The company also incurred $268,000 in salaries and consulting fees primarily related to strategic planning projects and the restatement of the Company’s prior year financial statements, all of which was offset by a decrease of $415,000 primarily resulting from the elimination of the current year corporate bonus accruals. We also incurred an increase of $356,000 of compensation expense for the current year due to the adoption of SFAS 123R “Share Based Payment” (“SFAS 123R”), in the first quarter of the fiscal 2006 along with a net $581,000 increase in legal fees. In addition, the Company incurred an increase of $210,000 of additional workers compensation charges from an increase in expected losses, outside services increased by $122,000 primarily from audit and tax fees expensed in the current fiscal year, but which were related to the 2005 fiscal year end audit and tax returns, and other costs of $77,000 net primarily associated with an increase in credit card processing fees. These increases were offset by, $141,000 savings in travel due to timing of the Gloria Jean’s annual conference and a reduction in overall advertising spending of $439,000 resulting from a change in the classification for coordination fees previously reflected in franchise income. As a percentage of revenue, general and administrative expenses decreased to 37.4% for the year ended June 28, 2006 from 37.9% for the year ended June 29, 2005.

Interest Expense and Interest and Other Income, Net.    Interest and other income, net less Interest Expense totaled $458,000 for the year ended June 28, 2006 while Interest and other income, net less Interest Expense totaled $90,000 for the year ended June 29, 2005. The increase of $368,000 was primarily due to interest income on the notes receivables from the sale of our international Gloria Jean’s franchise operations.

Income Tax Benefit.    We had losses from continuing operations for the years ended June 28, 2006 and June 29, 2005. In accordance with SFAS No. 109, the income tax benefit generated by the loss from continuing operations were $560,000 and $1,626,000 for the years ended June 28, 2006 and June 29, 2005, respectively. As of June 28, 2006, net operating loss carryforwards of $8,721,000 and $7,883,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail    As a result of the sale and closure of certain retail stores which was completed on April 20, 2007, the results from these activities are presented as discontinued operations for the fiscal years ended June 28, 2006 and June 29, 2005 in accordance with SFAS 144. In the year ended June 28, 2006 net loss from discontinued retail operations was $2,343,000, net of a tax benefit of $241,000. In the year ended June 29, 2005 net loss from discontinued retail operations was $404,000, net of a tax benefit of $225,000.

Results of Discontinued Operations—International Franchise    As a result of the sale of the international Gloria Jean’s franchise operations on February 11, 2005 the results from this component of our business are presented as discontinued operations for the fiscal year ended June 29, 2005 in accordance with SFAS 144. In the year ended June 29, 2005 net income from discontinued international franchise operations was $17,938,000, net of $3,457,000 in taxes, including a gain of $15,795,000, net of $3,139,000 in taxes. The tax expense associated with the discontinued international franchise operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At June 27, 2007, we had working capital of $8,592,000, deferred rent and deferred compensation of $684,000 and $23,152,000 of stockholders’ equity, compared to working capital of $9,867,000, total deferred rent and deferred compensation of $670,000 and $24,267,000 of stockholders’ equity at June 28, 2006. The decrease in working capital of $1,275,000 in the current fiscal year resulted primarily from current year losses from continuing operations of $3,749,000. Available credit under our credit agreements was $5,000,000 as of June 27, 2007 and June 28, 2006.

Cash Flows

The following is a summary of our cash flows for the three years ended June 27, 2007:

	Fiscal Years Ended
	June 27, 2007	June 28, 2006	June 29, 2005
Cash flows used in operating activities:
Net income (loss)	$(1,765,000)	$(7,796,000)	$14,623,000
(Income) loss from discontinued operations, net	1,596,000	2,343,000	(1,739,000)
Gain on disposal of discontinued operations, net	(3,580,000)	—	(15,795,000)

Net loss from continuing operations	(3,749,000)	(5,453,000)	(2,911,000)
Net non-cash charges to income	1,039,000	1,823,000	(129,000)
Net increase in operating assets	(2,593,000)	(917,000)	(2,202,000)
Net increase (decrease) in operating liabilities	1,076,000	(86,000)	1,703,000

Cash flows used in continuing operating activities	(4,227,000)	(4,633,000)	(3,539,000)
Cash flows provided by (used in) discontinued operations	(2,611,000)	(74,000)	632,000
Cash flows used in investing activities of continuing operations	(1,265,000)	(736,000)	(1,428,000)
Cash flows provided by (used in) investing activities of discontinuing operations	12,104,000	(2,510,000)	13,781,000
Cash flows provided by (used in) financing activities of continuing operations	290,000	71,000	(746,000)
Cash flows used in financing activities of discontinuing operations	(11,000)	(18,000)	(6,000)

Net increase (decrease) in cash	4,280,000	(7,900,000)	8,694,000
Cash at beginning of year	2,593,000	10,493,000	1,799,000

Cash at end of year	$6,873,000	$2,593,000	$10,493,000

Capital commitments at end of year	$4,478,000	$2,018,000	$2,065,000

The changes in cash from continuing operations in fiscal year 2007 as compared to fiscal years 2006 and 2005 is more fully enumerated in the consolidated statements of cash flows in the accompanying consolidated financial statements.

The Company has incurred losses from continuing operations of $3,749,000, $5,453,000 and $2,911,000 for the 2007, 2006 and 2005 fiscal years, respectively. Net cash used in continuing operations of $4,227,000 for fiscal 2007 resulted primarily from an increase in accounts receivable and inventories, offset by increases in accounts payable and accrued expenses, all of which were primarily attributable to the increased working capital needs due to a 32.5% increase in revenue from our wholesale business compared to fiscal 2006. Since the terms of our wholesale sales are credit, an increase in wholesale sales results in an increase in accounts receivable. Increase in our wholesale business also requires us to carry higher inventory to meet market demand. In the future we expect to see increases in working capital requirements as we continue to move away from the retail business which is cash based and move toward increasing our wholesale operations. For fiscal 2006, cash used in continuing operations was $4,558,000 and was primarily the result of an increase in accounts receivable and inventories, offset by increases in accounts payable as our wholesale business grew by 28.9% over fiscal 2005.

Cash flow used in discontinued operations in 2007 and 2006 of $2,611,000 and $74,000 respectively, were primarily the result of losses in our retail operations before the sale and closure of retail stores in fiscal year 2007.

Cash flows provided by investing activities of discontinued operations for 2007 and 2005 of $12,104,000 and $13,781,000 respectively, were primarily the result of the sale of Diedrich Coffee and Coffee People retails stores to Starbucks and other third parties in 2007 for net proceeds of $12,121,000 and the sale of international operations in 2005 for $16,000,000. Cash flows used in investing activities of discontinued operations for 2006 of $2,510,000 was attributable our retail discontinue operations described above. As we exit our retail business, our future capital expenditures related to that segment are expected to decrease. Future capital expenditures will be primarily focused on our Castroville roasting facility to increase capacity and other production efficiency related improvements.

Net cash provided by financing activities for fiscal 2007 of $290,000 was primarily the result from the exercise of employee stock options during the current fiscal year.

Outstanding Debt and Financing Arrangements

On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us to, at our election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants among others that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of June 27, 2007, we were in compliance with all the covenants in the agreement. Notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase our common stock will be issued only upon a change in control. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. A total of 1,270,738 warrants are issuable upon a change in control for previous debt repayments under this facility. We have issued 4,219 warrants as of June 27, 2007. As of June 27, 2007, the Company had no amounts outstanding under the facility and $5,000,000 available for borrowing.

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

On November 4, 2005, we entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2007. The letter of credit facility is secured by a deposit account at Bank of the West. As of June 27, 2007, this deposit account had a balance of $669,000, which is shown as restricted cash on the consolidated balance sheets. As of June 27, 2007, $651,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of June 27, 2007, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, we entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase our common stock will be issued with respect to repaid principal amounts only upon a change in control; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009 which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of June 27, 2007, the Company was in compliance with all agreement covenants as amended by Amendment No. 2.

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

Based on the terms of our credit agreements, as amended, cash received from the sale of Diedrich and Coffee People retail locations, the focus on growing the wholesale and franchise business segments, the status of our balance sheet and the overall business outlook for us and the specialty coffee market, our management believes that current cash balance, cash from ongoing operations, and funds available to us from our current credit agreements will be sufficient to satisfy our working capital needs at the anticipated operating levels for at least the next twelve months. Our future capital requirements will depend on many factors, including the extent and timing of the rate at which our business grows, if at all, with corresponding demands for working capital. We may be required to seek additional funding through either debt financing, or equity financing or a combination of funding methods to meet our capital requirements and sustain our operations. However, additional funds may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

As of June 27, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and commitments as of June 27, 2007:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Company operated retail locations and other operating leases	$7,796	$1,452	$2,567	$1,584	$2,193
Franchise operated retail locations operating leases	17,628	3,507	5,429	4,069	4,623
Green coffee commitments	1,708	1,708	—	—	—

	$27,132	$6,667	$7,996	$5,653	$6,816

At June 27, 2007, the Company had capital commitments of $4,478,000 comprised of $3,563,000 for our roasting facility, $395,000 for wholesale, $320,000 for corporate and $200,000 for store upgrades.

We have also entered into employment agreements with two executives that provide for severance payments in the event that these individuals are terminated without cause or that they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. Our Company’s maximum liability for severance under the contracts is currently $282,000. Because such amounts are contingent they have not been included in the above table.

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for 10 to 20 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 67 franchised locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for making payments thereunder. Our maximum theoretical future exposure at June 27, 2007, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $17,628,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord that is less than the sum of all remaining future rents and other amounts payable.

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

For fiscal year 2007, an independent third party analysis of the fair value of the wholesale and franchise operating segments was conducted to determine whether any potential impairment to the goodwill associated with the operating segments was appropriate. The definition of value used in this analysis was fair value, which is defined as the amount at which an asset or assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced sale or liquidation. The determination of fair value of the operating segments was based on financial statements and projections supplied by Management in addition to current and future economic, market and competitive conditions, and other relevant factors.

In addition, a sensitivity analysis was completed to determine at what point impairment of the carrying value of the goodwill associated with the wholesale business segment would be appropriate. Using historical trends and the projected growth rates, the sensitivity analysis indicates that an annual 22% decline in cash flow into perpetuity would trigger a potential impairment of the goodwill associated with the wholesale business segment. The wholesale business segment has experienced significant revenue growth over the past two years averaging approximately 31% average annual growth from fiscal year 2005 to fiscal year 2007. This wholesale business segment is not on a declining revenue growth curve, but instead is experiencing significant growth in revenue.

Though the Gloria Jean’s domestic franchise operating segment has experienced declining revenue in recent years, the business segment has relatively few assets other than the associated goodwill. However, the analysis indicates that it would require a significant drop in the franchise store count, approximately 29%, before the Gloria Jean’s franchise operations business segment carrying value exceeded its calculated fair value.

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

Estimated Liability for Closing Stores

We make decisions to close stores based on prospects for estimated future profitability and sometimes we are forced to close stores due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our management team evaluates each store’s performance every period. When stores continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve the performance of an unprofitable store. Based on the management team’s judgment, we estimate the future net cash flows. If we determine that the store will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the store, we may close the store. Additionally, franchisees may close stores for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed store if we decide not to operate it as a company operated store. Effective January 1, 2003, we established the estimated liability on the actual closure date which is generally the date on which we cease to receive economic benefit from the unit. We also review the net cash flows to determine the need to provide for asset impairment.

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

Estimated Liability for Self-Insurance and Workers’ Compensation

We are self-insured for a portion of our losses related to workers’ compensation insurance for policy years ended prior to October, 2006. We obtained stop loss insurance for individual workers’ compensation claims with a $250,000 deductible per occurrence and a program maximum for all claims of $750,000. Insurance liabilities and reserves are accounted for based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based approximately on a risk-free interest rate. These estimates rely on actuarial observations of historical claim loss development. Management, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As a result, if we experience a higher than expected number of claims or the costs of claims are greater than expected, then we may adjust the expected losses upward and our future self-insurance expenses will rise.

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

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which we adopted on January 1, 2003, an estimated liability for future lease obligations on stores operated by franchisees for which we are the primary or secondary obligee is established on the date the franchisee closes the store. Also, we record an estimated liability for subsidized lease payments when we sign a sublease agreement committing us to the subsidy.

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

We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply highly subjective assumptions, including our historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation. See Note 1 of Notes to Consolidated Financial Statements for assumptions used to determine the fair value of stock-based compensation.

Valuation Allowance for Net Deferred Tax Assets and Contingencies

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of June 27, 2007, our net deferred tax assets and related valuation allowance totaled approximately $5,601,000.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

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

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement on Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS No. 159 on its consolidated financial statements.

OTHER MATTERS

Seasonality and Quarterly Results

Our business experiences some variations in sales from quarter to quarter due to the holiday season and other factors including, but not limited to, general economic trends, competition, marketing programs and the weather. The fall and winter months are generally the best sales months but our geographic and product line diversity provide for some sales stability in the warmer months when coffee consumption ordinarily decreases. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, the financial results for any individual quarter may not be indicative of the results that may be achieved in a full fiscal year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

We have exposure to market risk from two primary sources—interest rate risk and commodity price risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our outstanding bank debt. At June 27, 2007, we had a $5,000,000 note facility with no outstanding balance, which could be affected by changes in short term interest rates. At fiscal year-end, the interest rate was 10.65%. During our fiscal year 2007, three month LIBOR rates ranged from 5.33% to 5.52%

Commodity Price Risk

Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity-based financial instruments to hedge against fluctuations in the price of green coffee. To ensure that we have an adequate supply of green coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At June 27, 2007, we had commitments to purchase coffee through fiscal year 2008, totaling $1,708,000 for 1,065,000 pounds of green coffee, the majority of which were fixed as to price. The coffee scheduled to be delivered to us in fiscal year 2008 pursuant to these commitments will satisfy approximately 18% of our anticipated green coffee requirements for the fiscal year. Assuming we require approximately 4,838,000 additional pounds of green coffee during fiscal 2008 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $48,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers independent of the commodities market we believe that the commodity market price for green coffee, in general, would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of June 27, 2007. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 27, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2007.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2007.

Equity Compensation Plan Information.

The following table summarizes the equity compensation plans under which our common stock may be issued as of June 27, 2007.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	554,675(1)	$5.12	466,584(2)

Total	554,675	$5.12	466,584

(1)	Represents options to purchase shares of our common stock issued under: the Diedrich Coffee, Inc. 2000 Equity Incentive Plan; the Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan; and the Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan.

(2)	Represents securities available for issuance under the Diedrich Coffee, Inc. 2000 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2007.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended June 27, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

DIEDRICH COFFEE, INC.

September 25, 2007	By:	/s/ STEPHEN V. COFFEY
Stephen V. Coffey
Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL HEESCHEN Paul Heeschen	Chairman of the Board of Directors	September 25, 2007

/S/ STEPHEN V. COFFEY Stephen V. Coffey	Chief Executive Officer	September 25, 2007

/S/ SEAN M. MCCARTHY Sean M. McCarthy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2007

/S/ TIMOTHY J. RYAN Timothy J. Ryan	Director	September 25, 2007

/S/ GREG PALMER Greg Palmer	Director	September 25, 2007

/S/ RUSS PHILLIPS Russ Phillips	Director	September 25, 2007

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diedrich Coffee, Inc.:

We have audited the accompanying consolidated balance sheets of Diedrich Coffee, Inc. and subsidiaries (the “Company”) as of June 27, 2007 and June 28, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 27, 2007. In connection with our audits of the consolidated financial statements, we also have audited the supplementary information included in Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. and subsidiaries as of June 27, 2007 and June 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2007, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As more fully described in Note 1 to the consolidated financial statements, effective June 30, 2005, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment”

/s/ BDO Seidman, LLP

Costa Mesa, California

September 25, 2007

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 27, 2007	June 28, 2006
Assets
Current assets:
Cash	$6,873,000	$2,593,000
Restricted cash	669,000	583,000
Accounts receivable, less allowance for doubtful accounts of $163,000 at June 27, 2007 and $1,863,000 at June 28, 2006	4,069,000	2,829,000
Inventories	4,323,000	3,416,000
Assets of discontinued operations	—	7,382,000
Income tax refund receivable	533,000	516,000
Current portion of notes receivable, less allowance of $63,000 at June 27, 2007 and $0 at June 28, 2006	1,031,000	1,137,000
Advertising fund assets, restricted	339,000	217,000
Prepaid expenses	252,000	387,000

Total current assets	18,089,000	19,060,000
Property and equipment, net	4,437,000	3,709,000
Goodwill	6,832,000	6,832,000
Notes receivable, less allowance of $75,000 at June 27, 2007 and $0 at June 28, 2006	3,386,000	3,972,000
Cash surrender value of life insurance policy	430,000	391,000
Other assets	159,000	166,000

Total assets	$33,333,000	$34,130,000

Liabilities and Stockholders’ Equity

Current liabilities:
Liabilities of discontinued operations	$125,000	$792,000
Accounts payable	3,814,000	2,929,000
Accrued compensation	2,052,000	2,481,000
Accrued expenses	1,725,000	1,779,000
Franchisee deposits	674,000	599,000
Deferred franchise fee income	82,000	104,000
Advertising fund liabilities	339,000	217,000
Accrued provision for store closure	686,000	292,000

Total current liabilities	9,497,000	9,193,000
Deferred rent	216,000	248,000
Deferred compensation	468,000	422,000

Total liabilities	10,181,000	9,863,000

Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,448,000 shares at June 27, 2007 and 5,308,000 shares at June 28, 2006	54,000	53,000
Additional paid-in capital	59,671,000	59,022,000
Accumulated deficit	(36,573,000)	(34,808,000)

Total stockholders’ equity	23,152,000	24,267,000

Total liabilities and stockholders’ equity	$33,333,000	$34,130,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 27, 2007	Year Ended June 28, 2006	Year Ended June 29, 2005
Net revenue:
Wholesale and other	$28,145,000	$21,244,000	$16,482,000
Franchise revenue	3,514,000	3,775,000	4,166,000
Retail sales	4,948,000	5,708,000	5,149,000

Total revenue	36,607,000	30,727,000	25,797,000

Costs and expenses:
Cost of sales and related occupancy costs (exclusive of depreciation shown separately below)	24,244,000	19,011,000	14,793,000
Operating expenses	9,631,000	5,577,000	4,755,000
Depreciation and amortization	1,059,000	1,177,000	1,110,000
General and administrative expenses	6,661,000	11,491,000	9,770,000
Provision for asset impairment and restructuring costs	1,073,000	—	—
(Gain) loss on asset disposals	14,000	(58,000)	(4,000)

Total costs and expenses	42,682,000	37,198,000	30,424,000

Operating loss from continuing operations	(6,075,000)	(6,471,000)	(4,627,000)
Interest expense	(230,000)	(90,000)	(189,000)
Interest and other income, net	436,000	548,000	279,000

Loss from continuing operations before income tax benefit	(5,869,000)	(6,013,000)	(4,537,000)
Income tax benefit	2,120,000	560,000	1,626,000

Loss from continuing operations	(3,749,000)	(5,453,000)	(2,911,000)
Discontinued operations:
Income (loss) from discontinued operations, net of tax benefit of $1,710,000, $241,000 and tax expense of $93,000, respectively	(1,596,000)	(2,343,000)	1,739,000
Gain on sale of discontinued operations, net of tax expense of $3,835,000, and $3,139,000, respectively	3,580,000	—	15,795,000

Net income (loss)	$(1,765,000)	$(7,796,000)	$14,623,000

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.70)	$(1.03)	$(0.56)

Income (loss) from discontinued operations, net	$0.37	$(0.44)	$3.36

Net income (loss)	$(0.33)	$(1.47)	$2.80

Weighted average and equivalent shares outstanding:
Basic and diluted	5,391,000	5,303,000	5,218,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2004	5,161,000	$52,000	$58,058,000	$(41,635,000)	$16,475,000
Exercise of stock options	112,000	1,000	367,000	—	368,000
Stock compensation expense	—	—	47,000	—	47,000
Common Stock warrants	—	—	9,000	—	9,000
Net income	—	—	—	14,623,000	14,623,000

Balance, June 29, 2005	5,273,000	53,000	58,481,000	(27,012,000)	31,522,000
Exercise of stock options	35,000	—	138,000	—	138,000
Stock compensation expense	—	—	403,000	—	403,000
Net loss	—	—	—	(7,796,000)	(7,796,000)

Balance, June 28, 2006	5,308,000	53,000	59,022,000	(34,808,000)	24,267,000
Exercise of stock options	140,000	1,000	289,000	—	290,000
Stock compensation expense	—	—	284,000	—	284,000
Common Stock warrants	—	—	76,000	—	76,000
Net loss	—	—	—	(1,765,000)	(1,765,000)

Balance, June 27, 2007	5,448,000	$54,000	$59,671,000	$(36,573,000)	$23,152,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 27, 2007	Year Ended June 28, 2006	Year Ended June 29, 2005
Cash flows from operating activities:
Net income (loss)	$(1,765,000)	$(7,796,000)	$14,623,000
Loss (income) from discontinued operations	1,596,000	2,343,000	(1,739,000)
Gain on disposal of discontinued operations, net	(3,580,000)	—	(15,795,000)

Loss from continuing operations:	(3,749,000)	(5,453,000)	(2,911,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,059,000	1,177,000	1,110,000
Amortization and write off of loan fees	25,000	32,000	35,000
Amortization of note payable discount	76,000	—	7,000
Provision for bad debt	233,000	589,000	213,000
Income tax benefit	(2,120,000)	(560,000)	(1,626,000)
Provision for inventory obsolescence	90,000	86,000	89,000
Provision for asset impairment and restructuring	1,073,000	—	—
Provision for store closure	609,000	217,000	—
Stock compensation expense	284,000	403,000	47,000
Notes receivable issued	(304,000)	(63,000)	—
(Gain) loss on disposal of assets	14,000	(58,000)	(4,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,473,000)	(1,215,000)	(866,000)
Inventories	(997,000)	(558,000)	(696,000)
Prepaid expenses	135,000	80,000	(151,000)
Notes Receivable	(184,000)	(373,000)	(139,000)
Income tax refund	(22,000)	1,505,000	—
Other assets	(52,000)	(356,000)	(350,000)
Accounts payable	885,000	286,000	498,000
Accrued compensation	14,000	(245,000)	696,000
Accrued expenses	339,000	(42,000)	410,000
Deferred franchise fee income and franchisee deposits	53,000	(19,000)	47,000
Accrued provision for store closure	(215,000)	(91,000)	(18,000)
Deferred rent	—	25,000	70,000

Net cash used in continuing operations	(4,227,000)	(4,633,000)	(3,539,000)
Net cash provided by (used in) discontinued operations	(2,611,000)	(74,000)	632,000

Net cash used in operating activities	(6,838,000)	(4,707,000)	(2,907,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(2,442,000)	(1,273,000)	(1,446,000)
Proceeds from disposal of property and equipment	83,000	50,000	31,000
Acquisition of retail store	—	—	(80,000)
Payments received on notes receivable	1,180,000	1,070,000	67,000
Investment in restricted money market account	(86,000)	(583,000)	—

Net cash used in investing activities of continuing operations	(1,265,000)	(736,000)	(1,428,000)

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended June 27, 2007	Year Ended June 28, 2006	Year Ended June 29, 2005
Capital expenditures for property and equipment of discontinued operations	(17,000)	(2,553,000)	(2,219,000)
Proceeds from sale of discontinued operations, net	12,121,000	43,000	16,000,000

Net cash provided by (used in) investing activities	10,839,000	(3,246,000)	12,353,000

Cash flows from financing activities:
Payments on long-term debt	(3,000,000)	—	(1,983,000)
Payments on capital lease obligations	—	(67,000)	(131,000)
Exercise of stock options	290,000	138,000	368,000
Borrowings under credit agreement	3,000,000	—	1,000,000

Net cash provided by (used in) financing activities of continuing operations	290,000	71,000	(746,000)
Net cash used in financing activities of discontinued operations	(11,000)	(18,000)	(6,000)

Net cash provided by (used in) financing activities	279,000	53,000	(752,000)

Net increase (decrease) in cash	4,280,000	(7,900,000)	8,694,000
Cash at beginning of year	2,593,000	10,493,000	1,799,000

Cash at end of year	$6,873,000	$2,593,000	$10,493,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$125,000	$83,000	$357,000

Income taxes	$74,000	$50,000	$2,828,000

Non-cash transactions:
Issuance of notes receivable	$304,000	$66,000	$7,020,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies and Practices

Business

Diedrich Coffee, Inc. (“Company”) is a specialty coffee roaster, wholesaler, franchiser and retailer whose brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Company owns and operates 9 retail locations and is the franchiser of 144 retail locations as of June 27, 2007, all of which are located in 30 states. The Company also has over 800 wholesale accounts with businesses and restaurant chains. In addition, the Company operates a coffee roasting facility in central California that supplies freshly roasted coffee beans to its retail locations and to its wholesale customers.

Basis of Presentation and Fiscal Year End

The consolidated financial statements include the accounts of Diedrich Coffee, Inc. and its wholly owned subsidiaries . All significant intercompany transactions are eliminated. The Company’s fiscal year end is the Wednesday closest to June 30. In fiscal years 2005, 2006 and 2007, this resulted in a 52-week year.

Discontinued Retail Operations

On September 14, 2006, the Company and Starbucks entered into an asset purchase agreement (the “Agreement”) pursuant to which Starbucks agreed to purchase the Company’s leasehold interests in up to 40 of the 47 locations where the Company operates retail stores under the Diedrich Coffee and Coffee People brands (the “Company Stores”), along with certain related fixtures and equipment, improvements, prepaid items, and ground lease improvements, and to assume certain liabilities as set forth in the Agreement. On December 12, 2006, the Company’s stockholders approved the Agreement at the Company’s annual stockholder meeting.

Pursuant to the Agreement, the actual amount paid by Starbucks was dependent on which and how many of the Company Stores would ultimately be transferred to Starbucks. Ten percent of the amount paid to the Company upon transfer of the Company Stores was required to be deposited into an escrow fund to be held in connection with the Company’s indemnification obligations.

As part of the Agreement, the Company has agreed to a non-compete provision that for three years after the closing of the transaction, restricts the Company’s ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where a Company Store was located at the time that the asset purchase agreement was executed. The non-compete provision applies only to stores opened after the date of the asset purchase agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by the Company, or other non-retail businesses, or (3) the conversion of Company-operated stores existing on the date of the asset purchase agreement to franchise stores. The Company has also agreed that it will not solicit any Starbucks employee to enter the Company’s employment for three years after the closing of the transaction.

The closing for the transfer of the initial group of Company Stores occurred on January 16, 2007, which related to the transfer of 15 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks in exchange for a cash payment of approximately $5,560,000 to the Company and the deposit of approximately $618,000 into the escrow fund. In connection with the closing for a second group of Company stores, which occurred on February 2, 2007, the Company transferred an additional 13 Diedrich Coffee and Coffee People leaseholds and related assets to Starbucks and agreed to retain three Company stores that were the subject of the Agreement in exchange for a cash payment of approximately $5,565,000 to the Company and the deposit of approximately $514,000 into the escrow fund. In connection with the third closing, which occurred on

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 9, 2007, the Company transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $63,000 to the Company and the deposit of approximately $7,000 into the escrow fund. In connection with the fourth closing, which occurred on February 28, 2007, the Company transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $586,000 to the Company and the deposit of approximately $65,000 into the escrow fund. In connection with the fifth closing, which occurred on March 23, 2007, the Company transferred one additional Diedrich Coffee store’s leasehold and related assets to Starbucks in exchange for a cash payment of approximately $220,000 to the Company and the deposit of approximately $25,000 into the escrow fund. In connection with the sixth closing, which occurred on April 20, 2007, we closed our last transfer under the Agreement with Starbucks with the transfer of one Diedrich Coffee store’s leasehold and related assets in exchange for a cash payment of approximately $168,000 and the deposit of approximately $18,000 into the escrow fund. As of June 27, 2007, the Company had approximately $1,247,000 held in escrow which was subsequently paid to the Company on July 17, 2007. The Company will record the escrow payment and related gain in the first quarter of fiscal 2008.

In separate transactions with three parties other than Starbucks, the Company transferred three retail store location leaseholds and related assets on January 31, 2007, transferred certain assets (excluding leaseholds) relating to two retail store locations on February 5, 2007 and transferred certain assets (excluding its leasehold) relating to two retail store locations on March 9, 2007, and received proceeds from these transactions of $620,000 and $10,000, and $25,000, respectively.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144”), the financial results of the retail operations that were sold or closed are reported as discontinued operations for all periods presented.

The following accounts are reflected in Loss from Discontinued Operations in the condensed consolidated statements of operations:

•	Retail revenues for Diedrich Coffee, Inc. and Coffee People, Inc.

•	Cost of sales and related occupancy costs

•	Operating expenses

•	Depreciation and amortization

•	General and administrative expenses

•	Interest expense

•	Provision for taxes paid

•	Impairment of assets

•	Employee termination costs

•	Operating lease termination costs

Assets of discontinued operations in the consolidated balance sheet at June 28, 2006 include the following assets:

•	Inventory

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Prepaid expenses

•	Property and equipment, net

•	Goodwill

•	Other assets

Liabilities of discontinued operations in the consolidated balance sheet at June 28, 2006 include the following liabilities:

•	Obligations under capital leases

•	Deferred rent

•	Accrued provision for store closure

Discontinued International Franchise Operations

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

The following accounts are reflected in Discontinued Operations:

•	International franchise royalties, new store fees and roasting fees

•	Wholesale revenue and cost of goods sold associated with the sale of coffee to international franchisees

•	Bad debt expense related to international franchisees

•	General and administrative costs related to international operations and audit, tax and legal fees relating to the transaction.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Gain on sale of the international franchise operations, net of the related tax provision, and

•	Provision for foreign taxes paid on international revenues

The financial results included in discontinued operations were as follows:

	Year Ended June 27, 2007	Year Ended June 28, 2006	Year Ended June 29, 2005
Net Retail revenue	$15,608,000	$28,721,000	$26,740,000
Net International Franchise revenue	—	—	3,935,000

Net revenue from discontinued operations	$15,608,000	$28,721,000	$30,675,000

Loss from discontinued Retail operations, net of tax benefit of $1,710,000, $241,000 and $225,000, respectively	(1,596,000)	(2,343,000)	(404,000)
Earnings from discontinued International Franchise operations, net of tax expense of $318,000	—	—	2,143,000
Gain on sale of discontinued Retail operations, net of tax expense of $3,835,000	3,580,000	—	—
Gain on sale of discontinued International Franchise operations, net of tax expense of $3,139,000	—	—	15,795,000

Total earnings (loss) from discontinued operations, net of tax	$1,984,000	$(2,343,000)	$17,534,000

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $5,000,000 and $0 of invested cash at June 27, 2007 and June 28, 2006, respectively. The Company maintains cash balances at financial institutions that are in excess of FDIC insurance coverage limits.

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

Inventories

Raw materials consist primarily of green bean coffee. Finished goods include roasted coffee, tea, accessory products, and packaged foods. All products are valued at the lower of cost or market using the first-in, first-out method.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Depreciation

Property and equipment, including assets under capital leases, are recorded at cost. Depreciation for property and equipment is calculated using the straight-line method over estimated useful lives of three to seven years. Property and equipment held under capital leases and leasehold improvements are generally amortized using the straight-line method. Property and equipment held under capital leases are generally amortized over the shorter of their estimated useful lives or the term of the related leases. Leasehold improvements are generally amortized over the shorter of their estimated useful lives or 9 years or the term of the related leases.

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

Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Rent expense is recorded for the total rent payable during the lease term on a straight-line basis over the respective terms of the leases. The lease term used for straight-line rent expense is calculated from the date the company obtains possession of the leased premises through the lease termination date.

Operating Expenses

Operating expenses include compensation costs, utilities, advertising and marketing, business insurance, taxes, licenses, fees and bank charges.

General and Administrative Expenses

General and administrative expenses include compensation costs, auditing and accounting, legal, office rent, telephone, consulting and outside services, and Director’s and Officer’s insurance.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net Income (Loss) Per Common Share

“Basic” earnings per-share represents net earnings divided by the weighted average shares outstanding, excluding all potentially dilutive common shares. “Diluted” earnings per-share reflects the dilutive effect of all potentially dilutive common shares.

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company’s annual impairment measurement date is the fiscal year end. The Company has performed annual evaluations of its goodwill since June 30, 2001 in order to properly state its goodwill (see Notes 6 and 11). No provision for impairment was recorded in fiscal 2005, 2006 and 2007.

Stock Option Plans

On June 30, 2005, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Awards granted prior to the Company’s implementation of SFAS No. 123R were accounted for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Accordingly, stock-based employee compensation cost of $47,000 is reflected in net income in the accompanying Consolidated Statements of Operations for the fiscal year ended June 29, 2005 because certain options granted under the Company’s plans had exercise prices greater than the market values of the underlying common stock on the date of grant.

Pro forma net income and pro forma net income per share, as if the fair value-based method of SFAS No. 123 had been applied in measuring compensation cost for stock-based awards, is as follows:

Year Ended June 29, 2005
Net income as reported	$14,623,000
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	47,000
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(528,000)

Pro forma net income	$14,142,000

Basic and dilutive net income per share – as reported	$2.80
Basic and dilutive net income per share – pro forma	$2.71

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

	Year Ended June 27, 2007	Year Ended June 28, 2006	Year Ended June 29, 2005
Risk free interest rate	4.54% - 5.29%	4.00% - 4.74%	4.00%
Expected life	2 years	2 years	6 years
Expected volatility	55% - 64%	44% - 75%	44%
Expected dividend yield	0%	0%	0%
Forfeiture rate	5.02% - 6.32%	1.65% - 4.97%	N/A

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144. This requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded an asset impairment charge of $1,073,000 in fiscal 2007 to reduce the carrying value associated with four of its Gloria Jean’s coffeehouses and three Diedrich coffeehouses.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

The Company’s wholesale sales terms are FOB shipping point. Revenue from the sale of our wholesale products is recognized when ownership legally transfers to the customer, which is upon shipment. These sales are not subject to customer right of inspection or acceptance. Revenue from retail sales are recognized at the point of sale. Initial franchise fees (“Front end fees”) are recognized when a franchised coffeehouse begins operations, at which time the Company has performed its obligations related to such fees. Initial franchise fees apply primarily in the case of domestic franchise development. Franchise royalties are recognized as earned, based upon a percentage of a franchise coffeehouse sales over time.

The following table details the various components included in franchise revenue:

	June 27, 2007	June 28, 2006	June 29, 2005
Royalties	$3,276,000	$3,362,000	$3,432,000
Front end fees	238,000	413,000	393,000
Other	—	—	341,000

Total	$3,514,000	$3,775,000	$4,166,000

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales and related occupancy costs. A corresponding amount is billed to the Company’s wholesale customers, and is included as a component of wholesale and other revenue.

Concentrations

During fiscal 2007, 2006 and 2005, the Company had sales to one customer that represented approximately 14.3%, 7.3% and 3.6% of wholesale sales, respectively.

Advertising and Promotion Costs

The following table details the components of advertising and promotion costs:

	Fiscal Years Ended
Advertising and Promotion Costs:	June 27, 2007	June 28, 2006	June 29, 2005
Advertising and promotion payments	$1,047,000	$1,179,000	$1,343,000
Less franchisee ad fund contributions	922,000	1,158,000	1,101,000

Net advertising and promotion payments	$125,000	$21,000	$242,000

Included in general and administrative expense	$—	$14,000	$104,000
Included in operating expenses	125,000	7,000	138,000

Total advertising and promotion expense	$125,000	$21,000	$242,000

Total advertising and promotion costs are for Gloria Jeans Company brands sold in company-operated and franchise units. Franchisees are required to contribute 2% of sales to an ad fund that is segregated and designated for advertising. The Company acts as an agent for the franchisees with regard to these contributions. The Company consolidates the fund into its financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expenses, in accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”. As discussed in this Note 1 below, in Variable Interest Entities, the Company began to consolidate the advertising fund as of June 30, 2004, also on a net basis, as required for accounting periods ending after March 15, 2004.

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

	Beginning Balance	Amounts Charged to Expense	Adjustments	Cash Payments	Ending Balance
Accrued provision for store closure
Year ended June 28, 2006	$91,000	$401,000	$(75,000)	$(16,000)	$401,000
Year ended June 27, 2007	$401,000	$1,051,000	$—	$(641,000)	$811,000

Amounts charged to expense for the years ended June 28, 2006 and June 27, 2007 were $401,000 and $1,051,000, respectively. Of the $1,051,000 charged to expense in the current fiscal year, $609,000 and $442,000 are charged to cost of sales and related occupancy costs and discontinued operations, respectively, on the consolidated statements of operations. Of the $811,000 reserve balance for store closures at June 27, 2007, $686,000 and $125,000 are reserved for continuing operations and discontinued operations, respectively. Of the $326,000, net charged to expense in the 2006 fiscal year, $217,000 and $109,000 are charged to cost of sales and related occupancy costs and discontinued operations, respectively, on the consolidated statements of operations. Of the $401,000 reserve balance for store closures at June 28, 2006, $292,000 and $109,000 are reserved for continuing operations and discontinued operations, respectively.

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

The Company acquired its franchise operations in 1999. At June 27, 2007, there were 144 domestic franchise units, all of which are owned by franchisees. The Company, as the franchisor, receives royalty fees on franchise sales, but has no equity interest and does not share in profits or losses of the franchise operation. The franchisees make the key decisions that impact the success of their operations. The Company’s rights are protective in nature and are designed to preserve the value of the brand that it licenses to the franchisee through the franchise agreement. Of the 144 domestic franchise locations, the Company provides subordinated financial support to the extent that it is the primary lessee on 67 of the coffeehouse leases and subleases the premises to the franchisees on a pass-through basis on the same terms as the primary lease. The franchisees generally pay rent directly to the primary lease landlord.

The Company calculated the present value of the subordinated financial support provided to each of the franchisees by the lease arrangements and compared it to the overall subordinated financing support as defined by FIN 46R and determined that for all but six stores the Company was providing less than 50% of the franchisees’ total subordinated financial support. For three stores a further quantitative test of the franchisee’s equity indicated that it was well above the 10% minimum and that the franchisee would not be considered a VIE.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining three stores may be considered a VIE, however, management has not consolidated these franchise operations into the Company’s financial statements because the Company is not the primary beneficiary.

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

The Company’s franchise agreements require that the franchisees pay an advertising fund contribution of 2% of franchise sales. These funds are maintained in a segregated fund and used to pay for franchise brand marketing. All contributions are used solely for brand advertising and none are revenue or income to the Company. The fund is administered by an employee of the Company and is subject to audit by a franchisee committee. In the event that the advertising fund is not sufficient to pay all outstanding invoices, the Company could be contingently liable for their payment. Accordingly, the Company determined that consolidation of the fund is appropriate under FIN 46R and adopted it in the quarter ended June 30, 2004. The Company included $339,000 and $217,000 of advertising fund assets, restricted, and advertising fund liabilities in the consolidated balance sheet as of June 27, 2007 and June 28, 2006, respectively. Advertising fund assets are primarily cash, which is segregated and restricted to use for franchise brand advertising. Advertising fund liabilities consist mainly of accounts payable, accrued expenses and deferred obligations. As noted in “Advertising and Promotion Costs” above, the advertising contributions and disbursements are reported in the consolidated statement of operations on a net basis whereby contributions are recorded as offsets to the Company’s reported operating and general and administrative expenses.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarter of fiscal 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”), This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement on Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS No. 159 on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior periods to conform to the 2007 presentation.

2.    Accounts Receivable

During the current fiscal year, the Company provided for $161,000 of additional allowance for doubtful accounts and charged off $1,861,000 of accounts receivable against the reserve. The addition of $161,000 resulted from charges for Franchise rent and related receivables of $135,000 with the balance of $26,000 from wholesale accounts. Of the $1,861,000 of write off, $1,299,000 resulted from Franchise rent and related receivables with the balance of $562,000 from wholesale accounts.

The following table details the components of net accounts receivable:

	June 27, 2007	June 28, 2006
Wholesale receivables	$3,591,000	$2,959,000
Allowance for wholesale receivables	(79,000)	(615,000)

	3,512,000	2,344,000

Franchise and other receivables	641,000	1,733,000
Allowance for franchise and other receivables	(84,000)	(1,248,000)

	557,000	485,000

Total accounts receivable, net	$4,069,000	$2,829,000

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Inventories

Inventories consist of the following:

	June 27, 2007	June 28, 2006
Unroasted coffee	$2,101,000	$1,522,000
Roasted coffee	962,000	697,000
Accessory and specialty items	99,000	79,000
Other food, beverage and supplies	1,161,000	1,118,000

	$4,323,000	$3,416,000

4.    Notes Receivable

Notes receivable consist of the following:

	June 27, 2007	June 28, 2006
Notes receivable bearing interest at rates from 0% to 8.0%, payable in monthly installments varying between $115 and $3,869 and due on various dates through August 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. 2007 amounts are net of a $138,000 allowance.	$164,000	$206,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2007 and January 31, 2011.	4,253,000	4,903,000
Less: current portion of notes receivable	(1,031,000)	(1,137,000)

Long-term portion of notes receivable	$3,386,000	$3,972,000

5.    Property and Equipment

Property and equipment is summarized as follows:

	June 27, 2007	June 28, 2006
Leasehold improvements	$2,089,000	$3,435,000
Equipment	11,597,000	10,547,000
Furniture and fixtures	108,000	475,000
Construction in progress	1,066,000	133,000

	14,860,000	14,590,000
Accumulated depreciation and amortization	(10,423,000)	(10,881,000)

	$4,437,000	$3,709,000

Property held under capitalized leases in the amount of $405,000 at June 28, 2006, is included in assets of discontinued operations. Accumulated amortization of such equipment amounted to $128,000 at June 28, 2006. In addition, the Company retired and disposed of $14,252,000 in cost and $9,658,000 of accumulated

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

depreciation during the fiscal year 2007 that resulted from transactions with Starbucks and other third parties. The Company recorded an asset impairment charge of $1,073,000 in fiscal 2007 to reduce the carrying value associated with four of its Gloria Jean’s coffeehouses and three Diedrich coffeehouses.

6.    Intangible Assets

On April 20, 2007 the Company completed its transaction with Starbucks and other parties (See Note 1), as a result $1,347,000 of retail operations goodwill was written off as part of the transaction.

On February 1, 2005 the Company purchased a retail location from one of its franchisees which resulted in goodwill of $80,000.

The Company did not incur any goodwill impairment adjustments during fiscal years 2006 and 2007. It is possible that the assumptions used by management related to the evaluation of the Company’s goodwill may change or that actual results may vary significantly from management’s estimates. As a result, additional impairment charges may occur.

Goodwill by segment was as follows:

	June 27, 2007	June 28, 2006
Wholesale Operations	$6,311,000	$6,311,000
Franchise Operations	521,000	521,000

Goodwill	$6,832,000	$6,832,000

7.    Debt

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of June 27, 2007, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. A total of 1,270,738 warrants are issuable upon a change in control for previous debt repayments under this facility. The Company has issued 4,219 warrants as of June 27, 2007. As of June 27, 2007, the Company had no amounts outstanding under the facility and $5,000,000 available for borrowing.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 4, 2005, the Company entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2007. The letter of credit facility is secured by a deposit account at Bank of the West. As of June 27, 2007, this deposit account had a balance of $669,000, which is shown as restricted cash on the consolidated balance sheets. As of June 27, 2007, $651,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of June 27, 2007, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of June 27, 2007, the Company was in compliance with all agreement covenants as amended by Amendment No 2.

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

8.    Commitments and Contingencies

Lease Commitments

As of June 27, 2007, the Company leases warehouse and office space in Irvine, California, and Castroville, California, as well as 9 retail locations. The leases expire at various dates through November 2016. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under non-cancelable operating leases, franchise-system operating leases, and minimum future sublease rentals expected to be received as of June 27, 2007, are as follows:

Year Ending June	Non-Cancelable Operating Leases (D)
	Total	Company operated retail locations and other (A)	Franchise operated retail locations (B)	Other locations (C)
2008	$4,959,000	$1,195,000	$3,507,000	$257,000
2009	4,226,000	1,146,000	2,888,000	192,000
2010	3,770,000	1,095,000	2,541,000	134,000
2011	3,106,000	863,000	2,189,000	54,000
2012	2,547,000	624,000	1,880,000	43,000
Thereafter	6,816,000	2,034,000	4,623,000	159,000

	$25,424,000	$6,957,000	$17,628,000	$839,000

(A)	Includes Irvine and Castroville office and warehouse space and company operated retail locations.

(B)	The Company is liable on the master leases for 67 franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations, and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making payments under the master lease. The Company’s maximum theoretical future exposure at June 27, 2007, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $17,628,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents and other amounts payable.

(C)	The Company has leased and subleased land and buildings to others including closed locations or locations which have never opened. Many of these leases provide for fixed payments with contingent rents when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. The Company directly pays the rents on these master leases, and collects associated rent amounts directly from its sublessees.

(D)	Some leases contain increases for CPI in which case the Company has taken the CPI currently in effect into account for purposes of computing minimum lease payments which are recognized on a straight-line basis over the minimum lease term.

Rent expense under operating leases approximated $3,677,000, $4,122,000, and $3,461,000 for the years ended June 27, 2007, June 28, 2006, and June 29, 2005, respectively. These amounts are net of sublease rental income of $1,776,000, $1,879,000 and $1,620,000 for the years ended June 27, 2007, June 28, 2006, and June 29, 2005, respectively.

Purchase Commitments

At June 27, 2007, the Company had commitments to purchase coffee through fiscal year 2008, totaling $1,708,000 for 1,065,000 pounds of green coffee, the majority of which were fixed as to price. Such contracts are generally short-term in nature, and the Company believes that their cost approximates fair market value.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Commitments

At June 27, 2007, the Company had capital commitments of $4,478,000 comprised of $3,563,000 for our roasting facility, $395,000 for wholesale, $320,000 for corporate and $200,000 for store upgrades.

Guarantees and Indemnifications

The Company guarantees the performance of its subsidiary franchisor obligations and also indemnifies franchisees for costs incurred in defending the Company’s trademarks and tradenames.

Contingencies

In the ordinary course of our business, we may become involved in legal proceedings from time to time. Material pending legal proceedings to the business, to which we became aware of or were a party to during the current fiscal year or subsequent thereto, but before the filing of this report, are summarized below:

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding the Company’s stock options is summarized below:

	Options	Weighted Average Exercise Price
Number of options authorized for future grant at June 27, 2007	466,584

Outstanding at June 30, 2004	969,242	$5.27
Granted	102,500	$4.63
Exercised	(111,666)	$3.29
Forfeited	(22,459)	$12.32

Outstanding at June 29, 2005	937,617	$5.27
Granted	150,000	$4.82
Exercised	(35,000)	$3.93
Forfeited	(111,284)	$7.87

Outstanding at June 28, 2006	941,333	$4.94
Granted	125,000	$3.70
Exercised (A)	(259,038)	$3.42
Forfeited	(252,620)	$5.69

Outstanding at June 27, 2007	554,675	$4.76

Weighted-average fair value of options granted:
Year ended June 29, 2005	$4.76
Year ended June 28, 2006	$2.39
Year ended June 27, 2007	$1.71
Options exercisable:
At June 29, 2005	654,448
At June 28, 2006	786,332
At June 27, 2007	403,008

(A)	Includes 150,000 options that were a cashless exercise transaction that resulted in 31,513 shares of common stock.

The following table summarizes information about stock options outstanding at June 27, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding At June 27, 2007	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable At June 27, 2007 (1)	Weighted Average Exercise Price
$ 2.16 - $ 3.69	122,500	7.82	$3.39	47,500	$3.09
$ 3.74 - $ 3.81	129,500	5.71	3.78	109,500	3.78
$ 3.83 - $ 4.47	126,250	7.61	4.12	82,083	4.16
$ 4.64 - $ 4.65	120,000	8.22	4.64	120,000	4.64
$ 5.00 - $28.00	56,425	4.92	11.69	43,925	13.16

$ 2.16 - $28.00	554,675	7.07	$5.12	403,008	$5.05

(1)	The weighted average remaining life for the options exercisable at June 27, 2007 was 6.2 years.

Stock option-based compensation expense included in the statement of operations for the fiscal year ended June 27, 2007 was $284,000. As of June 27, 2007, there was approximately $144,000 of total unrecognized stock option-based compensation cost related to options granted under our plans that will be recognized over a

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

weighted average period of 1.4 years. The total intrinsic value of options exercised during the year ended June 27, 2007 was approximately $130,000.

A summary of the status of the Company’s unvested options as of June 27, 2007, and changes during the fiscal year ended June 27, 2007, is presented below:

Unvested Options	Options	Weighted-Average Grant-Date Fair Value ($)
Unvested options at June 28, 2006	155,000	4.64
Granted	118,000	3.69
Vested	(102,000)	4.72
Forfeited	(15,000)	4.45
Unvested options at June 27, 2007	156,000	3.89

The total fair value of vested options during the year ended June 27, 2007 was $480,000.

Stock Purchase Warrants

On May 8, 2001, in connection with the sale of 2,000,000 shares of Company common stock, the Company issued warrants to Sequoia Enterprises, L.P., of which the Company’s chairman, Paul C. Heeschen, is the general partner, to purchase 250,000 shares of the Company’s common stock at a price of $4.80 per share. Other investors also received warrants to purchase an additional 250,000 shares at a price of $4.80 per share. The warrants were exercisable immediately upon issuance and expire on May 8, 2011. At June 27, 2007, all 500,000 warrants were outstanding.

The terms of the Contingent Convertible Note Purchase Agreement (see Note 7) provide that upon a change of control, outstanding Notes are convertible into shares of the Company’s common stock at a price that is equal to the greater of the price of the stock on the date that Note is issued or 85% of the average price paid per share of common stock by a person who engages in a transaction that results in a change of control, as defined in the Agreement. The Notes are convertible only if and when a change of control event occurs. As Notes are paid, the Agreement provides that warrants are to be issued. The warrants are exercisable on substantially the same terms as the Notes are convertible. The warrants are also only exercisable if and when a change of control event occurs. The price of the Company’s common stock on May 10, 2004, the date that the first $1,000,000 Note was issued, was $3.95 per share. The price of the Company’s common stock on September 15, 2004, the date that the second $1,000,000 Note was issued, was $4.95 per share. During fiscal year 2007, the Company borrowed and repaid Notes on three different occasions. The price of the company’s common stock on August 24, 2006, the date that the third $1,000,000 Note was issued, was $3.60 per share. The price of the Company’s common stock on October 2, 2006, the date the fourth $1,000,000 Note was issued, was $3.83 per share. The price of the Company’s common stock on December 22, 2006, the date the fifth $1,000,000 Notes was issued, was $3.56 per share. Since all Notes were fully paid off in fiscal year 2005 and fiscal year 2007, a total of 1,270,738 warrants are issuable. The Company has issued 4,219 warrants at June 27, 2007.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Income Taxes

The components of income tax benefit from continuing operations are as follows:

	Year Ended June 27, 2007	Year Ended June 28, 2006	Year Ended June 29, 2005
Current:
Federal	$(17,000)	$(386,000)	$(1,386,000)
State	22,000	(174,000)	(240,000)

Current tax provision (benefit)	5,000	(560,000)	(1,626,000)

Deferred:
Federal	(1,676,000)	—	—
State	(449,000)	—	—

Deferred tax benefit	(2,125,000)	—	—

Total tax benefit from continuing operations	$(2,120,000)	$(560,000)	$(1,626,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	June 27, 2007	June 28, 2006
Deferred tax assets:
Net operating loss carryforwards	$3,436,000	$3,399,000
Intangible assets	141,000	119,000
Property and equipment	1,179,000	2,634,000
Accrued expenses	1,126,000	1,019,000
Other, net	1,169,000	736,000

Total gross deferred tax assets	7,051,000	7,907,000
Less: valuation allowance	(5,601,000)	(5,094,000)
Deferred tax liabilities:
Installment gain and other	(1,450,000)	(2,813,000)

Net deferred tax assets	$—	$—

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax provision (benefit) rate for continuing operations is as follows:

	Year Ended June 27, 2007	Year Ended June 28, 2006	Year Ended June 29, 2005
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	(5.1)	(1.9)	(3.6)
Goodwill and other non-deductible costs	0.8	0.1	—
Net operating loss utilization	—	—	29.3
Valuation allowance	8.6	22.6	(30.1)
Other	(6.4)	3.9	2.6

	(36.1)%	(9.3)%	(35.8)%

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. Due to the utilization of net operating loss carryforwards in the sale of the Gloria Jean’s international franchise operations and following a Section 382 analysis, as of June 27, 2007, net operating loss carryforwards of $7,974,000 and $7,644,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2026, subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating loss carryforwards have been fully reserved and are available to be utilized against future taxable income for years through fiscal 2026, subject to possible annual limitation under the Internal Revenue Code.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance. As of June 27, 2007 and June 28, 2006, the valuation allowance was $5,601,000 and $5,094,000, respectively. The change in the valuation allowance during 2007 was an increase of $507,000.

Included in the net operating loss carryforwards is $130,000 related to excess stock compensation the benefit of which will be recorded as additional paid-in-capital if and when realized.

11.    Impairment and Restructuring Charges

The Company recorded an asset impairment charge of $1,073,000 in fiscal 2007 to reduce the carrying value associated with four of its Gloria Jean’s coffeehouses and three Diedrich coffeehouses. No provision was required in fiscal 2005 and 2006.

12.    Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Year Ended June 27, 2007	Year Ended June 28, 2006	Year Ended June 29, 2005
Numerator:
Net loss from continuing operations	$(3,749,000)	$(5,453,000)	$(2,911,000)

Denominator:
Basic weighted average shares outstanding	5,391,000	5,303,000	5,218,000
Effect of dilutive securities	—	—	—

Diluted adjusted weighted average shares	5,391,000	5,303,000	5,218,000

Basic and diluted net loss per share from continuing operations	$(0.70)	$(1.03)	$(0.56)

For the years ended June 27, 2007, June 28, 2006 and June 29, 2005, employee stock options of approximately 555,000, 941,000, and 938,000, respectively, and warrants of 500,000 for each year (as described

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in Note 8), were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. Approximately 1,275,000 stock purchase warrants outstanding in 2007 and approximately 455,000 stock purchase warrants outstanding in 2006 and 2005, pursuant to terms of the Convertible Note Purchase Agreement were excluded from the computation of diluted earnings per share for the fiscal years ended June 27, 2007, June 28, 2006 and June 29, 2005 as their impact would have been anti-dilutive. The weighted average strike price of anti-dilutive securities for the years ended June 27, 2007, June 28, 2006 and June 29, 2005 was $5.05, $5.00 and $5.85, respectively.

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended June 27, 2007	Year Ended June 28, 2006	Year Ended June 29, 2005
Numerator:
Net income (loss)	$(1,765,000)	$(7,796,000)	$14,623,000

Denominator:
Basic and diluted weighted average shares outstanding	5,391,000	5,303,000	5,218,000

Basic and diluted net income (loss) per share	$(0.33)	$(1.47)	$2.80

13.    Segment Information

The Company has three reportable segments, wholesale operations, franchise operations and retail operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

The wholesale operations segment sells coffee products to third parties, franchisees, and company stores. Reported revenues for the wholesale segment include sales to third parties and franchisees, but sales to company-operated retail units are eliminated in consolidation. Wholesale segment profit before tax includes a manufacturing profit on all sales, including those to company-operated retail units, but inter-company profit in retail unit inventories is eliminated at each period end. Wholesale segment profit before tax also is net of specifically identified selling, general and administrative expenses as well as costs of the Company’s coffee roasting facility.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information of continuing operations of the Company’s reportable segments is shown in the following table. The other total assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, corporate property, plant and equipment, income tax refund, assets of discontinued operations and cash surrender value of life insurance policy. The other component of segment profit before tax includes corporate general and administrative expenses, provision for asset impairment and restructuring costs, depreciation and amortization expense, and interest expense.

	Wholesale Operations	Franchise Operations	Retail Operations	Other	Total
	(in thousands)
Year ended June 27, 2007
Total revenue	$28,145	$3,514	$4,948	$—	$36,607
Interest expense	—	—	—	230	230
Depreciation and amortization	533	4	253	269	1,059
Segment profit (loss) before tax	2,679	(644)	(1,167)	(6,737)	(5,869)
Total assets as of June 27, 2007	$17,021	$1,822	$418	$14,072	$33,333
Year ended June 28, 2006
Total revenue	$21,244	$3,775	$5,708	$—	$30,727
Interest expense	—	3	—	87	90
Depreciation and amortization	519	—	335	323	1,177
Segment profit (loss) before tax	2,772	2,954	(443)	(11,296)	(6,013)
Total assets as of June 28, 2006	$13,742	$1,798	$1,670	$16,920	$34,130
Year ended June 29, 2005
Total revenue	$16,482	$4,166	$5,149	$—	$25,797
Interest expense	—	21	—	168	189
Depreciation and amortization	588	—	246	276	1,110
Segment profit (loss) before tax	2,019	3,782	(406)	(9,932)	(4,537)
Total assets as of June 29, 2005	$12,277	$2,635	$2,837	$22,564	$40,313

Intercompany sales from wholesale operations to retail operations of $1,710,000 for fiscal year 2007, $3,220,000 for fiscal year 2006 and $2,819,000 for fiscal year 2005 have been eliminated.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Selected Quarterly Financial Data (Unaudited)

The quarterly results of operations for the years ended June 27, 2007 and June 28, 2006 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal 2007
Total revenue	$6,832	$9,585	$8,974	$11,216
Operating loss from continuing operations	(1,285)	(1,077)	(1,063)	(2,650)
Loss from continuing operations	(1,220)	(1,047)	(1,099)	(2,503)
Income (loss) from discontinued operations before tax	(426)	(1,082)	5,453	164
Net income (loss)	(1,646)	(2,129)	4,354	(2,344)
Basic income (loss) per share	(0.31)	(0.40)	0.80	(0.42)
Diluted income (loss) per share	(0.31)	(0.40)	0.79	(0.42)
Fiscal 2006
Total revenue	$5,525	$8,318	$7,558	$9,326
Operating loss from continuing operations	(1,785)	(799)	(1,361)	(2,526)
Loss from continuing operations	(1,658)	(685)	(1,262)	(2,408)
Loss from discontinued operations before tax	(242)	(671)	(543)	(1,128)
Net loss	(1,552)	(1,442)	(1,684)	(3,118)
Basic and diluted loss per share	(0.29)	(0.27)	(0.32)	(0.59)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the Company’s business, which may affect sales volume and food costs. All quarters have 12-week accounting periods, except the fourth quarter, which has a 16-week accounting period.

Between January 2007 and April 2007, the Company sold or closed 39 Diedrich Coffee and Coffee People leaseholds and related assets. The sale resulted in a gain on disposal of discontinued operations of $3,538,000, net of $3,876,000 in taxes (see Note 1). The tax expense associated with the discontinued operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

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

15.    Employee Benefit Plans

401(k) Plan

The Company has a 401(k) Plan that covers eligible employees. The Company contributions to this plan were $47,000, $53,000 and $55,000 for the fiscal years 2007, 2006 and 2005, respectively.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a participant will be credited to the participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts during fiscal year 2007 and fiscal year 2006.

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

The Company has purchased a company-owned life insurance (“COLI”) contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of June 27, 2007 was $430,000 as shown in the accompanying consolidated balance sheets. Total life insurance policy death benefits payable were $14,889,000 at June 27, 2007. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provisions (Recoveries)	Additional Provisions Obtained in Acquisitions	Accounts Written Off	Balance at End of Period
Allowance for Bad Debt:
Year ended June 29, 2005	$1,155,000	$829,000	$0	$(592,000)	$1,392,000

Year ended June 28, 2006	$1,392,000	$589,000	$0	$(118,000)	$1,863,000

Year ended June 27, 2007	$1,863,000	$161,000	$0	$(1,861,000)	$163,000

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc.(1)

3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)

3.2	Bylaws of the Company(3)

4.1	Specimen Stock Certificate(4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP(5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP(5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Form of Warrant, dated May 8, 2001(2)

4.6	Registration Rights Agreement, dated May 8, 2001(2)

4.7	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(6)

10.1	Form of Indemnification Agreement(5)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(19)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(8)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(9)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(10)*

10.6	Reserved.

10.7	Form of Diedrich Coffee Franchise Agreement(18)

10.8	Form of Gloria Jean’s Franchise Agreement(18)

10.9	Form of Area Development Agreement(18)

10.10	Employment Agreement with Roger M. Laverty, dated April 24, 2003(13)*

10.11	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(13)*

10.12	Employment Agreement with Martin A. Lynch, dated March 26, 2004(7)*

10.13	Employment Agreement with Matthew McGuinness, effective March 13, 2000(16)*

10.14	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001(18)*

10.15	Employment Letter regarding the employment of Carl Mount dated October 29, 1999(17)*

10.16	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch dated January 3, 2003(13)*

10.17	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant)(24)

10.18	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(14)

10.19	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(14)

10.20	Amendment No. 1 to Contingent Convertible Note Purchase Agreement dated June 30, 2004

10.21	Amendment No. 2 to Contingent Convertible Note Purchase Agreement dated March 31, 2006(22)

10.22	Mutual Release Agreement by and between Diedrich Coffee, Inc. and Roger M. Laverty, dated December 13, 2005(20)*

10.23	Engagement Agreement by and between Diedrich Coffee, Inc. and Stephen V. Coffey, dated December 14, 2005(20)*

10.24	Letter Agreement with Sean M. McCarthy, effective January 1, 2006(21)*

10.25	Agreement of Purchase and Sale of Assets by and between Starbucks Corporation, Diedrich Coffee, Inc. and Coffee People, Inc.(26)

10.26	Form of Separation Agreement and Release with Martin Diedrich, effective October 28, 2004(23)*

10.27	Credit Agreement with Bank of the West dated November 4, 2005(25)

10.28	Amendment No. 3 to Contingent Convertible Note Purchase Agreement dated September 22, 2006(27)

21.1	List of Subsidiaries(16)

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.

(6)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996 and declared effective on September 11, 1996.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 18, 2002, filed with the Securities and Exchange Commission on January 31, 2003.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2005.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2006.

(22)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2006.

(23)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2004.

(24)	Previously filed with this Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

(25)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 8, 2006, filed with the Securities and Exchange Commission on April 21, 2006.

(26)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal ended June 28, 2007, filed with the Securities and Exchange Commission on September 26, 2006.

(27)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, filed with the Securities and Exchange Commission on September 26, 2006.

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002