Form 10-Q
period 2007-09-19
DIEDRICH COFFEE INC
filed 2007-11-05
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 19, 2007

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

As of October 26, 2007, there were 5,448,316 shares of common stock of the registrant outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 19, 2007	June 27, 2007
	(Unaudited)
Assets
Current assets:
Cash	$4,606,000	$6,873,000
Restricted cash	675,000	669,000
Accounts receivable, less allowance for doubtful accounts of $367,000 at September 19, 2007 and $163,000 at June 27, 2007	4,040,000	4,069,000
Inventories	4,380,000	4,323,000
Income tax refund receivable	533,000	533,000
Current portion of notes receivable, less allowance of $63,000 at September 19, 2007 and June 27, 2007	1,047,000	1,031,000
Advertising fund assets, restricted	432,000	339,000
Prepaid expenses	364,000	252,000

Total current assets	16,077,000	18,089,000
Property and equipment, net	5,281,000	4,437,000
Goodwill	6,832,000	6,832,000
Notes receivable, less allowance of $75,000 at September 19, 2007 and June 27, 2007	2,961,000	3,386,000
Cash surrender value of life insurance policy	646,000	430,000
Other assets	157,000	159,000

Total assets	$31,954,000	$33,333,000

Liabilities and Stockholders’ Equity
Current liabilities:
Liabilities of discontinued operations	$107,000	$125,000
Accounts payable	2,626,000	3,814,000
Accrued compensation	1,953,000	2,052,000
Accrued expenses	1,331,000	1,725,000
Franchisee deposits	669,000	674,000
Deferred franchise fee income	79,000	82,000
Advertising fund liabilities	444,000	339,000
Accrued provision for store closure	908,000	686,000

Total current liabilities	8,117,000	9,497,000
Income tax liabilities	245,000	—
Deferred rent	204,000	216,000
Deferred compensation	699,000	468,000

Total liabilities	9,265,000	10,181,000

Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,448,000 shares at September 19, 2007 and June 27, 2007	54,000	54,000
Additional paid-in capital	59,723,000	59,671,000
Accumulated deficit	(37,088,000)	(36,573,000)

Total stockholders’ equity	22,689,000	23,152,000

Total liabilities and stockholders’ equity	$31,954,000	$33,333,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended September 19, 2007	Twelve Weeks Ended September 20, 2006
	(Unaudited)	(Unaudited)
Net revenue:
Wholesale and other	$6,464,000	$5,120,000
Franchise revenue	629,000	768,000
Retail sales	1,067,000	944,000

Total revenue	8,160,000	6,832,000

Costs and expenses:
Cost of sales and related occupancy costs (exclusive of depreciation shown separately below)	5,972,000	4,277,000
Operating expenses	2,232,000	1,921,000
Depreciation and amortization	252,000	259,000
General and administrative expenses	1,455,000	1,672,000
Gain on asset disposals	(1,000)	(12,000)

Total costs and expenses	9,910,000	8,117,000

Operating loss from continuing operations	(1,750,000)	(1,285,000)
Interest expense	(11,000)	(26,000)
Interest and other income, net	184,000	91,000

Loss from continuing operations before income tax benefit	(1,577,000)	(1,220,000)
Income tax benefit	540,000	—

Loss from continuing operations	(1,037,000)	(1,220,000)
Discontinued operations:
Loss from discontinued operations, net of tax expense of $0	—	(426,000)
Gain on sale of discontinued operations, net of tax expense of $507,000	767,000	—

Net loss	$(270,000)	$(1,646,000)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.19)	$(0.23)

Income (loss) from discontinued operations, net	$0.14	$(0.08)

Net loss	$(0.05)	$(0.31)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,448,000	5,308,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twelve Weeks Ended September 19, 2007	Twelve Weeks Ended September 20, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(270,000)	$(1,646,000)
Loss from discontinued operations	—	426,000
Gain on disposal of discontinued operations, net	(767,000)	—

Loss from continuing operations:	(1,037,000)	(1,220,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252,000	259,000
Amortization and write off of loan fees	—	7,000
Provision (recovery) from bad debt	177,000	(25,000)
Income tax benefit	(540,000)	—
Provision for inventory obsolescence	25,000	9,000
Provision for asset impairment and restructuring	—	(2,000)
Provision for store closure	236,000	70,000
Stock compensation expense	52,000	67,000
Notes receivable issued	(29,000)	(89,000)
Gain on disposal of assets	(1,000)	(12,000)
Changes in operating assets and liabilities:
Accounts receivable	(148,000)	(580,000)
Inventories	(82,000)	88,000
Prepaid expenses	(112,000)	(326,000)
Notes Receivable	(75,000)	(84,000)
Other assets	(214,000)	(45,000)
Accounts payable	(1,176,000)	174,000
Accrued compensation	132,000	(236,000)
Accrued expenses	(361,000)	148,000
Deferred franchise fee income and franchisee deposits	(8,000)	(39,000)
Accrued provision for store closure	(14,000)	—
Deferred rent	(12,000)	3,000

Net cash used in continuing operations	(2,935,000)	(1,833,000)
Net cash used in discontinued operations	(18,000)	(264,000)

Net cash used in operating activities	(2,953,000)	(2,097,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,096,000)	(378,000)
Proceeds from disposal of property and equipment	1,000	12,000
Payments received on notes receivable	513,000	568,000
Investment in restricted money market account	(6,000)	(4,000)

Net cash provided by (used in) investing activities of continuing operations	(588,000)	198,000
Net cash used in discontinued operations	—	(17,000)
Proceeds from sale of discontinued operations, net	1,274,000	—

Net cash provided by investing activities	686,000	181,000

Cash flows from financing activities:
Exercise of stock options	—	34,000
Borrowings under credit agreement	—	1,000,000

Net cash provided by financing activities of continuing operations	—	1,034,000
Net cash used in financing activities of discontinued operations	—	(5,000)

Net cash provided by financing activities	—	1,029,000

Net decrease in cash	(2,267,000)	(887,000)
Cash at beginning of year	6,873,000	2,593,000

Cash at end of year	$4,606,000	$1,706,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Value of common stock warrants recorded as debt discount	$—	$25,000

Interest	$12,000	$16,000

Income taxes	$—	$58,000

Non-cash transactions:
Issuance of notes receivable	$29,000	$89,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 19, 2007

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2007.

In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

Discontinued Operations

During the year ended June 27, 2007, the Company transferred leaseholds and related assets of 32 stores to Starbucks Corporation and seven stores to other third parties.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the retail operations that were sold or closed are reported as discontinued operations for all periods presented.

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

Liabilities of discontinued operations in the condensed consolidated balance sheets include accrued provision for store closure related to retail stores under the Diedrich Coffee and Coffee People brands.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on June 28, 2007.

Upon adoption of FIN 48, we analyzed our filing positions for all open tax years in all U.S. federal and state jurisdictions where we are required to file. At the adoption date of June 28, 2007, we had $200,000 of unrecognized tax benefits. We recorded a cumulative effect adjustment related to the adoption of FIN 48 of approximately $245,000 including interest and penalties, which was accounted for as an adjustment to the beginning balance of accumulated deficit on the condensed consolidated balance sheet. The $200,000 of unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. There were no significant changes in unrecognized tax benefits for the quarter ended September 19, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, we are no longer subject to U.S. federal tax examinations for tax years ended prior to 1999 and for state tax examinations for tax years ended prior to 2003. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the gross amount of interest and penalties included in the $245,000 of unrecognized tax benefits noted above is approximately $45,000. For the quarter ended September 19, 2007, there was no significant change in accrued interest and penalties related to unrecognized tax benefits.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement on Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 159 on its consolidated financial statements.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Stock-Based Compensation

On October 20, 2000, the Company’s board of directors authorized the adoption of the Diedrich Coffee, Inc. 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) and the concurrent discontinuation of option grants under the Diedrich Coffee, Inc. Amended and Restated 1996 Stock Incentive Plan and the Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan. The Company’s stockholders approved the 2000 Equity Incentive Plan on October 16, 2000. A total of 1,087,500 shares of the Company’s common stock may be issued under the 2000 Equity Incentive Plan, as amended. The board of directors determines the number of shares, terms and exercise periods for awards under the 2000 Equity Incentive Plan on a case by case basis, except for automatic annual grants of options to non-employee directors. Options generally vest ratably over three years and expire ten years from the date of grant. The exercise price of options is generally equivalent to the fair market value of the Company’s common stock on the date of grant.

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

The Company chose the modified-prospective transition alternative in adopting SFAS 123R. Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rate will be estimated for all options, as required by SFAS 123R.

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

	TWELVE WEEKS ENDED
	September 19, 2007	September 20, 2006
Risk free interest rate	4.91%	5.29%
Expected life	2 years	2 years
Expected volatility	63%	55%
Expected dividend yield	0%	0%
Forfeiture rate	5.45%	5.02%

A summary of option activity under our stock option plans for the twelve weeks ended September 19, 2007 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 27, 2007	555,000	$4.76
Less:
Options canceled or expired	(84,000)	6.37

Options outstanding at September 19, 2007	471,000	4.48	5.6	$32,000

Options exercisable at September 19, 2007	341,000	$4.64	4.7	$27,000

Stock-based compensation expense included in the statement of operations for the twelve weeks ended September 19, 2007 was approximately $52,000 and for the twelve weeks ended September 20, 2006 was approximately $67,000. As of September 19, 2007, there was approximately $81,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 0.6 years. No options were exercised or granted in the twelve weeks ended September 19, 2007. Approximately 62,000 options vested during the twelve weeks ended September 19, 2007.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 11.

Reclassifications

Certain reclassifications have been made to the September 20, 2006 unaudited condensed consolidated financial statements to conform to the September 19, 2007 presentation.

2.	ACCOUNTS RECEIVABLE

During the quarter ended September 19, 2007, the Company provided for $204,000 of additional allowance for doubtful accounts of which $116,000 resulted from charges for franchise rent and related receivables with the balance of $88,000 from wholesale accounts. No amounts were written off during the twelve weeks ended September 19, 2007.

The following table details the components of net accounts receivable:

	September 19, 2007	June 27, 2007
Wholesale receivables	$3,724,000	$3,591,000
Allowance for wholesale receivables	(163,000)	(79,000)

	3,561,000	3,512,000

Franchise and other receivables	683,000	641,000
Allowance for franchise and other receivables	(204,000)	(84,000)

	479,000	557,000

Total accounts receivable, net	$4,040,000	$4,069,000

3.	INVENTORIES

Inventories consist of the following:

	September 19, 2007	June 27, 2007
Unroasted coffee	$2,278,000	$2,101,000
Roasted coffee	910,000	962,000
Accessory and specialty items	109,000	99,000
Other food, beverage and supplies	1,083,000	1,161,000

Total inventory	$4,380,000	$4,323,000

4.	NOTES RECEIVABLE

Notes receivable consist of the following:

	September 19, 2007	June 27, 2007
Notes receivable bearing interest at rates from 0% to 8.0%, payable in monthly installments varying between $115 and $3,869 and due on various dates through August 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. Amounts are net of a $138,000 allowance.	$179,000	$164,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2008 and January 31, 2011.	3,829,000	4,253,000
Less: current portion of notes receivable	(1,047,000)	(1,031,000)

Long-term portion of notes receivable	$2,961,000	$3,386,000

5.	ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

The following table details the components of accrued provision for store closure:

	Beginning Balance	Amounts Charged to Expense	Adjustments	Cash Payments	Ending Balance
Fiscal Year ended June 27, 2007	$401,000	$1,051,000	$—	$(641,000)	$811,000
Twelve Weeks ended September 19, 2007	$811,000	$227,000	$9,000	$(32,000)	$1,015,000

Of the $811,000 reserve balance for store closures at June 27, 2007, $686,000 and $125,000 are reserved for continuing operations and discontinued operations, respectively. For the twelve weeks ended September 19, 2007, $227,000 was charged to costs of sales and related occupancy costs. Of the $1,015,000 reserve balance for store closures at September 19, 2007, $908,000 and $107,000 are reserved for continuing operations and discontinued operations, respectively.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share from continuing operations:

	Twelve Weeks Ended September 19, 2007	Twelve Weeks Ended September 20, 2006
Numerator:
Loss from continuing operations	$(1,037,000)	$(1,220,000)

Denominator:
Basic weighted average shares outstanding	5,448,000	5,308,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,448,000	5,308,000

Basic and diluted net loss per share	$(0.19)	$(0.23)

For the quarters ended September 19, 2007 and September 20, 2006, employee stock options of approximately 471,000, and 560,000, respectively, and warrants of 500,000 for each year, were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. Approximately 1,275,000 stock purchase warrants outstanding at September 19, 2007 and approximately 733,000 stock purchase warrants outstanding at September 20, 2006, pursuant to terms of the Contingent Convertible Note Purchase Agreement (as discussed in Note 9) were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Weeks Ended September 19, 2007	Twelve Weeks Ended September 20, 2006
Numerator:
Net loss	$(270,000)	$(1,646,000)

Denominator:
Basic weighted average shares outstanding	5,448,000	5,308,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,448,000	5,308,000

Basic and diluted net loss per share	$(0.05)	$(0.31)

7.	SEGMENT AND RELATED INFORMATION

The Company has three reportable segments: wholesale operations, franchise operations and retail operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. Corporate identifiable assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property and equipment. The corporate component of segment loss before tax includes corporate general and administrative expenses, depreciation and amortization expense, interest income and interest expense.

	TWELVE WEEKS ENDED
	September 19, 2007	September 20, 2006
Revenue:
Wholesale	$6,464,000	$5,120,000
Franchise	629,000	768,000
Retail	1,067,000	944,000

Total revenue	$8,160,000	$6,832,000

Interest expense:
Wholesale	$—	$—
Franchise	—	—
Corporate	11,000	26,000

Total interest expense	$11,000	$26,000

Depreciation and amortization:
Wholesale	$145,000	$111,000
Retail	29,000	79,000
Corporate	78,000	69,000

Total depreciation and amortization	$252,000	$259,000

	TWELVE WEEKS ENDED
	September 19, 2007	September 20, 2006
Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$162,000	$596,000
Franchise	(390,000)	(121,000)
Retail	11,000	(32,000)
Corporate	(1,360,000)	(1,663,000)

Total segment loss from continuing operations before income tax provision	$(1,577,000)	$(1,220,000)

	September 19, 2007	June 27, 2007
Identifiable assets:
Wholesale	$11,513,000	$10,711,000
Franchise	1,347,000	1,300,000
Retail	593,000	418,000
Corporate	11,669,000	14,072,000

Tangible assets	25,122,000	26,501,000
Goodwill – Wholesale	6,311,000	6,311,000
Goodwill – Franchise	521,000	521,000

Total assets	$31,954,000	$33,333,000

8.	LEASE CONTINGENCIES

The Company is liable on the master real property leases for 62 Gloria Jean’s franchise locations. Under the Company’s historical franchising business model, the Company executed the master lease for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be required to make all payments under the master lease. The Company’s maximum theoretical future exposure at September 19, 2007, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $16,657,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

9.	OUTSTANDING FINANCING ARRANGEMENTS AND RESTRICTED CASH

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of September 19, 2007, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. A total of 1,270,738 warrants are issuable upon a change in control for previous debt repayments under this facility. The Company has issued 4,219 warrants as of September 19, 2007. As of September 19, 2007, the Company had no amounts outstanding under the facility and $5,000,000 available for borrowing.

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

On November 4, 2005, the Company entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2008. The letter of credit facility is secured by a deposit account at Bank of the West. As of September 19, 2007, this deposit account had a balance of $675,000, which is shown as restricted cash on the condensed consolidated balance sheets. As of September 19, 2007, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of September 19, 2007, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of September 19, 2007, the Company was in compliance with all agreement covenants as amended by Amendment No 2.

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

10.	DISCONTINUED OPERATIONS

The Company’s strategic direction is to focus on growing the wholesale business segment and the related distribution channels, including franchise stores.

During the year ended June 27, 2007, the Company transferred leaseholds and related assets of 32 stores to Starbucks Corporation and seven stores to other third parties.

As part of the asset purchase agreement with Starbucks Corporation, the Company agreed to a non-compete provision that for three years after the closing of the transaction, restricts the Company’s ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where a Company Store was located at the time that the asset purchase agreement was executed. The non-compete provision applies only to stores opened after the date of the asset purchase agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by the Company, or other non-retail businesses, or (3) the conversion of Company-operated stores existing on the date of the asset purchase agreement to franchise stores. The Company has also agreed that it will not solicit any Starbucks Corporation employee to enter the Company’s employment for three years after the closing of the transaction.

In accordance with SFAS 144, the financial results of the retail operations that were sold or closed are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED
	September 19, 2007	September 20, 2006
Net revenue	$—	$6,573,000

Loss from discontinued operations, net of tax expense of $0	—	(426,000)
Gain on sale of discontinued operations, net of tax expense of $507,000	767,000	—

Income (loss) from discontinued operations, net	$767,000	$(426,000)

11.	EMPLOYEE BENEFITS

401(k) Plan

The Company maintains a 401(k) Salary Deferral Plan (the “401(k) Plan”) for eligible employees. Employer matching contributions relating to the 401(k) Plan totaled $7,000 and $13,000 for the twelve weeks ended September 19, 2007 and September 20, 2006, respectively.

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, plan participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a plan participant will be credited to the plan participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts for the twelve weeks ended September 19, 2007 and September 20, 2006.

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

The Company has purchased a COLI contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of September 19, 2007 was $646,000 as shown in the accompanying condensed consolidated balance sheets. Total life insurance policy death benefits payable was $15,089,000 at September 19, 2007.

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

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors Relating to Diedrich Coffee and Its Business” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2007 and in other reports that we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” “our,” and similar terms refer to Diedrich Coffee, Inc. and its subsidiaries.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Overview. This section provides a general description of our business. This section also contains a discussion of trends in our operations and key performance indicators that we use to evaluate business results.

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve weeks ended September 19, 2007 to the results for the twelve weeks ended September 20, 2006.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of September 19, 2007. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•

Critical accounting estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

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

We also sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company operated and franchised retail locations. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees. As of September 19, 2007, we owned and operated 7 retail locations and franchised 139 other retail locations under the brands described above, for a total of 146 retail coffee outlets. Although the retail specialty coffee industry is presently dominated by a single company, which operates over ten thousand domestic retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $59 million. System-wide revenues include sales from company operated and franchise locations. Our retail units are located in 30 states.

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2007 and fiscal 2008 through the twelve weeks ended September 19, 2007, is set forth below:

	Units at June 28, 2006	Opened	Closed/ Sold (A)	Net transfers between the Company and Franchise (B)	Units at June 27, 2007	Opened	Closed	Units at September 19, 2007
Gloria Jean’s Brand
Company Operated	5	—	(1)	2	6	—	(2)	4
Franchise	139	13	(14)	(2)	136	2	(6)	132

Subtotal Gloria Jean’s	144	13	(15)	—	142	2	(8)	136

Diedrich Coffee Brand
Company Operated	26	—	(23)	—	3	—	—	3
Franchise – Domestic	8	—	(4)	—	4	—	(1)	3

Subtotal Diedrich	34	—	(27)	—	7	—	(1)	6

Coffee People Brand
Company Operated	21	—	(18)	(3)	—	—	—	—
Franchise – Domestic	1	—	—	3	4	—	—	4

Subtotal Coffee People	22	—	(18)	—	4	—	—	4

Total	200	13	(60)	—	153	2	(9)	146

(A)	During fiscal 2007, the Company transferred 32 retail stores to Starbucks Corporation and seven stores to other third parties.

(B)	Two Company operated Gloria Jean’s and three Company operated Coffee People coffeehouses were transferred to franchisees during fiscal year 2007.

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

RESULTS OF OPERATIONS

Twelve weeks ended September 19, 2007 compared with the twelve weeks ended September 20, 2006

Total Revenue. Total revenue for the twelve weeks ended September 19, 2007 increased by $1,328,000, or 19.4%, to $8,160,000 from $6,832,000 for the twelve weeks ended September 20, 2006. This result was the net effect of a 26.3% increase in wholesale revenue, a 13.0% increase in retail sales, and an 18.1% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended September 19, 2007 increased by $1,344,000, or 26.3%, to $6,464,000 from $5,120,000 for the twelve weeks ended September 20, 2006. Wholesale sales to OCS and foodservice customers for the twelve weeks ended September 19, 2007 increased by $1,450,000, or 35.7%, to

$5,516,000 from $4,066,000 for the twelve weeks ended September 20, 2006 led by a 46.6%, or $1,594,000 increase in Keurig “K-cup” sales. Sales of roasted coffee to our franchisees decreased $106,000, or 10.0%, for the twelve weeks ended September 19, 2007 as compared to the twelve weeks ended September 20, 2006.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $139,000, or 18.1%, to $629,000 for the twelve weeks ended September 19, 2007 from $768,000 for the twelve weeks ended September 20, 2006. Of the decrease in domestic franchise revenue, $80,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 5.9% for the Gloria Jean’s brand in the current quarter compared to the prior year same quarter. The balance of the decrease of $59,000 was due to fewer new franchise store openings and renewal fees compared to the prior year same quarter.

Retail Sales. Retail sales for the twelve weeks ended September 19, 2007 increased by $123,000, or 13.0%, to $1,067,000 from $944,000 for the prior year period. The increase in sales during the current quarter was primarily due to an increase in same store sales for Diedrich Coffee company stores of 5.9% and partially offset by a decrease in Gloria Jean’s company stores of 7.4% compared to the prior year quarter. Retail sales from our internet website increased by $85,000, or 41.7%, to $289,000 for the twelve weeks ended September 19, 2007 from $204,000 for the twelve weeks ended September 20, 2006.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended September 19, 2007 increased $1,695,000, or 39.6%, to $5,972,000 from $4,277,000 in the prior year period. As a percentage of total revenue, cost of sales and related occupancy increased from 62.6% for the twelve weeks ended September 20, 2006 to 73.2% in the current fiscal quarter. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 70.5% for the twelve weeks ended September 20, 2006 to 79.3% for the twelve weeks ended September 19, 2007. Retail cost of sales increased from 35.7% to 37.4% in the current fiscal quarter whereas wholesale cost of sales increased from 73.9% to 80.6% of wholesale sales in the current fiscal quarter due to a higher percentage of higher cost Keurig business over the prior year period. Wholesale sales that carry a higher cost of goods sold than retail sales, also slightly increased as a percentage of the retail and wholesale sales mix from 84.4% to 85.8%. Occupancy costs for the twelve weeks ended September 19, 2007 increased $203,000, to $360,000 from $157,000 in the prior year period primarily due to an increase in franchise rent expense associated with closed stores.

Operating Expenses. Total operating expenses for the twelve weeks ended September 19, 2007 increased $311,000 and as a percentage of retail and wholesale sales, increased slightly from 31.7% of retail and wholesale sales to 29.6% for the twelve weeks ended September 19, 2007. The increase in operating costs primarily resulted from an increase for wholesale of $318,000 resulting in an increase in allowances for doubtful accounts of $110,000, compensation of $66,000, and promotion and other selling costs of $142,000. Operating costs for retail increased slightly by $57,000 from $449,000 in the prior fiscal quarter to $506,000 in the current year quarter whereas franchise operating costs decreased slightly by $64,000 for the same period.

Depreciation and Amortization. Depreciation remained relatively flat with a slight decrease of $7,000 to $252,000 for the twelve weeks ended September 19, 2007 as compared to $259,000 for the twelve weeks ended September 20, 2006.

General and Administrative Expenses. Our general and administrative expenses decreased by $217,000, or 13.0%, to $1,455,000 for the twelve weeks ended September 19, 2007 compared to $1,672,000 for the twelve weeks ended September 20, 2006. As a percentage of total revenue, general and administrative expenses decreased from 24.5% for the twelve weeks ended September 20, 2006 to 17.8% for the twelve weeks ended September 19, 2007 due primarily as a result of a decrease in compensation costs, outside services and consulting, and other of $203,000, $108,000, and $25,000, respectively, offset by an increase in legal fees of $119,000.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $173,000 in the twelve weeks ended September 19, 2007 compared to $65,000 in the twelve weeks ended September 20, 2006. This change was the result of an increase in interest income due to an increase in invested cash compared to the prior year same period.

Income Tax Benefit. We had losses from continuing operations for the twelve weeks ended September 19, 2007 and September 20, 2006. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the income tax benefit generated by the loss from continuing operations was $540,000 for the twelve weeks ended September 19, 2007. As of September 19, 2007 net operating loss carryforwards of approximately $8,600,000 and $7,300,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail As a result of the sale and closure of certain retail stores during the previous fiscal year, the results from this component of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144. During the current fiscal quarter, the Company received proceeds from escrow of $1,274,000 as part of the transaction with Starbucks in fiscal 2007. For the twelve weeks ended September 19, 2007, gain on sale of discontinued operations was $767,000, net of $507,000 in taxes. Loss from discontinued operations for the twelve weeks ended September 20, 2006, was $426,000 net of $0 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At September 19, 2007, we had working capital of $7,960,000, long term tax liabilities, deferred rent and deferred compensation of $1,148,000 and $22,689,000 of stockholders’ equity, compared to working capital of $8,592,000, total deferred rent and deferred compensation of $684,000 and $23,152,000 of stockholders’ equity at June 27, 2007. The decrease in working capital of $632,000 in the current fiscal quarter resulted primarily from losses from continuing operations of $1,037,000 for the twelve weeks ended September 19, 2007. Available credit under our credit agreements was $5,000,000 as of September 19, 2007 and June 27, 2007.

The accounts receivable balance of $4,040,000 as of September 19, 2007 is a decrease of $29,000 from the June 27, 2007 balance of $4,069,000. This decrease is due to $204,000 of new reserves for doubtful accounts offset by an increase in our wholesales receivables of which our wholesale revenue increased over 26% in the current quarter compared to the prior year same quarter. The accounts payable balance of $2,626,000 as of September 19, 2007 is a decrease of $1,188,000 from the June 27, 2007 balance of $3,814,000. This decrease in accounts payable for the current quarter compared to the balance at June 27, 2007, is primarily attributable to the timing of purchases of green coffee and raw materials.

Cash Flows. Net cash used in operating activities for the twelve weeks ended September 19, 2007 totaled $2,953,000 as compared with $2,097,000 cash used in operating activities for the twelve weeks ended September 20, 2006. The Company has incurred losses from continuing operations of $1,037,000, and $1,220,000 for the twelve weeks ended September 19, 2007 and September 20, 2006, respectively. Net cash used in continuing operations of $2,935,000 for the twelve weeks ended September 19, 2007 resulted primarily from a decrease in accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventories, which were primarily attributable to the increased working capital needs due to a more than 26.3% increase in revenue from our wholesale business over the prior year quarter. For the twelve weeks ended September 20, 2006, cash used in continuing operations was $1,833,000 and was primarily the result of an increase in accounts receivable associated with the increase in wholesale sales and an increase in prepaid expenses related to the Starbucks transaction.

Net cash provided by investing activities for the twelve weeks ended September 19, 2007 totaled $686,000 as compared with net cash used of $181,000 for the twelve weeks ended September 20, 2006. During the twelve weeks ended September 19, 2007, a total of $1,096,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of $643,000, wholesale of $151,000, retail stores of $162,000, and our home office facility $140,000. These expenditures were offset by $513,000 of payments received on notes receivable and $1,274,000 of proceeds from escrow fund resulting from the sale of retail stores to Starbucks in the prior year. Net cash provided by investing activities of $181,000 for the twelve weeks ended September 20, 2006 was primarily attributable to $568,000 of payments received on notes receivable offset by $378,000 used to invest in property and equipment.

There were no activities under financing activities for the twelve weeks ended September 19, 2007 as compared to $1,029,000 of cash provided by financing activities for the twelve weeks ended September 20, 2006. Cash provided by financing activities in the prior year were primarily attributed to $1,000,000 in borrowings under our contingent convertible note purchase agreement during the twelve weeks ended September 20, 2006.

Outstanding Debt and Financing Arrangements. On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us to, at our election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants among others that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of September 19, 2007, we were in compliance with all the covenants in the agreement. Notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase our common stock will be issued only upon a change in control. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. A total of 1,270,738 warrants are issuable upon a change in control for previous debt repayments under this facility. We have issued 4,219 warrants as of September 19, 2007. As of September 19, 2007, the Company had no amounts outstanding under the facility and $5,000,000 available for borrowing.

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

On November 4, 2005, we entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2008. The letter of credit facility is secured by a deposit account at Bank of the West. As of September 19, 2007, this deposit account had a balance of $675,000, which is shown as restricted cash on the consolidated balance sheets. As of September 19, 2007, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of September 19, 2007, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, we entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase our common stock will be issued with respect to repaid principal amounts only upon a change in control; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009 which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of September 19, 2007, the Company was in compliance with all agreement covenants as amended by Amendment No. 2.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of September 19, 2007:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Company operated retail locations and other operating leases	$7,407	$1,418	$2,499	$1,468	$2,022
Franchise operated retail locations operating leases	16,657	3,299	5,248	3,900	4,210
Green coffee commitments	1,648	1,454	194	—	—

	$25,712	$6,171	$7,941	$5,368	$6,232

As of September 19, 2007, there were employment agreements with two of our officers that provide for severance payments in the event that these individuals are terminated by us without cause or they terminate their employment as a result of a constructive termination. These severance payments range from six months to one year’s salary. Our maximum theoretical liability for severance under the contracts is currently $282,000. In addition, pursuant to an engagement agreement with Stephen V. Coffey, our chief executive officer, a one-time bonus is payable at the end of Mr. Coffey’s engagement, which will be paid in the form of stock (60%) and cash (40%) in an aggregate amount equal to 5.0% of the appreciation of our total market capitalization during the term of the engagement (as measured by the increase in our stock price). In addition, if we are acquired by any person, other than a current affiliate, within 12 months of the termination date of the engagement, and the per share consideration paid in connection with the acquisition multiplied by the then-outstanding shares of capital stock is greater than the market capitalization at the end of the engagement, Mr. Coffey’s management company will receive an additional bonus equal to 5.0% of the difference of the disposition value less the termination market capitalization. Because these amounts are contingent, they have not been included in the table above. As of September 19, 2007, no amounts have been accrued under the agreement with Mr. Coffey since there has been no appreciation in our total market capitalization as defined in this agreement.

As reflected in the table above, we have obligations under non-cancelable operating leases for our coffeehouses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 62 Gloria Jean’s franchise locations. Under our historical franchising business model, we executed the master lease for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. If any of these franchisees default on their subleases, we would be required to make all payments under the master lease. Our maximum theoretical future exposure at September 19, 2007, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $16,657,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents.

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

At fiscal year end 2007, an independent third party analysis of the fair value of the wholesale and franchise operating segments was conducted to determine whether any potential impairment to the goodwill associated with the operating segments was appropriate. The definition of value used in this analysis was fair value, which is defined as the amount at which an asset or assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced sale or liquidation. The determination of fair value of the operating segments was based on financial statements and projections supplied by management in addition to current and future economic, market and competitive conditions, and other relevant factors.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the segments may ultimately prove to be significantly higher or lower, thereby causing the carrying value to be less than or to exceed the fair value and indicating impairment has or has not occurred. If our assumptions are incorrect, the carrying value of our goodwill may be understated or overstated. Our annual impairment measurement date is our fiscal year end. No conditions exist at September 19, 2007 that indicate that goodwill is impaired.

Estimated Liability for Closing Stores

We make decisions to close stores based on prospects for estimated future profitability and sometimes we are forced to close stores due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our management team evaluates each store’s performance every period. When stores continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve the performance of an unprofitable store. Based on the management team’s judgment, we estimate the future net cash flows. If we determine that the store will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the store, we may close the store. Additionally, franchisees may close stores for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed store if we decide not to operate it as a company operated store. We established the estimated liability on the actual store closure date which is generally the date on which we cease to receive economic benefit from the unit. We also review the net cash flows to determine the need to provide for asset impairment.

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

Estimated Liability for Self-Insurance

We are self-insured for a portion of our losses related to workers’ compensation insurance for policy years ended prior to October 2006. We obtained stop loss insurance for individual workers’ compensation claims with a $250,000 deductible per occurrence and a program maximum for all claims of $750,000. Insurance liabilities and reserves are accounted for based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based approximately on a risk-free interest rate. These estimates rely on actuarial observations of historical claim loss development. Management, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As a result, if we experience a higher than expected number of claims or the costs of claims are greater than expected, then we may adjust the expected losses upward and our future self-insurance expenses will rise. As of October 2006, we are no longer self-insured.

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

In accordance with SFAS 146, an estimated liability for future lease obligations on stores operated by franchisees for which we are the primary or secondary obligee is established on the date the franchisee closes the store. Also, we record an estimated liability for subsidized lease payments when we sign a sublease agreement committing us to the subsidy.

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

Stock-Based Compensation

As discussed in the notes to the condensed consolidated financial statements, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. Prior to June 30, 2005, we elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilizes the intrinsic value method of accounting for stock-based compensation. Starting June 30, 2005, we adopted the provisions of SFAS 123R, which sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of September 19, 2007, our net deferred tax assets and related valuation allowance totaled approximately $5,500,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding debt. At September 19, 2007, we had no amounts outstanding under our $5,000,000 loan facility. Should we incur debt on this facility, we could be affected by changes in short term interest rates. Our borrowing rate on our loan facility is based on a three-month LIBOR plus 5.30% (5.24% at September 19, 2007). During the first fiscal quarter, three month LIBOR rates ranged from 5.24% to 5.73%

Commodity Price Risk. Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity-based financial instruments to hedge against fluctuations in the price of green coffee. To ensure that we have an adequate supply of green coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. At September 19, 2007, we had commitments to purchase coffee through fiscal year 2008, totaling $1,572,000 for 956,000 pounds of green coffee, the majority of which were fixed as to price. The coffee scheduled to be delivered to us in fiscal year 2008 pursuant to these commitments will satisfy approximately 14% of our anticipated green coffee requirements for the fiscal year. Assuming we require approximately 5,065,000 additional pounds of green coffee during fiscal 2008 for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in $51,000 of additional cost. However, because the price we pay for a portion of our green coffee needs is negotiated with suppliers independent of the commodities market we believe that the commodity market price for green coffee, in general, would have to increase significantly, by as much as $0.25 per pound, before there would be a significant impact on our costs.

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

In the ordinary course of our business, we may become involved in legal proceedings from time to time. There are no material changes from the legal proceedings disclosure set forth in Part I, Item 3 of our Form 10-K for the fiscal year ended

June 27, 2007. Please refer to the Form 10-K for the fiscal year ended June 27, 2007 for disclosure regarding legal proceedings.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended June 27, 2007. Please refer to the Form 10-K for the fiscal year ended June 27, 2007 for disclosure regarding the risks and uncertainties related to our business.

Item 2.	Unregistered sales of Equity Securities and use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001(2)

3.2	Bylaws of Diedrich Coffee, Inc.(3)

4.1	Specimen Stock Certificate(4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP(5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP(5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Form of Warrant, dated May 8, 2001(2)

4.6	Registration Rights Agreement, dated May 8, 2001(2)

4.7	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(6)

10.1	Amendment No. 1 to Contingent Convertible Note Purchase Agreement dated as of June 30, 2004 by and between Diedrich Coffee, Inc. and Sequoia Enterprises, L.P.

10.2	Severance and Consultant Agreement and General Release dated as of July 10, 2007 by and between Diedrich Coffee, Inc. and Matthew C. McGuinness. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective September 11, 1996.

(6)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2007	DIEDRICH COFFEE, INC.

/s/ Stephen V. Coffey
Stephen V. Coffey
Chief Executive Officer (On behalf of the registrant)

/s/ Sean M. McCarthy
Sean M. McCarthy
Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 1 to Contingent Convertible Note Purchase Agreement dated as of June 30, 2004 by and between Diedrich Coffee, Inc. and Sequoia Enterprises, L.P.

10.2	Severance and Consultant Agreement and General Release dated as of July 10, 2007 by and between Diedrich Coffee, Inc. and Matthew C. McGuinness.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002