Form 10-Q
period 2007-12-12
DIEDRICH COFFEE INC
filed 2008-01-28
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 12, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 23, 2008, there were 5,468,316 shares of common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 12, 2007	June 27, 2007
	(Unaudited)
Assets
Current assets:
Cash	$1,963,000	$6,873,000
Restricted cash and short term investments	623,000	669,000
Accounts receivable, less allowance for doubtful accounts of $424,000 at December 12, 2007 and $163,000 at June 27, 2007	6,600,000	4,069,000
Inventories	4,207,000	4,323,000
Income tax refund receivable	533,000	533,000
Current portion of notes receivable, less allowance of $148,000 at December 12, 2007 and $63,000 at June 27, 2007	1,046,000	1,031,000
Advertising funds, restricted	53,000	339,000
Prepaid expenses	570,000	252,000

Total current assets	15,595,000	18,089,000
Property and equipment, net	6,395,000	4,437,000
Goodwill	6,832,000	6,832,000
Notes receivable, less allowance of $75,000 at December 12, 2007 and June 27, 2007	3,032,000	3,386,000
Cash surrender value of life insurance policy	657,000	430,000
Other assets	153,000	159,000

Total assets	$32,664,000	$33,333,000

Liabilities and Stockholders’ Equity
Current liabilities:
Liabilities of discontinued operations	$126,000	$125,000
Accounts payable	5,052,000	3,814,000
Accrued compensation	1,622,000	2,052,000
Accrued expenses	1,182,000	1,725,000
Franchisee deposits	692,000	674,000
Deferred franchise fee income	57,000	82,000
Advertising fund liabilities	321,000	339,000
Accrued provision for store closure	868,000	686,000

Total current liabilities	9,920,000	9,497,000
Income tax liabilities	245,000	—
Deferred rent	201,000	216,000
Deferred compensation	715,000	468,000

Total liabilities	11,081,000	10,181,000

Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,448,000 shares at December 12, 2007 and June 27, 2007	54,000	54,000
Additional paid-in capital	59,776,000	59,671,000
Accumulated deficit	(38,247,000)	(36,573,000)

Total stockholders’ equity	21,583,000	23,152,000

Total liabilities and stockholders’ equity	$32,664,000	$33,333,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended December 12, 2007	Twelve Weeks Ended December 13, 2006	Twenty-Four Weeks Ended December 12, 2007	Twenty-Four Weeks Ended December 13, 2006
Net revenue:
Wholesale and other	$10,370,000	$7,339,000	$16,834,000	$12,459,000
Franchise revenue	803,000	990,000	1,432,000	1,758,000
Retail sales	1,275,000	1,256,000	2,342,000	2,200,000

Total net revenue	12,448,000	9,585,000	20,608,000	16,417,000

Costs and expenses:
Cost of sales and related occupancy costs (exclusive of depreciation shown separately below)	9,362,000	6,195,000	15,334,000	10,472,000
Operating expenses	2,346,000	2,274,000	4,578,000	4,195,000
Depreciation and amortization	280,000	241,000	532,000	500,000
General and administrative expenses	1,694,000	1,730,000	3,149,000	3,402,000
(Gain) loss on asset disposals	(6,000)	1,000	(7,000)	(11,000)
Asset impairment	—	338,000	—	338,000

Total costs and expenses	13,676,000	10,779,000	23,586,000	18,896,000

Operating loss from continuing operations	(1,228,000)	(1,194,000)	(2,978,000)	(2,479,000)
Interest expense	(12,000)	(62,000)	(23,000)	(88,000)
Interest and other income, net	81,000	92,000	265,000	183,000

Loss from continuing operations before income tax benefit	(1,159,000)	(1,164,000)	(2,736,000)	(2,384,000)
Income tax benefit	—	—	540,000	—

Net loss from continuing operations	(1,159,000)	(1,164,000)	(2,196,000)	(2,384,000)
Discontinued operations:
Loss from discontinued operations, net of tax expense of $0	—	(965,000)	—	(1,391,000)
Gain on sale of discontinued operations, net of tax expense of $507,000	—	—	767,000	—

Net loss	$(1,159,000)	$(2,129,000)	$(1,429,000)	$(3,775,000)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.21)	$(0.22)	$(0.40)	$(0.45)

Income (loss) from discontinued operations, net	$—	$(0.18)	$0.14	$(0.26)

Net loss	$(0.21)	$(0.40)	$(0.26)	$(0.71)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,448,000	5,362,000	5,448,000	5,335,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-four Weeks Ended December 12, 2007	Twenty-four Weeks Ended December 13, 2006
Cash flows from operating activities:
Net loss	$(1,429,000)	$(3,775,000)
Loss from discontinued operations	—	1,391,000
Gain on sale of discontinued operations, net	(767,000)	—

Loss from continuing operations:	(2,196,000)	(2,384,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532,000	500,000
Amortization and write off of loan fees	—	18,000
Provision for bad debt	229,000	25,000
Income tax benefit	(540,000)	—
Provision for inventory obsolescence	2,000	29,000
Provision for asset impairment and restructuring	—	339,000
Provision for store closure	352,000	455,000
Stock compensation expense	106,000	162,000
Notes receivable issued	(138,000)	(89,000)
Gain on disposal of assets	(8,000)	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,760,000)	(2,199,000)
Inventories	114,000	506,000
Prepaid expenses	(318,000)	(591,000)
Notes Receivable	(67,000)	(168,000)
Other assets	46,000	(105,000)
Accounts payable	1,238,000	1,172,000
Accrued compensation	(183,000)	(73,000)
Accrued expenses	(509,000)	281,000
Deferred franchise fee income and franchisee deposits	(7,000)	(42,000)
Accrued provision for store closure	(133,000)	(53,000)
Deferred rent	(15,000)	—

Net cash used in continuing operations	(4,255,000)	(2,227,000)
Net cash used in discontinued operations	(36,000)	(614,000)

Net cash used in operating activities	(4,291,000)	(2,841,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(2,490,000)	(689,000)
Proceeds from disposal of property and equipment	7,000	12,000
Payments received on notes receivable	544,000	624,000
Net investment in restricted money market account	46,000	(78,000)

Net cash used in investing activities of continuing operations	(1,893,000)	(131,000)
Net cash used in discontinued operations	—	(16,000)
Proceeds from sale of discontinued operations, net	1,274,000	—

Net cash used in investing activities	(619,000)	(147,000)

Cash flows from financing activities:
Exercise of stock options	—	341,000
Borrowings under credit agreement	—	2,000,000
Payments on long-term debt	—	(139,000)

Net cash provided by financing activities of continuing operations	—	2,202,000
Net cash used in financing activities of discontinued operations	—	(9,000)

Net cash provided by financing activities	—	2,193,000

Net decrease in cash	(4,910,000)	(795,000)
Cash at beginning of year	6,873,000	2,593,000

Cash at end of period	$1,963,000	$1,798,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Value of common stock warrants recorded as debt discount	$—	$25,000

Interest	$25,000	$16,000

Income taxes	$—	$58,000

Non-cash transactions:
Issuance of notes receivable	$138,000	$89,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 12, 2007

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

Discontinued Operations

During the year ended June 27, 2007, the Company sold leaseholds and related assets of 32 stores to Starbucks Corporation and seven stores to other third parties.

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on June 28, 2007.

Upon adoption of FIN 48, the Company analyzed its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. At the adoption date of June 28, 2007, the Company had $200,000 of unrecognized tax benefits. The Company recorded a cumulative effect adjustment related to the adoption of FIN 48 of approximately $245,000 including interest and penalties, which was accounted for as an adjustment to the beginning balance of accumulated deficit on the condensed consolidated balance sheet. The $200,000 of unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. There were no significant changes in unrecognized tax benefits as of the quarter ended December 12, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal tax examinations for tax years ended prior to 1999 and for state tax examinations for tax years ended prior to 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the gross amount of interest and penalties included in the $245,000 of unrecognized tax benefits noted above is approximately $45,000. As of December 12, 2007, there was no significant change in accrued interest and penalties related to unrecognized tax benefits.

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

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 12, 2007	December 13, 2006	December 12, 2007	December 13, 2006
Risk free interest rate	4.00%	4.81%	4.00% – 4.91%	4.81% –5.29%
Expected life	2 years	2 years	2 years	2 years
Expected volatility	59%	64%	59% – 63%	55% – 64%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	9.38%	6.32%	5.45% – 9.38%	5.02% – 6.32%

A summary of option activity under our stock option plans for the twelve weeks ended December 12, 2007 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 27, 2007	555,000	$4.76
Plus options granted	67,000	3.59
Less:
Options canceled or expired	(85,000)	6.35

Options outstanding at December 12, 2007	537,000	4.36	5.6	$25,000

Options exercisable at December 12, 2007	424,000	$4.52	4.5	$25,000

Stock-based compensation expense included in the statement of operations for the twelve weeks ended December 12, 2007 was approximately $54,000 and for the twenty-four weeks ended December 12, 2007 was approximately $106,000. Stock-based compensation expense included in the statement of operations for the twelve weeks ended December 13, 2006 was approximately $95,000 and for the twenty-four weeks ended December 13, 2006 was approximately $162,000. As of December 12, 2007, there was approximately $137,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.0 years. Approximately 21,000 options vested during the twenty-four weeks ended December 12, 2007.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 11.

Reclassifications

Certain reclassifications have been made to the previously reported condensed consolidated financial statements to conform to the December 12, 2007 presentation.

2.	ACCOUNTS RECEIVABLE

During the twenty-four weeks ended December 12, 2007, the Company provided for $261,000 of additional allowance for doubtful accounts of which $204,000 resulted from charges for franchise rent and related receivables with the balance of $57,000 from wholesale accounts. No amounts were written off during the twenty-four weeks ended December 12, 2007.

The following table details the components of net accounts receivable:

	December 12, 2007	June 27, 2007
Wholesale receivables	$5,973,000	$3,591,000
Allowance for wholesale receivables	(136,000)	(79,000)

	5,837,000	3,512,000

Franchise and other receivables	1,051,000	641,000
Allowance for franchise and other receivables	(288,000)	(84,000)

	763,000	557,000

Total accounts receivable, net	$6,600,000	$4,069,000

3.	INVENTORIES

Inventories consist of the following:

	December 12, 2007	June 27, 2007
Unroasted coffee	$2,076,000	$2,101,000
Roasted coffee	933,000	962,000
Accessory and specialty items	153,000	99,000
Other food, beverage and supplies	1,045,000	1,161,000

Total inventory	$4,207,000	$4,323,000

4.	NOTES RECEIVABLE

Notes receivable consist of the following:

	December 12, 2007	June 27, 2007
Notes receivable bearing interest at rates from 0% to 8.0%, payable in monthly installments varying between $115 and $10,000 and due on various dates through August 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. Amounts are net of allowance of $223,000 and $138,000, respectively	$173,000	$164,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2008 and January 31, 2011	3,905,000	4,253,000
Less: current portion of notes receivable	(1,046,000)	(1,031,000)

Long-term portion of notes receivable	$3,032,000	$3,386,000

5.	ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

The following table details the components of accrued provision for store closure:

	Beginning Balance	Amounts Charged to Expense	Adjustments	Cash Payments	Ending Balance
Fiscal Year ended June 27, 2007	$401,000	$1,051,000	$—	$(641,000)	$811,000
Twenty-four Weeks ended December 12, 2007	$811,000	$343,000	$9,000	$(169,000)	$994,000

Of the $811,000 reserve balance for store closures at June 27, 2007, $686,000 and $125,000 are reserved for continuing operations and discontinued operations, respectively. For the twenty-four weeks ended December 12, 2007, $343,000 was charged to costs of sales and related occupancy costs. Of the $994,000 reserve balance for store closures at December 12, 2007, $868,000 and $126,000 are reserved for continuing operations and discontinued operations, respectively.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share from continuing operations:

	Twelve Weeks Ended December 12, 2007	Twelve Weeks Ended December 13, 2006	Twenty-Four Weeks Ended December 12, 2007	Twenty-Four Weeks Ended December 13, 2006
Numerator:
Net loss from continuing operations	$(1,159,000)	$(1,164,000)	$(2,196,000)	$(2,384,000)

Denominator:
Basic weighted average shares outstanding	5,448,000	5,362,000	5,448,000	5,335,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,448,000	5,362,000	5,448,000	5,335,000

Basic and diluted net loss per share from continuing operations	$(0.21)	$(0.22)	$(0.40)	$(0.45)

For the quarters ended December 12, 2007 and December 13, 2006, employee stock options of approximately 537,000, and 674,000, respectively, and warrants of 500,000 for each year, were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. Approximately 1,275,000 stock purchase warrants outstanding at December 12, 2007 and approximately 994,000 stock purchase warrants outstanding at December 13, 2006, pursuant to terms of the Contingent Convertible Note Purchase Agreement (as discussed in Note 9) were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Weeks Ended December 12, 2007	Twelve Weeks Ended December 13, 2006	Twenty-Four Weeks Ended December 12, 2007	Twenty-Four Weeks Ended December 13, 2006
Numerator:
Net loss	$(1,159,000)	$(2,129,000)	$(1,429,000)	$(3,775,000)

Denominator:
Basic weighted average shares outstanding	5,448,000	5,362,000	5,448,000	5,335,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,448,000	5,362,000	5,448,000	5,335,000

Basic and diluted net loss per share	$(0.21)	$(0.40)	$(0.26)	$(0.71)

7.	SEGMENT AND RELATED INFORMATION

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

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 12, 2007	December 13, 2006	December 12, 2007	December 13, 2006
Net revenue:
Wholesale	$10,370,000	$7,339,000	$16,834,000	$12,459,000
Franchise	803,000	990,000	1,432,000	1,758,000
Retail	1,275,000	1,256,000	2,342,000	2,200,000

Total net revenue	$12,448,000	$9,585,000	$20,608,000	$16,417,000

Interest expense:
Wholesale	$—	$—	$—	$—
Franchise	—	—	—	—
Corporate	12,000	62,000	23,000	88,000

Total interest expense	$12,000	$62,000	$23,000	$88,000

Depreciation and amortization:
Wholesale	$176,000	$119,000	$320,000	$231,000
Retail	30,000	59,000	59,000	137,000
Corporate	74,000	63,000	153,000	132,000

Total depreciation and amortization	$280,000	$241,000	$532,000	$500,000

Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$827,000	$1,177,000	$993,000	$1,773,000
Franchise	(510,000)	66,000	(900,000)	(55,000)
Retail	216,000	(640,000)	229,000	(674,000)
Corporate	(1,692,000)	(1,767,000)	(3,058,000)	(3,428,000)

Total segment loss from continuing operations before income tax provision	$(1,159,000)	$(1,164,000)	$(2,736,000)	$(2,384,000)

	December 12, 2007	June 27, 2007
Identifiable assets:
Wholesale	$14,688,000	$10,711,000
Franchise	1,318,000	1,300,000
Retail	657,000	418,000
Corporate	9,169,000	14,072,000

Tangible assets	25,832,000	26,501,000
Goodwill – Wholesale	6,311,000	6,311,000
Goodwill – Franchise	521,000	521,000

Total assets	$32,664,000	$33,333,000

8.	LEASE CONTINGENCIES

In addition to corporate office, warehouse and store leases, the Company is liable on the master real property leases for 60 franchise locations. Under the Company’s historical franchising business model, the Company executed the master lease for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making payments under the master lease. The Company’s maximum theoretical future exposure at December 12, 2007, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $15,715,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents and related payables.

9.	OUTSTANDING FINANCING ARRANGEMENTS AND RESTRICTED CASH

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of December 12, 2007, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. A total of 1,270,738 warrants are issuable upon a change in control for previous debt repayments under this facility. The Company has issued 4,219 warrants as of December 12, 2007. As of December 12, 2007, the Company had no amounts outstanding under the facility and $5,000,000 available for borrowing.

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

On November 4, 2005, the Company entered into a Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2008. The letter of credit facility is secured by a deposit account at Bank of the West. As of December 12, 2007, this deposit account had a balance of $623,000, which is shown as restricted cash on the condensed consolidated balance sheets. As of December 12, 2007, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of December 12, 2007, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of December 12, 2007, the Company was in compliance with all agreement covenants as amended by Amendment No 2.

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

During the year ended June 27, 2007, the Company sold leaseholds and related assets of 32 stores to Starbucks Corporation and seven stores to other third parties.

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

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 12, 2007	December 13, 2006	December 12, 2007	December 13, 2006
Net revenue	$—	$6,470,000	$—	$13,043,000

Loss from discontinued operations, net of $0 income taxes	$—	$(965,000)	$—	$(1,391,000)
Gain on sale of discontinued operations, net of tax expense of $507,000	—	—	767,000	—

Income (loss) from discontinued operations, net	$—	$(965,000)	$767,000	$(1,391,000)

11.	EMPLOYEE BENEFITS

401(k) Plan

The Company maintains a 401(k) Salary Deferral Plan (the “401(k) Plan”) for eligible employees. Employer matching contributions relating to the 401(k) Plan totaled $11,000 for each of the twelve weeks ended December 12, 2007 and December 13, 2006 and $21,000 and $24,000 for the twenty-four weeks ended December 12, 2007 and December 13, 2006, respectively.

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, plan participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a plan participant will be credited to the plan participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts for the twenty-four weeks ended December 12, 2007 and December 13, 2006.

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

The Company has purchased a COLI contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of December 12, 2007 was $657,000 as shown in the accompanying condensed consolidated balance sheets. Total life insurance policy death benefits payable was $15,099,000 at December 12, 2007.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and twenty-four weeks ended December 12, 2007 to the results for the twelve and twenty-four weeks ended December 13, 2006, respectively.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of December 12, 2007. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

We also sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company operated and franchised retail locations. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees. As of December 12, 2007, we owned and operated 5 retail locations and franchised 136 other retail locations under the brands described above, for a total of 141 retail coffee outlets. Although the retail specialty coffee industry is presently dominated by a single company, which operates over ten thousand domestic retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $57 million. System-wide revenues include sales from company operated and franchise locations. Our retail units are located in 30 states.

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2007 and fiscal 2008 through the twenty-four weeks ended December 12, 2007, is set forth below:

	Units at June 28, 2006	Opened	Closed/ Sold (A)	Net transfers between the Company and Franchise (B)	Units at June 27, 2007	Opened	Closed	Units at December 12, 2007
Gloria Jean’s Brand
Company Operated	5	—	(1)	2	6	—	(2)	4
Franchise	139	13	(14)	(2)	136	2	(9)	129

Subtotal Gloria Jean’s	144	13	(15)	—	142	2	(11)	133

Diedrich Coffee Brand
Company Operated	26	—	(23)	—	3	—	(2)	1
Franchise – Domestic	8	—	(4)	—	4	—	(1)	3

Subtotal Diedrich	34	—	(27)	—	7	—	(3)	4

Coffee People Brand
Company Operated	21	—	(18)	(3)	—	—	—	—
Franchise – Domestic	1	—	—	3	4	—	—	4

Subtotal Coffee People	22	—	(18)	—	4	—	—	4

Total	200	13	(60)	—	153	2	(14)	141

(A)	During fiscal 2007, the Company sold 32 retail stores to Starbucks Corporation and seven stores to other third parties.

(B)	Two Company operated Gloria Jean’s and three Company operated Coffee People coffeehouses were sold to franchisees during fiscal year 2007.

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

RESULTS OF OPERATIONS

Twelve weeks ended December 12, 2007 compared with the twelve weeks ended December 13, 2006

Total Revenue. Total revenue for the twelve weeks ended December 12, 2007 increased by $2,863,000, or 29.9%, to $12,448,000 from $9,585,000 for the twelve weeks ended December 13, 2006. This result was the net effect of a 41.3% increase in wholesale revenue, a 1.5% increase in retail sales, offset by a 18.9% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended December 12, 2007 increased by $3,031,000, or 41.3%, to $10,370,000 from $7,339,000 for the twelve weeks ended December 13, 2006. Wholesale sales to OCS and foodservice customers for the twelve weeks ended December 12, 2007 increased by $3,553,000, or 68.5%, to $8,738,000 from $5,185,000 for the twelve weeks ended December 13, 2006 led by a 79.6%, or $3,474,000, net increase in Keurig “K-cup” sales. Sales of roasted coffee to our franchisees decreased $522,000, or 24.2%, for the twelve weeks ended December 12, 2007 as compared to the twelve weeks ended December 13, 2006.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $187,000, or 18.9%, to $803,000 for the twelve weeks ended December 12, 2007 from $990,000 for the twelve weeks ended December 13, 2006. Of the decrease in domestic franchise revenue, $146,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 8.6% for the Gloria Jean’s brand in the current quarter compared to the prior year same quarter. The balance of the decrease of $41,000 was due to fewer new franchise store openings and renewal fees compared to the prior year same quarter.

Retail Sales. Retail sales for the twelve weeks ended December 12, 2007 increased by $19,000, or 1.5%, to $1,275,000 from $1,256,000 for the prior year period. The increase in retail sales during the current quarter was primarily due to an increase in sales from our internet website by $142,000, or 45.1%, to $457,000 for the twelve weeks ended December 12, 2007 from $315,000 for the twelve weeks ended December 13, 2006. The increase in internet website sales was offset by a decrease in sales at our retail stores of $123,000, or 13.1%, which resulted from a decrease in same store sales for Gloria Jean’s company stores of 9.7% partially offset by an increase in same store sales for Diedrich Coffee Company stores of 7.4% compared to the prior year quarter.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended December 12, 2007 increased $3,167,000, or 51.1%, to $9,362,000 from $6,195,000 in the prior year quarter. As a percentage of total revenue, cost of sales and related occupancy increased from 64.6% for the twelve weeks ended December 13, 2006 to 75.2% in the current fiscal quarter. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 72.1% for the twelve weeks ended December 13, 2006 to 80.4% for the twelve weeks ended December 12, 2007. Retail cost of sales increased from 35.6% to 36.3% in the current fiscal quarter whereas wholesale cost of sales increased from 71.2% to 81.9% of wholesale sales in the current fiscal quarter due to a higher percentage of higher cost Keurig business over the prior year period. Wholesale sales that carry a higher cost of goods sold than retail sales, also slightly increased as a percentage of the retail and wholesale sales mix from 85.4% to 89.1%. Occupancy costs for the twelve weeks ended December 12, 2007 decreased $113,000, to $407,000 from $520,000 in the prior year period primarily due to a decrease retail rent associated with closed stores and offset by an increase in franchise rent expense associated with closed store reserve adjustments associated with the Gloria Jean’s brand.

Operating Expenses. Total operating expenses for the twelve weeks ended December 12, 2007 increased $72,000 and as a percentage of retail and wholesale sales, decreased from 26.5% of retail and wholesale sales to 20.1% for the twelve weeks ended December 12, 2007. The increase in operating costs primarily resulted from an increase in wholesale of $57,000 and franchise of $97,000 which was partially offset by a decrease in retail operating expense of $82,000. The increase in wholesale costs of $57,000 resulted primarily from increases in compensation, equipment costs, travel and other overhead costs of $133,000 and was offset by a decrease in allowances for doubtful accounts of $76,000. The decrease in retail operating costs of $82,000 resulted primarily from a $127,000 net decrease in costs associated with fewer retail stores and was partially offset by an increase of $45,000 in marketing and labor costs associated with our internet business. Of the $97,000 increase in franchise costs, $79,000 related to an increase in allowance for doubtful accounts and $76,000 related to an increase in compensation costs which was partially offset by decreases in legal, consulting, and other of $58,000.

Depreciation and Amortization. Depreciation increased slightly by $39,000 to $280,000 for the twelve weeks ended December 12, 2007 as compared to $241,000 for the twelve weeks ended December 13, 2006.

General and Administrative Expenses. Our general and administrative expenses decreased by $36,000, or 2.1%, to $1,694,000 for the twelve weeks ended December 12, 2007 compared to $1,730,000 for the twelve weeks ended December 13, 2006. As a percentage of total revenue, general and administrative expenses decreased from 18.0% for the twelve weeks ended December 13, 2006 to 13.6% for the twelve weeks ended December 12, 2007 due primarily as a result of a decrease in compensation, benefits, stock option and bonus costs of $258,000 and offset by increases in legal, consulting, outside services and other of $222,000.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $69,000 in the twelve weeks ended December 12, 2007 compared to $30,000 in the twelve weeks ended December 13, 2006. This change was primarily the result of a decrease in interest expense due to a decrease in outstanding loans compared to the prior year same period.

Income Tax Benefit. We had losses from continuing operations for the twelve weeks ended December 12, 2007 and December 13, 2006. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the income tax benefit generated by the loss from continuing operations was $0 for the twelve weeks ended December 12, 2007.

Results of Discontinued Operations—Retail As a result of the sale and closure of certain retail stores during the previous fiscal year, the results from this component of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144. For the twelve weeks ended December 13, 2006, loss on discontinued operations was $965,000, net of $0 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

Twenty-four weeks ended December 12, 2007 compared with the twenty-four weeks ended December 13, 2006

Total Revenue. Total revenue for the twenty-four weeks ended December 12, 2007 increased by $4,191,000, or 25.5%, to $20,608,000 from $16,417,000 for the twenty-four weeks ended December 13, 2006. This result was the net effect of a 35.1% increase in wholesale revenue, a 6.5% increase in retail sales, offset by a 18.5% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twenty-four weeks ended December 12, 2007 increased by $4,375,000, or 35.1%, to $16,834,000 from $12,459,000 for the twenty-four weeks ended December 13, 2006. Wholesale sales to OCS and foodservice customers for the twenty-four weeks ended December 12, 2007 increased by $5,003,000, or 54.1%, to $14,254,000 from $9,251,000 for the twenty-four weeks ended December 13, 2006 led by a 64.3%, or $4,968,000 net increase in Keurig “K-cup” sales. Sales of roasted coffee to our franchisees decreased $628,000, or 19.6%, for the twenty-four weeks ended December 12, 2007 as compared to the twenty-four weeks ended December 13, 2006.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $326,000, or 18.5%, to $1,432,000 for the twenty-four weeks ended December 12, 2007 from $1,758,000 for the twenty-four weeks ended December 13, 2006. Of the decrease in domestic franchise revenue, $224,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 7.5% for the Gloria Jean’s brand for the twenty-four weeks ended December 12, 2007 compared to the twenty-four weeks ended December 13, 2006. The balance of the decrease of $102,000 was due to fewer new franchise store openings and renewal fees compared to the prior year same quarter.

Retail Sales. Retail sales for the twenty-four weeks ended December 12, 2007 increased by $142,000, or 6.5%, to $2,342,000 from $2,200,000 for the prior year period. The increase in retail sales was primarily due to an increase in sales from our internet website by $227,000, or 43.7%, to $746,000 for the twenty-four weeks ended December 12, 2007 from $519,000 for the twenty-four weeks ended December 13, 2006. This increase in internet website sales was offset by a decrease in sales at our retail stores of $86,000, or 5.1%, and resulted from a decrease in same store sales for Gloria Jean’s company stores of 8.8% partially offset by an increase in same store sales for Diedrich Coffee Company stores of 6.6% compared to the prior year quarter same period.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twenty-four weeks ended December 12, 2007 increased $4,862,000, or 46.4%, to $15,334,000 from $10,472,000 in the prior year period. As a percentage of total revenue, cost of sales and related occupancy increased from 63.8% for the twenty-four weeks ended December 13, 2006 to 74.4% in the current fiscal quarter. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 71.4% for the twenty-four weeks ended December 13, 2006 to 80.0% for the twenty-four weeks ended December 12, 2007. Retail cost of sales increased from 35.7% to 36.8% in the current fiscal quarter whereas wholesale cost of sales increased from 72.3% to 81.4% of wholesale sales in the current fiscal quarter due to a higher percentage of higher cost Keurig business over the prior year period. Wholesale sales that carry a higher cost of goods sold than retail sales, also slightly increased as a percentage of the retail and wholesale sales mix from 85.0% to 87.8%. Occupancy costs for the twenty-four weeks ended December 12, 2007 increased $91,000, to $768,000 from $677,000 in the prior year period primarily due to an increase in franchise rent expense associated with closed stores.

Operating Expenses. Total operating expenses for the twenty-four weeks ended December 12, 2007 increased $383,000 and as a percentage of retail and wholesale sales, decreased from 28.6% of retail and wholesale sales to 23.9% for the twenty-four weeks ended December 12, 2007. The increase in operating costs primarily resulted from an increase in wholesale of $375,000 and franchise of $33,000 which was partially offset by a decrease in retail operating expense of $25,000. The increase in wholesale costs of $375,000 resulted primarily from increases in compensation, equipment costs, travel, allowances for doubtful accounts and other overhead costs. The decrease in retail operating costs of $25,000 resulted primarily from a $102,000 net decrease in costs associated with fewer retail stores and was partially offset by an increase of $77,000 in marketing and labor costs associated with our internet business. Franchise operating expense increased by $33,000 and primarily resulted from an increase in allowance for doubtful accounts of $170,000 and salaries and related of $51,000 and was partially offset by a decrease in legal, consulting, and outside services of $139,000 along with decreases marketing and other costs of $49,000.

Depreciation and Amortization. Depreciation remained relatively flat with a slight increase of $32,000 to $532,000 for the twenty-four weeks ended December 12, 2007 as compared to $500,000 for the twenty-four weeks ended December 13, 2006.

General and Administrative Expenses. Our general and administrative expenses decreased by $253,000, or 7.4%, to $3,149,000 for the twenty-four weeks ended December 12, 2007 compared to $3,402,000 for the twenty-four weeks ended December 13, 2006. As a percentage of total revenue, general and administrative expenses decreased from 20.7% for the twenty-four weeks ended December 13, 2006 to 15.3% for the twenty-four weeks ended December 12, 2007 due primarily as a result of a decrease in compensation, benefits, stock option, and bonus costs of $479,000, which was offset by increases in legal, consulting, outside services and other of $226,000.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $242,000 in the twenty-four weeks ended December 12, 2007 compared to $95,000 in the twenty-four weeks ended December 13, 2006. This change was the result of a decrease in interest expense along with an increase in interest income due to an increase in invested cash compared to the prior year same period.

Income Tax Benefit. We had losses from continuing operations for the twenty-four weeks ended December 12, 2007 and December 13, 2006. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the income tax benefit generated by the loss from continuing operations was $540,000 for the twenty-four weeks ended December 12, 2007. As of December 12, 2007 net operating loss carryforwards of approximately $9,181,000 and $7,806,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail As a result of the sale and closure of certain retail stores during the previous fiscal year, the results from this component of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144. During the first fiscal quarter, the Company received proceeds from escrow of $1,274,000 as part of the transaction with Starbucks in fiscal 2007. For the twenty-four weeks ended December 12, 2007, gain on sale of discontinued operations was $767,000, net of $507,000 in taxes. Loss from discontinued operations for the twenty-four weeks ended December 13, 2006, was $1,391,000 net of $0 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At December 12, 2007, we had working capital of $5,675,000, long term tax liabilities, deferred rent and deferred compensation of $1,161,000 and $21,583,000 of stockholders’ equity, compared to working capital of $8,592,000, total deferred rent and deferred compensation of $684,000 and $23,152,000 of stockholders’ equity at June 27, 2007. The decrease in working capital of $2,917,000 in the current fiscal quarter resulted primarily from net losses from continuing operations of $2,196,000 for the twenty-four weeks ended December 12, 2007. Available credit under our credit agreements was $5,000,000 as of December 12, 2007 and June 27, 2007.

The accounts receivable balance of $6,600,000 as of December 12, 2007 increased $2,531,000 from the June 27, 2007 balance of $4,069,000. This increase is due primarily to an increase in our wholesale sales receivables with wholesale revenue increasing over 35.0% for the twenty-four weeks ended December 12, 2007 compared to the prior year period. The accounts payable balance of $5,052,000 as of December 12, 2007 increased $1,238,000 from the June 27, 2007 balance of $3,814,000. This increase in accounts payable for the current quarter compared to the balance at June 27, 2007 is primarily attributable to the increase in Keurig royalties and green coffee and raw material purchases resulting from increases in the Company’s wholesale revenue with the second quarter being traditionally higher than other fiscal quarters of the Company’s fiscal year.

Cash Flows. Net cash used in operating activities for the twenty-four weeks ended December 12, 2007 totaled $4,291,000 as compared with $2,841,000 cash used in operating activities for the twenty-four weeks ended December 13, 2006. The Company has incurred losses from continuing operations of $2,196,000, and $2,384,000 for the twenty-four weeks ended December 12, 2007 and December 13, 2006, respectively. Net cash used in continuing operations of $4,255,000 and $2,227,000 for the twenty-four weeks ended December 12, 2007 and December 13, 2006, respectively, resulted primarily from increases in accounts receivable which was attributable to working capital needs from a more than 35.0% and 32.0% increase in wholesale revenue over the prior year same periods.

Net cash used in investing activities for the twenty-four weeks ended December 12, 2007 totaled $619,000 as compared with net cash used of $147,000 for the twenty-four weeks ended December 13, 2006. During the twenty-four weeks ended December 12, 2007, a total of $2,490,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of

$1,862,000, wholesale of $217,000, retail stores of $198,000, and our home office facility $213,000. These expenditures were offset by $544,000 of payments received on notes receivable and $1,274,000 of proceeds from escrow fund resulting from the sale of retail stores to Starbucks in the prior year. Net cash used in investing activities of $147,000 for the twenty-four weeks ended December 13, 2006 was primarily attributable to $689,000 of investments in property and equipment, investments in restricted cash of $78,000 and primarily offset by payments received on notes receivable of $624,000.

There were no financing activities for the twenty-four weeks ended December 12, 2007 compared to $2,193,000 of cash provided by financing activities for the twenty-four weeks ended December 13, 2006. Cash provided by financing activities during the twenty-four weeks ended December 13, 2006, were primarily attributed to $2,000,000 in borrowings under our contingent convertible note purchase agreement along with $341,000 in proceeds from the exercise of stock options.

Outstanding Debt and Financing Arrangements. On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us to, at our election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants among others that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of December 12, 2007, we were in compliance with all the covenants in the agreement. Notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase our common stock will be issued only upon a change in control. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. A total of 1,270,738 warrants are issuable upon a change in control for previous debt repayments under this facility. We have issued 4,219 warrants as of December 12, 2007. As of December 12, 2007, the Company had no amounts outstanding under the facility and $5,000,000 available for borrowing.

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

On November 4, 2005, we entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2008. The letter of credit facility is secured by a deposit account at Bank of the West. As of December 12, 2007, this deposit account had a balance of $623,000, which is shown as restricted cash and short term investments on the consolidated balance sheets. As of December 12, 2007, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of December 12, 2007, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, we entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase our common stock will be issued with respect to repaid principal amounts only upon a change in control; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009 which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of December 12, 2007, the Company was in compliance with all agreement covenants as amended by Amendment No. 2.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of December 12, 2007:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Company operated retail locations and other operating leases	$8,469	$2,213	$3,255	$1,276	$1,725
Franchise operated retail locations operating leases	15,715	3,103	5,076	3,734	3,802
Green coffee commitments	2,105	2,105	—	—	—

	$26,289	$7,421	$8,331	$5,010	$5,527

As of December 12, 2007, there were no employment agreements with our officers that provide for severance payments in the event that these individuals are terminated by us without cause or they terminate their employment as a result of a constructive termination. In addition, pursuant to an engagement agreement with Stephen V. Coffey, our chief executive officer, a one-time bonus is payable at the end of Mr. Coffey’s engagement, which will be paid in the form of stock (60%) and cash (40%) in an aggregate amount equal to 5.0% of the appreciation of our total market capitalization during the term of the engagement (as measured by the increase in our stock price). In addition, if we are acquired by any person, other than a current affiliate, within 12 months of the termination date of the engagement, and the per share consideration paid in connection with the acquisition multiplied by the then-outstanding shares of capital stock is greater than the market capitalization at the end of the engagement, Mr. Coffey’s management company will receive an additional bonus equal to 5.0% of the difference of the disposition value less the termination market capitalization. Because these amounts are contingent, they have not been included in the table above. As of December 12, 2007, no amounts have been accrued under the agreement with Mr. Coffey since there has been no appreciation in our total market capitalization as defined in this agreement.

As reflected in the table above, we have obligations under non-cancelable operating leases for our coffeehouses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 60 franchise locations. Under our historical franchising business model, we executed the master lease for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for making payments under the master lease. Our maximum theoretical future exposure at December 12, 2007, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $15,715,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents and related payables.

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

The most significant assumptions in our analysis are those used when we estimate a unit’s future cash flows. We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information. If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated. With the sale or closure of all but five of our Company-owned stores this has become less significant in the current year.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the segments may ultimately prove to be significantly higher or lower, thereby causing the carrying value to be less than or to exceed the fair value and indicating impairment has or has not occurred. If our assumptions are incorrect, the carrying value of our goodwill may be understated or overstated. Our annual impairment measurement date is our fiscal year end. No conditions exist at December 12, 2007 indicating that that goodwill is impaired.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of December 12, 2007, our net deferred tax assets and related valuation allowance totaled approximately $5,663,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding debt. At December 12, 2007, we had no amounts outstanding under our $5,000,000 loan facility. Should we incur debt on this facility, we could be affected by changes in short term interest rates. Our borrowing rate on our loan facility is based on a three-month LIBOR plus 5.30% (5.06% at December 12, 2007). During the second fiscal quarter, three month LIBOR rates ranged from 4.86% to 5.25%

Commodity Price Risk. Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. As of December 12, 2007, we had commitments to purchase coffee totaling $2,105,000 for 1,219,000 pounds of green coffee, the majority of which commitments were fixed as to price. The coffee scheduled to be delivered to us over the next twelve months pursuant to these commitments will satisfy approximately 21% of our anticipated green coffee requirements. Most of these commitments are for fiscal year 2008. Assuming we require approximately 4,684,000 additional pounds of green coffee during the next twelve months for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $47,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers independent of the commodities market we believe that the commodity market price for green coffee, in general, would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

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

The Company held its annual stockholder meeting on December 11, 2007 at which time stockholders were asked to vote on the election of directors and the ratification of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 25, 2008.

Election of Directors

The stockholders elected all of the director nominees named in the proxy statement. The votes cast for each nominee and the votes withheld with respect to each nominee are set forth below:

Director Nominee	Votes For	Votes Withheld
Paul C. Heeschen	4,868,602	209,678
Greg D. Palmer	4,904,197	174,083
J. Russell Phillips	4,904,148	174,132
Timothy J. Ryan	4,691,589	386,691

Ratification of Auditors

The stockholders ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 25, 2008. The votes were cast as follows:

FOR	AGAINST	ABSTAIN
5,066,549	9,097	2,634

Item 5.	Other Information.

None

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Bylaws of Diedrich Coffee, Inc. (3)

4.1	Specimen Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001(2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

10.1	Severance and Consultant Agreement and General Release dated as of November 21, 2007 by and between Diedrich Coffee, Inc. and Pamela J. Britton * (8)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 23, 1996.

(6)	Previously filed as Annex B to Diedrich Coffee’s Definitive proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 28, 2008	DIEDRICH COFFEE, INC.

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