Form 10-Q
period 2008-03-05
DIEDRICH COFFEE INC
filed 2008-04-21
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 5, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 10, 2008, there were 5,468,316 shares of common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 5, 2008	June 27, 2007
	(Unaudited)
Assets
Current assets:
Cash	$821,000	$6,873,000
Restricted cash and short term investments	623,000	669,000
Accounts receivable, less allowance for doubtful accounts of $806,000 at March 5, 2008 and $163,000 at June 27, 2007	5,876,000	4,069,000
Inventories	4,341,000	4,323,000
Income tax refund receivable	533,000	533,000
Current portion of notes receivable, less allowance of $148,000 at March 5, 2008 and $63,000 at June 27, 2007	1,032,000	1,031,000
Advertising funds, restricted	34,000	339,000
Prepaid expenses	994,000	252,000

Total current assets	14,254,000	18,089,000
Property and equipment, net	7,628,000	4,437,000
Goodwill	6,832,000	6,832,000
Notes receivable, less allowance of $75,000 at March 5, 2008 and June 27, 2007	2,612,000	3,386,000
Cash surrender value of life insurance policy	530,000	430,000
Other assets	143,000	159,000

Total assets	$31,999,000	$33,333,000

Liabilities and Stockholders’ Equity
Current liabilities:
Liabilities of discontinued operations	$119,000	$125,000
Accounts payable	5,691,000	3,814,000
Accrued compensation	1,572,000	2,052,000
Accrued expenses	2,470,000	1,725,000
Franchisee deposits	677,000	674,000
Deferred franchise fee income	44,000	82,000
Advertising fund liabilities	393,000	339,000
Accrued provision for store closure	447,000	686,000

Total current liabilities	11,413,000	9,497,000
Income tax liabilities	258,000	—
Deferred rent	195,000	216,000
Deferred compensation	588,000	468,000

Total liabilities	12,454,000	10,181,000

Commitments and contingencies (Notes 8, 9 and 11)
Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,468,000 shares at March 5, 2008 and 5,448,000 shares at June 27, 2007	55,000	54,000
Additional paid-in capital	59,891,000	59,671,000
Accumulated deficit	(40,401,000)	(36,573,000)

Total stockholders’ equity	19,545,000	23,152,000

Total liabilities and stockholders’ equity	$31,999,000	$33,333,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended March 5, 2008	Twelve Weeks Ended March 7, 2007	Thirty-six Weeks Ended March 5, 2008	Thirty-six Weeks Ended March 7, 2007
Net revenue:
Wholesale and other	$9,663,000	$6,890,000	$26,497,000	$19,349,000
Franchise revenue	658,000	856,000	2,090,000	2,614,000
Retail sales	1,001,000	1,229,000	3,343,000	3,429,000

Total net revenue	11,322,000	8,975,000	31,930,000	25,392,000

Costs and expenses:
Cost of sales and related occupancy costs (exclusive of depreciation shown separately below)	8,761,000	5,778,000	24,095,000	16,250,000
Operating expenses	1,964,000	2,184,000	6,542,000	6,379,000
Depreciation and amortization	303,000	239,000	835,000	739,000
General and administrative expenses	2,372,000	1,530,000	5,521,000	4,933,000
(Gain) loss on asset disposals	83,000	(11,000)	76,000	(22,000)
Asset impairment	—	379,000	—	717,000

Total costs and expenses	13,483,000	10,099,000	37,069,000	28,996,000

Operating loss from continuing operations	(2,161,000)	(1,124,000)	(5,139,000)	(3,604,000)
Interest expense	(11,000)	(122,000)	(34,000)	(210,000)
Interest and other income, net	88,000	86,000	353,000	269,000

Loss from continuing operations before income tax provision (benefit)	(2,084,000)	(1,160,000)	(4,820,000)	(3,545,000)
Income tax provision (benefit)	69,000	(1,304,000)	(471,000)	(1,304,000)

Net income (loss) from continuing operations	(2,153,000)	144,000	(4,349,000)	(2,241,000)
Discontinued operations:
Loss from discontinued operations, net of tax expense of $0	—	(1,674,000)	—	(3,065,000)
Gain on sale of discontinued operations, net of tax expense of $1,304,000, $507,000 and $1,304,000, respectively	—	5,884,000	767,000	5,884,000

Income from discontinued operations	—	4,210,000	767,000	2,819,000

Net income (loss)	$(2,153,000)	$4,354,000	$(3,582,000)	$578,000

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.39)	$0.03	$(0.80)	$(0.41)

Income from discontinued operations, net	$—	$0.77	$0.14	$0.52

Net income (loss) per share-basic	$(0.39)	$0.80	$(0.66)	$0.11

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.39)	$0.03	$(0.80)	$(0.41)

Income from discontinued operations, net	$—	$0.76	$0.14	$0.52

Net income (loss) per share-diluted	$(0.39)	$0.79	$(0.66)	$0.11

Weighted average and equivalent shares outstanding:
Basic	5,454,000	5,438,000	5,462,000	5,371,000

Diluted	5,454,000	5,500,000	5,462,000	5,371,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-six Weeks Ended March 5, 2008	Thirty-six Weeks Ended March 7, 2007
Cash flows from operating activities:
Net income (loss)	$(3,582,000)	$578,000
Loss from discontinued operations	—	3,065,000
Gain on sale of discontinued operations, net	(767,000)	(5,884,000)

Loss from continuing operations:	(4,349,000)	(2,241,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	835,000	739,000
Amortization and write off of loan fees	—	96,000
Provision for bad debt	553,000	137,000
Income tax benefit	(471,000)	—
Provision for inventory obsolescence	(25,000)	29,000
Provision for asset impairment and restructuring	—	717,000
Provision for store closure	352,000	432,000
Provision for legal settlement	693,000	—
Stock compensation expense	164,000	221,000
Notes receivable issued	(142,000)	(151,000)
(Loss) gain on disposal of assets	76,000	(22,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,360,000)	(1,628,000)
Inventories	7,000	425,000
Prepaid expenses	(742,000)	40,000
Notes Receivable	(138,000)	(249,000)
Other assets	273,000	(27,000)
Accounts payable	1,877,000	(269,000)
Accrued compensation	(360,000)	192,000
Accrued expenses	29,000	(16,000)
Deferred franchise fee income and franchisee deposits	(35,000)	(49,000)
Accrued provision for store closure	(543,000)	(125,000)
Deferred rent	(21,000)	—

Net cash used in continuing operations	(4,327,000)	(1,749,000)
Net cash used in discontinued operations	(54,000)	(3,324,000)

Net cash used in operating activities	(4,381,000)	(5,073,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(4,115,000)	(1,005,000)
Proceeds from disposal of property and equipment	14,000	12,000
Payments received on notes receivable	1,053,000	1,151,000
Net investment in restricted money market account	46,000	(84,000)

Net cash provided by (used in) investing activities of continuing operations	(3,002,000)	74,000
Proceeds from sale of discontinued operations, net	1,274,000	11,744,000

Net cash provided by (used in) investing activities	(1,728,000)	11,818,000

Cash flows from financing activities:
Exercise of stock options	57,000	340,000
Borrowings under credit agreement	—	3,000,000
Payments on long-term debt	—	(3,000,000)

Net cash provided by financing activities of continuing operations	57,000	340,000
Net cash used in financing activities of discontinued operations	—	(11,000)

Net cash provided by financing activities	57,000	329,000

Net increase (decrease) in cash	(6,052,000)	7,074,000
Cash at beginning of year	6,873,000	2,593,000

Cash at end of period	$821,000	$9,667,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Value of common stock warrants recorded as debt discount	$—	$76,000

Interest	$37,000	$112,000

Income taxes	$—	$74,000

Non-cash transactions:
Issuance of notes receivable	$142,000	$151,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 5, 2008

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. The Company has not yet determined the impact, if any, of adopting SFAS 157 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will determine the impact of adopting SFAS 141R on its consolidated financial statements should applicable transactions occur in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact of adopting SFAS 160 on its consolidated results of operations and financial statements.

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

Upon adoption of FIN 48, the Company analyzed its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. At the adoption date of June 28, 2007, the Company had $200,000 of unrecognized tax benefits. The Company recorded a cumulative effect adjustment related to the adoption of FIN 48 of approximately $245,000 including interest and penalties, which was accounted for as an adjustment to the beginning balance of accumulated deficit on the condensed consolidated balance sheet. The $200,000 of unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. There were no significant changes in unrecognized tax benefits as of the quarter ended March 5, 2008.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the gross amount of interest and penalties included in the $245,000 of unrecognized tax benefits noted above is approximately $45,000. As of March 5, 2008, there was no significant change in accrued interest and penalties related to unrecognized tax benefits.

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

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 5, 2008	March 7, 2007	March 5, 2008	March 7, 2007
Risk free interest rate	3.07%	4.70%	3.07% – 4.91%	4.70% – 5.29%
Expected life	3 years	2 years	2 years – 3 years	2 years
Expected volatility	55%	63%	55% – 63%	55% – 64%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	4.52%	5.15%	4.52% – 9.38%	5.02% – 6.32%

A summary of option activity under our stock option plans for the twelve weeks ended March 5, 2008 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 27, 2007	555,000	$4.76
Plus options granted	342,000	3.30
Less:
Options Exercised	(20,000)	2.84
Options canceled or expired	(120,000)	5.64

Options outstanding at March 5, 2008	757,000	4.01	7.4	$6,000

Options exercisable at March 5, 2008	369,000	$4.67	5.0	$6,000

Stock-based compensation expense included in the statement of operations for the twelve weeks ended March 5, 2008 was approximately $58,000 and for the thirty-six weeks ended March 5, 2008 was approximately $164,000. Stock-based compensation expense included in the statement of operations for the twelve weeks ended March 7, 2007 was approximately $60,000 and for the thirty-six weeks ended March 7, 2007 was approximately $221,000. As of March 5, 2008, there was approximately $485,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.6 years. Approximately 14,000 options vested during the thirty-six weeks ended March 5, 2008.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 13.

Reclassifications

Certain reclassifications have been made to the previously reported condensed consolidated financial statements to conform to the March 5, 2008 presentation.

2.	ACCOUNTS RECEIVABLE

During the thirty-six weeks ended March 5, 2008, the Company provided for $643,000 of additional allowance for doubtful accounts of which $443,000 resulted from charges for franchise rent and related receivables with the balance of $200,000 from wholesale accounts. No amounts were written off during the thirty-six weeks ended March 5, 2008.

The following table details the components of net accounts receivable:

	March 5, 2008	June 27, 2007
Wholesale receivables	$5,577,000	$3,591,000
Allowance for wholesale receivables	(279,000)	(79,000)

	5,298,000	3,512,000

Franchise and other receivables	1,105,000	641,000
Allowance for franchise and other receivables	(527,000)	(84,000)

	578,000	557,000

Total accounts receivable, net	$5,876,000	$4,069,000

3.	INVENTORIES

Inventories consist of the following:

	March 5, 2008	June 27, 2007
Unroasted coffee	$1,478,000	$2,101,000
Roasted coffee	1,157,000	962,000
Accessory and specialty items	205,000	99,000
Other food, beverage and supplies	1,501,000	1,161,000

Total inventory	$4,341,000	$4,323,000

4.	NOTES RECEIVABLE

Notes receivable consist of the following:

	March 5, 2008	June 27, 2007
Notes receivable bearing interest at rates from 0% to 8.0%, payable in monthly installments varying between $115 and $10,000 and due on various dates through August 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. Amounts are net of allowance of $223,000 and $138,000, respectively	$168,000	$164,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2008 and January 31, 2011	3,476,000	4,253,000
Less: current portion of notes receivable	(1,032,000)	(1,031,000)

Long-term portion of notes receivable	$2,612,000	$3,386,000

5.	ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

The following table details the components of accrued provision for store closure:

	Beginning Balance	Amounts Charged to Expense	Adjustments	Cash Payments	Ending Balance
Fiscal Year ended June 27, 2007	$401,000	$1,051,000	$—	$(641,000)	$811,000
Thirty-six Weeks ended March 5, 2008	$811,000	$343,000	$9,000	$(597,000)	$566,000

Of the $811,000 reserve balance for store closures at June 27, 2007, $686,000 and $125,000 are reserved for continuing operations and discontinued operations, respectively. For the thirty-six weeks ended March 5, 2008, $343,000 was charged to costs of sales and related occupancy costs. Of the $566,000 reserve balance for store closures at March 5, 2008, $447,000 and $119,000 are reserved for continuing operations and discontinued operations, respectively.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share from continuing operations:

	Twelve Weeks Ended March 5, 2008	Twelve Weeks Ended March 7, 2007	Thirty-six Weeks Ended March 5, 2008	Thirty-six Weeks Ended March 7, 2007
Numerator:
Net income (loss) from continuing operations	$(2,153,000)	$144,000	$(4,349,000)	$(2,241,000)

Denominator:
Basic weighted average shares outstanding	5,454,000	5,438,000	5,462,000	5,371,000
Effect of dilutive securities	—	62,000	—	—

Diluted adjusted weighted average shares	5,454,000	5,500,000	5,462,000	5,371,000

Basic and diluted net income (loss) per share from continuing operations	$(0.39)	$0.03	$(0.80)	$(0.41)

For the quarter ended March 5, 2008, employee stock options of approximately 757,000 and warrants of 1,775,000 were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. For the thirty-six weeks ended March 5, 2008 and March 7, 2007, approximately 757,000 and 553,000 employee stock options and 1,775,000 and 1,726,000 stock purchase warrants outstanding at March 5, 2008 and March 7, 2007, respectively, pursuant to terms of the Contingent Convertible Note Purchase Agreement (as discussed in Note 9), were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Twelve Weeks Ended March 5, 2008	Twelve Weeks Ended March 7, 2007	Thirty-six Weeks Ended March 5, 2008	Thirty-six Weeks Ended March 7, 2007
Numerator:
Net income (loss)	$(2,153,000)	$4,354,000	$(3,582,000)	$578,000

Denominator:
Basic weighted average shares outstanding	5,454,000	5,438,000	5,462,000	5,371,000
Effect of dilutive securities	—	62,000	—	—

Diluted adjusted weighted average shares	5,454,000	5,500,000	5,462,000	5,371,000

Basic net income (loss) per share	$(0.39)	$0.80	$(0.66)	$0.11

Diluted net income (loss) per share	$(0.39)	$0.79	$(0.66)	$0.11

7.	SEGMENT AND RELATED INFORMATION

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

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 5, 2008	March 7, 2007	March 5, 2008	March 7, 2007
Net revenue:
Wholesale	$9,663,000	$6,890,000	$26,497,000	$19,349,000
Franchise	658,000	856,000	2,090,000	2,614,000
Retail	1,001,000	1,229,000	3,343,000	3,429,000

Total net revenue	$11,322,000	$8,975,000	$31,930,000	$25,392,000

Interest expense:
Wholesale	$—	$—	$—	$—
Franchise	—	—	—	—
Corporate	11,000	122,000	34,000	210,000

Total interest expense	$11,000	$122,000	$34,000	$210,000

Depreciation and amortization:
Wholesale	$190,000	$126,000	$510,000	$356,000
Retail	43,000	55,000	102,000	193,000
Corporate	70,000	58,000	223,000	190,000

Total depreciation and amortization	$303,000	$239,000	$835,000	$739,000

Segment income (loss) from continuing operations before income tax provision (benefit):
Wholesale	$442,000	$785,000	$1,435,000	$2,558,000
Franchise	(206,000)	(222,000)	(1,106,000)	(277,000)
Retail	43,000	(111,000)	272,000	(785,000)
Corporate	(2,363,000)	(1,612,000)	(5,421,000)	(5,041,000)

Total segment loss from continuing operations before income tax provision (benefit)	$(2,084,000)	$(1,160,000)	$(4,820,000)	$(3,545,000)

	March 5, 2008	June 27, 2007
Identifiable assets:
Wholesale	$15,419,000	$10,711,000
Franchise	1,247,000	1,300,000
Retail	643,000	418,000
Corporate	7,858,000	14,072,000

Tangible assets	25,167,000	26,501,000
Goodwill – Wholesale	6,311,000	6,311,000
Goodwill – Franchise	521,000	521,000

Total assets	$31,999,000	$33,333,000

8.	LEASE CONTINGENCIES

In addition to corporate office, warehouse and store leases, the Company is liable on the master real property leases for 48 franchise locations. Under the Company’s historical franchising business model, the Company executed the master lease for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making payments under the master lease. The Company’s maximum theoretical future exposure at March 5, 2008, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $14,318,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents and related payables.

9.	OUTSTANDING FINANCING ARRANGEMENTS AND RESTRICTED CASH

On May 10, 2004 the Company entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for the Company to, at its election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of March 5, 2008, the Company was in compliance with all the covenants in the agreement. Notes are convertible into common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase common stock of the Company will be issued only upon a change in control of the Company. The lender under this agreement is a limited partnership of which the chairman of the Company’s board of directors serves as the sole general partner. A total of 1,270,738 warrants are issuable upon a change in control for previous debt repayments under this facility. The Company has issued 4,219 warrants as of March 5, 2008. As of March 5, 2008, the Company had no amounts outstanding under the facility and $5,000,000 available for borrowing.

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

On November 4, 2005, the Company entered into a Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2008. The letter of credit facility is secured by a deposit account at Bank of the West. As of March 5, 2008, this deposit account had a balance of $623,000, which is shown as restricted cash on the condensed consolidated balance sheets. As of March 5, 2008, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of March 5, 2008, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, the Company entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase common stock of the Company will be issued with respect to repaid principal amounts only upon a change in control of the Company; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009, which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of March 5, 2008, the Company was in compliance with all agreement covenants as amended by Amendment No 2.

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

10.	LIQUIDITY AND MANAGEMENT PLANS

Subsequent to the Company’s quarter ended March 5, 2008, the Company borrowed from its existing credit facility an amount of $2,000,000. The Company’s current credit facility expires on June 30, 2008 and all amounts become due and payable upon expiration of the credit facility on June 30, 2008. The Company is currently reviewing its credit facility options with its current lender and alternative sources of financing.

While the Company has experienced recurring operating losses and negative cash flows from continuing operations, the Company continues to take steps to reduce future losses while sustaining positive revenue trends. Management expects improved financial performance in the near term as a result of continued strengthening of its wholesale business segments by focusing the resources dedicated to expanding that segment. The Company believes that cash from ongoing operations and funds available under the current and future credit arrangements will be sufficient to satisfy working capital needs at the anticipated operating levels for at least the next twelve months.

While the Company expects to either extend the term of its current credit facility, negotiate a new credit facility with a different lender or secure other alternative sources of financing, there are no assurances that this will occur. There are no guarantees that the financial performance of the Company will improve. If the Company is unable to renew its existing credit facility, obtain a new credit facility or secure other alternative sources of financing, then there may be a material adverse effect on the Company’s operations and financial condition.

11.	LEGAL SETTLEMENT ACCRUAL

On September 21, 2006, a purported class action complaint entitled Jason Reid; Kimberly Cornia, et al. v. Diedrich Coffee., et al. was filed against the Company in United States District Court Central District of California by two former employees, who worked in the positions of team member and shift manager. The case involves the issue of whether employees and former employees who worked in California stores during specified time periods were deprived of overtime pay, missed meal and rest breaks. In addition to unpaid overtime, this case seeks to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees in the purported class. The parties have now agreed to a tentative settlement whereby the Company will pay up to a maximum of $900,000 to resolve all the outstanding matters in this law suit. This settlement is subject to the approval of the United States District Court. As of March 5, 2008, the Company has estimated that the required amount to settle these claims is $693,000 and has recorded an accrual for this estimated amount. This accrual is included in general and administrative expenses in the accompanying consolidated statement of operations.

12.	DISCONTINUED OPERATIONS

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

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 5, 2008	March 7, 2007	March 5, 2008	March 7, 2007
Net revenue	$—	$2,559,000	$—	$15,602,000

Loss from discontinued operations, net of $0 income taxes	$—	$(1,674,000)	$—	$(3,065,000)
Gain on sale of discontinued operations, net of tax expense of $1,304,000, $507,000 and $1,304,000, respectively	—	5,884,000	767,000	5,884,000

Income from discontinued operations, net	$—	$4,210,000	$767,000	$2,819,000

13.	EMPLOYEE BENEFITS

401(k) Plan

The Company maintains a 401(k) Salary Deferral Plan (the “401(k) Plan”) for eligible employees. Employer matching contributions relating to the 401(k) Plan totaled $10,000 and $11,000 for the twelve weeks ended March 5, 2008 and March 7, 2007, respectively. Employer matching contributions totaled $30,000 and $35,000 for the thirty-six weeks ended March 5, 2008 and March 7, 2007, respectively.

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, plan participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a plan participant will be credited to the plan participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts for the thirty-six weeks ended March 5, 2008 and March 7, 2007.

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

The Company has purchased a COLI contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of March 5, 2008 was $530,000 as shown in the accompanying condensed consolidated balance sheets. Total life insurance policy death benefits payable was $14,974,000 at March 5, 2008.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and thirty-six weeks ended March 5, 2008 to the results for the twelve and thirty-six weeks ended March 7, 2007, respectively.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of March 5, 2008. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

We also sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company-operated and franchised retail locations. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees. As of March 5, 2008, we owned and operated 5 retail locations and franchised 125 other retail locations under the brands described above, for a total of 130 retail coffee outlets. Although the retail specialty coffee industry is presently dominated by a single company, which operates over ten thousand domestic retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $57 million. System-wide revenues include sales from company-operated and franchise locations. Our retail units are located in 30 states.

Recent Developments

As a result of J. Russell Phillips’ resignation from the Company’s audit committee due to his appointment as Chief Executive Officer of the Company on February 7, 2008, we became non-compliant with Nasdaq’s audit committee requirements as set forth in Nasdaq Marketplace Rule 4350, which requires Nasdaq-listed companies to have an audit committee consisting of at least three independent members. On February 12, 2008, we received a Nasdaq Staff Deficiency Letter indicating that we no longer comply with Nasdaq’s audit committee requirements as set forth in Nasdaq Marketplace Rule 4350. Nasdaq has requested that we provide evidence of compliance with Rule 4350 on or before the earlier of our next annual stockholders meeting or February 7, 2009 (or if the next annual stockholders meeting is held before August 5, 2008, then no later than August 5, 2008). We have initiated a search for an additional independent director who will serve on the audit committee and intend to be fully compliant with Nasdaq requirements as soon as possible.

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2007 and fiscal 2008 through the thirty-six weeks ended March 5, 2008, is set forth below:

	Units at June 28, 2006	Opened	Closed/ Sold (A)	Net transfers between the Company and Franchise (B)	Units at June 27, 2007	Opened	Closed	Units at March 5, 2008
Gloria Jean’s Brand
Company Operated	5	—	(1)	2	6	—	(2)	4
Franchise	139	13	(14)	(2)	136	2	(20)	118

Subtotal Gloria Jean’s	144	13	(15)	—	142	2	(22)	122

Diedrich Coffee Brand
Company Operated	26	—	(23)	—	3	—	(2)	1
Franchise – Domestic	8	—	(4)	—	4	—	(1)	3

Subtotal Diedrich	34	—	(27)	—	7	—	(3)	4

Coffee People Brand
Company Operated	21	—	(18)	(3)	—	—	—	—
Franchise – Domestic	1	—	—	3	4	—	—	4

Subtotal Coffee People	22	—	(18)	—	4	—	—	4

Total	200	13	(60)	—	153	2	(25)	130

(A)	During fiscal 2007, the Company sold 32 retail stores to Starbucks Corporation and seven stores to other third parties.
(B)	Two Company-operated Gloria Jean’s and three Company-operated Coffee People coffeehouses were sold to franchisees during fiscal year 2007.

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

RESULTS OF OPERATIONS

Twelve weeks ended March 5, 2008 compared with the twelve weeks ended March 7, 2007

Total Revenue. Total revenue for the twelve weeks ended March 5, 2008 increased by $2,347,000, or 26.1%, to $11,322,000 from $8,975,000 for the twelve weeks ended March 7, 2007. This result was the net effect of a 40.2% increase in wholesale revenue, offset by a decrease of 18.6% in retail sales and a 23.1% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended March 5, 2008 increased by $2,773,000, or 40.2%, to $9,663,000 from $6,890,000 for the twelve weeks ended March 7, 2007. Wholesale sales to OCS and foodservice customers for the twelve weeks ended March 5, 2008 increased by $3,031,000, or 52.1%, to $8,853,000 from $5,822,000 for the twelve weeks ended March 7, 2007 led by a 59.6%, or $2,988,000, net increase in Keurig “K-cup” sales. Sales of roasted coffee to our franchisees decreased $258,000, or 24.2%, for the twelve weeks ended March 5, 2008 as compared to the twelve weeks ended March 7, 2007.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $198,000, or 23.1%, to $658,000 for the twelve weeks ended March 5, 2008 from $856,000 for the twelve weeks ended March 7, 2007. Of the decrease in domestic franchise revenue, $161,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 4.4% for the Gloria Jean’s brand in the current quarter compared to the prior year same quarter. The balance of the decrease of $37,000 was due to fewer new franchise store openings and renewal fees compared to the prior year same quarter.

Retail Sales. Retail sales for the twelve weeks ended March 5, 2008 decreased by $228,000, or 18.6%, to $1,001,000 from $1,229,000 for the prior year period. This decrease was primarily due to a net decrease of 4 company-operated stores since the beginning of the current fiscal year along with a decrease in same store sales for Gloria Jean’s company stores of 10.0% partially offset by an increase in same store sales for Diedrich Coffee Company stores of 12.6% compared to the prior year quarter. This decrease in retail sales was partially offset by an increase in sales from our internet website of $99,000, or 34.0%, to $388,000 for the twelve weeks ended March 5, 2008 from $289,000 for the twelve weeks ended March 7, 2007.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended March 5, 2008 increased $2,983,000, or 51.6%, to $8,761,000 from $5,778,000 in the prior year quarter. As a percentage of total revenue, cost of sales and related occupancy increased from 64.4% for the twelve weeks ended March 7, 2007 to 77.4% in the current fiscal quarter. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 71.2% for the twelve weeks ended March 7, 2007 to 82.1% for the twelve weeks ended March 5, 2008. Retail cost of sales increased from 37.3% to 44.1% in the current fiscal quarter whereas wholesale cost of sales increased from 75.3% to 83.1% of wholesale sales in the current fiscal quarter due to a higher percentage of higher cost Keurig business over the prior year period. Wholesale sales that carry a higher cost of goods sold than retail sales, also slightly increased as a percentage of the retail and wholesale sales mix from 84.9% to 90.6%. Occupancy costs for the twelve weeks ended March 5, 2008 increased $152,000, to $287,000 from $135,000 in the prior year period primarily due to an increase in franchise rent expense associated with closed stores.

Operating Expenses. Total operating expenses for the twelve weeks ended March 5, 2008 decreased $220,000 and as a percentage of retail and wholesale sales, decreased from 26.9% of retail and wholesale sales to 18.4% for the twelve weeks ended March 5, 2008. The decrease in operating costs primarily resulted from a decrease in franchise of $104,000 and retail of $235,000 which was partially offset by an increase in wholesale of $119,000. The increase in wholesale costs of $119,000 resulted primarily from increases in allowances for doubtful accounts of $219,000 and was partially offset by a decrease of $100,000 in compensation, travel and other overhead costs. The decrease in retail operating costs of $235,000 resulted primarily from a $262,000 net decrease in costs associated with fewer retail stores and was partially offset by an increase of $27,000 in marketing and labor costs associated with our internet business. Franchise operating expense decreased by $104,000 and primarily resulted from a decrease in compensation of $148,000 and was partially offset by increases in legal, consulting, marketing and other costs of $44,000.

Depreciation and Amortization. Depreciation and amortization increased $64,000 to $303,000 for the twelve weeks ended March 5, 2008 as compared to $239,000 for the twelve weeks ended March 7, 2007.

General and Administrative Expenses. Our general and administrative expenses increased by $842,000, or 55.0%, to $2,372,000 for the twelve-weeks ended March 5, 2008 compared to $1,530,000 for the twelve weeks ended March 7, 2007. As a percentage of total revenue, general and administrative expenses increased from 17.0% for the twelve weeks ended March 7, 2007 to 20.9% for the twelve weeks ended March 5, 2008 due primarily to legal settlement reserves of $693,000 recorded in the current quarter, an increase in legal, consulting and other outside services of $321,000 partially offset by decreases in compensation and bonus of $100,000, along with insurance and other fees of $72,000.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $77,000 of income for the twelve weeks ended March 5, 2008 compared to $36,000 of interest expense, net for the twelve weeks ended March 7, 2007. This change was primarily the result of a net decrease in interest expense due to a decrease in outstanding loans compared to the prior year same period.

Income Tax Benefit. We had losses from continuing operations for the twelve weeks ended March 5, 2008 and income from continuing operations for the twelve weeks ended March 7, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the income tax provision from continuing operations was $69,000 for the twelve weeks ended March 5, 2008 and the income tax benefit from continuing operations was $1,304,000 for the twelve weeks ended March 7, 2007.

Results of Discontinued Operations—Retail As a result of the sale and closure of certain retail stores during the previous fiscal year, the results from this component of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144. For the twelve weeks ended March 7, 2007, income from discontinued operations was $4,210,000, net of $1,304,000 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

Thirty-six weeks ended March 5, 2008 compared with the thirty-six weeks ended March 7, 2007

Total Revenue. Total revenue for the thirty-six weeks ended March 5, 2008 increased by $6,538,000, or 25.7%, to $31,930,000 from $25,392,000 for the thirty-six weeks ended March 7, 2007. This result was the net effect of a 36.9% increase in wholesale revenue, offset by a 2.5% decrease in retail sales and a 20.0% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the thirty-six weeks ended March 5, 2008 increased by $7,148,000, or 36.9%, to $26,497,000 from $19,349,000 for the thirty-six weeks ended March 7, 2007. Wholesale sales to OCS and foodservice customers for the thirty-six weeks ended March 5, 2008 increased by $8,034,000, or 53.3%, to $23,107,000 from $15,073,000 for the thirty-six weeks ended March 7, 2007 led by a 61.4%, or $7,815,000 net increase in Keurig “K-cup” sales. Sales of roasted coffee to our franchisees decreased $886,000, or 20.7%, for the thirty-six weeks ended March 5, 2008 as compared to the thirty-six weeks ended March 7, 2007.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $524,000, or 20.0%, to $2,090,000 for the thirty-six weeks ended March 5, 2008 from $2,614,000 for the thirty-six weeks ended March 7, 2007. Of the decrease in domestic franchise revenue, $385,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 6.9% for the Gloria Jean’s brand for the thirty-six weeks ended March 5, 2008 compared to the thirty-six weeks ended March 7, 2007. The balance of the decrease of $139,000 was due to fewer new franchise store openings and renewal fees compared to the prior year same quarter.

Retail Sales. Retail sales for the thirty-six weeks ended March 5, 2008 decreased by $86,000, or 2.5%, to $3,343,000 from $3,429,000 for the prior year period. Of the decrease in retail, $412,000 was represented by a net decrease of 4 company-operated stores since the beginning of the current fiscal year along with a 9.3% decrease in same store sales for Gloria Jean’s company-operated stores and was partially offset by an increase in same store sales for Diedrich Coffee company-operated stores of 7.8% compared to the prior year period. Sales from our internet website increased by $326,000, or 40.4%, to $1,134,000 for the thirty-six weeks ended March 5, 2008 from $808,000 for the prior year comparable period.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the thirty-six weeks ended March 5, 2008 increased $7,845,000, or 48.3%, to $24,095,000 from $16,250,000 in the prior year period. As a percentage of total revenue, cost of sales and related occupancy increased from 64.0% for the thirty-six weeks ended March 7, 2007 to 75.5% in the current fiscal quarter. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 71.3% for the thirty-six weeks ended March 7, 2007 to 80.7% for the thirty-six weeks ended March 5, 2008. Retail cost of sales increased from 36.3% to 39.0% of retail sales in the current year period whereas wholesale cost of sales increased from 73.4% to 82.0% of wholesale sales in the current year period due to a higher percentage of higher cost Keurig business over the prior year period. Wholesale sales that carry a higher cost of goods sold than retail sales, also slightly increased as a percentage of the retail and wholesale sales mix from 84.9% to 88.8%. Occupancy costs for the thirty-six weeks ended March 5, 2008 increased $244,000, to $1,056,000 from $812,000 in the prior year period primarily due to an increase in franchise rent expense of $377,000 associated with closed stores and offset by a decrease in rent for retail of $134,000 due to fewer company-operated locations compared to the prior year period.

Operating Expenses. Total operating expenses for the thirty-six weeks ended March 5, 2008 increased $163,000 and as a percentage of retail and wholesale sales, decreased from 28.0% of retail and wholesale sales to 21.9% for the thirty-six weeks ended March 5, 2008. The increase in operating costs primarily resulted from an increase in wholesale operating costs of $494,000 which was partially offset by a decrease in retail operating costs of $259,000 and franchise of $72,000. The increase in wholesale costs of $494,000 resulted primarily from increases in allowances for doubtful accounts of $253,000, equipment costs of $87,000 along with travel, marketing and other overhead costs of $154,000. The decrease in retail operating costs of $259,000 resulted primarily from a $364,000 net decrease in costs associated with fewer retail stores and was partially offset by an increase of $70,000 for labor and $35,000 of marketing and other costs associated with our internet business. Franchise operating expense decreased by $72,000 and primarily resulted from a decrease in legal, consulting and outside services of $90,000, and a decrease in marketing and other costs of $145,000 and was partially offset by an increase in allowance for doubtful accounts of $163,000.

Depreciation and Amortization. Depreciation and amortization increased $96,000 to $835,000 for the thirty-six weeks ended March 5, 2008 as compared to $739,000 for the thirty-six weeks ended March 7, 2007.

General and Administrative Expenses. Our general and administrative expenses increased by $588,000, or 11.9%, to $5,521,000 for the thirty-six weeks ended March 5, 2008 compared to $4,933,000 for the thirty-six weeks ended March 7, 2007. As a percentage of total revenue, general and administrative expenses decreased from 19.4% for the thirty-six weeks ended March 7, 2007 to 17.3% for the thirty-six weeks ended March 5, 2008. The increase in general administrative expenses was due primarily to legal settlement reserves of $693,000, an increase in consulting, legal and other outside services of $564,000 and was partially offset by decreases in compensation and bonus of $516,000 along with decreases in insurance and other costs of $153,000.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $319,000 in the thirty-six weeks ended March 5, 2008 compared to $59,000 in the thirty-six weeks ended March 7, 2007. This change resulted from a net increase in interest income due to an increase in invested cash compared to the prior year same period.

Income Tax Benefit. We had losses from continuing operations for the thirty-six weeks ended March 5, 2008 and March 7, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the income tax benefit generated by the loss from continuing operations was $471,000 and $1,304,000 for the thirty-six weeks ended March 5, 2008 and March 7, 2007, respectively. As of March 5, 2008 net operating loss carryforwards of approximately $12,811,000 and $11,436,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2026, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail. As a result of the sale and closure of certain retail stores during the previous fiscal year, the results from this component of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144. During the first fiscal quarter of 2008, the Company received proceeds from escrow of $1,274,000 as part of the transaction with Starbucks in fiscal 2007. For the thirty-six weeks ended March 5, 2008, gain on sale of discontinued operations was $767,000, net of $507,000 in taxes. Gain on sale of discontinued operations for the thirty-six weeks ended March 7, 2007, was $5,884,000 net of $1,304,000 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At March 5, 2008, we had working capital of $2,841,000, long term tax liabilities, deferred rent and deferred compensation of $1,041,000 and $19,545,000 of stockholders’ equity, compared to working capital of $8,592,000, total deferred rent and deferred compensation of $684,000 and $23,152,000 of stockholders’ equity at June 27, 2007. The decrease in working capital of $5,751,000 in the current fiscal year resulted primarily from net losses from continuing operations of $4,349,000 for the thirty-six weeks ended March 5, 2008. Available credit under our credit agreements was $5,000,000 as of March 5, 2008 and June 27, 2007.

The accounts receivable balance of $5,876,000 as of March 5, 2008 increased $1,807,000 from the June 27, 2007 balance of $4,069,000. This increase is due primarily to an increase in our wholesale sales receivables with wholesale revenue increasing over 36.9% for the thirty-six weeks ended March 5, 2008 compared to the prior year period. The accounts payable balance of $5,691,000 as of March 5, 2008 increased $1,877,000 from the June 27, 2007 balance of $3,814,000. This increase in accounts payable for the current quarter compared to the balance at June 27, 2007 is primarily attributable to the increase in Keurig royalties and green coffee and raw material purchases resulting from increases in the Company’s wholesale revenue.

Cash Flows. Net cash used in operating activities for the thirty-six weeks ended March 5, 2008 totaled $4,381,000 as compared with $5,073,000 cash used in operating activities for the thirty-six weeks ended March 7, 2007. The Company has incurred losses from continuing operations of $4,349,000, and $2,241,000 for the thirty-six weeks ended March 5, 2008 and March 7, 2007, respectively. Net cash used in continuing operations of $4,327,000 and $1,749,000 for the thirty-six weeks ended March 5, 2008 and March 7, 2007, respectively, resulted primarily from increases in accounts receivable which was attributable to working capital needs from a more than 36.9% in wholesale revenue for the thirty-six weeks ended March 5, 2008 compared to the prior year same period.

Net cash used in investing activities for the thirty-six weeks ended March 5, 2008 totaled $1,728,000 as compared with net cash provided by investing activities of $11,818,000 for the thirty-six weeks ended March 7, 2007. During the thirty-six weeks ended March 5, 2008, a total of $4,115,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of $3,230,000, wholesale of $226,000, retail stores of $275,000, and our home office facility $384,000. These expenditures were offset by $1,053,000 of payments received on notes receivable and $1,274,000 of proceeds from escrow fund resulting from the sale of retail stores to Starbucks in the prior year. During the thirty-six weeks ended March 7, 2007, a total of $1,005,000 was used to invest in property and equipment primarily related to retail stores of $307,000, for our Castroville roasting facility $353,000 and $345,000 for our home office facility. These expenditures were offset by $1,151,000 of payments received on notes receivable and $11,760,000, net of related expenses, received from the sale of retail stores to Starbucks and other parties.

Net cash provided by financing activities for the thirty-six weeks ended March 5, 2008 totaled $57,000 compared to net cash provided by financing activities for the thirty-six weeks ended March 7, 2007 of $329,000. Net cash activity for both periods primarily represents proceeds from the exercise of stock options.

Outstanding Debt and Financing Arrangements. On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement. The agreement provides for us to, at our election, issue notes with up to an aggregate principal amount of $5,000,000. The notes are to be amortized on a monthly basis at a rate that will repay 60% of the principal amount of the note by June 30, 2008. The remaining 40% will mature on that date. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The agreement contains covenants among others that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of March 5, 2008, we were in compliance with all the covenants in the agreement. Notes are convertible into our common stock only upon certain changes of control. For notes issued and repaid, warrants to purchase shares are to be issued with the same rights and restrictions for exercise as existed for convertibility of the notes at the time of their issuance. Warrants are exercisable only in the event of a change of control and expire on June 30, 2010. The fair value of warrants issued with respect to notes repaid will be recorded as a discount to debt, at the date of issuance, which will then be amortized using the effective interest method. Warrants to purchase our common stock will be issued only upon a change in control. The lender under this agreement is a limited partnership of which the chairman of our board of directors serves as the sole general partner. A total of 1,270,738 warrants are issuable upon a change in control for previous debt repayments under this facility. We have issued 4,219 warrants as of March 5, 2008. As of March 5, 2008, the Company had no amounts outstanding under the facility and $5,000,000 available for borrowing.

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

On November 4, 2005, we entered into a new Credit Agreement with Bank of the West. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2008. The letter of credit facility is secured by a deposit account at Bank of the West. As of March 5, 2008, this deposit account had a balance of $623,000, which is shown as restricted cash and short term investments on the consolidated balance sheets. As of March 5, 2008, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of March 5, 2008, the Company was in compliance with all Bank of the West agreement covenants.

On March 31, 2006, we entered into Amendment No. 2 to Contingent Convertible Note Purchase Agreement (“Amendment No. 2”). Amendment No. 2: (i) contains a waiver with respect to the default of the Minimum EBITDA Covenant as of March 8, 2006 and removes the Minimum EBITDA from the Note Purchase Agreement; (ii) clarifies that warrants to purchase our common stock will be issued with respect to repaid principal amounts only upon a change in control; (iii) increases the interest rate applicable to outstanding amounts under the credit facility by 2%, to LIBOR plus 5.30%; and (iv) extended the exercise date of all warrants issued or to be issued under the Note Purchase Agreement by one year, to May 10, 2009 which was subsequently extended as discussed below. The maturity date for any notes issued in the future was unaffected by Amendment No. 2. As of March 5, 2008, the Company was in compliance with all agreement covenants as amended by Amendment No. 2.

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

Liquidity and Management Plans

Subsequent to our quarter ended March 5, 2008, we borrowed from our existing credit facility an amount of $2,000,000. Our current credit facility expires on June 30, 2008 and all amounts become due and payable upon expiration of the credit facility on June 30, 2008. We are currently reviewing credit facility options with our current lender and alternative sources of financing.

While we have experienced recurring operating losses and negative cash flows from continuing operations, we continue to take steps to reduce future losses while sustaining positive revenue trends. We expect improved financial performance in the near term as a result of continued strengthening of our wholesale business segments by focusing the resources dedicated to expanding that segment. We believe that cash from ongoing operations and funds available under the current and future credit arrangements will be sufficient to satisfy working capital needs at the anticipated operating levels for at least the next twelve months.

While we expect to either extend the term of our current credit facility, negotiate a new credit facility with a different lender or secure other alternative sources of financing, there are no assurances that this will occur. There are no guarantees that the financial performance of the Company will improve. If we are unable to renew our existing credit facility, obtain a new credit facility or secure other alternative sources of financing, then there may be a material adverse effect on our operations and financial condition.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of March 5, 2008:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Company operated retail locations and other operating leases	$7,855	$2,206	$2,833	$1,251	$1,565
Franchise operated retail locations operating leases	14,318	2,869	4,696	3,450	3,303
Green coffee commitments	3,267	3,267	—	—	—

	$25,440	$8,342	$7,529	$4,701	$4,868

As of March 5, 2008, we had an employment agreement with one of our officers that provides for severance payments in the event of a change in control as defined by the agreement. The severance payment would be equal to one year’s salary with a maximum liability currently at $275,000. In addition, pursuant to an engagement agreement with Stephen V. Coffey, our former chief executive officer, a one-time bonus is payable should we be acquired by any person, other than a current affiliate, within 12 months of February 7, 2008, the termination date of the agreement, and the per share consideration paid in connection with the acquisition multiplied by the then-outstanding shares of capital stock is greater than the market capitalization at February 7, 2008. Mr. Coffey’s management company will receive an additional bonus equal to 5.0% of the difference of the disposition value less the termination market capitalization. Because both of these amounts are contingent, they have not been included in the table above.

As reflected in the table above, we have obligations under non-cancelable operating leases for our coffeehouses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 48 franchise locations. Under our historical franchising business model, we executed the master lease for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for making payments under the master lease. Our maximum theoretical future exposure at March 5, 2008, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $14,318,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents and related payables.

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

At fiscal year end 2007, an analysis of the fair value of the wholesale and franchise operating segments was conducted to determine whether any potential impairment to the goodwill associated with the operating segments was appropriate. The definition of value used in this analysis was fair value, which is defined as the amount at which an asset or assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced sale or liquidation. The determination of fair value of the operating segments was based on financial statements and projections supplied by management in addition to current and future economic, market and competitive conditions, and other relevant factors.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the segments may ultimately prove to be significantly higher or lower, thereby causing the carrying value to be less than or to exceed the fair value and indicating impairment has or has not occurred. If our assumptions are incorrect, the carrying value of our goodwill may be understated or overstated. Our annual impairment measurement date is our fiscal year end. No conditions exist at March 5, 2008 indicating that that goodwill is impaired.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of March 5, 2008, our net deferred tax assets and related valuation allowance totaled approximately $6,685,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Market Risk Sensitive Items Entered Into for Trading Purposes

None.

Market Risk Sensitive Items Entered Into for Other Than Trading Purposes

Interest Rate Risk. We are exposed to market risk from changes in interest rates on our outstanding debt. At March 5, 2008, we had no amounts outstanding under our $5,000,000 loan facility. Should we incur debt on this facility, we could be affected by changes in short term interest rates. Our borrowing rate on our loan facility is based on a three-month LIBOR plus 5.30% (8.30% at March 5, 2008). During the second fiscal quarter, three month LIBOR rates ranged from 3.00% to 4.99%.

Commodity Price Risk. Green coffee, the principal raw material for our products, is subject to significant price fluctuations caused by a number of factors, including weather, political, and economic conditions. To date, we have not used commodity based financial instruments to hedge against fluctuations in the price of coffee. To ensure that we have an adequate supply of coffee, however, we enter into agreements to purchase green coffee in the future that may or may not be fixed as to price. As of March 5, 2008, we had commitments to purchase coffee totaling $3,267,000 for 1,779,000 pounds of green coffee, the majority of which commitments were fixed as to price. The coffee scheduled to be delivered to us over the next twelve months pursuant to these commitments will satisfy approximately 28% of our anticipated green coffee requirements. Most of these commitments are for fiscal year 2008. Assuming we require approximately 4,521,000 additional pounds of green coffee during the next twelve months for which no price has yet been fixed, each $0.01 per pound increase in the price of green coffee could result in approximately $45,000 of additional cost. However, because the price we pay for green coffee is negotiated with suppliers independent of the commodities market we believe that the commodity market price for green coffee, in general, would have to increase significantly, by as much as $0.25 per pound, before suppliers would increase the price they charge us.

Item 4.	Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 5, 2008.

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

On September 21, 2006, a purported class action complaint entitled Jason Reid; Kimberly Cornia, et al. v. Diedrich Coffee., et al. was filed against the Company in United States District Court Central District of California by two former employees, who worked in the positions of team member and shift manager. The case involves the issue of whether employees and former employees who worked in California stores during specified time periods were deprived of overtime pay, missed meal and rest breaks. In addition to unpaid overtime, this case seeks to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees in the purported class. The parties have now agreed to a tentative settlement whereby the Company will pay up to a maximum of $900,000 to resolve all the outstanding matters in this law suit. This settlement is subject to the approval of the United States District Court. As of March 5, 2008, the Company has estimated that the required amount to settle these claims is $693,000 and has recorded an accrual for this estimated amount. This accrual is included in general and administrative expenses in the accompanying consolidated statement of operations.

Based on our examination of these matters and our experience to date, we have recorded our best estimate of liability with respect to these matters. However, the ultimate liability cannot be determined with certainty. Please refer to the Form 10-K for the fiscal year ended June 27, 2007 for additional disclosures regarding legal proceedings.

Item 1A.	Risk Factors.

The Annual Report on Form 10-K for the year ended June 27, 2007 includes a detailed discussion of our risk factors. Pursuant to Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our most recent Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the year ended June 27, 2007.

If we do not extend the term of our existing credit facility, negotiate a new credit facility with a different lender or secure other alternative sources of financing, then our operations and financial condition may be adversely affected.

Subsequent to our quarter ended March 5, 2008, we borrowed from our existing credit facility an amount of $2,000,000. Our current credit facility expires on June 30, 2008 and all amounts become due and payable upon expiration of the credit facility on June 30, 2008. We are currently reviewing our credit facility options with our current lender and alternative sources of financing. While we expect to either extend our current credit facility, negotiate a new credit facility with a different lender or secure other alternative sources of financing, there are no assurances that this will occur. If we are unable to renew our existing credit facility, obtain a new credit facility or secure other alternative sources of financing, then there may be a material adverse effect on our operations and financial condition.

Item 2.	Unregistered sales of Equity Securities and use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Amended and Restated Bylaws of Diedrich Coffee, Inc. (3)

4.1	Specimen Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001(2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

Exhibit No.	Description
10.1	Severance and Consultant Agreement and General Release dated as of November 21, 2007 by and between Diedrich Coffee, Inc. and Pamela J. Britton * (8)

10.2	Chief Executive Officer Employment Agreement between J. Russell Phillips and Diedrich Coffee, Inc., effective as of February 7, 2008* (9)

10.3	Stock Option Agreement between Diedrich Coffee, Inc., and J. Russell Phillips, effective as of February 7, 2008* (9)

10.4	Indemnification Agreement between Diedrich Coffee, Inc., and Indemnitee* (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2008.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 23, 1996.

(6)	Previously filed as Annex B to Diedrich Coffee’s Definitive proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2008.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 21, 2008	DIEDRICH COFFEE, INC.

/s/ J. Russell Phillips
J. Russell Phillips
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