Form 10-K
period 2008-06-25
DIEDRICH COFFEE INC
filed 2008-10-08
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 12, 2007 was $10,773,450.

The number of shares of the registrant’s common stock outstanding, as of September 9, 2008, was 5,468,316.

i

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this annual report on Form 10-K, along with the following possible events or factors:

•	the financial and operating performance of our wholesale operations;

•	our ability to achieve and/or maintain profitability over time;

•	the successful execution of our growth strategies;

•	our franchisees’ adherence to our practices, policies and procedures;

•	the impact of competition; and

•	the availability of working capital.

Additional risks and uncertainties are described elsewhere in this annual report on Form 10-K and in detail under “Item 1A. Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report on Form 10-K. Except where required by law, we do not undertake an obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances. Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Diedrich Coffee, Inc., a Delaware corporation, and its predecessors and subsidiaries.

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

We also sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company-operated and franchised retail locations. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees. As of June 25, 2008, we owned and operated 5 retail locations and franchised 118 other retail locations under the brands described above, for a total of 123 retail coffee outlets. Although the retail specialty coffee industry is presently dominated by a single company, which operates over seven thousand domestic retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide retail revenues in excess of $54 million. System-wide retail revenues include sales from company-operated and franchise locations. Our retail units are located in 28 states.

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

Industry Overview

According to a recent report from the National Coffee Association of U.S.A., Inc. (the “NCA”), 128.7 million adults, or 57% of the population over the age of 18, drank coffee daily. The NCA also reported that daily consumption of gourmet coffee has increased over the past seven years from 14% of the adult population in 2001 to 17% of the adult population in the current year.

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

•	ease of preparation of gourmet coffees resulting from the increased use of automatic drip coffee makers, home espresso machines and single serve coffee systems.

Our Business Model

Our business objective is a logical extension of our Mission Statement, which states: “Every single cup matters.” Therefore, our objective is to roast and sell only the finest coffees in a variety of formats, without compromising our commitment to quality. We buy only the highest quality green coffee beans available, fresh roast them with our proprietary recipes and subject them to a rigorous internal quality control process. We ensure that care is taken at each and every step of the production and distribution process to preserve that quality.

We sell our coffee through multiple distribution channels, and strive to target our resources to increase efficiency and profitability while growing the business within this framework. These distribution channels include ecommerce, mass merchandisers, key accounts, distributors and franchise retail outlets. While each of these channels have different customers, cost structures, overhead requirements, competitors, and other fundamental differences, we believe our commitment to quality is essential to successful growth in both of these areas. Important financial information for each of our business segments can be found in Note 14 to our consolidated financial statements.

Wholesale Distribution

As of June 25, 2008, we had over 900 coffee wholesale accounts not affiliated with our retail locations, which purchase coffee from us under the Diedrich Coffee, Coffee People and Gloria Jean’s brands. Our current wholesale accounts are in the OCS (Office Coffee Services) market, chain restaurants, independent restaurants and other hospitality industry accounts and specialty retailers. Additionally, our franchise agreements require Gloria Jean’s, Coffee People and Diedrich Coffee franchisees to purchase substantially all of their coffee from us, and we record a wholesale gross profit on such sales.

Single Serve Coffee

During fiscal 2004, we entered into a license and distribution agreement with Keurig, Inc. which amends and restates the 2000 license agreement, whereby we utilize Keurig’s patented single service coffee brewing technology and its extensive distribution channels within the Away from Home (AFH) and At Home (AH) single serve markets. This multi-channel strategy provides widespread exposure to our three brands in a variety of settings. Utilizing our dedicated sales force, we sell to and ship directly to OCS distributors, who then provide our K-Cups® along with equipment and other services to office customers. In addition to Keurig® single-serve K-Cups®, we sell our premium coffees to OCS distributors in whole bean and ground coffee form for use in traditional coffee brewing equipment found in most office environments.

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

Our current agreement with Keurig, Inc., which expires in July 2013, provides for automatic five-year renewals of the agreement if we meet certain volume thresholds, which we are currently exceeding.

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

Retail Outlets

Our retail outlet distribution channel is primarily focused on growth through franchised retail outlets. The critical success factors are the same whether company-operated or franchised—quality of product, service and atmosphere. The economic model and cost structures are also the same for each type of location at the retail unit level, notwithstanding their different direct financial impacts on us in our roles as both an operator and franchisor of retail outlets. Furthermore, the potential contribution of any given outlet, as measured by the amount of roasted coffee produced through our roasting plant, is the same.

Our primary retail brand is Gloria Jean’s, which consists of retail units located throughout the United States. Over 95% of Gloria Jean’s retail units are franchised. The following table summarizes the relative sizes of each of our brands on a unit count basis and changes in unit count for each brand over the past two years.

	Units at June 28, 2006	Opened	Closed/ Sold (A)	Net transfers between the Company and Franchise (B)	Units at June 27, 2007	Opened	Closed/ Sold	Units at June 25, 2008
Gloria Jean’s Brand
Company-Operated	5	—	(1)	2	6	—	(2)	4
Franchise – Domestic	139	13	(14)	(2)	136	2	(27)	111

Subtotal Gloria Jean’s	144	13	(15)	—	142	2	(29)	115

Diedrich Coffee Brand
Company-Operated	26	—	(23)	—	3	—	(2)	1
Franchise – Domestic	8	—	(4)	—	4	—	(1)	3

Subtotal Diedrich	34	—	(27)	—	7	—	(3)	4

Coffee People Brand
Company-Operated	21	—	(18)	(3)	—	—	—	—
Franchise – Domestic	1	—	—	3	4	—	—	4

Subtotal Coffee People	22	—	(18)	—	4	—	—	4

Total	200	13	(60)	—	153	2	(32)	123

(A)	During fiscal 2007, the Company sold 32 retail stores to Starbucks Corporation and seven stores to other third parties.

(B)	Two franchise Gloria Jean’s coffeehouses were transferred to company-operated coffeehouses and three company-operated Coffee People coffeehouses were sold to franchisees during fiscal year 2007.

Gloria Jean’s

Gloria Jean’s is a leader in the flavored specialty coffee market, with 115 coffee stores in 27 states throughout the United States. Many of our Gloria Jean’s coffee stores are located in high traffic shopping malls. The consumer traffic pattern in our mall-based stores is driven by mall hours and dynamics. Our mall-based stores are generally busiest on weekends and during holiday seasons. The typical Gloria Jean’s domestic coffee store is staffed with a manager and a staff of 10 to 15 part-time hourly employees who fill the operating shifts. Gloria Jean’s outlets tend to open earlier than most mall stores, but in general, operating hours coincide with mall hours. In addition to coffee beverages and fresh roasted whole bean coffees, Gloria Jean’s carries a wide selection of gift items, coffee accessories, and a small selection of bakery items to complement beverage sales.

The success of Gloria Jean’s coffee retail stores depends on three critical components: product quality, product selection, and service.

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

Diedrich Coffee & Coffee People

The Company currently has no plans to open any additional company-operated or franchised Diedrich Coffee or Coffee People coffeehouses.

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

We are focused on building our three brands and our wholesale and ecommerce business channels. We believe that we can continue to grow sales by increasing market share in our existing business channels, expanding into new geographic markets with high-growth market segments and selectively pursuing other opportunities. Among other statements, this statement is forward looking and subject to the risks and uncertainties outlined in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and as described elsewhere in this annual report on Form 10-K.

We continue to expand and strengthen our wholesale sales organization, and we are actively seeking new distribution channels for our coffee products. We intend to pursue continued growth within the AFH single serve coffee market by expanding the number of OCS distributors that carry our Keurig Premium Coffee Systems™ lines of coffees as well as our whole bean and ground coffee product lines. We will aggressively expand our presence in the AH single serve market through building our brand awareness with specialty retailers. We will target large chain foodservice and hospitality customers that are moving up to specialty coffee to satisfy the demands of their guests for high quality coffee. We also offer our coffees on our internet websites, and we believe that this channel of distribution has untapped long-term growth potential.

Retail Segment Growth.    Under a non-compete provision in the asset purchase agreement with Starbucks in fiscal year 2007, we are restricted for a period of three years after the closing of the transaction with Starbucks in our ability to open any new company-operated or franchised Diedrich Coffee and Coffee People coffeehouses in any city in which Diedrich Coffee or Coffee People coffeehouses operated on the date that we and Starbucks entered into the agreement. The non-compete provision does not restrict our ability to open retail Gloria Jean’s stores and does not apply to wholesale sales to retail businesses that are not operated by us or other non-retail businesses or the conversion of our stores existing on the date of the asset purchase agreement to franchise stores.

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

Gloria Jean’s Franchise Growth.    Since the acquisition of the Gloria Jean’s brand in 1999, we have made a number of modifications to the Gloria Jean’s franchising business model to strengthen the Gloria Jean’s system. A new form of franchise agreement was adopted which incorporated many provisions common in other successful franchise systems. Screening of financial qualifications of franchise candidates has been improved in terms of consistency and accuracy. Franchisees are required to obtain their own master leases directly from landlords, rather than subleasing their locations from Gloria Jean’s. Franchisees are required to hire their own architects and contractors to develop new Gloria Jean’s locations to approved specifications. Our training program has been completely redesigned in order to improve the quality of store level operations, product quality, and the consistency of brand standards. Although we believe that these and other changes to the Gloria Jean’s franchising model will ultimately result in a stronger Gloria Jean’s franchise system, they may result in slower domestic franchise growth. In addition, our efforts to strengthen our existing franchise retail base may require us to allow many of the weaker performing locations to close.

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

Roasting.    We employ a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Our roast masters are responsible for the green coffee bean roasting process. They are craftsmen who employ our proprietary roasting formulas while adjusting the formula to take into account the specific attributes of each coffee bean being roasted. Each coffee bean contains aromatic oils and flavor characteristics that develop from the soil, climate and environment where the bean is grown. The skilled roast master determines and carefully controls the roasting conditions in an effort to maximize the flavor potential of each batch of coffee. The roast master hears how the roast pops, smells the developing aroma and identifies the right shades of color. They draw upon experience and knowledge to properly adjust airflow, time and temperature while the roast is in progress in order to optimize each roast.

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

In our wholesale business, we expect increased competition, both within our primary geographic territory, the Western United States, and in other regions of the United States, as we expand from our current markets. In most markets in which we do retail business either through company or franchise locations, there are numerous competitors in the specialty coffee beverage business, and we expect this situation to continue. Our whole bean coffee competes directly against specialty coffees sold at specialty retailers and a growing number of specialty coffee stores. The specialty coffee market is expected to become even more competitive as regional companies expand and attempt to build brand awareness in new markets. We compete primarily by providing high quality coffee, easy access to our products and superior customer service, and we believe we differentiate ourselves from many of our larger competitors, who specialize in one primary channel of distribution. We also believe that our product offering is distinctive because we offer a wide array of coffees, including origins, blends and flavored coffees. Finally, we believe that being an independent roaster allows us to be better focused and react quicker to our wholesale customers’ needs as compared to larger, multi-product competitors. While we believe we currently compete favorably with respect to these factors, there can be no assurance that we will be able to compete successfully in the future.

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

Employees

At June 25, 2008, we employed 220 people, 165 of whom were employed full-time. None of our employees are represented by a labor union, and no employees are currently covered by collective bargaining agreements. We consider our relations with our employees to be good. We regularly review our employee benefits, training and other aspects of employment to attract and to retain valuable employees and managers. Franchise employees are not employees of the Company.

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

Compliance with Nasdaq Listing Standards

As a result of J. Russell Phillips’ resignation from the Company’s audit committee due to his appointment as our President and Chief Executive Officer on February 7, 2008, we became non-compliant with Nasdaq’s audit committee requirements as set forth in Nasdaq Marketplace Rule 4350, which requires Nasdaq-listed companies to have an audit committee consisting of at least three independent members. On February 12, 2008, we received a Nasdaq Staff Deficiency Letter indicating that we no longer complied with Nasdaq’s audit committee requirements as set forth in Nasdaq Marketplace Rule 4350. Nasdaq has requested that we provide evidence of compliance with Rule 4350 on or before the earlier of our next annual stockholders meeting or February 7, 2009. We have been undertaking a search for an additional independent director who will serve on the audit committee and intend to be fully compliant with Nasdaq requirements as soon as possible.

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

Item 1A.	Risk factors

RISK FACTORS RELATING TO DIEDRICH COFFEE AND ITS BUSINESS

Historical losses from continuing operations may continue and, as a result, the price of our common stock may be negatively affected.

We had net losses from continuing operations of $14,547,000 for the fiscal year ended June 25, 2008 and $3,749,000 for the fiscal year ended June 27, 2007. We could continue to suffer losses in the future, which may negatively affect our stock price.

If we are not able to grow our business, the results of our operations and our financial condition may be adversely impacted.

We are a specialty coffee roaster, wholesaler and retailer. The majority of our revenue is generated from wholesale customers. We also sell brewed, espresso-based and various blended beverages through our company-operated and franchised retail locations. To grow, we must:

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

Our ability to recruit, retain and contract with qualified franchisees has become, and will continue to be, increasingly important to our operations as we expand. Our franchisees are dependent upon the availability of adequate sources of financing on acceptable terms in order to meet their development obligations. Such financing may not be available to our franchisees, or only available upon disadvantageous terms. Failure to execute on our strategy to grow through franchise store development could harm our business, financial condition and results of operations.

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

We currently operate one coffee roasting and distribution facility. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis.

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

All of our 5 company-operated coffeehouses are presently on leased premises. While some Gloria Jean’s stores are leased by an indirect subsidiary of Coffee People, Inc., in most cases, the franchisees pay their rent directly to their landlord. Upon the expiration of some of these leases, there is no automatic renewal or option to renew. Consequently, these leases may not be renewed. If they are renewed, rents may increase substantially.

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

Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. In addition, our success and the success of our franchisees will depend upon our and their ability to attract and retain highly motivated and qualified employees. The inability to recruit and retain such individuals may delay planned openings of new franchise locations and could have a material adverse effect on our business or results of operations.

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

Company-Operated Locations

During the year ended June 27, 2007, the Company sold leaseholds and related assets of 32 stores to Starbucks Corporation and seven stores to other third parties. Our strategic direction is currently focused on growing the wholesale business segment and the related distribution channels, including franchise stores. As a result, we have narrowed our focus of the retail business segment primarily to franchise operations. As of June 25, 2008, we were a party to leases for 5 company-operated retail locations.

Franchised Stores

All of our Gloria Jean’s locations are operated on leased premises, 111 of which are franchised. Approximately 40% of the leased premises presently occupied by Gloria Jean’s franchised outlets are leased by us, and we have entered into sublease agreements with the franchisees on a cost pass-through basis. We, however, remain obligated under the lease in all such cases. As further discussed below under the heading “Financial Condition and Liquidity and Capital Resources—Commitments and Contractual Obligations,” our maximum theoretical future exposure under these leases at June 25, 2008, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $13,360,000. In the future, new franchisees will generally be required to enter into master leases directly with the landlord. This will also be the case when current leases are up for renewal. Gloria Jean’s stores are designed to accommodate locations in various sizes, ranging from 170 square foot kiosk outlets (which sell principally coffee drinks and other beverages) to 2,000 square foot full service stores.

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

We have entered into a settlement with the plaintiffs in the Reid v. Diedrich lawsuit. This settlement is subject to court approval. As of June 25, 2008, we have estimated that the required amount to settle this claim is $693,000 and have recorded an accrual for this amount included in general and administrative expenses in the accompanying consolidated statement of operations.

We have entered into a settlement with the plaintiffs in the Willems v. Diedrich lawsuit. This settlement is subject to court approval. As of June 25, 2008, we have estimated that the required amount to settle this claim is $251,000 and have recorded an accrual for this amount included in general and administrative expenses in the accompanying consolidated statement of operations.

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

	Price Range
Period	High	Low
Fiscal Year Ended June 27, 2007
Twelve Weeks Ended September 20, 2006	$6.00	$2.86
Twelve Weeks Ended December 13, 2006	4.29	3.25
Twelve Weeks Ended March 7, 2007	4.10	3.39
Sixteen Weeks Ended June 27, 2007	5.00	3.66

Fiscal Year Ended June 25, 2008
Twelve Weeks Ended September 19, 2007	4.41	3.52
Twelve Weeks Ended December 12, 2007	3.91	3.16
Twelve Weeks Ended March 5, 2008	3.79	2.71
Sixteen Weeks Ended June 25, 2008	3.00	1.75

At September 9, 2008, there were 5,468,316 shares of our common stock outstanding and 721 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•

Overview.    This section provides a general description of our business, as well as recent significant transactions or events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•

Results of operations.    This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal 2008 to fiscal 2007.

•

Financial condition and liquidity and capital resources.    This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of June 25, 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

Business

We are a specialty coffee roaster, wholesaler and retailer. Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The majority of our revenue is generated from wholesale customers located across the United States. Our wholesale operation sells a wide variety of whole bean and ground coffee as well in as single serve coffee products through a network of OCS distributors, chain and independent restaurants, coffeehouses, other hospitality operators and specialty retailers. We operate a large coffee roasting facility in Castroville, California that supplies freshly roasted coffee to all of our wholesale and retail customers.

We also sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company-operated and franchised retail locations. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees. As of June 25, 2008, we owned and operated 5 retail locations and franchised 118 other retail locations under these brands, for a total of 123 retail coffee outlets. Although the retail specialty coffee industry is presently dominated by a single company, which operates over seven thousand domestic retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $54 million. System-wide revenues include sales from company-operated and franchise locations. Our retail units are located in 28 states.

The Company’s costs of operations include cost of sales consisting of raw materials including green coffee beans, flavorings and packaging materials; a portion of our lease expense; the salaries and related expenses of production and distribution personnel; depreciation on production equipment; and freight and delivery expenses. Operating expenses included the salaries and related expenses for those employees directly supporting our wholesale distribution channels as well as those directly supporting franchise operations and development. In addition to salaries and associated costs, these expenses include some marketing expenses and a portion of our lease expense. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of our lease expense and the salaries and related expenses for personnel not elsewhere categorized.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue of certain items included in our statements of income for the years indicated:

	Year Ended June 25, 2008	Year Ended June 27, 2007
Net revenue:
Wholesale	84.4%	76.9%
Franchise revenue	6.1	9.6
Retail sales	9.5	13.5

Total revenue	100.0%	100.0%

Costs and expenses:
Cost of sales and related occupancy costs	77.4%	66.2%
Operating expenses	19.2	26.3
Depreciation and amortization	2.8	2.9
General and administrative expenses	18.2	18.2
Provision for goodwill and asset impairment	15.4	3.0
Loss on asset disposals	0.2	—

Total costs and expenses	133.2%	116.6%

Operating loss from continuing operations	(33.2)%	(16.6)%
Interest income and other, net	0.6	0.6

Loss from continuing operations before income tax benefit	(32.6)	(16.0)
Income tax benefit	1.2	5.8

Loss from continuing operations	(31.4)%	(10.2)%
Discontinued operations:
Loss from discontinued operations, net of income tax	—%	(4.4)%
Gain on sale of discontinued operations, net of income tax	1.7	9.8

Net loss	(29.7)%	(4.8)%

Sale of Retail Operations

The Company’s strategic direction is to focus on growing the wholesale business segment and the related distribution channels, including franchise stores. During the fiscal year ended June 27, 2007, the Company sold leaseholds and related assets of 32 Diedrich Coffee and Coffee People stores to Starbucks Corporation and seven additional stores to other third parties.

As part of the asset purchase agreement with Starbucks Corporation in fiscal year 2007, the Company agreed to a non-compete provision that for three years after the closing of the transaction, restricts the Company’s ability to operate or have any interest in the ownership or operation of any entity operating any retail specialty coffee stores in any city where a Company Store (as defined in the asset purchase agreement) was located at the time that the asset purchase agreement was executed. The non-compete provision applies only to stores opened after the date of the asset purchase agreement and does not apply to (1) any retail stores operated under the “Gloria Jean’s” brand name, (2) wholesale sales to retail businesses that are not operated by the Company, or other non-retail businesses, or (3) the conversion of company-operated stores existing on the date of the asset purchase agreement to franchise stores. The Company also agreed that it will not solicit any Starbucks Corporation employee to enter the Company’s employment for three years after the closing of the transaction.

Except for the one Diedrich Coffee store that we currently operate, our results of company-operated Diedrich Coffee and Coffee People retail operations are reported as discontinued operations for all periods presented. The financial results of company-operated Gloria Jean’s retail operations are reported as continuing operations for all periods presented.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial results of the retail operations that were sold or closed are reported as discontinued operations for all periods presented.

Results of Operations

Year Ended June 25, 2008 Compared To Year Ended June 27, 2007

Total Revenue.    Our revenue from continuing operations for the year ended June 25, 2008 increased by $9,733,000, to $46,340,000 from $36,607,000 for the year ended June 27, 2007. This result was the net effect of a 38.9% increase in wholesale revenue, an 11.2% decrease in retail sales, and a 19.1% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue.    Our wholesale sales for the year ended June 25, 2008 increased by $10,958,000, or 38.9%, to $39,103,000 from $28,145,000 for the year ended June 27, 2007. Wholesale sales to OCS and other third party wholesale sales increased $12,069,000, or 53.5% to $34,646,000 led by strong growth in the Keurig “K-cup” sales which increased by 61.6% or $11,810,000 from the prior year. Roasted coffee sales to franchisees decreased $1,111,000 for the year ended June 25, 2008 primarily because of a net decrease of 5.4% same store sales along with a net decrease of 25 retail stores during fiscal 2008 for the Gloria Jean’s domestic franchise system which reduced roasted coffee usage.

Franchise Revenue.    Our domestic franchise revenue decreased by $671,000, or 19.1%, to $2,843,000 for the year ended June 25, 2008 from $3,514,000 for the year ended June 27, 2007. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees and royalties received on sales at franchised locations. Of the decrease in domestic franchise revenue, $494,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 5.4% or $2,670,000 for the Gloria Jean’s brand in the current year compared to fiscal 2007. The balance of the decrease of $177,000 was due to fewer new franchise store openings and renewal fees compared to the prior year.

Retail Sales.    Our retail sales revenue for the year ended June 25, 2008 decreased by a net $554,000, or 11.2%, to $4,394,000 from $4,948,000 for the year ended June 27, 2007. This decrease was primarily due to a reduction of 4 company-operated stores during the current year along with a decrease in same store sales of 8.9% for Gloria Jean’s which was offset by an increase in same store sales for Diedrich of 2.1% compared to the prior year. Sales from our retail internet website increased by $392,000 from $1,156,000 in fiscal 2007 to $1,548,000 in fiscal 2008.

Cost of Sales and Related Occupancy Costs.    As a percentage of total revenue, cost of sales increased from 66.2% in fiscal 2007 to 77.4% in fiscal 2008. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 73.3% in fiscal 2007 to 82.5% in fiscal 2008. Retail cost of sales increased from 36.3% to 40.3% in the current year whereas wholesale cost of sales increased from 75.7% to 84.1% of wholesale sales in fiscal 2008 due to a higher percentage of higher cost Keurig business in the current year. Wholesale sales that carry a higher cost of goods sold than retail sales also increased as a percentage of the retail and wholesale sales mix from 85.0% to 89.9%.

Operating Expenses.    Total operating expenses for the year ended June 25, 2008 decreased $744,000 and as a percentage of total revenue, decreased from 26.3% in fiscal 2007 to 19.2% in the current year. This decrease resulted primarily from decreases in retail and franchise operating costs of $572,000 and $242,000, respectively. The operating expenses decrease was offset by an increase in wholesale operating costs of $70,000. The decrease in retail operating costs of $572,000 resulted from a $690,000 net decrease in costs associated with fewer retail stores offset by an increase of $118,000 in labor and marketing costs associated with the internet business. Franchise operating expense decreased by $242,000 and primarily resulted from a decrease in compensation of $182,000, marketing of $166,000, and legal, consulting and other of $268,000 and was partially offset by an increase in allowance for doubtful accounts of $374,000. Operating costs for wholesale increased $70,000 and was primarily related to a decrease in compensation costs of $219,000 associated with a reduction in headcount for wholesale food service. This decrease in wholesale operating costs was offset by increases in allowance for doubtful accounts of $148,000, marketing of $45,000, outside services of $52,000 and other costs of $44,000.

Depreciation and Amortization.    Depreciation and amortization increased $222,000, or 20.9% to $1,281,000 for the year ended June 25, 2008 from $1,059,000 for the year ended June 27, 2007 and was primarily the result of an increase in capital improvements at our Castroville roasting facility.

General and Administrative Expenses.    Our general and administrative expenses increased by $1,778,000, or 26.7%, to $8,439,000 for the year ended June 25, 2008 compared to $6,661,000 for the year ended June 27, 2007. The increase in general administrative expenses was due primarily to legal costs and settlement reserves of $1,328,000, along with $806,000 of costs associated with legal and consulting fees surrounding strategic planning and analysis. These costs were partially offset by a reduction in compensation costs of $264,000 primarily in bonus accruals along with decreases in insurance and other costs of $92,000. As a percentage of total revenue, general and administrative expenses decreased from 18.2% for fiscal 2007 to 17.7% for fiscal 2008.

Provision for goodwill and asset impairment.    We recorded an impairment charge of $7,161,000 during fiscal year 2008 to fully impair goodwill associated with our wholesale and franchise operations of $6,311,000 and $521,000, respectively. In addition, during fiscal 2008 we recorded an asset impairment charge of $329,000 to reduce the carrying value associated with four of our Gloria Jean’s company-owned coffeehouses. During fiscal 2007, we recorded an asset impairment charge of $1,073,000 to reduce the carrying value associated with four of our Gloria Jean’s coffeehouses and three Diedrich coffeehouses.

Interest Expense and Interest and Other Income, Net.    Interest and other income, net less interest expense totaled $306,000 for the year ended June 25, 2008 while interest and other income, net less interest expense totaled $206,000 for the year ended June 27, 2007. This change of $100,000 was primarily due to a net decrease in interest expense associated with borrowings on our credit facility during the current fiscal year compared to the prior year.

Income Tax Benefit.    We had losses from continuing operations for the years ended June 25, 2008 and June 27, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the income tax benefit generated by the loss from continuing operations were $537,000 and $2,120,000 for the years ended June 25, 2008 and June 27, 2007, respectively. As of June 25, 2008 net operating loss carryforwards of $14,273,000 and $13,731,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2027, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail.    As a result of the sale and closure of certain retail stores during the 2007 fiscal year, the results from this component of our business are presented as discontinued operations for the fiscal years ended June 25, 2008 and June 27, 2007 in accordance with SFAS No. 144. For the year ended June 25, 2008, gain on sale from discontinued operations was $771,000, net of $503,000 in taxes. For the year ended June 27, 2007, net income from discontinued operations was $1,984,000 net of $2,125,000 in taxes, including a gain of $3,580,000, net of $3,835,000 in taxes. For fiscal year ended June 27, 2007, the tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At June 25, 2008, we had working capital of $135,000, long term tax liabilities, deferred rent and deferred compensation of $677,000 and $9,742,000 of stockholders’ equity, compared to working capital of $8,592,000, total deferred rent and deferred compensation of $684,000 and $23,152,000 of stockholders’ equity at June 27, 2007. The decrease in working capital of $8,457,000 in the current fiscal year resulted primarily from current year losses from continuing operations of $14,547,000. The losses from continuing operations included a charge of $7,161,000 for the impairment of the Company’s goodwill from its wholesale and franchise operations along with an asset impairment to reduce the carrying value associated with four of our Gloria Jean’s coffeehouses.

Cash Flows

The following is a summary of our cash flows for each of the two years ended June 25, 2008 and June 27, 2007:

	June 25, 2008	June 27, 2007
Cash flows used in operating activities:
Net loss	$(13,776,000)	$(1,765,000)
Loss from discontinued operations, net	—	1,596,000
Gain on disposal of discontinued operations, net	(771,000)	(3,580,000)

Net loss from continuing operations	(14,547,000)	(3,749,000)
Net non-cash charges to income	10,534,000	1,039,000
Net increase in operating assets	(1,331,000)	(2,593,000)
Net increase (decrease) in operating liabilities	(670,000)	1,076,000

Cash flows used in continuing operating activities	(6,014,000)	(4,227,000)
Cash flows used in discontinued operations	(83,000)	(2,611,000)
Cash flows used in investing activities of continuing operations	(3,437,000)	(1,265,000)
Cash flows provided by investing activities of discontinuing operations	1,274,000	12,104,000
Cash flows provided by financing activities of continuing operations	2,057,000	290,000
Cash flows used in financing activities of discontinuing operations	—	(11,000)

Net increase (decrease) in cash	(6,203,000)	4,280,000
Cash at beginning of year	6,873,000	2,593,000

Cash at end of year	$670,000	$6,873,000

Capital commitments at end of year	$542,000	$4,478,000

The changes in cash from continuing operations in fiscal year 2008 as compared to fiscal year 2007 are more fully enumerated in the consolidated statements of cash flows in the accompanying consolidated financial statements.

The Company has incurred losses from continuing operations of $14,547,000 and $3,749,000 for the 2008 and 2007 fiscal years, respectively. Net cash used in continuing operations of $6,014,000 for fiscal 2008 resulted primarily from an increase in accounts receivable offset by an increase in accounts payable, of which was primarily attributable to the increased working capital needs due to a 38.9% increase in revenue from our wholesale business compared to fiscal 2007. Since the terms of our wholesale sales are credit, an increase in wholesale sales results in an increase in accounts receivable. Increase in our wholesale business also requires us to carry higher inventory to meet market demand. For fiscal 2007, cash used in continuing operations was $4,227,000 and was primarily the result of an increase in accounts receivable and inventories, offset by increases in accounts payable and accrued expenses as our wholesale business grew by 32.5% over fiscal 2006.

Cash flow used in operating activities of discontinued operations in 2008 and 2007 of $83,000 and $2,611,000 respectively, were primarily the result of the closure of retail stores and of losses in our retail operations before the sale transaction in fiscal year 2007.

Cash flows used by investing activities of continuing operations during fiscal 2008 totaled $3,437,000. During fiscal 2008, capital expenditures totaled $4,596,000 and was used to invest in property and equipment primarily related to our Castroville roasting facility of $3,550,000, wholesale of $226,000, retail stores of $293,000, and our home office facility of $527,000. These expenditures were partially offset by $1,092,000 of payments received on notes receivable. During fiscal 2007, a total of $2,442,000 was used to invest in property with $1,195,000, $335,000, $182,000 and $730,000 spent on our roasting facility, wholesale business, retail and home office facility. These expenditures were primarily offset by $1,180,000 of payments received on notes receivable. Cash flows provided by investing activities of discontinued operations for 2008 and 2007 of $1,274,000 and $12,121,000 respectively, were primarily the result of the sale of Diedrich Coffee and Coffee People retail stores to Starbucks and other third parties in 2007.

Net cash provided by financing activities of continuing operations for fiscal 2008 of $2,057,000 was primarily the result from borrowings under our credit facility. Net cash provided by financing activities of continuing operations for 2007 of $290,000 was primarily the result from the exercise of employee stock options during the 2007 fiscal year.

Outstanding Debt and Financing Arrangements

On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner also serves as the Chairman of the Board of Directors of the Company (the “Note Purchase Agreement”), which provided, at our election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. We have amended the Note Purchase Agreement from time to time and have agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2009. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of June 25, 2008, we had $2,000,000 of issued notes outstanding under the Note Purchase Agreement. As of June 25, 2008, the Company was in compliance with all covenants contained in the Note Purchase Agreement, as amended.

Pursuant to the original terms of the Note Purchase Agreement, as amended, we previously issued 4,219 warrants to Sequoia, which were outstanding as of June 25, 2008, and a total of 1,270,738 warrants were issuable to Sequoia upon a change in control for previous debt repayments under this facility. These warrants were cancelled in connection with the entry into the Loan Agreement and the issuance of the 2008 Sequoia Warrant (as defined below), and no further warrants shall be issued under the Note Purchase Agreement to Sequoia, as described below.

Pursuant to the original terms of the Note Purchase Agreement, as amended, the note balance was convertible into common stock of the Company. The amendment on August 26, 2008 provided that all notes issued under the Note Purchase Agreement are no longer convertible into common stock of the Company.

On August 26, 2008, we entered into an Amendment No. 1 to the 2001 Warrant, Amendment No. 4 to the Note Purchase Agreement and Cancellation of Note Purchase Warrant (collectively, the “Amendment”). The Amendment extended the maturity date of the Note Purchase Agreement and the notes issued thereunder until March 31, 2009 and reflected the agreement by Sequoia that we are only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due (unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change of control of the Company or an event of default). The Amendment also modified the definition of “change of control” contained in the Note Purchase Agreement such that the acquisition of a third party (other than the current Chairman of the Company’s Board of Directors and entities controlled by him) of 25% or more of the voting equity of the Company will constitute a change of control. Previously, the threshold was 15%.

Lastly, the Amendment changed the exercise price of the warrant to purchase 250,000 shares of common stock of the Company issued to Sequoia on May 8, 2001 (the “2001 Sequoia Warrant”), to $2.00 per share, subject to adjustment as provided in the 2001 Sequoia Warrant and the related registration rights agreement. Previously, the exercise price was $3.00 per share, subject to adjustment.

Loan Agreement:

On August 26, 2008, we entered into a new loan agreement with Sequoia (the “Loan Agreement”). The Loan Agreement provides for a $3 million term loan (the “Term Loan”). The Term Loan accrues interest from the funding date at LIBOR plus 5.30%, resetting on the first calendar day of each month. The Company is required to make regular monthly payments of interest, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default.

The Loan Agreement requires the Company to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan. The Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes under the Note Purchase Agreement and certain permitted indebtedness identified in the Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

In connection with the Loan Agreement and the Amendment, on August 26, 2008, we issued to Sequoia a warrant (the “2008 Sequoia Warrant”) to purchase 1,667,000 shares of common stock of the Company at an exercise price of $2.00 per share, which represented a premium of $0.25, or approximately 14%, over the $1.75 closing price of the Company’s common stock on such date.

Letter of Credit:

In addition, we entered into a Credit Agreement with Bank of the West on November 4, 2005. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2008. The letter of credit facility is secured by a deposit account at Bank of the West. As of June 25, 2008, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of June 25, 2008, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of June 25, 2008, the Company was in compliance with all Bank of the West agreement covenants.

Liquidity and Management Plans:

We incurred a net loss of $13.8 million which included a $7.2 million non-cash charge for asset impairment and reported net cash used in operating activities of $6.1 million during the year ended June 25, 2008. We had a cash balance of $670,000 and no ability to access credit under our Note Purchase Agreement as of June 25, 2008. The Note Purchase Agreement expires on March 31, 2009 and the $2 million balance on the note is due in full on that date. As described above, we have obtained the term loan in an amount of $3 million on August 26, 2008.

We have obtained commitments from our lender Sequoia, to extend the maturity date of the $2 million note due under the Note Purchase Agreement and provide additional financing as required.

In addition, our management has also been working on improvements in several areas that we believe will improve cash flow from operations:

•	Product pricing

•	Order fulfillment rates

•	Outbound freight costs

•	Packaging and portion size

•	Production efficiency

•	Material handling and storage costs

•	Inventory carrying costs

Our management has developed the Annual Operating Plan for the 2009 fiscal year and we expect a return to profitability and to generate positive cash flow in the year ahead. We have taken steps to shift focus of our available resources towards strengthening of the wholesale business segments in order to sustain our projected growth in fiscal 2009. However, there is no assurance that we will return to profitability or generate positive cash flow.

Our management believes that cash flow from operations, funds available to us from our credit agreements and additional lending commitments obtained from our lender Sequoia will be sufficient to satisfy working capital needs at the anticipated operating levels for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 25, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and commitments as of June 25, 2008:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Company-operated retail locations and other operating leases	$7,411	$2,244	$2,502	$1,259	$1,406
Franchise operated retail locations operating leases	13,360	2,666	4,424	3,309	2,961
Green coffee commitments	2,600	2,600	—	—	—
Note Payable	2,000	2,000	—	—	—

	$25,371	$9,510	$6,926	$4,568	$4,367

At June 25, 2008, the Company had capital commitments of $542,000 comprised of $210,000 for our roasting facility and $332,000 for corporate.

We have also entered into an employment agreement with one executive that provides for a severance payment of nine months salary in the event that this individual is terminated without cause. Our maximum liability for severance under this contract is currently $169,000. Because such amount is contingent, it has not been included in the above table.

We have obligations under non-cancelable operating leases for our coffee houses, roasting facility and administrative offices. Lease terms are generally for 10 to 20 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master leases for 45 franchised locations. Under our historical franchising business model, we executed the master leases for these locations, and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for making payments thereunder. Our maximum theoretical future exposure at June 25, 2008, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $13,360,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord that is less than the sum of all remaining future rents and other amounts payable.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the segments may ultimately prove to be significantly higher or lower, thereby causing the carrying value to be less than or to exceed the fair value and indicating impairment has or has not occurred. If our assumptions are incorrect, the carrying value of our goodwill may be understated or overstated. Our annual impairment measurement date is our fiscal year end. We fully impaired our goodwill as of June 25, 2008.

Estimated Liability for Closing Stores

We make decisions to close stores based on prospects for estimated future profitability and sometimes we are forced to close stores due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our management team evaluates each store’s performance every period. When stores continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve the performance of an unprofitable store. Based on the management team’s judgment, we estimate the future net cash flows. If we determine that the store will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the store, we may close the store. Additionally, franchisees may close stores for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed store if we decide not to operate it as a company-operated store. Effective January 1, 2003, we established the estimated liability on the actual closure date which is generally the date on which we cease to receive economic benefit from the unit. We also review the net cash flows to determine the need to provide for asset impairment.

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

Estimated Liability for Self-Insured Workers’ Compensation

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

Stock-Based Compensation

As discussed in the notes to consolidated financial statements, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. Prior to June 30, 2005, we elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Because of this election, we were required to make certain disclosures of pro forma net income assuming we had adopted SFAS No. 123. Starting June 30, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

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

Valuation Allowance for Net Deferred Tax Assets and Contingencies

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of June 25, 2008, our net deferred tax assets and related valuation allowance totaled approximately $7,215,000.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, (“SFAS No. 157”), “Fair Value Measurements.” This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement on Financial Accounting Standards No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued Statement on Financial Accounting Standards No. 141R, (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS No. 141R.

In December 2007, the FASB issued Statement on Financial Accounting Standards No. 160, (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS No. 160.

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

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of June 25, 2008.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of June 25, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of June 25, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 25, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information Regarding the Directors of Diedrich Coffee, Inc

Our directors are elected once a year at our annual meeting of stockholders. Our bylaws provide that our board of directors shall consist of between three and seven directors with the precise number to be determined by resolution of our board of directors. The authorized number of members of our board of directors is currently four.

Effective February 7, 2008, J. Russell Phillips no longer serves on our audit committee due to his appointment as our President and Chief Executive Officer. Although Mr. Phillips continues to serve as a director of our Company, as a result of his departure from the audit committee, we only have two directors who are eligible to serve on our audit committee. Nasdaq Rule 4350(d)(2)(A) provides, among other matters, that a registrant’s audit committee must consist of at least three independent directors.

We provided Nasdaq with written notice of this matter on February 7, 2008 and we will have until the earlier of our next annual meeting of stockholders or February 7, 2009 to regain compliance with Nasdaq Rule 4350(d)(2)(A). The board of directors has been undertaking a search for an additional independent director who will serve on the audit committee.

The following table lists our directors and provides their respective ages and titles as of June 25, 2008.

Name	Age	Title	Director Since

Paul C. Heeschen (1)	51	Chairman of the Board of Directors	1996

Gregory D. Palmer (2)	51	Director	2006

J. Russell Phillips	58	Director, President and Chief Executive Officer	2007

Timothy J. Ryan (1) (2)	68	Director	2005

(1)	Member of the compensation committee of the board of directors.

(2)	Member of the audit committee of the board of directors.

There are no family relationships among any of the directors or executive officers of Diedrich Coffee. The principal occupation for at least the last five years of each director, as well as other information, is set forth below.

Paul C. Heeschen joined our board of directors in January 1996. In February 2001, the board of directors elected him as Chairman. For the past 15 years, Mr. Heeschen has been a Principal of Heeschen & Associates, a private investment firm. He is also the sole general partner of Sequoia Enterprises, LP, D.C.H., LP and a trustee of the Paul C. Heeschen Revocable Living Trust, each of which are stockholders of Diedrich Coffee. Mr. Heeschen serves on the board of directors of PC Mall, Inc., a publicly traded supplier of technology solutions for business, government and educational institutions, as well as consumers.

Gregory D. Palmer joined our board of directors in September 2006. From January 1998 to June 2006, Mr. Palmer was the President and Chief Executive Officer of RemedyTemp, Inc., a staffing services company. Mr. Palmer also served as a director of RemedyTemp, Inc. from January 2001 to June 2006.

J. Russell Phillips joined our board of directors on April 18, 2007 through appointment by our board of directors. On February 7, 2008, Mr. Phillips was appointed our Chief Executive Officer. From 2004 to 2008, Mr. Phillips served as Managing Principal of Transom Partners, an executive consultancy group that facilitates and develops new strategies with CEOs and executive teams. From 1994 to 2004, Mr. Phillips served as Chief Executive Officer and President of SHURflo, the leading manufacturer of high quality precision pumps, controls, motors and systems serving the food service, industrial and RV/marine markets. From 1972 to 1994, Mr. Phillips worked for several pump companies in various managerial capacities.

Timothy J. Ryan joined our board of directors in October 2005. Mr. Ryan previously served as our Chief Executive Officer from November 1997 to October 2000. Since April 1999, he has been a director of Rubio’s Restaurants, Inc., a publicly traded fast-casual fresh Mexican grill restaurant chain. From December 1995 to December 1996, Mr. Ryan served as President and Chief Operating Officer of Sizzler U.S.A., a division of Sizzler International, Inc., and as a director of Sizzler International, Inc., of which he also served as a Senior Vice President. From November 1988 to December 1993, Mr. Ryan served as Senior Vice President of Marketing at Taco Bell Worldwide and, from December 1993 to December 1995, he served as Senior Vice President of Taco Bell’s Casual Dining Division.

Committees of the Board of Directors

The Company has two standing committees: an audit committee and a compensation committee. Each member of the audit and compensation committees of the board of directors has been determined by our board of directors to be “independent.” The committees operate under written charters that are available for viewing on the “Investor Services” segment of our website: www.diedrich.com.

Audit Committee

It is the responsibility of the audit committee to oversee our accounting and financial reporting processes and the audits of our financial statements. In addition, the audit committee assists the board of directors in its oversight of our compliance with legal and regulatory requirements. The specific duties of the audit committee include monitoring the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selecting our independent registered public accounting firm; monitoring the independence and performance of our independent registered public accounting firm; and facilitating communication among the independent registered public accounting firm, our management and our board of directors. The audit committee has the authority to conduct any investigation appropriate to fulfill its responsibilities and has direct access to all of our employees and the independent registered public accounting firm. The audit committee also has the authority to retain, at our expense and without further approval of the board of directors, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties.

The audit committee met four times during the 2008 fiscal year and otherwise accomplished its business without formal meetings. During the 2008 fiscal year, the audit committee was composed of three members: Mr. Palmer, Mr. Ryan and Mr. Phillips, until his appointment as our Chief Executive Officer on February 7, 2008. Our board of directors has determined that each of Mr. Palmer and Mr. Ryan is “independent” within the meaning of the enhanced independence standards contained in Nasdaq Marketplace Rule 4350(d) and regulations adopted by the Securities and Exchange Commission that relate specifically to members of audit committees. Our board of directors has also determined that Mr. Ryan is qualified to serve as our “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.

As a result of Mr. Phillips’ resignation from the Company’s audit committee due to his appointment as our President and Chief Executive Officer on February 7, 2008, we became non-compliant with Nasdaq’s audit committee requirements as set forth in Nasdaq Marketplace Rule 4350, which requires Nasdaq-listed companies to have an audit committee consisting of at least three independent members. On February 12, 2008, we received a Nasdaq Staff Deficiency Letter indicating that we no longer complied with Nasdaq’s audit committee requirements as set forth in Nasdaq Marketplace Rule 4350. Nasdaq has requested that we provide evidence of compliance with Rule 4350 on or before the earlier of our next annual stockholders meeting or February 7, 2009. We have been undertaking a search for an additional independent director who will serve on the audit committee and intend to be fully compliant with Nasdaq requirements as soon as possible. The audit committee charter was filed with the Securities and Exchange Commission on October 29, 2004 with our 2004 Definitive Proxy Statement.

Information Regarding Executive Officers of Diedrich Coffee, Inc.

Diedrich Coffee’s executive officers as of June 25, 2008 are as follows:

Name	Age	Position(s) Held

J. Russell Phillips	58	Director, President and Chief Executive Officer

Sean M. McCarthy	47	Chief Financial Officer and Secretary

Kimberly A. Myers	38	Vice President—Marketing, Gloria Jean’s

James L. Harris	44	Vice President—Sales

The following is information regarding those persons currently serving as executive officers of Diedrich Coffee:

J. Russell Phillips became our Chief Executive Officer on February 7, 2008. See “Information Regarding the Directors of Diedrich Coffee, Inc.” for information relating to Mr. Phillips.

Sean M. McCarthy became our Chief Financial Officer and Secretary in January 2006, after serving as Vice President, Controller of Diedrich Coffee since April 2004. From February 2003 to April 2004, Mr. McCarthy was Vice President of ASM Hospitality Group, a privately owned consulting company. From June 1998 to February 2003, Mr. McCarthy served in various financial capacities for FRD Acquisition Company, Inc. (d/b/a. Coco’s & Carrows Restaurants), a subsidiary of Advantica Restaurants Group, Inc., a publicly traded food service company, first as Manager, Field Finance, then Manager, Financial Planning & Analysis, and finally as Director, Finance. From May 1997 to June 1998, Mr. McCarthy was a Business Analyst for Taco Bell, Inc. From August 1986 through May 1997, Mr. McCarthy served in various accounting and financial capacities for El Torito Restaurants, a subsidiary of Family Restaurants, Inc. Mr. McCarthy earned a B.S. degree in business management from Pepperdine University and a master’s degree in business administration from the University of Southern California.

Kimberly A. Myers joined Diedrich Coffee in September 2006 as Vice President—Marketing of our Gloria Jean’s subsidiary. From October 2002 to August 2006, Ms. Myers took a leave from work to pursue philanthropic interests in primary education related initiatives. From December 2000 to September 2002, Ms. Myers was Vice President of Brand Marketing for Johnny Rockets Group, Inc., a privately owned food service company. Ms. Myers terminated from the Company effective July 2, 2008.

James L. Harris joined Diedrich Coffee in June 2008 as Vice President—Sales. From late 2007 to 2008, Mr. Harris was with Hansen’s Beverage Company, a publicly owned company and manufacturer and seller of premium beverages and Monster Energy Drink, as the Vice President of International Sales. From 1997 to 2007, Mr. Harris was with FIJI Water, LLC, a privately owned manufacturer and seller of premium-bottled water in a variety of capacities ultimately serving as the Senior Vice President of Sales, Western Region. From 1991 to 1997, Mr. Harris was with Haagen-Dazs Ice Cream first as an Account Executive and ultimately as a Division Manager. From 1985 to 1991, Mr. Harris worked for Pepsi-Cola Bottling Group working his way up to Account Executive and relocating to Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These Section 16 reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16 forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from Section 16 reporting persons, we believe that during our fiscal year ended June 25, 2008, all Section 16 reporting persons complied with all applicable filing requirements.

Code of Conduct

We have adopted a code of conduct that describes the ethical and legal responsibilities of all of our employees and, to the extent applicable, the members of our board of directors. This code includes, but is not limited to, the requirements of the Sarbanes-Oxley Act of 2002 pertaining to codes of ethics for chief executives and senior financial and accounting officers. Our board of directors has reviewed and approved this code of conduct. Our employees agree in writing to comply with the code at commencement of employment and periodically thereafter. Our employees are encouraged to report suspected violations of the code through various means, and they may do so anonymously. Our code of conduct is available for viewing on the “Investor Services” segment of our website: www.diedrich.com. If we make substantive amendments to the code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting officer, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website and/or in a report on Form 8-K in accordance with applicable rules and regulations

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth compensation earned or paid during the fiscal year ended June 25, 2008 by our Chief Executive Officer and two other most highly compensated executive officers who were serving as our executive officers at the end of the last completed fiscal year and two former executive officers for whom disclosure would have been required but for the fact that they were not serving as executive officers at the end of the last completed fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
J. Russell Phillips,	2008	$105,769	$—	$99,908	$26,917	(4)	$232,594
President and Chief Executive Officer (3)	2007	—	—	—	—		—

Sean M. McCarthy,	2008	214,425	—	—	4,014	(5)	218,439
Chief Financial Officer and Secretary	2007	200,000	100,000	7,166	3,788	(6)	310,954

Kimberly A. Myers,	2008	167,792	—	19,992	1,206	(8)	188,990
Vice President—Marketing, Gloria Jean’s (7)	2007	115,031	2,884	7,614	—		125,529

Stephen V. Coffey,	2008	—	—	—	480,000	(10)	480,000
Former Chief Executive Officer (9)	2007	—	—	—	720,000	(10)	720,000

Pamela J. Britton,	2008	77,203	—	—	200,699	(12)	277,902
Former President and Chief Operating Officer, Gloria Jean’s (11)	2007	235,000	23,758	—	12,640	(13)	271,398

(1)	Bonuses identified in this column for fiscal year 2007 were discretionary and paid out based on the completion of the Starbucks Corporation transaction.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 and 2007 fiscal years for the fair value of stock options for each of the named executive officers in accordance with SFAS No. 123R. Pursuant to rules of the Securities and Exchange Commission, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2008 and 2007 grants, refer to Note 1 to our consolidated financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be received by the named executive officers. There were no forfeitures of stock awards during fiscal 2008 by our named executive officers other than by Ms. Britton, who forfeited stock awards covering 35,000 shares of common stock in connection with the termination of her employment on November 2, 2007.

(3)	Mr. Phillips became our President and Chief Executive Officer in February 2008. Mr. Phillips’ annual base salary is $275,000.

(4)	Consists of a signing bonus payment in the amount of $25,000 and health fitness membership reimbursement in the amount of $1,917.

(5)	Consists of 401(k) matching contributions by Diedrich Coffee in the amount of $2,077 and health fitness membership reimbursement in the amount of $1,937.

(6)	Consists of 401(k) matching contributions by Diedrich Coffee in the amount of $2,000 and health fitness membership reimbursement in the amount of $1,788.

(7)	Ms. Myers resigned from her position with Diedrich Coffee effective July 2, 2008.

(8)	Consists of 401(k) matching contributions by Diedrich Coffee in the amount of $1,206.

(9)	Mr. Coffey resigned from his position with Diedrich Coffee effective February 7, 2008.

(10)	In consideration for Mr. Coffey serving as the Chief Executive Officer of Diedrich Coffee, Mr. Coffey’s engagement agreement provided that his management company would be paid a fee of $60,000 per month. In addition, if we are acquired by any person, other than a current affiliate, within 12 months of February 7, 2008, the termination date of the engagement, and the per share consideration paid in connection with the acquisition multiplied by the then-outstanding shares of capital stock is greater than the market capitalization at February 7, 2008, Mr. Coffey’s management company will receive an additional bonus equal to 5.0% of the difference of the disposition value less the termination market capitalization.

(11)	Ms. Britton resigned from her position with Diedrich Coffee effective November 2, 2007.

(12)	Consists of payments in the amount of $178,182 for severance payment, $20,559 for accrued vacation payout, health fitness membership reimbursement in the amount of $903 and 401(k) matching contributions by Diedrich Coffee in the amount of $1,055.

(13)	Consists of payments for employee’s medical plan of $2,576 (and retroactive “catch-up” payments of $6,439) and 401(k) matching contributions by Diedrich Coffee in the amount of $2,077 and health fitness membership reimbursement in the amount of $1,548.

Employment Agreements with Current Named Executive Officers

J. Russell Phillips.    Effective February 7, 2008, Mr. Phillips entered into an employment agreement with us appointing him President and Chief Executive Officer. Mr. Phillips’s agreement provided for compensation consisting of, among other things, (i) an annual base salary of $275,000 and (ii) a grant of options to purchase 275,000 shares of our common stock, (the “Options”) pursuant to a Stock Option Agreement described below. In addition, Mr. Phillips will be eligible to receive (i) a bonus equal to up to 75% of his annual base salary, 80% of which would be paid upon achievement of certain defined objectives and 20% of which would be paid based upon the discretion of our compensation committee and (ii) benefits under all other benefit plans generally provided to our other executive officers.

Mr. Phillips’s Options granted under the Stock Option Agreement will consist of non-qualified options to purchase up to 275,000 shares of our common stock, which vest over three (3) years, with one-third (1/3) of the options vesting on each anniversary of the effective date until all options have vested. The Options will fully vest and become immediately exercisable upon a change of control (as such term is defined in the Employment Agreement). Unless an earlier termination occurs, the Options will expire ten years after the effective date of the Stock Option Agreement.

Sean M. McCarthy.    On January 1, 2006, Mr. McCarthy was promoted to Chief Financial Officer. His letter agreement with us provided for an annual base salary of $200,000 and an annual incentive bonus of up to 25% of his annual base salary. Effective May 1, 2008, our Compensation Committee approved the following compensatory arrangements for Mr. McCarthy: (i) annual base salary of $225,000; (ii) an annual bonus of up to

40% of his annual base salary based upon objective performance criteria; (iii) a severance payment equal to nine months of annual base salary if Mr. McCarthy is terminated by us without cause, provided that he executes customary releases of us; and (iv) in the event of a “change of control,” Mr. McCarthy shall be entitled to a stock appreciation payment upon consummation of the change of control transaction provided that he executes a general release of us.

Employment Agreements with Former Executive Officers

Stephen V. Coffey.    Effective December 14, 2005, Mr. Coffey entered into an engagement agreement with us appointing him Chief Executive Officer. Mr. Coffey’s engagement agreement provided that his management company would be paid a fee of $60,000 per month. In addition, if we are acquired by any person, other than a current affiliate, within 12 months of February 7, 2008, the termination date of the engagement, and the per share consideration paid in connection with the acquisition multiplied by the then-outstanding shares of capital stock is greater than the market capitalization at February 7, 2008, Mr. Coffey’s management company will receive an additional bonus equal to 5.0% of the difference of the disposition value less the termination market capitalization. On February 7, 2008, Mr. Coffey resigned as our Chief Executive Officer.

Stephen W. Leach.    On April 2, 2008, Mr. Leach resigned effective April 30, 2008. In connection with his resignation, Mr. Leach entered into a Severance and Consultant Agreement and General Release (the “Severance Agreement”). The Severance Agreement entitles Mr. Leach to a payment of $32,133.36 paid out in one lump sum, less statutorily required deductions. In addition, the Separation Agreement, among other things, contains (i) a consulting agreement for a period of two months through and including June 30, 2008, and on a month-to-month basis thereafter (ii) a general release of us by Mr. Leach for any and all claims which he may hold, (ii) provisions related to nondisclosure of trade secrets and confidentiality. Mr. Leach’s departure did not involve any disagreement with us.

Change in Control Agreements

Potential Payments Upon Termination or Change in Control

Some of our officers are entitled to receive certain payments upon a change in control under individual employment agreements or may be entitled to receive certain payments under severance agreements. In addition, our board of directors may in its discretion accelerate the vesting of options upon a change in control.

Upon a termination for cause, officers are not entitled to receive compensation after such termination and their options terminate upon such termination. In the event of an involuntary not for cause termination, termination following a change in control and in the event of disability of the executive officer, certain executive officers may be entitled to receive compensation or payments upon such termination as described below. The amounts shown below assume that such termination was effective as of June 25, 2008 and use the closing price of our common stock as of June 25, 2008 ($2.21), and thus include amounts earned through such time. These figures are estimates of the amounts that would be paid out to the executive officers upon their termination. The actual amounts to be paid can only be determined at the time of such executive officer’s separation from Diedrich Coffee.

J. Russell Phillips.    In the event of a change of control, (as such term is defined in Mr. Phillips’s Employment Agreement), Mr. Phillips’ shall be entitled to receive, upon timely execution of a general release of us, (i) a payment in cash equal to 100% of the base salary and (ii) benefits as set forth in the Stock Option Agreement. As described above, upon a change of control, his Options granted under the Stock Option Agreement will fully vest and become immediately exercisable.

Sean M. McCarthy.    As described above, a (i) severance payment equal to nine months of annual base salary if Mr. McCarthy is terminated by us without cause, provided that he executes customary release of us; and

(ii) in the event of a “change of control,” Mr. McCarthy shall be entitled to a stock appreciation payment upon consummation of the change of control transaction provided that he executes a general release of us. A change of control is defined as a transaction that results in a non-affiliate of us acquiring 90% of our outstanding common stock. A stock appreciation payment is equal to the product of (i) the difference determined by subtracting $5.00 from the per share price at which at least 90% of our outstanding common stock is acquired, multiplied by (ii) 100,000. Because the disposition value in the event of such an acquisition is indeterminable, the payment to Mr. McCarthy is not calculable.

Stephen V. Coffey.    As described above, if we are acquired by any person, other than a current affiliate, within 12 months of February 7, 2008, the termination date of Mr. Coffey’s engagement, and the per share consideration paid in connection with the acquisition multiplied by the then-outstanding shares of capital stock is greater than the market capitalization at the end of the engagement, Mr. Coffey’s management company will receive a bonus equal to 5.0% of the difference of the disposition value less the termination market capitalization. Because the disposition value in the event of such an acquisition is indeterminable, the payment to Mr. Coffey’s management company would receive in the event of such termination is not calculable.

Outstanding Equity Awards at the 2008 Fiscal Year End

The following table sets forth information relating to stock options held by the named executive officers as of June 25, 2008. Ms. Britton exercised 20,000 options to purchase common stock during the fiscal year ended June 25, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable		Unexercisable
J. Russell Phillips	7,500	(1)	7,500	(1)	$3.83	4/18/2017
	—		15,000	(1)	3.58	12/11/2017
	—		275,000	(2)	3.23	2/07/2018
Sean M. McCarthy	20,000	(2)	—		3.69	4/26/2014
Kimberly A. Myers (3)	6,667	(2)	13,333	(2)	3.81	4/18/2017
Stephen V. Coffey (4)	—		—		—	—
Pamela J. Britton (5)	20,000	(2)	—		2.84	2/26/2011
	15,000	(2)	—		3.80	6/1/2011
	20,000	(2)	—		3.97	9/27/2012

(1)	These options vest over a two-year period at a rate of one-half per year.

(2)	These options vest over a three-year period at a rate of one-third per year.

(3)	Ms. Myers resigned from her position with Diedrich Coffee effective July 2, 2008 and her unexercised options were cancelled on August 1, 2008.

(4)	Mr. Coffey resigned from his position with Diedrich Coffee effective February 7, 2008.

(5)	Ms. Britton resigned from her position with Diedrich Coffee effective November 2, 2007 and her unexercised options were cancelled on December 21, 2007.

Director Compensation

Directors who are also our employees receive no extra compensation for their service on the board of directors. Non-employee directors receive an annual fee of $12,000, which is paid quarterly. In addition, non-employee directors earn fees of $1,000 per board meeting attended in person, $500 per board meeting attended telephonically and $500 per committee meeting attended, whether in person or telephonically. Non-employee directors are also reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board of directors and its committees. In the fiscal year ended June 25, 2008, Mr. Heeschen earned $18,500, Mr. Palmer earned $18,500, Mr. Phillips, as a former director, earned $13,500, and Mr. Ryan earned $20,000. In addition, non-employee directors are eligible to receive stock option grants under the Diedrich Coffee, Inc. 2000 Equity Incentive Plan. In the fiscal year ended June 25, 2008, each person who was then a non-employee director was granted 15,000 stock options under the 2000 Equity Incentive Plan.

Under our 2000 Equity Incentive Plan, each non-employee director automatically receives, upon first becoming a director, a one-time grant of an option to purchase up to 15,000 shares of our common stock. The initial options vest and become exercisable with respect to 50% of the underlying shares upon the earlier of the first anniversary of the grant date or immediately before the first annual meeting of stockholders following the grant date, provided that the recipient has remained a non-employee director for the entire period from the grant date to such earlier date. The remaining 50% of the underlying shares vest upon the earlier of the second anniversary of the grant date or immediately before the second annual meeting of stockholders following the grant date, provided that the recipient has remained a non-employee director for the entire period from the grant date to such date. In addition to the initial grant, each non-employee director also automatically receives, upon re-election to our board of directors, an additional option to purchase up to 15,000 shares of our common stock. These additional options vest and become exercisable upon the earlier of the first anniversary of the grant date or immediately before the annual meeting of stockholders following the grant date, provided that the recipient has remained a non-employee director for the entire period from the grant date to such date. In addition to the initial and additional options, under the 2000 Equity Incentive Plan, each director, including each non-employee director, is eligible to receive other awards under the 2000 Equity Incentive Plan at the discretion of the administrator of the plan.

All non-employee director options granted under the 2000 Equity Incentive Plan have a term of ten years and an exercise price equal to the fair market value of our common stock on the date of grant. Vesting of non-employee director options granted under the 2000 Equity Incentive Plan accelerates in certain circumstances in connection with a change in control. During the fiscal year ended June 25, 2008, an aggregate of 60,000 options to purchase shares of our common stock were issued to non-employee directors under the 2000 Equity Incentive Plan. 15,000 of the 60,000 options granted were granted to Mr. Phillips while serving as a non-employee director.

Director Compensation Table

The following table shows the 2008 fiscal year compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Paul C. Heeschen	$18,500	$23,313	$41,813
Gregory D. Palmer	18,500	31,542	50,042
J. Russell Phillips (2)	13,500	29,386	42,886
Timothy J. Ryan	20,000	27,034	47,034

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options for each of the directors in accordance with SFAS No. 123R. Pursuant to rules of the Securities and Exchange Commission, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2008 grants, refer to Note 1 to our consolidated financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be received by the directors.

(2)	The amounts reflected represent Mr. Phillips compensation as a non-employee member of the board of directors and excludes compensation as our President and Chief Executive Officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 25, 2008 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock;

•	each of our directors and nominees;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws. The table below includes the number of shares underlying options and warrants that are exercisable within 60 days from September 25, 2008.

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)		Percent Of Class (%)(2)
Sequoia Enterprises, LP 450 Newport Center Drive, Suite 450 Newport Beach, CA 92660	3,940,604	(3)	53.4

Financial & Investment Management Group, LTD 111 Cass Street, Traverse City, MI 49684	766,672	(4)	14.0

D.C.H., L.P. 450 Newport Center Drive, Suite 450 Newport Beach, CA 92660	419,268	(5)	7.7

Clarus Capital Group Management LP 237 Park Avenue, Suite 900 New York, NY 10017	287,733	(6)	5.3

Paul C. Heeschen	4,428,543	(7)	59.4

Timothy J. Ryan	45,000	(8)	*

Gregory D. Palmer	22,500	(9)	*

J. Russell Phillips	7,500	(10)	*

Sean M. McCarthy	20,000	(11)	*

All directors and executive officers as a group (7 persons)	4,535,209	(12)	60.0

*	Less than 1%

(1)	Unless otherwise indicated, the address of each person in this table is c/o Diedrich Coffee, Inc., 28 Executive Park, Suite 200, Irvine, California 92614, Attn: Corporate Secretary.

(2)	Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of September 25, 2008 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(3)	Paul C. Heeschen, the chairman of our board of directors, is the sole general partner of this limited partnership with voting and investment power as to all shares beneficially owned by the limited partnership. Includes 250,000 shares subject to warrants that are immediately exercisable and will expire on May 8, 2011, and 1,667,000 shares subject to warrants that are immediately exercisable and will expire on August 26, 2013.

(4)	According to the Schedule 13G, filed on July 18, 2008, Financial & Investment Management Group, LTD (“FIMG”) is a registered investment advisor that manages individual client accounts. All 766,672 shares represented in that filing have shared voting power and are held in accounts owned by the clients of FIMG. FIMG disclaims beneficial ownership of all such shares.

(5)	Paul C. Heeschen, the Chairman of our board of directors, is the sole general partner of this limited partnership with voting and investment power as to all shares beneficially owned by the limited partnership.

(6)	Includes sole voting power relating to 235,713 and shared voting power relating to 52,020 shares beneficially owned by Clarus Capital Group Management LP. The general partner to Clarus Capital Group Management LP is Clarus Capital Management, LLC. Ephraim Fields is the managing member of Clarus Capital Group Management, LLC and as such controls Clarus Capital Group Management LP.

(7)	Includes (i) 3,940,604 shares beneficially owned by Sequoia Enterprises, LP (250,000 shares subject to warrants that are immediately exercisable and will expire on May 8, 2011 and 1,667,000 shares subject to warrants that are immediately exercisable and will expire on August 26, 2013), and (ii) 419,268 shares beneficially owned by D.C.H., LP. Mr. Heeschen is the sole general partner of each of these partnerships with voting and investment power as to all of such shares. Includes 68,421 shares owned personally by Mr. Heeschen (67,500 shares subject to options that are exercisable within 60 days), and 250 shares held by Paul C. Heeschen Revocable Living Trust.

(8)	Includes 45,000 shares subject to options that are exercisable within 60 days.

(9)	Includes 22,500 shares subject to options that are exercisable within 60 days.

(10)	Includes 7,500 shares subject to options that are exercisable within 60 days.

(11)	Includes 20,000 shares subject to options that are exercisable within 60 days.

(12)	Includes 2,091,166 shares subject to options and warrants that are exercisable within 60 days.

Equity Compensation Plan Information.

The following table summarizes the equity compensation plans under which our common stock may be issued as of June 25, 2008.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	343,300(1)	$4.26	749,750(2)

Equity compensation plans not approved by security holders	275,000(3)	$3.23	—

Total	618,300	$3.80	749,750

(1)	Represents options to purchase shares of our common stock issued under: the Diedrich Coffee, Inc. 2000 Equity Incentive Plan; the 2000 Non-Employee Directors Stock Option Plan; the Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan; and the Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan.

(2)	Represents securities available for issuance under the Diedrich Coffee, Inc. 2000 Equity Incentive Plan.

(3)	Represents options to purchase shares of our common stock issued under the J. Russell Phillips Stock Option Agreement. The Company will seek stockholder approval of the Stock Option Agreement at the Company’s next annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Loan Agreement.    On August 26, 2008, we entered into a loan agreement with Sequoia, a limited partnership whose sole general partner also serves as the Chairman of the Board of Directors of the Company.

The Loan Agreement provides for a $3 million Term Loan to the Company. The Term Loan accrues interest from the funding date at LIBOR plus 5.30%, resetting on the first calendar day of each month. The Company is required to make regular monthly payments of interest, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default.

The Loan Agreement requires the Company to refrain from further borrowings under the Company’s existing Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan. The Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes under the Note Purchase Agreement and certain permitted indebtedness identified in the Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

In connection with the Loan Agreement and the Amendment, on August 26, 2008, the Company issued to Sequoia a warrant (the “2008 Sequoia Warrant”) to purchase 1,667,000 shares of common stock of the Company at an exercise price of $2.00 per share, which represented a premium of $0.25, or approximately 14%, over the $1.75 closing price of the Company’s common stock on such date.

Consistent with the Company’s procedures for approving related party transactions, the audit committee of the Board of Directors, comprised of Timothy J. Ryan and Gregory D. Palmer, authorized and approved the Loan Agreement, the Amendment, the 2008 Warrant and the transactions contemplated thereby.

Director Independence.    Our board of directors has affirmatively determined that each of Paul C. Heeschen, Gregory D. Palmer and Timothy J. Ryan is “independent” within the meaning of Nasdaq Marketplace Rule 4200(a)(15). During its review, the board of directors considered transactions and relationships between each director or any member of his or her immediate family and Diedrich Coffee and its subsidiaries and affiliates.

Mr. Heeschen’s daughter became employed with the Company as a part-time marketing intern effective August 19, 2008 with base pay at $12.00 per hour. The board of directors considered this relationship and concluded that it was not a material relationship that would impair Mr. Heeschen’s independence.

Item 14.	Principal Accountant Fees and Services.

The following table presents the aggregate fees billed by BDO Seidman, LLP for services provided during our 2008 and 2007 fiscal years.

	2008	2007
Audit Fees	$308,000	$312,000
Audit Related Fees	32,000	88,000
Tax Fees	145,000	57,000

Total	$485,000	$457,000

Audit Fees.    The fees identified under this caption were for professional services rendered by BDO Seidman, LLP for fiscal years 2008 and 2007 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees.    The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit Fees.” Audit-related fees consisted primarily of fees paid for Securities and Exchange Commission reporting matters and consents related to our uniform franchise offering circulars.

Tax Fees.    Tax fees consist principally of assistance related to tax compliance and reporting.

Approval Policy.    Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2008 and 2007 were pre-approved by the audit committee.

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

DIEDRICH COFFEE, INC.

October 8, 2008	By:	/s/ J. RUSSELL PHILLIPS
J. Russell Phillips
Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL HEESCHEN Paul Heeschen	Chairman of the Board of Directors	October 8, 2008

/s/ J. RUSSELL PHILLIPS J. Russell Phillips	Director, President and Chief Executive Officer	October 8, 2008

/s/ SEAN M. MCCARTHY Sean M. McCarthy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 8, 2008

/s/ TIMOTHY J. RYAN Timothy J. Ryan	Director	October 8, 2008

/s/ GREGORY D. PALMER Gregory D. Palmer	Director	October 8, 2008

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diedrich Coffee, Inc.:

We have audited the accompanying consolidated balance sheets of Diedrich Coffee, Inc. and subsidiaries (the “Company”) as of June 25, 2008 and June 27, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended June 25, 2008. In connection with our audits of the consolidated financial statements, we also have audited the supplementary information included in Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diedrich Coffee, Inc. and subsidiaries as of June 25, 2008 and June 27, 2007, and the results of their operations and their cash flows for each of the two years in the period ended June 25, 2008, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As more fully described in Note 11 to the consolidated financial statements, effective June 28, 2007, the Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

/s/ BDO Seidman, LLP

Costa Mesa, California

October 8, 2008

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 25, 2008	June 27, 2007
Assets
Current assets:
Cash	$670,000	$6,873,000
Restricted cash and short term investments	623,000	669,000
Accounts receivable, less allowance for doubtful accounts of $508,000 at June 25, 2008 and $163,000 at June 27, 2007	5,015,000	4,069,000
Inventories	4,652,000	4,323,000
Income tax refund receivable	—	533,000
Current portion of notes receivable, less allowance of $247,000 at June 25, 2008 and $63,000 at June 27, 2007	1,074,000	1,031,000
Advertising fund assets, restricted	6,000	339,000
Prepaid expenses	412,000	252,000

Total current assets	12,452,000	18,089,000
Property and equipment, net	7,327,000	4,437,000
Goodwill	—	6,832,000
Notes receivable, less allowance of $0 at June 25, 2008 and $75,000 at June 27, 2007	2,663,000	3,386,000
Cash surrender value of life insurance policy	162,000	430,000
Other assets	132,000	159,000

Total assets	$22,736,000	$33,333,000

Liabilities and Stockholders’ Equity

Current liabilities:
Liabilities of discontinued operations	$89,000	$125,000
Note payable, net of discount	1,741,000	—
Accounts payable	5,169,000	3,814,000
Accrued compensation	1,412,000	2,052,000
Accrued expenses	2,232,000	1,725,000
Franchisee deposits	587,000	674,000
Deferred franchise fee income	34,000	82,000
Advertising fund liabilities	204,000	339,000
Accrued provision for store closure	849,000	686,000

Total current liabilities	12,317,000	9,497,000
Income tax liability	261,000	—
Deferred rent	190,000	216,000
Deferred compensation	226,000	468,000

Total liabilities	12,994,000	10,181,000

Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,468,000 shares at June 25, 2008 and 5,448,000 shares at June 27, 2007	55,000	54,000
Additional paid-in capital	60,281,000	59,671,000
Accumulated deficit	(50,594,000)	(36,573,000)

Total stockholders’ equity	9,742,000	23,152,000

Total liabilities and stockholders’ equity	$22,736,000	$33,333,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 25, 2008	Year Ended June 27, 2007
Net revenue:
Wholesale and other	$39,103,000	$28,145,000
Franchise revenue	2,843,000	3,514,000
Retail sales	4,394,000	4,948,000

Total revenue	46,340,000	36,607,000

Costs and expenses:
Cost of sales and related occupancy costs (exclusive of depreciation shown separately below)	35,886,000	24,244,000
Operating expenses	8,887,000	9,631,000
Depreciation and amortization	1,281,000	1,059,000
General and administrative expenses	8,439,000	6,661,000
Provision for goodwill and asset impairment	7,161,000	1,073,000
Loss on asset disposals	76,000	14,000

Total costs and expenses	61,730,000	42,682,000

Operating loss from continuing operations	(15,390,000)	(6,075,000)
Interest expense	(136,000)	(230,000)
Interest and other income, net	442,000	436,000

Loss from continuing operations before income tax benefit	(15,084,000)	(5,869,000)
Income tax benefit	537,000	2,120,000

Loss from continuing operations	(14,547,000)	(3,749,000)
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $0, and $1,710,000, respectively	—	(1,596,000)
Gain on sale of discontinued operations, net of tax expense of $503,000 and $3,835,000, respectively	771,000	3,580,000

Net loss	$(13,776,000)	$(1,765,000)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(2.66)	$(0.70)

Income from discontinued operations, net	$0.14	$0.37

Net loss	$(2.52)	$(0.33)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,459,000	5,391,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 28, 2006	5,308,000	$53,000	$59,022,000	$(34,808,000)	$24,267,000
Exercise of stock options	140,000	1,000	289,000	—	290,000
Stock compensation expense	—	—	284,000	—	284,000
Common Stock warrants	—	—	76,000	—	76,000
Net loss	—	—	—	(1,765,000)	(1,765,000)

Balance, June 27, 2007	5,448,000	54,000	59,671,000	(36,573,000)	23,152,000
Adjustment to adopt FIN 48	—	—	—	(245,000)	(245,000)
Exercise of stock options	20,000	1,000	56,000	—	57,000
Stock compensation expense	—	—	280,000	—	280,000
Common Stock warrants	—	—	274,000	—	274,000
Net loss	—	—	—	(13,776,000)	(13,776,000)

Balance, June 25, 2008	5,468,000	$55,000	$60,281,000	$(50,594,000)	$9,742,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 25, 2008	Year Ended June 27, 2007
Cash flows from operating activities:
Net loss	$(13,776,000)	$(1,765,000)
Loss from discontinued operations	—	1,596,000
Gain on disposal of discontinued operations, net	(771,000)	(3,580,000)

Loss from continuing operations:	(14,547,000)	(3,749,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,281,000	1,059,000
Amortization and write off of loan fees	—	25,000
Amortization of note payable discount	15,000	76,000
Provision for bad debt	756,000	233,000
Income tax benefit	(537,000)	(2,120,000)
Provision for inventory obsolescence	(34,000)	90,000
Provision for goodwill and asset impairment	7,161,000	1,073,000
Provision for store closure	806,000	609,000
Provision for legal settlement	944,000	—
Stock compensation expense	280,000	284,000
Notes receivable issued	(214,000)	(304,000)
Loss on disposal of assets	76,000	14,000
Changes in operating assets and liabilities:
Accounts receivable	(1,702,000)	(1,473,000)
Inventories	(294,000)	(997,000)
Prepaid expenses	(161,000)	135,000
Notes receivable	(198,000)	(184,000)
Income tax refund	533,000	(22,000)
Other assets	491,000	(52,000)
Accounts payable	1,355,000	885,000
Accrued and deferred compensation	(882,000)	14,000
Accrued expenses	(386,000)	339,000
Deferred franchise fee income and franchise deposits	(135,000)	53,000
Accrued provision for store closure	(596,000)	(215,000)
Deferred rent	(26,000)	—

Net cash used in continuing operations	(6,014,000)	(4,227,000)
Net cash used in discontinued operations	(83,000)	(2,611,000)

Net cash used in operating activities	(6,097,000)	(6,838,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(4,596,000)	(2,442,000)
Proceeds from disposal of property and equipment	21,000	83,000
Payments received on notes receivable	1,092,000	1,180,000
Change in restricted money market account	46,000	(86,000)

Net cash used in investing activities of continuing operations	(3,437,000)	(1,265,000)

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended June 25, 2008	Year Ended June 27, 2007
Capital expenditures for property and equipment of discontinued operations	—	(17,000)
Proceeds from sale of discontinued operations, net	1,274,000	12,121,000

Net cash provided by (used in) investing activities	(2,163,000)	10,839,000

Cash flows from financing activities:
Payments on long-term debt	—	(3,000,000)
Exercise of stock options	57,000	290,000
Borrowings under credit agreement	2,000,000	3,000,000

Net cash provided by financing activities of continuing operations	2,057,000	290,000
Net cash used in financing activities of discontinued operations	—	(11,000)

Net cash provided by financing activities	2,057,000	279,000

Net (decrease) increase in cash	(6,203,000)	4,280,000
Cash at beginning of year	6,873,000	2,593,000

Cash at end of year	$670,000	$6,873,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$114,000	$125,000

Income taxes	$46,000	$74,000

Non-cash transactions:
Issuance of notes receivable	$214,000	$304,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies and Practices

Business

Diedrich Coffee, Inc. (“Company”) is a specialty coffee roaster, wholesaler, franchiser and retailer whose brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Company owns and operates 5 retail locations and is the franchiser of 118 retail locations as of June 25, 2008, all of which are located in 28 states. The Company also has wholesale accounts with businesses and restaurant chains. In addition, the Company operates a coffee roasting facility in central California that supplies freshly roasted coffee beans to its retail locations and to its wholesale customers.

Basis of Presentation and Fiscal Year End

The consolidated financial statements include the accounts of Diedrich Coffee, Inc. and its wholly owned subsidiaries. All significant intercompany transactions are eliminated. The Company’s fiscal year end is the Wednesday closest to June 30. In fiscal years 2007 and 2008, this resulted in a 52-week year.

Discontinued Retail Operations

The Company’s strategic direction is to focus on growing the wholesale business segment and the related distribution channels, including franchise stores. During the fiscal year ended June 27, 2007, the Company sold leaseholds and related assets of 32 Diedrich Coffee and Coffee People stores to Starbucks Corporation and seven additional stores to other third parties.

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

Except for the one Diedrich Coffee store that the Company currently operates, the results of company-operated Diedrich Coffee and Coffee People retail operations are reported as discontinued operations for all periods presented. The financial results of company-operated Gloria Jean’s retail operations are reported as continuing operations for all periods presented.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial results of the retail operations that were sold or closed are reported as discontinued operations for all periods presented.

The following accounts are reflected in Loss from Discontinued Operations in the condensed consolidated statements of operations:

•	Retail revenues for Diedrich Coffee, Inc. and Coffee People, Inc.

•	Cost of sales and related occupancy costs

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Operating expenses

•	Depreciation and amortization

•	Interest expense

•	Provision for taxes paid

•	Impairment of assets

•	Employee termination costs

•	Operating lease termination costs

Liabilities of discontinued operations in the consolidated balance sheet at June 25, 2008 and June 27, 2007 include accrued provision for store closure related to retail stores under Diedrich Coffee and Coffee People brands.

The financial results included in discontinued operations were as follows:

	Year Ended June 25, 2008	Year Ended June 27, 2007
Net Retail revenue	$—	$15,608,000

Net revenue from discontinued operations	$—	$15,608,000

Loss from discontinued Retail operations, net of tax benefit of $0 and $1,710,000, respectively	$—	$(1,596,000)
Gain on sale of discontinued Retail operations, net of tax expense of $503,000 and $3,835,000, respectively	771,000	3,580,000

Total earnings from discontinued operations, net of tax	$771,000	$1,984,000

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 and $5,000,000 of invested cash at June 25, 2008 and June 27, 2007, respectively. The Company maintains cash balances at financial institutions that are in excess of FDIC insurance coverage limits.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventories, other assets, notes receivable, accounts payable, accrued compensation, accrued expenses, and franchisee deposits approximate fair value because of the short-term maturity of these financial instruments. The Company believes the carrying amounts of the Company’s long-term debt approximates fair value because the interest rate on these instrument are subject to change with market interest rates and other terms and conditions are consistent with terms currently available to the Company.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Expenses

Operating expenses include compensation costs, utilities, advertising and marketing, business insurance, taxes, licenses, fees and bank charges.

General and Administrative Expenses

General and administrative expenses include compensation costs, consulting and outside services, auditing and accounting, legal, office rent, telephone, and Director’s and Officer’s insurance.

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

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company’s annual impairment measurement date is the fiscal year end. The Company has performed annual evaluations of its goodwill since June 30, 2001 in order to properly state its goodwill (see Notes 7 and 12). The Company recorded impairment charges during fiscal year 2008 to fully impair goodwill. No provision for impairment was recorded in fiscal 2007.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company chose the modified-prospective transition alternatives in adopting SFAS No. 123R. Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123”), it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeitures rate will be estimated for all options, as required by SFAS No. 123R.The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination rates within the valuation model. The expected term of options is derived from the output of the option valuation model and represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair values of the options were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended June 25, 2008	Year Ended June 27, 2007
Risk free interest rate	1.91% - 4.91%	4.54% - 5.29%
Expected life	2 - 3 years	2 years
Expected volatility	53% - 59%	55% - 64%
Expected dividend yield	0%	0%
Forfeiture rate	4.52% - 9.38%	5.02% - 6.32%

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144. This requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded an asset impairment charge of $329,000 in fiscal 2008 to reduce the carrying value associated with four Gloria Jean’s coffeehouses and recorded an asset impairment charge of $1,073,000 in fiscal 2007 associated with four of its Gloria Jean’s coffeehouses and three Diedrich coffeehouses.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the various components included in franchise revenue:

	June 25, 2008	June 27, 2007
Royalties	$2,782,000	$3,276,000
Front end fees	61,000	238,000

Total	$2,843,000	$3,514,000

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales and related occupancy costs. A corresponding amount is billed to the Company’s wholesale customers, and is included as a component of wholesale and other revenue.

Concentrations

The Company generated 66.9% and 52.4% of its total revenues from the sale of K-cups for fiscal 2008 and 2007, respectively. The manufacturing and distribution of K-cups is licensed from a single licensor. During fiscal 2008 and 2007, the Company had sales to this licensor that represented approximately 20.9% and 14.3% of wholesale sales, respectively.

Advertising and Promotion Costs

The following table details the components of advertising and promotion costs:

Advertising and Promotion Costs:	June 25, 2008	June 27, 2007
Advertising and promotion payments	$1,138,000	$1,047,000
Less franchisee ad fund contributions	864,000	922,000

Net advertising and promotion payments	$274,000	$125,000

Included in operating expenses	$274,000	$125,000

Total advertising and promotion costs are for Gloria Jean’s eCommerce and Gloria Jean’s Company brands sold in company-operated and franchise units. Franchisees are required to contribute 2% of sales to an ad fund that is segregated and designated for advertising. The Company acts as an agent for the franchisees with regard to these contributions. The Company consolidates the fund into its financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expenses, in accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”. As discussed in this Note 1 below, in Variable Interest Entities, the Company began to consolidate the advertising fund as of June 30, 2004, also on a net basis, as required for accounting periods ending after March 15, 2004.

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

	Beginning Balance	Amounts Charged to Expense	Adjustments	Cash Payments	Ending Balance
Accrued provision for store closure
Year ended June 27, 2007	$401,000	$1,051,000	$—	$(641,000)	$811,000
Year ended June 25, 2008	$811,000	$806,000	$—	$(679,000)	$938,000

Amounts charged to expense for the years ended June 27, 2007 and June 25, 2008 were $1,051,000 and $806,000, respectively. The 2008 fiscal year expense of $806,000 is charged to cost of sales and related occupancy costs on the consolidated statements of operations. Of the $938,000 reserve balance for store closures at June 25, 2008, $849,000 and $89,000 are reserved for continuing operations and discontinued operations, respectively. Of the $1,051,000, net charged to expense in the 2007 fiscal year, $609,000 and $442,000 are charged to cost of sales and related occupancy costs and discontinued operations, respectively, on the consolidated statements of operations. Of the $811,000 reserve balance for store closures at June 27, 2007, $686,000 and $125,000 are reserved for continuing operations and discontinued operations, respectively.

Variable Interest Entities

On June 30, 2004 the Company adopted FASB Interpretation (“FIN”) No. 46 (revised), “Consolidation of Variable Interest Entities—an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”) which addresses the consolidation of entities in which a reporting enterprise has an economic interest but for which the traditional voting interest approach to consolidation, based on voting rights, is ineffective in identifying where control of the entity lies, or in which the equity investors do not bear the economic risks and rewards of the entity. FIN 46R refers to those entities as variable interest entities (“VIEs”). FIN 46R requires the consolidation of VIEs by the primary beneficiary that absorbs a majority of the economic risks and rewards from the VIEs activities.

The Company acquired its franchise operations in 1999. At June 25, 2008, there were 118 domestic franchise units, all of which are owned by franchisees. The Company, as the franchisor, receives royalty fees on franchise sales, but has no equity interest and does not share in profits or losses of the franchise operation. The franchisees make the key decisions that impact the success of their operations. The Company’s rights are protective in nature and are designed to preserve the value of the brand that it licenses to the franchisee through the franchise agreement. Of the 118 domestic franchise locations, the Company provides subordinated financial support to the extent that it is the primary lessee on 45 of the coffeehouse leases and subleases the premises to the franchisees on a pass-through basis on the same terms as the primary lease. The franchisees generally pay rent directly to the primary lease landlord.

The Company calculated the present value of the subordinated financial support provided to each of the franchisees by the lease arrangements and compared it to the overall subordinated financing support as defined by FIN 46R and determined that for all but ten stores the Company was providing less than 50% of the franchisees’ total subordinated financial support. For one store a further quantitative test of the franchisee’s equity indicated that it was well above the 10% minimum and that the franchisee would not be considered a VIE. This remaining store may be considered a VIE, however, management has not consolidated these franchise operations into the Company’s financial statements because the Company is not the primary beneficiary.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes its risk of loss is not significant. As a condition to acquire a franchise, the prospective franchisee is required to have a personal net worth of at least $350,000, an amount believed to be sufficient to absorb possible franchise losses. Each franchisee is personally liable, either through direct ownership of the franchise or by a personal guarantee if the franchise is operated as a company. The Company looks to the franchisee’s personal assets to satisfy the franchise’s obligations, including the lease on which the Company is the primary lessee. The Company’s maximum theoretical future exposure at June 25, 2008, computed as the sum of all remaining lease payments through the expiration dates of these 45 leases, was $13,360,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord that is less than the sum of all remaining future rents and other amounts payable.

The Company’s franchise agreements require that the franchisees pay an advertising fund contribution of 2% of franchise sales. These funds are maintained in a segregated fund and used to pay for franchise brand marketing. All contributions are used solely for brand advertising and none are revenue or income to the Company. The fund is administered by an employee of the Company and is subject to audit by a franchisee committee. In the event that the advertising fund is not sufficient to pay all outstanding invoices, the Company could be contingently liable for their payment. Accordingly, the Company determined that consolidation of the fund is appropriate under FIN 46R and adopted it in the quarter ended June 30, 2004. The Company included $6,000 and $204,000 of advertising fund assets, restricted, and advertising fund liabilities in the consolidated balance sheet as of June 25, 2008 and $339,000 of advertising fund assets, restricted, and advertising fund liabilities at June 27, 2007. Advertising fund assets are primarily cash, which is segregated and restricted to use for franchise brand advertising. Advertising fund liabilities consist mainly of accounts payable, accrued expenses and deferred obligations. As noted in “Advertising and Promotion Costs” above, the advertising contributions and disbursements are reported in the consolidated statement of operations on a net basis whereby contributions are recorded as offsets to the Company’s reported operating and general and administrative expenses.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts excluding distributions, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense (see Note 16).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting SFAS No. 157 on its consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2007, the FASB issued Statement on Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued Statement on Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. Acquisitions, if any, after the effective date, will be accounted for in accordance with SFAS No. 141R.

In December 2007, the FASB issued Statement on Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS No. 160.

2.    Liquidity and Management Plans

The Company incurred a net loss of $13.8 million which included a $7.2 million non-cash charge for asset impairment and reported net cash used in operating activities of $6.1 million during the year ended June 25, 2008. The Company had a cash balance of $670,000 and no additional credit facility available under its Note Purchase Agreement as of June 25, 2008. The Note Purchase Agreement expires on March 31, 2009 and $2 million balance on the note is due in full on that date. The Company obtained a new term loan of $3 million on August 26, 2008.

The Company has obtained commitments from its lender Sequoia Enterprises, L.P., a limited partnership whose sole general partner also serves as the Chairman of the Board of Directors of the Company, to extend the maturity date of the $2 million note due under the Note Purchase Agreement and provide additional financing as required.

The Company has also been working on improvements in several areas that the Company believes will improve cash flow from operations:

•	Product pricing

•	Order fulfillment rates

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Outbound freight costs

•	Packaging and portion size

•	Production efficiency

•	Material handling and storage costs

•	Inventory carrying costs

The Company has developed the Annual Operating Plan for the 2009 fiscal year and expects a return to profitability and to generate positive cash flow in the year ahead. The Company has taken steps to shift focus of available resources towards strengthening of the wholesale business segments in order to sustain the Company’s projected growth in fiscal 2009. However, there is no assurance that the Company will return to profitability or generate positive cash flow.

3.    Accounts Receivable

During the current fiscal year, the Company provided for $978,000 of additional allowance for doubtful accounts and charged off $633,000 of accounts receivable against the reserve. The addition of $978,000 resulted from charges for Franchise rent and related receivables of $679,000 with the balance of $299,000 from wholesale accounts. Of the $633,000 of write off, $541,000 resulted from Franchise rent and related receivables with the balance of $92,000 from wholesale accounts.

The following table details the components of net accounts receivable:

	June 25, 2008	June 27, 2007
Wholesale receivables	$4,814,000	$3,591,000
Allowance for wholesale receivables	(285,000)	(79,000)

	4,529,000	3,512,000

Franchise and other receivables	709,000	641,000
Allowance for franchise and other receivables	(223,000)	(84,000)

	486,000	557,000

Total accounts receivable, net	$5,015,000	$4,069,000

4.    Inventories

Inventories consist of the following:

	June 25, 2008	June 27, 2007
Unroasted coffee	$1,608,000	$2,101,000
Roasted coffee	1,163,000	962,000
Accessory and specialty items	104,000	99,000
Other food, beverage and supplies	1,777,000	1,161,000

	$4,652,000	$4,323,000

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Notes Receivable

Notes receivable consist of the following:

	June 25, 2008	June 27, 2007
Notes receivable bearing interest at rates from 0% to 8.0%, payable in monthly installments varying between $115 and $3,869 and due on various dates through August 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. Fiscal 2008 amounts are net of a $247,000 allowance and fiscal 2007 amounts are net of a $138,000 allowance.	$177,000	$164,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2009 and January 31, 2011.	3,560,000	4,253,000
Less: current portion of notes receivable	(1,074,000)	(1,031,000)

Long-term portion of notes receivable	$2,663,000	$3,386,000

6.    Property and Equipment

Property and equipment is summarized as follows:

	June 25, 2008	June 27, 2007
Leasehold improvements	$2,192,000	$2,089,000
Equipment	13,707,000	11,597,000
Furniture and fixtures	92,000	108,000
Construction in progress	1,871,000	1,066,000

	17,862,000	14,860,000
Accumulated depreciation and amortization	(10,535,000)	(10,423,000)

	$7,327,000	$4,437,000

The Company recorded an asset impairment charge in fiscal 2008 of $329,000 to reduce the carrying value associated with four of its Gloria Jean’s coffeehouses. In fiscal 2007, the Company recorded an asset impairment charge of $1,073,000 to reduce the carrying value associated with four of its Gloria Jean’s coffeehouses and three Diedrich coffeehouses.

7.    Intangible Assets

The Company recorded an impairment charge of $6,832,000 during fiscal year 2008 to fully impair goodwill associated with the wholesale and franchise operations. The Company did not record any goodwill impairment adjustments during fiscal year 2007.

Goodwill by segment was as follows:

	June 25, 2008	June 27, 2007
Wholesale Operations	$—	$6,311,000
Franchise Operations	—	521,000

Goodwill	$—	$6,832,000

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Note Payable

	June 25, 2008	June 27, 2007
Note payable amount bearing interest at a rate of LIBOR plus 5.30% (7.98% as of June 25, 2008) is due and payable on March 31, 2009. Note is unsecured.	$2,000,000	$—
Discount on note payable	(259,000)	—

	$1,741,000	$—

On May 10, 2004 the Company entered into a $5,000,000 Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner also serves as the Chairman of the Board of Directors of the Company (the “Note Purchase Agreement”), which provided, at the Company’s election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. The Company has amended the Note Purchase Agreement from time to time and has agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2009. Interest is payable at three-month LIBOR plus 5.30%, and a facility fee of 1.00% annually is payable on the unused portion of the facility. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of June 25, 2008, we had $2,000,000 of issued notes outstanding under the Note Purchase Agreement. As of June 25, 2008, the Company was in compliance with all covenants contained in the Note Purchase Agreement, as amended.

Pursuant to the original terms of the Note Purchase Agreement, as amended, the Company previously issued 4,219 warrants to Sequoia, which were outstanding as of June 25, 2008, and a total of 1,270,738 warrants were issuable to Sequoia upon a change in control for previous debt repayments under this facility. These warrants were cancelled in connection with the entry into the Loan Agreement and the issuance of the 2008 Sequoia Warrant (see Note 10), and no further warrants shall be issued under the Note Purchase Agreement to Sequoia, as described below.

Pursuant to the original terms of the Note Purchase Agreement, as amended, the note balance was convertible into common stock of the Company. The amendment on August 26, 2008 provided that all notes issued under the Note Purchase Agreement are no longer convertible into common stock of the Company.

On August 26, 2008, the Company entered into an Amendment No. 1 to the 2001 Warrant, Amendment No. 4 to the Note Purchase Agreement and Cancellation of Note Purchase Warrant (collectively, the “Amendment”). The Amendment extended the maturity date of the Note Purchase Agreement and the notes issued thereunder until March 31, 2009 and reflected the agreement by Sequoia that the Company is only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due (unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change of control of the Company or an event of default). The Amendment also modified the definition of “change of control” contained in the Note Purchase Agreement such that the acquisition of a third party (other than the current Chairman of the Company’s Board of Directors and entities controlled by him) of 25% or more of the voting equity of the Company will constitute a change of control. Previously, the threshold was 15%.

Lastly, the Amendment changed the exercise price of the warrant to purchase 250,000 shares of common stock of the Company issued to Sequoia on May 8, 2001 (the “2001 Sequoia Warrant”), to $2.00 per share,

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to adjustment as provided in the 2001 Sequoia Warrant and the related registration rights agreement. Previously, the exercise price was $3.00 per share, subject to adjustment.

Loan Agreement:

On August 26, 2008, the Company entered into a new loan agreement with Sequoia (the “Loan Agreement”). The Loan Agreement provides for a $3 million term loan (the “Term Loan”) to the Company. The Term Loan accrues interest from the funding date at LIBOR plus 5.30%, resetting on the first calendar day of each month. The Company is required to make regular monthly payments of interest, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default.

The Loan Agreement requires the Company to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan. The Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes under the Note Purchase Agreement and certain permitted indebtedness identified in the Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

In connection with the Loan Agreement and the Amendment, on August 26, 2008, we issued to Sequoia a warrant (the “2008 Sequoia Warrant”) to purchase 1,667,000 shares of common stock of the Company at an exercise price of $2.00 per share, which represented a premium of $0.25, or approximately 14%, over the $1.75 closing price of the Company’s common stock on such date.

Letter of Credit:

In addition, we entered into a Credit Agreement with Bank of the West on November 4, 2005. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2008. The letter of credit facility is secured by a deposit account at Bank of the West. As of June 25, 2008, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of June 25, 2008, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of June 25, 2008, the Company was in compliance with all Bank of the West agreement covenants.

9.    Commitments and Contingencies

Lease Commitments

As of June 25, 2008, the Company leases warehouse and office space in Irvine, California, and Castroville, California, as well as 5 retail locations. The leases expire at various dates through December 2020. Certain of the coffeehouse leases require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels. Contingent rent expense was insignificant for all periods presented. In addition, the company leases equipment with various expiration dates through April 2010.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under non-cancelable operating leases, franchise-system operating leases, and minimum future sublease rentals expected to be received as of June 25, 2008, are as follows:

Year Ending June	Non-Cancelable Operating Leases (D)
	Total	Company operated retail locations and other (A)	Franchise operated retail locations (B)	Other locations (C)
2009	$4,910,000	$1,850,000	$2,666,000	$394,000
2010	3,995,000	1,397,000	2,365,000	233,000
2011	2,931,000	724,000	2,059,000	148,000
2012	2,425,000	479,000	1,805,000	141,000
2013	2,143,000	496,000	1,504,000	143,000
Thereafter	4,367,000	1,093,000	2,961,000	313,000

	$20,771,000	$6,039,000	$13,360,000	$1,372,000

(A)	Includes Irvine and Castroville office and warehouse space and company-operated retail locations.

(B)	The Company is liable on the master leases for 45 franchise locations. Under the Company’s historical franchising business model, the Company executed the master leases for these locations, and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making payments under the master lease. The Company’s maximum theoretical future exposure at June 25, 2008, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $13,360,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord less than the sum of all remaining future rents and other amounts payable.

(C)	The Company has leased and subleased land and buildings to others. Many of these leases provide for fixed payments with contingent rents when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. The Company directly pays the rents on these master leases, and collects associated rent amounts directly from its sublessees.

(D)	Some leases contain increases for CPI in which case the Company has taken the CPI currently in effect into account for purposes of computing minimum lease payments which are recognized on a straight-line basis over the minimum lease term.

Rent expense under operating leases approximated $1,883,000 and $3,677,000, for the years ended June 25, 2008 and June 27, 2007, respectively. These amounts are net of sublease rental income of $1,409,000 and $1,776,000, for the years ended June 25, 2008 and June 27, 2007, respectively.

Rent expense under equipment leases approximated $866,000 and $480,000, for the years ended June 25, 2008 and June 27, 2007, respectively.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Commitments

At June 25, 2008 the Company had commitments to purchase coffee through fiscal year 2009, totaling $2,600,000 for 1,569,000 pounds of green coffee, the majority of which were fixed as to price. Such contracts are generally short-term in nature, and the Company believes that their cost approximates fair market value.

Capital Commitments

At June 25, 2008, the Company had capital commitments of $542,000 comprised of $210,000 for our roasting facility and $332,000 for corporate.

Guarantees and Indemnifications

The Company guarantees the performance of its subsidiary franchisor obligations and also indemnifies franchisees for costs incurred in defending the Company’s trademarks and tradenames.

The Company agrees to provide for the indemnification of and the advancement of certain costs, judgments, penalties, fines, liabilities, expenses incurred and amounts paid in settlement to the fullest extent permitted by the Company’s charter, bylaws and applicable law to each of the Company’s directors and executive officers that become a party to the Indemnification Agreement.

Contingencies

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. Material pending legal proceedings to the business, to which the Company became or were a party during the current fiscal year or subsequent thereto, but before the filing of this report, are summarized below:

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

The Company has entered into a settlement with the plaintiffs in the Reid v. Diedrich lawsuit. This settlement is subject to court approval. As of June 25, 2008, the Company estimated that the required amount to settle this claim is $693,000 and has recorded an accrual for this amount included in general and administrative expenses in the accompanying consolidated statement of operations.

The Company has entered into a settlement with the plaintiffs in the Willems v. Diedrich lawsuit. This settlement is subject to court approval. As of June 25, 2008, the Company estimated that the required amount to settle this claim is $251,000 and has recorded an accrual for this amount included in general and administrative expenses in the accompanying consolidated statement of operations.

Based on the Company’s examination of these matters and its experience to date, the Company has recorded its best estimate of liability with respect to these matters. However, the ultimate liability cannot be determined with certainty.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Stockholders’ Equity

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

Information regarding the Company’s stock options is summarized below:

	Options	Weighted Average Exercise Price
Number of options authorized for future grant at June 25, 2008	469,200

Outstanding at June 28, 2006	941,333	$4.94
Granted	125,000	$3.70
Exercised (A)	(259,038)	$3.42
Forfeited	(252,620)	$5.69

Outstanding at June 27, 2007	554,675	$4.76
Granted	342,500	$3.30
Exercised	(20,000)	$2.84
Forfeited	(258,875)	$5.27

Outstanding at June 25, 2008	618,300	$3.80

Weighted-average fair value of options granted:
Year ended June 27, 2007	$1.71
Year ended June 25, 2008	$1.60
Options exercisable:
At June 27, 2007	403,008
At June 25, 2008	239,966

(A)	Includes 150,000 options that were a cashless exercise transaction that resulted in 31,513 shares of common stock.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at June 25, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding At June 25, 2008	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable At June 25, 2008 (1)	Weighted Average Exercise Price
$ 2.16	7,500	4.13	$2.16	7,500	$2.16
$ 3.23	275,000	9.62	3.23	—	—
$ 3.58 - $ 3.69	132,500	8.56	3.60	67,500	3.62
$ 3.74 - $ 4.64	158,500	4.94	4.16	122,666	4.23
$ 4.65 - $28.00	44,800	6.15	6.93	42,300	7.02

$ 2.16 - $28.00	618,300	7.88	$3.80	239,966	$4.48

(1)	The weighted average remaining life for the options exercisable at June 25 2008 was 5.9 years. Stock option-based compensation expense included in the statement of operations for the fiscal years ended June 25, 2008 and June 27, 2007 was $280,000 and $284,000, respectively. As of June 25, 2008, there was approximately $367,000 of total unrecognized stock option-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.3 years. The total intrinsic value of options exercised during the years ended June 25, 2008 and June 27, 2007 was approximately $375,000 and $130,000, respectively.

Stock Purchase Warrants

On May 8, 2001, in connection with the sale of 2,000,000 shares of Company common stock, the Company issued warrants to Sequoia Enterprises, L.P., of which the Company’s chairman, Paul C. Heeschen, is the general partner, to purchase 250,000 shares of the Company’s common stock at a price of $4.80 per share (“2001 Sequoia Warrant”). Other investors also received warrants to purchase an additional 250,000 shares at a price of $4.80 per share. The warrants were exercisable immediately upon issuance and expire on May 8, 2011. At June 25, 2008, all 500,000 warrants were outstanding.

On August 26, 2008, the Company entered into an Amendment No. 1 to the 2001 Sequoia Warrant, Amendment No. 4 to the Note Purchase Agreement and Cancellation of Note Purchase Warrant (collectively, the “Amendment”). The Amendment, among other items relating to the Note Purchase agreement (see Note 8), changed the exercise price of the 250,000 shares of the 2001 Sequoia Warrant, to $2.00 per share, subject to adjustment as provided in the 2001 Sequoia Warrant and the related registration rights agreement. Previously, the exercise price was $3.00 per share, subject to adjustment.

Pursuant to the original terms of the Note Purchase Agreement, as amended, the Company issued 4,219 warrants to Sequoia, which were outstanding as of June 25, 2008, and a total of 1,270,738 warrants were issuable to Sequoia upon a change in control for previous debt repayments under this facility. On August 26, 2008, these warrants were cancelled in connection with the entry into the Loan Agreement (see Note 8) and the issuance of the 2008 Sequoia Warrant (see below), and no further warrants shall be issued to Sequoia under the Note Purchase Agreement.

In connection with the Loan Agreement and the Amendment, after the close of the Nasdaq Stock Market on August 26, 2008, the Company issued to Sequoia a warrant (the “2008 Sequoia Warrant”) for the right to purchase 1,667,000 shares of common stock of the Company at an exercise price of $2.00 per share, which represents a premium of $0.25, or approximately 14%, over the $1.75 closing price of the Company’s common

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock on such date. The 2008 Sequoia Warrant is exercisable by Sequoia, in whole or in part, at any time or from time to time, prior to August 26, 2013. The 2008 Sequoia Warrant is not eligible for cashless exercise, but the Company is obligated to cause the common stock issued upon exercise of the 2008 Sequoia Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

11.    Income Taxes

The components of income tax benefit from continuing operations are as follows:

	Year Ended June 25, 2008	Year Ended June 27, 2007
Current:
Federal	$(71,000)	$(17,000)
State	37,000	22,000

Current tax (benefit) provision	(34,000)	5,000

Deferred:
Federal	(397,000)	(1,676,000)
State	(106,000)	(449,000)

Deferred tax benefit	(503,000)	(2,125,000)

Total tax benefit from continuing operations	$(537,000)	$(2,120,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	June 25, 2008	June 27, 2007
Deferred tax assets:
Net operating loss carryforwards	$5,867,000	$3,436,000
Intangible assets	8,000	141,000
Property and equipment	573,000	1,179,000
Accrued expenses	742,000	1,126,000
Other, net	1,358,000	1,169,000

Total gross deferred tax assets	8,548,000	7,051,000
Less: valuation allowance	(7,215,000)	(5,601,000)
Deferred tax liabilities:
Installment gain and other	(1,333,000)	(1,450,000)

Net deferred tax assets	$—	$—

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax provision (benefit) rate for continuing operations is as follows:

	Year Ended June 25, 2008	Year Ended June 27, 2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	(2.9)	(5.1)
Goodwill and other non-deductible costs	15.7	0.8
Valuation allowance	10.7	8.6
Other	6.9	(6.4)

	(3.6)%	(36.1)%

As of June 25, 2008, net operating loss carryforwards of $14,273,000 and $13,731,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2027, subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance. As of June 25, 2008 and June 27, 2007, the valuation allowance was $7,215,000 and $5,601,000, respectively. The change in the valuation allowance during 2008 was an increase of $1,614,000.

Included in the net operating loss carryforwards is $247,000 related to excess stock compensation the benefit of which will be recorded as additional paid-in-capital if and when realized.

On June 28, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). The Company recorded a cumulative effect adjustment of $245,000 including interest and penalties, which was accounted for as an increase to the June 28, 2007 balance of accumulated deficit on the consolidated balance sheet. A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits at the beginning and end of the periods is as follows:

Year Ended June 25, 2008
Unrecognized tax benefits at June 28, 2007	$245,000
Additions for tax positions of prior years	16,000

Unrecognized tax benefits at June 25, 2008	$261,000

The unrecognized tax liabilities of $261,000 at June 25, 2008, if recognized, would affect the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to 2004 and is no longer subject to state income tax examinations for years prior to 2000. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was $61,000 interest and penalties associated with uncertain tax positions as of June 25, 2008.

12.    Impairment and Restructuring Charges

The Company recorded impairment charges of $7,161,000 and $1,073,000 for fiscal 2008 and 2007, respectively. The Company recorded an impairment charge in fiscal 2008 to fully impair goodwill associated with the wholesale and franchise operations of $6,311,000 and 521,000, respectively, (see Note 7). In addition, the Company recorded an asset impairment charge of $329,000 to reduce the carrying value associated with four of its Gloria Jean’s coffeehouses. The impairment charge of $1,073,000 during 2007 related to an asset impairment to reduce the carrying value associated with four of its Gloria Jean’s coffeehouses and three Diedrich coffeehouses.

13.    Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Year Ended June 25, 2008	Year Ended June 27, 2007
Numerator:
Net loss from continuing operations	$(14,547,000)	$(3,749,000)

Denominator:
Basic weighted average shares outstanding	5,459,000	5,391,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,459,000	5,391,000

Basic and diluted net loss per share from continuing operations	$(2.66)	$(0.70)

For the years ended June 25, 2008, and June 27, 2007, employee stock options of approximately 618,000, and 555,000, respectively, and warrants of 500,000 for each year (as described in Note 10), were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. Approximately 1,275,000 stock purchase warrants outstanding in 2008 and 2007, pursuant to terms of the Note Purchase Agreement were excluded from the computation of diluted earnings per share for the fiscal years ended June 25, 2008, and June 27, 2007 as their impact would have been anti-dilutive. The weighted average strike price of anti-dilutive securities for the years ended June 25, 2008 and June 27, 2007, was $4.48 and $5.05, respectively.

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended June 25, 2008	Year Ended June 27, 2007
Numerator:
Net loss	$(13,776,000)	$(1,765,000)

Denominator:
Basic and diluted weighted average shares outstanding	5,459,000	5,391,000

Basic and diluted net loss per share	$(2.52)	$(0.33)

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Segment Information

The Company has three reportable segments, wholesale operations, franchise operations and retail operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

The wholesale operations segment sells coffee products to third parties, franchisees, and company stores. Reported revenues for the wholesale segment include sales to third parties and franchisees, but sales to company-operated retail units are eliminated in consolidation. Wholesale segment loss before tax includes a manufacturing profit on all sales, including those to company-operated retail units, but inter-company profit in retail unit inventories is eliminated at each period end. Wholesale segment loss before tax also is net of specifically identified selling, general and administrative expenses, costs of the Company’s coffee roasting facility and a goodwill impairment charge.

The franchise operations segment revenues include franchise store opening fees, franchise renewal and various service fees, roasting fees and royalty fees. Franchise segment loss before tax is net of specifically identified operating, general and administrative expenses.

The retail operations segment includes only company-operated retail units. Revenues are derived from sales of products and services by the units. Retail segment profit before tax is net of cost of goods sold and related occupancy costs, retail-operating expenses and gain on asset disposals.

Summarized financial information of continuing operations of the Company’s reportable segments is shown in the following table. The other total assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, corporate property, plant and equipment, income tax refund, and cash surrender value of life insurance policy. The other component of segment loss before tax includes corporate general and administrative expenses, depreciation and amortization expense, and interest expense.

	Wholesale Operations	Franchise Operations	Retail Operations	Other	Total
	(in thousands)
Year ended June 25, 2008
Total revenue	$39,103	$2,843	$4,394	$—	$46,340
Interest expense	—	—	—	136	136
Depreciation and amortization	805	4	163	309	1,281
Segment loss before tax	(4,693)	(1,587)	(59)	(8,745)	(15,084)
Total assets as of June 25, 2008	$15,008	$1,084	$170	$6,474	$22,736
Year ended June 27, 2007
Total revenue	$28,145	$3,514	$4,948	$—	$36,607
Interest expense	—	—	—	230	230
Depreciation and amortization	533	4	253	269	1,059
Segment profit (loss) before tax	2,679	(644)	(1,167)	(6,737)	(5,869)
Total assets as of June 27, 2007	$17,021	$1,822	$418	$14,072	$33,333

Intercompany sales from wholesale operations to retail operations of $404,000 for fiscal year 2008, and $1,710,000 for fiscal year 2007 have been eliminated.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Selected Quarterly Financial Data (Unaudited)

The quarterly results of operations for the years ended June 25, 2008 and June 27, 2007 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal 2008
Total revenue	$8,160	$12,448	$11,322	$14,410
Operating loss from continuing operations	(1,750)	(1,228)	(2,161)	(10,251)
Loss from continuing operations before tax	(1,577)	(1,159)	(2,084)	(10,264)
Income from discontinued operations before tax	1,274	—	—	—
Net loss	(270)	(1,159)	(2,153)	(10,194)
Basic and diluted loss per share	(0.05)	(0.21)	(0.39)	(1.86)
Fiscal 2007
Total revenue	$6,832	$9,585	$8,975	$11,215
Operating loss from continuing operations	(1,287)	(1,192)	(1,126)	(2,470)
Loss from continuing operations	(1,222)	(1,162)	(1,162)	(2,323)
Income (loss) from discontinued operations before tax	(424)	(967)	5,516	(16)
Net income (loss)	(1,646)	(2,129)	4,354	(2,344)
Basic income (loss) per share	(0.31)	(0.40)	0.80	(0.42)
Diluted income (loss) per share	(0.31)	(0.40)	0.79	(0.42)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the Company’s business, which may affect sales volume and food costs. All quarters have 12-week accounting periods, except the fourth quarter, which has a 16-week accounting period.

During the fourth fiscal quarter of 2008, the Company recorded net loss of $10,194,000 which reflects a charge to goodwill and asset impairment of $7,161,000 relating to the wholesale and franchise operations.

During the first fiscal quarter of 2008, the Company recorded income from discontinued operations of $1,274,000 before income taxes of $503,000 in connection with the Starbucks transaction.

Between January 2007 and April 2007, the Company sold or closed 39 Diedrich Coffee and Coffee People leaseholds and related assets. The sale resulted in a gain on disposal of discontinued operations of $3,580,000, net of $3,835,000 in taxes (see Note 1). The tax expense associated with the discontinued operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

16.    Employee Benefit Plans

401(k) Plan

The Company has a 401(k) Plan that covers eligible employees. The Company contributions to this plan were $42,000 and $47,000 for the fiscal years 2008 and 2007, respectively.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a participant will be credited to the participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts during fiscal year 2008 and fiscal year 2007.

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

The Company has purchased a company-owned life insurance (“COLI”) contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of June 25, 2008 was $162,000 as shown in the accompanying consolidated balance sheets. Total life insurance policy death benefits payable were $14,607,000 at June 25, 2008. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provisions (Recoveries)	Additional Provisions Obtained in Acquisitions	Accounts Written Off	Balance at End of Period
Allowance for Bad Debt:
Year ended June 27, 2007	$1,863,000	$161,000	$—	$(1,861,000)	$163,000

Year ended June 25, 2008	$163,000	$978,000	$—	$(633,000)	$508,000

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc.(1)

3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)

3.2	Amended and Restated Bylaws of Diedrich Coffee, Inc.(31)

4.1	Specimen Stock Certificate(4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP(5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP(5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock(3)

4.5	Form of Warrant, dated May 8, 2001(2)

4.6	Registration Rights Agreement, dated May 8, 2001(2)

4.7	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998(6)

4.8	Amendment No. 1 to 2001 Warrant, dated August 26, 2008(33)

10.1	Form of Diedrich Coffee, Inc. Indemnification Agreement*(31)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan(19)*

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan(8)*

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan(9)*

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan(10)*

10.6	Reserved.

10.7	Form of Diedrich Coffee Franchise Agreement(18)

10.8	Form of Gloria Jean’s Franchise Agreement(18)

10.9	Form of Area Development Agreement(18)

10.10	Employment Agreement with Roger M. Laverty, dated April 24, 2003(13)*

10.11	Stock Option Plan and Agreement with Roger M. Laverty, dated April 24, 2003(13)*

10.12	Employment Agreement with Martin A. Lynch, dated March 26, 2004(7)*

10.13	Employment Agreement with Matthew McGuinness, effective March 13, 2000(16)*

10.14	Employment Letter regarding the employment of Pamela Britton, dated February 6, 2001(18)*

10.15	Employment Letter regarding the employment of Carl Mount dated October 29, 1999(17)*

10.16	Separation Agreement by and between Diedrich Coffee, Inc. and Philip G. Hirsch dated January 3, 2003(13)*

10.17	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant)(24)

10.18	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(14)

10.19	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(14)

10.20	Amendment No. 1 to Contingent Convertible Note Purchase Agreement dated June 30, 2004(28)

10.21	Amendment No. 2 to Contingent Convertible Note Purchase Agreement dated March 31, 2006(22)

10.22	Mutual Release Agreement by and between Diedrich Coffee, Inc. and Roger M. Laverty, dated December 13, 2005(20)*

10.23	Engagement Agreement by and between Diedrich Coffee, Inc. and Stephen V. Coffey, dated December 14, 2005(20)*

10.24	Letter Agreement with Sean M. McCarthy, effective January 1, 2006(21)*

10.25	Agreement of Purchase and Sale of Assets by and between Starbucks Corporation, Diedrich Coffee, Inc. and Coffee People, Inc.(26)

10.26	Form of Separation Agreement and Release with Martin Diedrich, effective October 28, 2004(23)*

10.27	Credit Agreement with Bank of the West dated November 4, 2005(25)

10.28	Amendment No. 3 to Contingent Convertible Note Purchase Agreement dated September 22, 2006(27)

10.29	Severance and Consultant Agreement and General Release dated as of July 10, 2007 by and between Diedrich Coffee, Inc. and Matthew C. McGuinness*(28)

10.30	Severance and Consultant Agreement and General Release dated as of November 21, 2007 by and between Diedrich Coffee, Inc. and Pamela J. Britton*(29)

10.31	Chief Executive Officer Employment Agreement between J. Russell Phillips and Diedrich Coffee, Inc., effective as of February 7, 2008*(30)

10.32	Stock Option Agreement between Diedrich Coffee, Inc. and J. Russell Phillips, effective as of February 7, 2008*(30)

10.33	Amending Agreement by and between Diedrich Coffee, Inc. and Sequoia Enterprises, L.P., dated June 19, 2008(32)

10.34	Amendment No. 4 to Contingent Convertible Note Purchase Agreement dated August 26, 2008 (includes removal of conversion feature of notes, no further warrant issuances)(33)

10.35	Loan Agreement by and between Diedrich Coffee, Inc. and Sequoia Enterprises, L.P., dated August 26, 2008(33)

10.36	Warrant to Purchase Common Stock with Sequoia Enterprises, L.P., dated August 26, 2008(33)

10.37	License and Distribution Agreement between Keurig, Incorporated and Diedrich Coffee, Inc., dated July 29, 2003**

10.38	Licensed Roaster K-Cup Sales Agreement between Keurig, Incorporated and Diedrich Coffee, Inc., dated October 22, 2004**

10.39	Amendment to License and Distribution Agreement, dated August 31, 2005**

10.40	Amendment to License and Distribution Agreement, dated August 31, 2005**

10.41	Amendment to Licensed Roaster K-Cup sales Agreement, dated September 30, 2006**

10.42	Royalty Alteration notice relating to License and Distribution Agreement, dated July 30, 2007**

10.43	Waiver and Amendment to License and Distribution Agreement, dated July 2, 2008

21.1	List of Subsidiaries(16)

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

**	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on From S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.

(6)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 10, 2004, filed with the Securities and Exchange Commission on April 26, 2004.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996 and declared effective on September 11, 1996.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 3, 2002, filed with the Securities and Exchange Commission on October 1, 2002.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 18, 2002, filed with the Securities and Exchange Commission on January 31, 2003.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 12, 2003, filed with the Securities and Exchange Commission on April 28, 2003.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 27, 2001, filed with the Securities and Exchange Commission on September 25, 2001.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2000, filed with the Securities and Exchange Commission on September 27, 2000.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 20, 2000, filed with the Securities and Exchange Commission on November 6, 2000.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2005.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2006.

(22)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2006.

(23)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2004.

(24)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

(25)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 8, 2006, filed with the Securities and Exchange Commission on April 21, 2006.

(26)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal ended June 28, 2007, filed with the Securities and Exchange Commission on September 26, 2006.

(27)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, filed with the Securities and Exchange Commission on September 26, 2006.

(28)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 19, 2007, filed with the Securities and Exchange Commission on November 5, 2007.

(29)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 2007.

(30)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2008.

(31)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2008.

(32)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2008.

(33)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2008.

EXHIBIT INDEX

Exhibit No.	Description

10.37	License and Distribution Agreement between Keurig, Incorporated and Diedrich Coffee, Inc., dated July 29, 2003**

10.38	Licensed Roaster K-Cup Sales Agreement between Keurig, Incorporated and Diedrich Coffee, Inc., dated October 22, 2004**

10.39	Amendment to License and Distribution Agreement, dated August 31, 2005**

10.40	Amendment to License and Distribution Agreement, dated August 31, 2005**

10.41	Amendment to Licensed Roaster K-Cup sales Agreement, dated September 30, 2006**

10.42	Royalty Alteration notice relating to License and Distribution Agreement, dated July 30, 2007**

10.43	Waiver and Amendment to License and Distribution Agreement, dated July 2, 2008

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.