Form 10-Q
period 2008-09-17
DIEDRICH COFFEE INC
filed 2008-11-10
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 17, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2008, there were 5,468,316 shares of common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 17, 2008	June 25, 2008
	(Unaudited)
Assets
Current assets:
Cash	$1,830,000	$670,000
Restricted cash and short term investments	623,000	623,000
Accounts receivable, less allowance for doubtful accounts of $363,000 at September 17, 2008 and $508,000 at June 25, 2008	6,329,000	5,015,000
Inventories	7,113,000	4,652,000
Current portion of notes receivable, less allowance of $266,000 at September 17, 2008 and $247,000 at June 25, 2008	1,096,000	1,074,000
Advertising fund assets, restricted	7,000	6,000
Prepaid expenses	491,000	412,000

Total current assets	17,489,000	12,452,000
Property and equipment, net	7,234,000	7,327,000
Notes receivable, less allowance of $0 at September 17, 2008 and June 25, 2008, respectively	2,219,000	2,663,000
Cash surrender value of life insurance policy	139,000	162,000
Other assets	159,000	132,000

Total assets	$27,240,000	$22,736,000

Liabilities and Stockholders’ Equity
Current liabilities:
Liabilities of discontinued operations	$50,000	$89,000
Current portion of note payable, net of discount	2,607,000	1,741,000
Accounts payable	8,204,000	5,169,000
Accrued compensation	1,521,000	1,412,000
Accrued expenses	2,156,000	2,232,000
Franchisee deposits	547,000	587,000
Deferred franchise fee income	25,000	34,000
Advertising fund liabilities	113,000	204,000
Accrued provision for store closure	970,000	849,000
Deferred compensation	188,000	—

Total current liabilities	16,381,000	12,317,000
Note payable, net of discount and net of current portion	1,363,000	—
Income tax liabilities	261,000	261,000
Deferred rent	185,000	190,000
Deferred compensation	—	226,000

Total liabilities	18,190,000	12,994,000

Commitments and contingencies (Notes 10, 11 and 12)
Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,468,000 shares at September 17, 2008 and June 25, 2008	55,000	55,000
Additional paid-in capital	61,372,000	60,281,000
Accumulated deficit	(52,377,000)	(50,594,000)

Total stockholders’ equity	9,050,000	9,742,000

Total liabilities and stockholders’ equity	$27,240,000	$22,736,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended September 17, 2008	Twelve Weeks Ended September 19, 2007
Net revenue:
Wholesale and other	$10,312,000	$6,464,000
Franchise revenue	505,000	629,000
Retail sales	915,000	1,067,000

Total net revenue	11,732,000	8,160,000

Costs and expenses:
Cost of sales and related occupancy costs (exclusive of depreciation shown separately below)	9,205,000	5,972,000
Operating expenses	1,854,000	2,232,000
Depreciation and amortization	337,000	252,000
General and administrative expenses	1,882,000	1,455,000
Gain on asset disposals	(6,000)	(1,000)

Total costs and expenses	13,272,000	9,910,000

Operating loss from continuing operations	(1,540,000)	(1,750,000)
Interest expense	(310,000)	(11,000)
Interest and other income, net	67,000	184,000

Loss from continuing operations before income tax benefit	(1,783,000)	(1,577,000)
Income tax benefit	—	540,000

Loss from continuing operations	(1,783,000)	(1,037,000)
Discontinued operations:
Gain on sale of discontinued operations, net of tax expense of $507,000	—	767,000

Net loss	$(1,783,000)	$(270,000)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.33)	$(0.19)

Income from discontinued operations, net	$—	$0.14

Net loss	$(0.33)	$(0.05)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,468,000	5,448,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twelve Weeks Ended September 17, 2008	Twelve Weeks Ended September 19, 2007
Cash flows from operating activities:
Net loss	$(1,783,000)	$(270,000)
Gain on disposal of discontinued operations, net	—	(767,000)

Loss from continuing operations:	(1,783,000)	(1,037,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337,000	252,000
Amortization and write off of loan fees	1,000	—
Amortization of note payable discount	245,000	—
Provision for bad debt	174,000	177,000
Income tax benefit	—	(540,000)
Provision for inventory obsolescence	4,000	25,000
Provision for store closure	139,000	236,000
Stock compensation expense	75,000	52,000
Notes receivable issued	(77,000)	(29,000)
Gain on disposal of assets	(6,000)	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,488,000)	(148,000)
Inventories	(2,465,000)	(82,000)
Prepaid expenses	(79,000)	(112,000)
Notes Receivable	(34,000)	(75,000)
Other assets	(97,000)	(214,000)
Accounts payable	3,035,000	(1,176,000)
Accrued and deferred compensation	71,000	132,000
Accrued expenses	(76,000)	(361,000)
Deferred franchise fee income and franchise deposits	(49,000)	(8,000)
Accrued provision for store closure	(18,000)	(14,000)
Deferred rent	(5,000)	(12,000)

Net cash used in continuing operations	(2,096,000)	(2,935,000)
Net cash used in discontinued operations	(39,000)	(18,000)

Net cash used in operating activities	(2,135,000)	(2,953,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(244,000)	(1,096,000)
Proceeds from disposal of property and equipment	6,000	1,000
Payments received on notes receivable	533,000	513,000
Change in restricted cash and short term investments	—	(6,000)

Net cash provided by (used in) investing activities of continuing operations	295,000	(588,000)
Proceeds from sale of discontinued operations, net	—	1,274,000

Net cash provided by investing activities	295,000	686,000

Cash flows from financing activities:
Borrowings under credit agreement	3,000,000	—

Net cash provided by financing activities	3,000,000	—

Net increase (decrease) in cash	1,160,000	(2,267,000)
Cash at beginning of year	670,000	6,873,000

Cash at end of period	$1,830,000	$4,606,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$56,000	$12,000

Income taxes	$5,000	$—

Non-cash transactions:
Issuance of notes receivable	$77,000	$29,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 17, 2008

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 25, 2008.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial results of the retail operations that were sold or closed are reported as discontinued operations for all periods presented.

During the first fiscal quarter of 2008, the company recorded gain on sale of discontinued operations of $1,274,000 before income taxes of $507,000 in connection with the Starbucks transaction.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP No. 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. The Company adopted SFAS No. 157 on June 26, 2008. Adoption of SFAS No. 157 did not have an impact on the Company’s financial position or results of operations. The Company is evaluating the impact of SFAS No. 157 for non-financial assets and liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. The Company adopted the provisions of SFAS No. 159 on June 26, 2008 and did not elect the fair value option to measure certain financial instruments. However, the Company will continue to evaluate for the possible future election for new financial instruments.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will determine the impact of adopting SFAS No. 141R on its consolidated financial statements should applicable transactions occur in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS No. 160.

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

Upon adoption of FIN 48, the Company analyzed its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. At the adoption date of June 28, 2007, the Company had $200,000 of unrecognized tax benefits. The Company recorded a cumulative effect adjustment related to the adoption of FIN 48 of $245,000 including interest and penalties, which was accounted for as an increase to the June 28, 2007 balance of accumulated deficit on the consolidated balance sheet. The $200,000 of unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. There were no significant changes in unrecognized tax benefits as of the quarter ended September 17, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal tax examinations for tax years ended prior to 2004 and for state tax examinations for tax years ended prior to 2000. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was $61,000 of interest and penalties associated with uncertain tax positions as of June 25, 2008. As of September 17, 2008, there was no significant change in accrued interest and penalties related to unrecognized tax benefits.

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

The Company chose the modified-prospective transition alternative in adopting SFAS No. 123R. Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted only the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeitures rate will be estimated for all options, as required by SFAS No. 123R.

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

	TWELVE WEEKS ENDED
	September 17, 2008	September 19, 2007
Risk free interest rate	3.11%	4.91%
Expected life	3 years	2 years
Expected volatility	56%	63%
Expected dividend yield	0%	0%
Forfeiture rate	5.58%	5.45%

A summary of option activity under our stock option plans for the twelve weeks ended September 17, 2008 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 25, 2008	618,000	$3.80
Plus options granted	40,000	2.32
Less:
Options canceled or expired	(50,000)	4.23

Options outstanding at September 17, 2008	608,000	3.67	8.4	$1,000

Options exercisable at September 17, 2008	203,000	$4.50	6.7	$1,000

Stock-based compensation expense included in the statement of operations for the twelve weeks ended September 17, 2008 was approximately $75,000 and for the twelve weeks ended September 19, 2007 was approximately $52,000. As of September 17, 2008, there was approximately $329,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.2 years. No options vested during the twelve weeks ended September 17, 2008.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 14.

2.	LIQUIDITY AND MANAGEMENT PLANS

For the current quarter ended September 17, 2008, the Company incurred a net loss of $1.8 million and reported net cash used in operating activities of $2.1 million. The Company had a cash balance of $1.8 million with $5 million of outstanding borrowings under the credit facilities as of September 17, 2008.

The Note Purchase Agreement expires on March 31, 2009 and the $2 million balance on the outstanding note is due in full on that date. On October 8, 2008 and November 10, 2008, the Company obtained commitments from the lender Sequoia for additional borrowings of up to $5 million and to extend the maturity date of the $2 million note due under the Note Purchase Agreement to March 31, 2010. The Company and Sequoia are currently in the process of finalizing the contractual details of this commitment which is expected to be completed no later than November 30, 2008. In addition, as previously described above, the Company obtained a $3 million term loan on August 26, 2008.

The Company believes that cash flow from operations, funds available from the credit agreements and additional lending commitments obtained from the lender Sequoia will be sufficient to satisfy working capital needs at the anticipated operating levels for at least the next twelve months.

The Company’s future capital requirements will depend on many factors, including the extent and timing of the rate at which the business grows, if at all, with corresponding demands for working capital. The Company may be required to seek additional funding through either debt financing, or equity financing or a combination of funding methods to meet capital requirements and sustain operations. However, additional funds may not be available on terms acceptable or at all.

3.	ACCOUNTS RECEIVABLE

During the twelve weeks ended September 17, 2008, the Company provided for $174,000 of additional allowance for doubtful accounts and wrote off $319,000.

The following table details the components of net accounts receivable:

	September 17, 2008	June 25, 2008
Wholesale receivables	$6,308,000	$4,814,000
Allowance for wholesale receivables	(253,000)	(285,000)

	6,055,000	4,529,000

Franchise and other receivables	384,000	709,000
Allowance for franchise and other receivables	(110,000)	(223,000)

	274,000	486,000

Total accounts receivable, net	$6,329,000	$5,015,000

4.	INVENTORIES

Inventories consist of the following:

	September 17, 2008	June 25, 2008
Unroasted coffee	$2,564,000	$1,608,000
Roasted coffee	1,819,000	1,163,000
Accessory and specialty items	154,000	104,000
Other food, beverage and supplies	2,576,000	1,777,000

Total inventory	$7,113,000	$4,652,000

5.	NOTES RECEIVABLE

Notes receivable consist of the following:

	September 17, 2008	June 25, 2008
Notes receivable bearing interest at rates from 0% to 8.0%, payable in monthly installments varying between $115 and $3,869 and due on various dates through August 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. Amounts are net of allowance of $266,000 and $247,000, respectively	$191,000	$177,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2009 and January 31, 2011	3,124,000	3,560,000
Less: current portion of notes receivable	(1,096,000)	(1,074,000)

Long-term portion of notes receivable	$2,219,000	$2,663,000

6.	ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

The following table details the components of accrued provision for store closure:

	Beginning Balance	Amounts Charged to Expense	Adjustments	Cash Payments	Ending Balance
Fiscal Year ended June 25, 2008	$811,000	$806,000	$—	$(679,000)	$938,000
Twelve Weeks ended September 17, 2008	$938,000	$139,000	$—	$(57,000)	$1,020,000

Of the $1,020,000 reserve balance for store closures at September 17, 2008, $970,000 and $50,000 are reserved for continuing operations and discontinued operations, respectively. For the twelve weeks ended September 17, 2008, $139,000 was charged to costs of sales and related occupancy costs. Of the $938,000 reserve balance for store closures at June 25, 2008, $849,000 and $89,000 are reserved for continuing operations and discontinued operations, respectively.

7.	NOTE PAYABLE

	September 17, 2008	June 25, 2008
Note payable amount bearing interest at a rate of 3-month LIBOR plus 5.30% (8.09% as of September 17, 2008) is due and payable on March 31, 2009. Note is unsecured.	$2,000,000	$2,000,000
Note payable amount bearing interest at a rate of 1-month LIBOR plus 5.30% (7.79% as of September 17, 2008). Note is unsecured.	3,000,000	—
Discount on note payable	(1,030,000)	(259,000)

	$3,970,000	$1,741,000
Less: current portion of notes payable, net of discount	(2,607,000)	(1,741,000)

Long-term portion of notes payable, net of discount	$1,363,000	$—

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share from continuing operations:

	Twelve Weeks Ended September 17, 2008	Twelve Weeks Ended September 19, 2007
Numerator:
Loss from continuing operations	$(1,783,000)	$(1,037,000)

Denominator:
Basic weighted average shares outstanding	5,468,000	5,448,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,468,000	5,448,000

Basic and diluted net loss per share from continuing operations	$(0.33)	$(0.19)

For the quarters ended September 17, 2008 and September 19, 2007, employee stock options of approximately 608,000 and 471,000, respectively, and warrants of 500,000 were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. In addition, for the twelve weeks ended September 17, 2008 approximately 1,667,000 stock purchase warrants outstanding pursuant to terms of the 2008 Sequoia Warrant (as discussed in Note 11), and for the twelve weeks ended September 19, 2007, 1,274,957 stock purchase warrants were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Weeks Ended September 17, 2008	Twelve Weeks Ended September 19, 2007
Numerator:
Net loss	$(1,783,000)	$(270,000)

Denominator:
Basic weighted average shares outstanding	5,468,000	5,448,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,468,000	5,448,000

Basic and diluted net loss per share	$(0.33)	$(0.05)

9.	SEGMENT AND RELATED INFORMATION

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

	TWELVE WEEKS ENDED
	September 17, 2008	September 19, 2007
Net revenue:
Wholesale	$10,312,000	$6,464,000
Franchise	505,000	629,000
Retail	915,000	1,067,000

Total net revenue	$11,732,000	$8,160,000

Interest expense:
Wholesale	$—	$—
Franchise	—	—
Corporate	310,000	11,000

Total interest expense	$310,000	$11,000

Depreciation and amortization:
Wholesale	$261,000	$145,000
Retail	9,000	29,000
Corporate	67,000	78,000

Total depreciation and amortization	$337,000	$252,000

Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$727,000	$162,000
Franchise	(251,000)	(390,000)
Retail	(10,000)	11,000
Corporate	(2,249,000)	(1,360,000)

Total segment loss from continuing operations before income tax benefit	$(1,783,000)	$(1,577,000)

	September 17, 2008	June 25, 2008
Identifiable assets:
Wholesale	$18,840,000	$15,008,000
Franchise	864,000	1,084,000
Retail	297,000	170,000
Corporate	7,239,000	6,474,000

Total assets	$27,240,000	$22,736,000

10.	LEASE CONTINGENCIES

In addition to the corporate office, warehouse and store leases, the Company is liable on the master real property leases for 39 franchise locations. Under the Company’s historical franchising business model, the Company executed the master lease for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making payments under the master lease. The Company’s maximum theoretical future exposure at September 17, 2008, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $10,628,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents and related payables. In addition, the Company also leases equipment with various expiration dates.

11.	OUTSTANDING DEBT, FINANCING ARRANGEMENTS AND RESTRICTED CASH

Note Purchase Agreement:

On May 10, 2004, the Company entered into a $5,000,000 Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner also serves as the Chairman of the Board of Directors of the Company (the “Note Purchase Agreement”), which provided, at the Company’s election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. The Company has amended the Note Purchase Agreement from time to time and has agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2009. Interest is payable at three-month LIBOR plus 5.3%. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of September 17, 2008, $2,000,000 is due under the Note Purchase Agreement.

On August 26, 2008, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Amendment”). The Amendment extended the maturity date of the Note Purchase Agreement and the notes issued thereunder until March 31, 2009, and reflected the agreement by Sequoia that the Company is only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due (unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change in control of the Company or an event of default).

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

Debt Covenant Compliance

The Company was not in compliance with covenants under the Note Purchase Agreement and the Loan Agreement as of September 17, 2008. The Company obtained a waiver of these covenants from Sequoia through October 31, 2009 provided the effective tangible net worth ratio is not greater than 2.10:1.00. As part of the waiver and amendment, the exercise price of the 2008 Sequoia Warrant and the 2001 Sequoia Warrants for 250,000 shares of common stock was reduced to $1.65 from $2.00 per share. In consideration of the foregoing waiver, (a) the interest rates under the Note Purchase Agreement and the Term Loan will be at LIBOR plus 9.3% for any period during which the ratio of indebtedness of the Company on a consolidated basis to effective tangible net worth is greater than 1.75:1.00 and (b) the interest rates under the Note Purchase Agreement and the Term Loan will be at LIBOR plus 6.30% for any other period.

Loan Commitment:

On October 8, 2008 and November 10, 2008, the Company obtained commitments from Sequoia for additional borrowings of up to $5 million and to extend the maturity date of $2 million due under the Note Purchase Agreement to March 31, 2010. The Company and Sequoia are currently in the process of finalizing the contractual details of this commitment which is expected to be completed no later than November 30, 2008.

Letter of Credit:

In addition, we entered into a Credit Agreement with Bank of the West on November 4, 2005. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2009. The letter of credit facility is secured by a deposit account at Bank of the West. As of September 17, 2008, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of September 17, 2008, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of September 17, 2008, the Company was in compliance with all Bank of the West agreement covenants.

12.	LEGAL SETTLEMENT ACCRUAL

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

The Company has entered into a settlement with the plaintiffs in the Reid v. Diedrich lawsuit. This settlement is subject to court approval. At June 25, 2008, the Company estimated the total amount to settle this claim was $693,000 and recorded an accrual for this amount.

The Company has entered into a settlement with the plaintiffs in the Willems v. Diedrich lawsuit. This settlement is subject to court approval. At June 25, 2008, the Company estimated the total amount to settle this claim was $251,000 and has recorded an accrual for this amount.

Based on the Company’s examination of these matters and its experience to date, the Company has recorded its best estimate of liability with respect to these matters. However, the ultimate liability cannot be determined with certainty.

13.	DISCONTINUED OPERATIONS

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

Except for the one Diedrich Coffee store that the Company currently operates the results of company-operated Diedrich Coffee and Coffee People retail operations are reported as discontinued operations for all periods presented. The financial results of company-operated Gloria Jean’s retail operations are reported as continuing operations for all periods presented.

In accordance with SFAS 144, the financial results of the retail operations that were sold or closed are reported as discontinued operations for all periods presented.

The financial results included in discontinued operations were as follows:

	TWELVE WEEKS ENDED
	September 17, 2008	September 19, 2007
Net revenue	$—	$—

Gain on sale of discontinued operations, net of tax expense of $507,000	—	767,000

Income from discontinued operations, net	$—	$767,000

14.	EMPLOYEE BENEFITS

401(k) Plan

The Company maintains a 401(k) Salary Deferral Plan (the “401(k) Plan”) for eligible employees. Employer matching contributions relating to the 401(k) Plan totaled $8,000 and $7,000 for the twelve weeks ended September 17, 2008 and September 19, 2007, respectively.

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, plan participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a plan participant will be credited to the plan participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts for the twelve weeks ended September 17, 2008 and September 19, 2007.

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

The Company has purchased a COLI contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of September 17, 2008 was $139,000 as shown in the accompanying condensed consolidated balance sheets. Total life insurance policy death benefits payable was $14,584,000 at September 17, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A WARNING ABOUT FORWARD LOOKING STATEMENTS.

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this quarterly report on Form 10-Q, along with the following possible events or factors:

•	the financial and operating performance of our wholesale operations;

•	our ability to achieve and/or maintain profitability over time;

•	the successful execution of our growth strategies;

•	our franchisees’ adherence to our practices, policies and procedures;

•	the impact of competition; and

•	the availability of working capital.

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors Relating to Diedrich Coffee and Its Business” in our annual report on Form 10-K for the fiscal year ended June 25, 2008 and in other reports that we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. Except where required by law, we do not undertake an obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” and “our,” and similar terms refer to Diedrich Coffee, Inc., a Delaware corporation, and its predecessors and subsidiaries.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve weeks ended September 17, 2008 to the results for the twelve weeks ended September 19, 2007, respectively.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of September 17, 2008. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

OVERVIEW

Business

We are a specialty coffee roaster, wholesaler and retailer. Our brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The majority of our revenue is generated from wholesale customers located across the United States. Our wholesale operation sells a wide variety of whole bean and ground coffee as well as in single-serve coffee products through a network of office coffee service (“OCS”) distributors, chain and independent restaurants, coffeehouses, other hospitality operators and specialty retailers. We operate a large coffee roasting facility in Castroville, California that supplies freshly roasted coffee to all of our wholesale and retail customers.

We also sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company-operated and franchised retail locations. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees. As of September 17, 2008, we owned and operated 9 retail locations and franchised 105 other retail locations under the brands described above, for a total of 114 retail coffee outlets. Although the retail specialty coffee industry is presently dominated by a single company, which operates over ten thousand domestic retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $52 million. System-wide revenues include sales from company-operated and franchise locations. Our retail units are located in 27 states.

Recent Developments

On October 27, 2008, the Company submitted a transfer application to the NASDAQ Stock Market to transfer the listing of its common stock from the NASDAQ Global Market to the NASDAQ Capital Market. As previously disclosed in Form 8-Ks filed on October 15, 2008 and October 24, 2008, the Company received two staff deficiency letters from the NASDAQ Stock Market with respect to its listing on the NASDAQ Global Market. The first letter, received on October 10, 2008, indicated that based on the Company’s stockholders’ equity as reported in its Annual Report on Form 10-K for the year ended June 25, 2008, the Company was not in compliance with the minimum stockholders’ equity requirement of $10 million for continued listing on the NASDAQ Global Market as set forth in NASDAQ Marketplace Rule 4450(a)(3). The second letter, received on October 20, 2008, indicated that for the thirty consecutive trading days preceding the date of the letter, the Company’s common stock had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5 million, and as a result, the Company was not in compliance with the MVPHS requirement for continued listing on the NASDAQ Global Market as set forth in NASDAQ Marketplace Rule 4450(a)(2).

The transfer to the NASDAQ Capital Market was approved on November 6, 2008. The Company’s common stock will continue to trade under the symbol “DDRX.” The NASDAQ Stock Market operates both the NASDAQ Global Market and the NASDAQ Capital Market. All companies listed on the NASDAQ Capital Market must meet certain quantitative listing requirements and adhere to similar corporate governance standards as companies listed on the NASDAQ Global Market.

On October 8, 2008, the Company obtained commitments (the “Commitment Letter”) from Sequoia Enterprises, L.P. (“Sequoia”) and Vessel Partners, L.P. (with Sequoia, the “Lenders”), which are both limited partnerships whose general partner also serves as the chairman of the Board of Directors of the Company, to, among other things, extend the maturity of a $2,000,000 note due under a $5,000,000 note purchase agreement with Sequoia (the “Note Purchase Agreement”) and to provide additional financing as described in the Commitment Letter. The Company and the Lenders are currently in the process of finalizing the contractual details of this commitment.

Retail Outlets

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2008 and fiscal 2009 through the twelve weeks ended September 17, 2008, is set forth below:

	Units at June 27, 2007	Opened	Closed/ Sold	Units at June 25, 2008	Opened	Closed	Net transfers between the Company and Franchise (A)	Units at September 17, 2008
Gloria Jean’s Brand
Company-Operated	6	—	(2)	4	—	—	4	8
Franchise	136	2	(27)	111	—	(9)	(4)	98

Subtotal Gloria Jean’s	142	2	(29)	115	—	(9)	—	106

Diedrich Coffee Brand
Company-Operated	3	—	(2)	1	—	—	—	1
Franchise – Domestic	4	—	(1)	3	—	—	—	3

Subtotal Diedrich	7	—	(3)	4	—	—	—	4

Coffee People Brand
Company-Operated	—	—	—	—	—	—	—	—
Franchise – Domestic	4	—	—	4	—	—	—	4

Subtotal Coffee People	4	—	—	4	—	—	—	4

Total	153	2	(32)	123	—	(9)	—	114

(A)	Four franchise Gloria Jean’s coffeehouses were transferred to company-operated coffeehouses during fiscal year 2009.

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

RESULTS OF OPERATIONS

Twelve weeks ended September 17, 2008 compared with the twelve weeks ended September 19, 2007

Total Revenue. Total revenue for the twelve weeks ended September 17, 2008 increased by $3,572,000, or 43.8%, to $11,732,000 from $8,160,000 for the twelve weeks ended September 19, 2007. This result was the net effect of a 59.5% increase in wholesale revenue, offset by a decrease of 14.2% in retail sales and a 19.7% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended September 17, 2008 increased by $3,848,000, or 59.5%, to $10,312,000 from $6,464,000 for the twelve weeks ended September 19, 2007. Wholesale sales to OCS and food service customers for the twelve weeks ended September 17, 2008 increased by $4,004,000, or 72.6%, to $9,520,000 from $5,516,000 for the twelve weeks ended September 19, 2007 led by an 83.4%, or $3,968,000, net increase in Keurig “K-cup” sales. The Company generated 74.4% and 58.3% of its total revenues from the sale of K-cups for the quarter ended September 17, 2008 and September 19, 2007, respectively. Our manufacturing and distribution of K-cups is licensed from a single licensor. Sales to our licensor represented approximately 28.5% and 18.9% of wholesale sales for the quarter ended September 17, 2009 and September 19, 2007, respectively. Sales of roasted coffee to our franchisees decreased $155,000, or 16.4%, for the twelve weeks ended September 17, 2008 as compared to the twelve weeks ended September 19, 2007.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $124,000, or 19.7%, to $505,000 for the twelve weeks ended September 17, 2008 from $629,000 for the twelve weeks ended September 19, 2007. Of the decrease in domestic franchise revenue, $131,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 3.8% for the Gloria Jean’s brand in the current quarter compared to the prior year same quarter. This decrease was offset by an increase of $7,000 in franchise store openings and renewal fees compared to the prior year same quarter.

Retail Sales. Retail sales for the twelve weeks ended September 17, 2008 decreased by $152,000, or 14.2%, to $915,000 from $1,067,000 for the prior year period. This decrease in retail sales was partially offset by an increase in sales from our internet website of $19,000, or 6.6%, to $308,000 for the twelve weeks ended September 17, 2008 from $289,000 for the twelve weeks ended September 19, 2007.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended September 17, 2008 increased $3,233,000, or 54.1%, to $9,205,000 from $5,972,000 in the prior year quarter. As a percentage of total revenue, cost of sales and related occupancy increased from 73.2% for the twelve weeks ended September 19, 2007 to 78.5% in the current fiscal quarter. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 79.3% for the twelve weeks ended September 19, 2007 to 82.0% for the twelve weeks ended September 17, 2008. Retail cost of sales increased from 37.4% to 42.5% in the current fiscal quarter whereas wholesale cost of sales increased from 80.6% to 82.8% of wholesale sales in the current fiscal quarter due to a higher percentage of higher cost Keurig business over the prior year period. Wholesale sales that carry a higher cost of goods sold than retail sales, also slightly increased as a percentage of the retail and wholesale sales mix from 85.8% to 91.9%. Occupancy costs for the twelve weeks ended September 17, 2008 decreased $82,000, to $279,000 from $361,000 in the prior year period primarily due to a decrease in franchise rent expense associated with closed stores.

Operating Expenses. Total operating expenses for the twelve weeks ended September 17, 2008 decreased $378,000 and as a percentage of retail and wholesale sales, decreased from 29.6% of retail and wholesale sales to 16.5% for the twelve weeks ended September 17, 2008. The decrease in operating costs primarily resulted from decreases in wholesale, franchise and retail of $162,000, $122,000 and $94,000, respectively. The decrease in wholesale costs of $162,000 resulted primarily from a decrease in equipment costs, compensation, allowances for doubtful accounts and other costs of $105,000, $53,000, $27,000, and $29,000, respectively. These decreases in wholesale operating costs were partially offset by an increase in marketing of $52,000. Franchise operating expense decreased by $122,000 and primarily resulted from a decrease in compensation of $280,000 and was partially offset by increases in legal, consulting, and outside services of $128,000 along with an increase in other costs of $30,000. The decrease in retail operating costs of $94,000 resulted primarily from a $151,000 net decrease in costs associated with closed company-operated retail stores along with a decrease in comparable store sales of 4.6% and 18.0% for Gloria Jean’s and Diedrich, respectively. This decrease in retail operating costs was partially offset by an increase of $57,000 in marketing and labor costs associated with our internet business.

Depreciation and Amortization. Depreciation and amortization increased $85,000 to $337,000 for the twelve weeks ended September 17, 2008 as compared to $252,000 for the twelve weeks ended September 19, 2007.

General and Administrative Expenses. Our general and administrative expenses increased by $427,000, or 29.3%, to $1,882,000 for the twelve-weeks ended September 17, 2008 compared to $1,455,000 for the twelve weeks ended September 19, 2007. The increase in general and administrative costs was due to increases in compensation costs of $253,000 along with an increase in legal, consulting and outside services of $217,000 and was partially offset by a decrease in license fees and other costs of $43,000. As a percentage of total revenue, general and administrative expenses decreased from 17.8% for the twelve weeks ended September 19, 2007 to 16.0% for the twelve weeks ended September 17, 2008.

Interest Expense and Interest and Other Income, Net. Interest expense, interest income and other income, net was $243,000 of expense for the twelve weeks ended September 17, 2008 compared to $173,000 of income, net for the twelve weeks ended September 19, 2007. This change was primarily the result of valuation changes to the 2004 warrants associated with the Company’s 2004 credit facility.

Income Tax Benefit. We had losses from continuing operations for the twelve weeks ended September 17, 2008 and September 19, 2007, respectively. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the income tax benefit from continuing operations was $0 and $540,000 for the twelve weeks ended September 17, 2008 and September 19, 2007, respectively. Based upon the level of historical losses and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail. As a result of the sale and closure of certain retail stores during the 2007 fiscal year, the results from this component of our business are presented as discontinued operations for all periods presented in accordance with SFAS 144. For the twelve weeks ended September 19, 2007, income from sale of discontinued operations was $767,000, net of $507,000 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At September 17, 2008, we had working capital of $1,108,000, long term debt, tax liabilities, and deferred rent of $1,809,000 and $9,050,000 of stockholders’ equity, compared to working capital of $135,000, long term tax liabilities, deferred rent and deferred compensation of $677,000 and $9,742,000 of stockholders’ equity at June 25, 2008. The increase in working capital of $973,000 in the current fiscal quarter resulted primarily from an increase in cash associated with the borrowing of $3,000,000 on August 26, 2008. As of September 17, 2008 and June 25, 2008, we had $5,000,000 and $2,000,000 outstanding under our credit agreements.

The accounts receivable balance of $6,329,000 as of September 17, 2008 increased $1,314,000 from the June 25, 2008 balance of $5,015,000. This increase is due primarily to an increase in our wholesale sales receivables with wholesale revenue increasing over 9% for the twelve weeks ended September 17, 2008 compared to the fourth quarter of fiscal year 2008. The accounts payable balance of $8,204,000 as of September 17, 2008 increased $3,035,000 from the June 25, 2008 balance of $5,169,000. This increase in accounts payable for the current quarter compared to the balance at June 25, 2008 is primarily attributable to the increase in green coffee and raw material purchases resulting from an increase of approximately 9% in the Company’s wholesale revenue compared to the fourth quarter of fiscal year 2008.

Cash Flows. Net cash used in operating activities for the twelve weeks ended September 17, 2008 totaled $2,135,000 as compared with $2,953,000 cash used in operating activities for the twelve weeks ended September 19, 2007. The Company has incurred losses from continuing operations of $1,783,000, and $1,037,000 for the twelve weeks ended September 17, 2008 and September 19, 2007, respectively. Net cash used in continuing operations of $2,096,000 and $2,935,000 for the twelve weeks ended September 17, 2008 and September 19, 2007, respectively, resulted primarily from increases in accounts receivable and inventories partially offset by an increase in accounts payable, all of which was attributable to working capital needs from a more than 59.5% increase in wholesale revenue for the twelve weeks ended September 17, 2008 compared to the prior year same period.

Net cash provided by investing activities for the twelve weeks ended September 17, 2008 totaled $295,000 as compared with net cash provided by investing activities of $686,000 for the twelve weeks ended September 19, 2007. During the twelve weeks ended September 17, 2008, a total of $244,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of $142,000, wholesale of $2,000, and our home office facility of $100,000. These expenditures were offset by $533,000 of payments received on notes receivable and $6,000 of other proceeds from the sale of assets. During the twelve weeks ended September 19, 2007, a total of $1,096,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of $643,000, wholesale of $151,000, our retail stores of $162,000 and our home office facility of $140,000. These expenditures were offset by $513,000 of payments received on notes receivable and $1,274,000, net of related expenses, received from the sale of retail stores to Starbucks.

Net cash provided by financing activities for the twelve weeks ended September 17, 2008 totaled $3,000,000 and related to borrowings on the Company’s credit facility during the current quarter.

Outstanding Debt and Financing Arrangements:

On May 10, 2004, we entered into the Note Purchase Agreement with Sequoia , a limited partnership whose sole general partner also serves as the Chairman of the Board of Directors of the Company, which provided, at our election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. We have amended the Note Purchase Agreement from time to time and have agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2009. Interest is payable at three-month LIBOR plus 5.30%. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of September 17, 2008, $2,000,000 is due under the Note Purchase Agreement.

On August 26, 2008, we entered into an Amendment No. 4 to the Note Purchase Agreement (the “Amendment”). The Amendment extended the maturity date of the Note Purchase Agreement and the notes issued thereunder until March 31, 2009 and reflected the agreement by Sequoia that we are only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due (unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change of control of the Company or an event of default).

On October 8, 2008 and November 10, 2008, we obtained commitments (the “Commitment Letter”) from Sequoia Enterprises, L.P. (“Sequoia”) and Vessel Partners, L.P. (with Sequoia, the “Lenders”), which are both limited partnerships whose general partner also serves as the chairman of the Board of Directors of the Company, to, among other things, extend the maturity of a $2,000,000 note due under a $5,000,000 contingent convertible note purchase agreement with Sequoia (the “Note Purchase Agreement”) and to provide additional financing as described in the Commitment Letter. The Company and the Lenders are currently in the process of finalizing the contractual details of this commitment which is expected to be completed no later than November 30, 2008.

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

Debt Covenant Compliance:

We were not in compliance with covenants under the Note Purchase Agreement and the Loan Agreement as of September 17, 2008. We obtained a waiver of these covenants from Sequoia through October 31, 2009 provided the effective tangible net worth ratio is not greater than 2.10:1.00. As part of the waiver and amendment, the exercise price of the 2008 Sequoia Warrant and the 2001 Sequoia Warrants for 250,000 shares of common stock was reduced to $1.65 from $2.00 per share. In consideration of the foregoing waiver, (a) the interest rates under the Note Purchase Agreement and the Term Loan will be at LIBOR plus 9.3% for any period during which the ratio of indebtedness of the Company on a consolidated basis to effective tangible net worth is greater than 1.75:1.00 and (b) the interest rates under the Note Purchase Agreement and the Term Loan will be at LIBOR plus 6.30% for any other period.

Letter of Credit:

In addition, we entered into a Credit Agreement with Bank of the West on November 4, 2005. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2009. The letter of credit facility is secured by a deposit account at Bank of the West. As of September 17, 2008, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of September 17, 2008, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of September 17, 2008, the Company was in compliance with all Bank of the West agreement covenants.

Liquidity and Management Plans

For the current quarter ended September 17, 2008, we incurred a net loss of $1.8 million and reported net cash used in operating activities of $2.1 million. We had a cash balance of $1.8 million with $5 million of outstanding borrowings under our credit facilities as of September 17, 2008.

The Note Purchase Agreement expires on March 31, 2009 and the $2 million balance on the note is due in full on that date. On October 8, 2008 and November 10, 2008, we obtained commitments from the Lenders, for additional borrowings of up to $5 million and to extend the maturity date of the $2 million note due under the Note Purchase Agreement to March 31, 2010. We and the Lenders are currently in the process of finalizing the contractual details of this commitment which is expected to be completed no later than November 30, 2008. In addition, as previously described above, we obtained a $3.0 million term loan on August 26, 2008.

Our management believes that cash flow from operations, funds available to us from our credit agreements and additional lending commitments obtained from our lender Sequoia, will be sufficient to satisfy working capital needs at the anticipated operating levels for at least the next twelve months.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of September 17, 2008:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Company-operated retail locations and other operating leases	$9,130	$2,518	$2,876	$1,895	$1,841
Franchise operated retail locations operating leases	10,628	2,298	3,681	2,580	2,069
Green coffee commitments	609	609	—	—	—
Note Payable	5,000	1,000	4,000	—	—

	$25,367	$6,425	$10,557	$4,475	$3,910

As of September 17, 2008, we have entered into an employment agreement with one executive that provides for a severance payment of nine months salary in the event that this individual is terminated without cause. Our maximum liability for severance under this contract is currently $169,000. Because such amount is contingent, it has not been included in the above table.

We have obligations under non-cancelable operating leases for our coffeehouses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 39 franchise locations. Under our historical franchising business model, we executed the master lease for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for making payments thereunder. Our maximum theoretical future exposure at September 17, 2008, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $10,628,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord that is less than the sum payment of all remaining future rents and other amounts payable.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that we believe to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, allowance for bad debt reserves, fixed asset lives, income taxes, self-insurance and workers’ compensation reserves, store closure reserves, stock-based compensation, the valuation allowance for net deferred tax assets and contingencies. We believe that the following represent the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements. The following discussion, however, does not list all of our accounting policies and estimates.

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

The most significant assumptions in our analysis are those used when we estimate a unit’s future cash flows. We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information. If our assumptions are incorrect, the carrying value of our operating unit assets may be overstated or understated. With the sale or closure of all but nine of our Company-owned stores this has become less significant in the current year.

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

Franchised Operations

We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each period we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our unaudited condensed consolidated financial statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Over time, our assessment of individual franchisees may change. For instance, we have had some franchisees for whom we had estimated a loss equal to the total amount of the receivable, but which have paid us in full or established a consistent record of payments (generally one year) such that we determined that an allowance was no longer required.

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

Stock-Based Compensation

As discussed in the notes to the condensed consolidated financial statements, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. Starting June 30, 2005, we adopted the provisions of SFAS No. 123R, which sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of September 17, 2008, our net deferred tax assets and related valuation allowance totaled approximately $7,975,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 17, 2008.

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

As of September 17, 2008, there are no material changes from the legal proceedings disclosure set forth in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended June 25, 2008. Please refer to the annual report on Form 10-K for the fiscal year ended June 25, 2008 for disclosure regarding legal proceedings.

Item 1A.	Risk Factors.

The Annual Report on Form 10-K for the year ended June 25, 2008 includes a detailed discussion of our risk factors. Pursuant to Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our most recent Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the year ended June 25, 2008.

If we are not able to secure additional loan commitments, our liquidity and operations may be adversely impacted.

If we do not extend the term of our existing credit facility, negotiate a new credit facility with a different lender or secure other alternative sources of financing, then our operations and financial condition may be adversely affected.

Item 2.	Unregistered sales of Equity Securities and use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Amended and Restated Bylaws of Diedrich Coffee, Inc. (8)

4.1	Specimen Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001(2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

4.9	Amendment No. 1 to 2001 Warrant, dated August 26, 2008(9)

10.1	Amendment No. 4 to Contingent Convertible Note Purchase Agreement dated August 26, 2008 (includes removal of conversion feature of notes, no further warrant issuances)(9)

10.2	Loan Agreement by and between Diedrich Coffee, Inc. and Sequoia Enterprises, L.P., dated August 26, 2008(9)

10.3	Warrant to Purchase Common Stock with Sequoia Enterprises, L.P., dated August 26, 2008(9)

10.4	Commitment Letter with Sequoia Enterprises, L.P. and Vessel Partners, L.P., dated October 8, 2008(10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.

(6)	Previously filed as Annex B to Diedrich Coffee’s Definitive proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2008.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2008.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2008	DIEDRICH COFFEE, INC.

/s/ J. Russell Phillips J. Russell Phillips Chief Executive Officer (On behalf of the registrant)

/s/ Sean M. McCarthy Sean M. McCarthy Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002