Form 10-Q
period 2008-12-10
DIEDRICH COFFEE INC
filed 2009-01-26
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 10, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 12, 2009, there were 5,468,316 shares of common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 10, 2008	June 25, 2008
	(Unaudited)
Assets
Current assets:
Cash	$1,610,000	$670,000
Restricted cash and short term investments	623,000	623,000
Accounts receivable, less allowance for doubtful accounts of $459,000 at December 10, 2008 and $508,000 at June 25, 2008	4,449,000	5,015,000
Inventories	5,603,000	4,652,000
Current portion of notes receivable, less allowance of $143,000 at December 10, 2008 and $247,000 at June 25, 2008	1,037,000	1,074,000
Advertising fund assets, restricted	4,000	6,000
Prepaid expenses	575,000	412,000

Total current assets	13,901,000	12,452,000
Property and equipment, net	7,033,000	7,327,000
Notes receivable, less allowance of $0 at December 10, 2008 and June 25, 2008, respectively	2,196,000	2,663,000
Cash surrender value of life insurance policy	113,000	162,000
Other assets	720,000	132,000

Total assets	$23,963,000	$22,736,000

Liabilities and Stockholders’ Equity
Current liabilities:
Liabilities of discontinued operations	$41,000	$89,000
Current portion of note payable, net of discount	2,619,000	1,741,000
Accounts payable	6,382,000	5,169,000
Accrued compensation	1,357,000	1,412,000
Accrued expenses	1,944,000	2,232,000
Franchisee deposits	506,000	587,000
Deferred franchise fee income	48,000	34,000
Advertising fund liabilities	78,000	204,000
Accrued provision for store closure	787,000	849,000
Deferred compensation	136,000	—

Total current liabilities	13,898,000	12,317,000
Note payable, net of discount and net of current portion	1,437,000	—
Income tax liabilities	270,000	261,000
Deferred rent	182,000	190,000
Deferred compensation	—	226,000

Total liabilities	15,787,000	12,994,000

Commitments and contingencies (Notes 10, 11 and 12)
Stockholders’ equity:
Common stock, $.01 par value; authorized 8,750,000 shares; issued and outstanding 5,468,000 shares at December 10, 2008 and June 25, 2008	55,000	55,000
Additional paid-in capital	61,493,000	60,281,000
Accumulated deficit	(53,372,000)	(50,594,000)

Total stockholders’ equity	8,176,000	9,742,000

Total liabilities and stockholders’ equity	$23,963,000	$22,736,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended December 10, 2008	Twelve Weeks Ended December 12, 2007	Twenty-Four Weeks Ended December 10, 2008	Twenty-Four Weeks Ended December 12, 2007
Net revenue:
Wholesale and other	$13,665,000	$10,370,000	$23,977,000	$16,834,000
Franchise revenue	564,000	803,000	1,069,000	1,432,000
Retail sales	1,373,000	1,275,000	2,288,000	2,342,000

Total net revenue	15,602,000	12,448,000	27,334,000	20,608,000

Costs and expenses:
Cost of sales and related occupancy costs (exclusive of depreciation shown separately below)	12,430,000	9,362,000	21,635,000	15,334,000
Operating expenses	1,979,000	2,346,000	3,833,000	4,578,000
Depreciation and amortization	407,000	280,000	744,000	532,000
General and administrative expenses	1,590,000	1,694,000	3,472,000	3,149,000
Gain on asset disposals	(4,000)	(6,000)	(10,000)	(7,000)

Total costs and expenses	16,402,000	13,676,000	29,674,000	23,586,000

Operating loss from continuing operations	(800,000)	(1,228,000)	(2,340,000)	(2,978,000)
Interest expense	(256,000)	(12,000)	(566,000)	(23,000)
Interest and other income, net	65,000	81,000	132,000	265,000

Loss from continuing operations before income tax benefit	(991,000)	(1,159,000)	(2,774,000)	(2,736,000)
Income tax provision (benefit)	4,000	—	4,000	(540,000)

Loss from continuing operations	(995,000)	(1,159,000)	(2,778,000)	(2,196,000)
Discontinued operations:
Gain on sale of discontinued operations, net of tax expense of $507,000	—	—	—	767,000

Net loss	$(995,000)	$(1,159,000)	$(2,778,000)	$(1,429,000)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.18)	$(0.21)	$(0.51)	$(0.40)

Income from discontinued operations, net	$—	$—	$—	$0.14

Net loss	$(0.18)	$(0.21)	$(0.51)	$(0.26)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,468,000	5,448,000	5,468,000	5,448,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-four Weeks Ended December 10, 2008	Twenty-four Weeks Ended December 12, 2007
Cash flows from operating activities:
Net loss	$(2,778,000)	$(1,429,000)
Gain on sale of discontinued operations, net	—	(767,000)

Loss from continuing operations:	(2,778,000)	(2,196,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	744,000	532,000
Amortization and write off of loan fees	3,000	—
Amortization of note payable discount	369,000	—
Provision for bad debt	382,000	229,000
Income tax provision (benefit)	4,000	(540,000)
Provision for inventory obsolescence	25,000	2,000
Provision for store closure	94,000	352,000
Stock compensation expense	158,000	106,000
Notes receivable issued	(93,000)	(138,000)
Gain on disposal of assets	(10,000)	(8,000)
Changes in operating assets and liabilities:
Accounts receivable	184,000	(2,760,000)
Inventories	(976,000)	114,000
Prepaid expenses	(163,000)	(318,000)
Notes Receivable	(47,000)	(67,000)
Other assets	(665,000)	46,000
Accounts payable	1,213,000	1,238,000
Accrued and deferred compensation	(144,000)	(183,000)
Accrued expenses	(284,000)	(509,000)
Deferred franchise fee income and franchise deposits	(67,000)	(7,000)
Accrued provision for store closure	(156,000)	(133,000)
Deferred rent	(8,000)	(15,000)

Net cash used in continuing operations	(2,215,000)	(4,255,000)
Net cash used in discontinued operations	(48,000)	(36,000)

Net cash used in operating activities	(2,263,000)	(4,291,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(451,000)	(2,490,000)
Proceeds from disposal of property and equipment	10,000	7,000
Payments received on notes receivable	644,000	544,000
Change in restricted cash and short term investments	—	46,000

Net cash provided by (used in) investing activities of continuing operations	203,000	(1,893,000)
Proceeds from sale of discontinued operations, net	—	1,274,000

Net cash provided by (used in) investing activities	203,000	(619,000)

Cash flows from financing activities:
Borrowings under credit agreement	3,000,000	—

Net cash provided by financing activities	3,000,000	—

Net increase (decrease) in cash	940,000	(4,910,000)
Cash at beginning of year	670,000	6,873,000

Cash at end of period	$1,610,000	$1,963,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$190,000	$25,000

Income taxes	$11,000	$—

Non-cash transactions:
Issuance of notes receivable	$93,000	$138,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 10, 2008

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, as well as the instructions to Form 10-Q and as a “smaller reporting company,” the Company can choose to comply with Article 8 of Regulation S-X. In particular, Rule 8-03 of Article 8 of Regulation S-X governs interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 25, 2008.

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

During the first quarter of fiscal year 2008, the Company recorded a gain on sale of discontinued operations of $1,274,000 before income taxes of $507,000 in connection with the Starbucks transaction.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will determine the impact of adopting SFAS No. 141R on its consolidated financial statements should applicable transactions occur in the future.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 10, 2008

(UNAUDITED)

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

Upon adoption of FIN 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109” (“FIN 48”), the Company analyzed its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. At the adoption date of June 28, 2007, the Company had $200,000 of unrecognized tax benefits. The Company recorded a cumulative effect adjustment related to the adoption of FIN 48 of $245,000 including interest and penalties, which was accounted for as an increase to the June 28, 2007 balance of accumulated deficit on the consolidated balance sheet. The $200,000 of unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. There were no material changes in unrecognized tax benefits as of the quarter ended December 10, 2008.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was $61,000 of interest and penalties associated with uncertain tax positions as of June 25, 2008. As of December 10, 2008, there was no significant change in accrued interest and penalties related to unrecognized tax benefits.

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

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 10, 2008

(UNAUDITED)

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

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 10, 2008	December 12, 2007	December 10, 2008	December 12, 2007
Risk free interest rate	1.91%	4.00%	1.91% – 3.11%	4.00% – 4.91%
Expected life	3 years	2 years	3 years	2 years
Expected volatility	64%	59%	56% – 64%	59% – 63%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	6.82%	9.38%	5.58% – 6.82%	5.45% – 9.38%

A summary of option activity under our stock option plans for the twenty-four weeks ended December 10, 2008 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 25, 2008	618,000	$3.80
Plus options granted	40,000	2.32
Less:
Options canceled or expired	(50,000)	4.23

Options outstanding at December 10, 2008	608,000	3.67	8.2	$—

Options exercisable at December 10, 2008	213,000	$4.50	6.5	$—

Stock-based compensation expense included in the statement of operations for the twelve weeks ended December 10, 2008 was approximately $83,000 and for the twenty-four weeks ended December 10, 2008 was approximately $157,000. Stock-based compensation expense included in the statement of operations for the twelve weeks ended December 12, 2007 was approximately $54,000 and for the twenty-four weeks ended December 12, 2007 was approximately $106,000. As of December 10, 2008, there was approximately $235,000 of total unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized over a weighted average period of 1.2 years. Approximately 27,000 options vested during the twenty-four weeks ended December 10, 2008.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 10, 2008

(UNAUDITED)

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 14.

2.	LIQUIDITY AND MANAGEMENT PLANS

For the twenty-four weeks ended December 10, 2008, the Company incurred a net loss of $2.8 million and reported net cash used in operating activities of $2.3 million. The Company had a cash balance of $1.6 million with $5 million of outstanding borrowings under its credit facilities as of December 10, 2008.

A $5,000,000 Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner also serves as the Chairman of the Company’s board of directors (the “Note Purchase Agreement”), expires on March 31, 2009 and the $2 million balance on the outstanding note is due in full on that date. On October 8, 2008, November 10, 2008 and January 23, 2009, the Company obtained commitments from the lenders Sequoia and Vessel Partners, L.P., which are limited partnerships whose general partner also serves as the Chairman of the Company’s board of directors (collectively, the “Lenders”) for additional borrowings of up to $5 million and to extend the maturity date of the $2 million note due under the Note Purchase Agreement from March 31, 2009 to March 31, 2010. The Company and the Lenders are currently in the process of finalizing the contractual details of this commitment. In addition, the Company obtained a $3 million term loan on August 26, 2008. See Note 11.

The Company believes that cash flow from operations, funds available from the credit agreements and additional lending commitments obtained from the Lenders will be sufficient to satisfy working capital needs at the anticipated operating levels for at least the next twelve months.

The Company’s future capital requirements will depend on many factors, including the extent and timing of the rate at which the business grows, if at all, with corresponding demands for working capital. The Company may be required to seek additional funding through debt financing, equity financing or a combination of funding methods to meet capital requirements and sustain operations. However, additional funds may not be available on terms acceptable or at all.

3.	ACCOUNTS RECEIVABLE

During the twenty-four weeks ended December 10, 2008, the Company provided for $357,000 of additional allowance for doubtful accounts and charged off $406,000 of accounts receivable against the reserve.

The following table details the components of net accounts receivable:

	December 10, 2008	June 25, 2008
Wholesale receivables	$4,363,000	$4,814,000
Allowance for wholesale receivables	(293,000)	(285,000)

	4,070,000	4,529,000

Franchise and other receivables	545,000	709,000
Allowance for franchise and other receivables	(166,000)	(223,000)

	379,000	486,000

Total accounts receivable, net	$4,449,000	$5,015,000

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 10, 2008

(UNAUDITED)

4.	INVENTORIES

Inventories consist of the following:

	December 10, 2008	June 25, 2008
Unroasted coffee	$620,000	$1,608,000
Roasted coffee	2,072,000	1,163,000
Accessory and specialty items	180,000	104,000
Other food, beverage and supplies	2,731,000	1,777,000

Total inventory	$5,603,000	$4,652,000

5.	NOTES RECEIVABLE

Notes receivable consists of the following:

	December 10, 2008	June 25, 2008
Notes receivable bearing interest at rates from 0% to 8.0%, payable in monthly installments varying between $115 and $3,869 and due on various dates through August 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. Amounts are net of allowance of $143,000 and $247,000, respectively	$46,000	$177,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2009 and January 31, 2011	3,187,000	3,560,000
Less: current portion of notes receivable	(1,037,000)	(1,074,000)

Long-term portion of notes receivable	$2,196,000	$2,663,000

6.	ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

The following table details the components of accrued provision for store closure:

	Beginning Balance	Amounts Charged to Expense	Cash Payments	Ending Balance
Fiscal Year ended June 25, 2008	$811,000	$806,000	$(679,000)	$938,000
Twenty-four Weeks ended December 10, 2008	$938,000	$94,000	$(204,000)	$828,000

Of the $828,000 reserve balance for store closures at December 10, 2008, $787,000 and $41,000 are reserved for continuing operations and discontinued operations, respectively. For the twenty-four weeks ended December 10, 2008, $94,000 was charged to costs of sales and related occupancy costs. Of the $938,000 reserve balance for store closures at June 25, 2008, $849,000 and $89,000 are reserved for continuing operations and discontinued operations, respectively.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 10, 2008

(UNAUDITED)

7.	NOTE PAYABLE

	December 10, 2008	June 25, 2008
Note payable amount bearing interest at a rate of three-month LIBOR plus 9.30% (13.45% as of December 10, 2008) is due and payable on March 31, 2009. Note is unsecured.	$2,000,000	$2,000,000
Note payable amount bearing interest at a rate of one-month LIBOR plus 9.30% (11.21% as of December 10, 2008). Note is unsecured.	3,000,000	—
Discount on note payable	(944,000)	(259,000)

	$4,056,000	$1,741,000
Less: current portion of notes payable, net of discount	(2,619,000)	(1,741,000)

Long-term portion of notes payable, net of discount	$1,437,000	$—

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share from continuing operations:

	Twelve Weeks Ended December 10, 2008	Twelve Weeks Ended December 12, 2007	Twenty-Four Weeks Ended December 10, 2008	Twenty-Four Weeks Ended December 12, 2007
Numerator:
Net loss from continuing operations	$(995,000)	$(1,159,000)	$(2,778,000)	$(2,196,000)

Denominator:
Basic weighted average shares outstanding	5,468,000	5,448,000	5,468,000	5,448,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,468,000	5,448,000	5,468,000	5,448,000

Basic and diluted net loss per share from continuing operations	$(0.18)	$(0.21)	$(0.51)	$(0.40)

For the quarters ended December 10, 2008 and December 12, 2007, employee stock options of approximately 608,000, and 537,000, respectively, and warrants of 500,000 for each year, were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. In addition, for the twenty-four weeks ended December 10, 2008, approximately 1,667,000 stock purchase warrants outstanding pursuant to the terms of the 2008 Sequoia Warrant (as discussed in Note 11), and for the twenty-four weeks ended December 12, 2007, 1,275,000 stock purchase warrants outstanding pursuant to terms of the Note Purchase Agreement (as discussed in Note 11) were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Weeks Ended December 10, 2008	Twelve Weeks Ended December 12, 2007	Twenty-Four Weeks Ended December 10, 2008	Twenty-Four Weeks Ended December 12, 2007
Numerator:
Net loss	$(995,000)	$(1,159,000)	$(2,778,000)	$(1,429,000)

Denominator:
Basic weighted average shares outstanding	5,468,000	5,448,000	5,468,000	5,448,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,468,000	5,448,000	5,468,000	5,448,000

Basic and diluted net loss per share	$(0.18)	$(0.21)	$(0.51)	$(0.26)

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 10, 2008

(UNAUDITED)

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

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 10, 2008	December 12, 2007	December 10, 2008	December 12, 2007
Net revenue:
Wholesale	$13,665,000	$10,370,000	$23,977,000	$16,834,000
Franchise	564,000	803,000	1,069,000	1,432,000
Retail	1,373,000	1,275,000	2,288,000	2,342,000

Total net revenue	$15,602,000	$12,448,000	$27,334,000	$20,608,000

Interest expense:
Wholesale	$—	$—	$—	$—
Franchise	—	—	—	—
Corporate	256,000	12,000	566,000	23,000

Total interest expense	$256,000	$12,000	$566,000	$23,000

Depreciation and amortization:
Wholesale	$333,000	$176,000	$594,000	$320,000
Retail	9,000	30,000	17,000	59,000
Corporate	65,000	74,000	133,000	153,000

Total depreciation and amortization	$407,000	$280,000	$744,000	$532,000

Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$900,000	$827,000	$1,627,000	$993,000
Franchise	(63,000)	(510,000)	(313,000)	(900,000)
Retail	79,000	216,000	69,000	229,000
Corporate	(1,907,000)	(1,692,000)	(4,157,000)	(3,058,000)

Total segment loss from continuing operations before income tax provision (benefit)	$(991,000)	$(1,159,000)	$(2,774,000)	$(2,736,000)

	December 10, 2008	June 25, 2008
Identifiable assets:
Wholesale	$15,124,000	$15,008,000
Franchise	820,000	1,084,000
Retail	601,000	170,000
Corporate	7,418,000	6,474,000

Total assets	$23,963,000	$22,736,000

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 10, 2008

(UNAUDITED)

10.	LEASE CONTINGENCIES

In addition to the corporate office, warehouse and store leases, the Company is liable on the master real property leases for 37 franchise locations. Under the Company’s historical franchising business model, the Company executed the master lease for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making payments under the master lease. The Company’s maximum theoretical future exposure at December 10, 2008, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $9,567,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents and related payables. In addition, the Company also leases equipment with various expiration dates.

11.	OUTSTANDING DEBT, FINANCING ARRANGEMENTS AND RESTRICTED CASH

Note Purchase Agreement:

On May 10, 2004, the Company entered into the Note Purchase Agreement with Sequoia, which provided, at the Company’s election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. The Company has amended the Note Purchase Agreement from time to time and has agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2009, and the Company is only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change in control of the Company or an event of default. Interest is payable at three-month LIBOR plus 9.3% for any period during which the ratio of Indebtedness (as defined in the Note Purchase Agreement) of the Company on a consolidated basis to Effective Tangible Net Worth (as defined in the Note Purchase Agreement) is greater than 1.75:1.00 or the three-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Loan Agreement. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of December 10, 2008, the Company was in compliance with all covenants under the Note Purchase Agreement. As of December 10, 2008, $2,000,000 is outstanding under the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, the Company entered into a loan agreement with Sequoia (the “Loan Agreement”). The Loan Agreement provides for a $3 million term loan (the “Term Loan”) to the Company. The Term Loan accrues interest from the funding date at one-month LIBOR plus 5.30%, resetting on the first calendar day of each month. On November 10, 2008, the Company entered into a Waiver Agreement (as defined below). In consideration of such waiver, the interest rates under the Loan Agreement were increased to one-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Loan Agreement) of the Company on a consolidated basis to Effective Tangible Net Worth (as defined in the Loan Agreement) is greater than 1.75:1.00 or one-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Loan Agreement. The Company is required to make regular monthly payments of interest, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default. As of December 10, 2008, $3,000,000 is outstanding under the Loan Agreement.

The Loan Agreement requires the Company to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan. The Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default. As of December 10, 2008, the Company was in compliance with all covenants under the Loan Agreement.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes issued under the Note Purchase Agreement and certain permitted indebtedness identified in the Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 10, 2008

(UNAUDITED)

Warrants:

In connection with the Loan Agreement and an amendment to the Note Purchase Agreement, on August 26, 2008, the Company issued to Sequoia a warrant (the “2008 Sequoia Warrant”) to purchase 1,667,000 shares of common stock of the Company. On November 10, 2008 the exercise price of the 2008 Sequoia Warrant was decreased from $2.00 to $1.65 in connection with the Waiver Agreement (as defined below).

In addition, the exercise price of the 2001 Sequoia Warrants for 250,000 shares of common stock was reduced from $2.00 to $1.65 per share.

Waiver Agreement:

On November 10, 2008, the Company entered into a Waiver, Agreement, Amendment No. 1 to 2008 Warrant and Amendment No. 2 to 2001 Warrant (the “Waiver Agreement”) with Sequoia. Pursuant to the Waiver Agreement, Sequoia waived the requirement set forth in the Note Purchase Agreement and the Loan Agreement with Sequoia (collectively, the “Loan Agreements”) that the Company shall not permit, as of the end of any fiscal quarter, the ratio of Indebtedness of the Company on a consolidated basis to Effective Tangible Net Worth to be more than 1.75:1.00 (as such terms are defined in the Loan Agreements). Such waiver is effective until the earlier of (a) October 31, 2009 and (b) the end of any fiscal quarter at which the foregoing ratio is greater than 2.10:1.00.

In consideration of such waiver, (a) the exercise prices of the warrant to purchase 250,000 shares of the Company’s common stock issued to Sequoia on May 8, 2001 and the warrant to purchase 1,667,000 shares of the Company’s common stock issued to Sequoia on August 26, 2008 were decreased from $2.00 to $1.65, and (b) the per annum interest rates under the Loan Agreements were increased from the LIBOR Rate (as defined in the Loan Agreements) plus 5.30% to (i) the LIBOR Rate plus 9.30% for any period during which the ratio of Indebtedness of the Company on a consolidated basis to Effective Tangible Net Worth is greater than 1.75:1.00 or (ii) the LIBOR Rate plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Loan Agreements.

Loan Commitment

On October 8, 2008, November 10, 2008 and January 23, 2009, the Company obtained commitments from the Lenders for additional borrowings of up to $5 million and to extend the maturity date of $2 million due under the Note Purchase Agreement from March 31, 2009 to March 31, 2010. The Company and the Lenders are currently in the process of finalizing the contractual details of this commitment.

Letter of Credit:

In addition, we entered into a Credit Agreement with Bank of the West on November 4, 2005. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2009. The letter of credit facility is secured by a deposit account at Bank of the West. As of December 10, 2008, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of December 10, 2008, $472,000 of letters of credit were outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to Bank of the West within specified time periods. As of December 10, 2008, the Company was in compliance with all Bank of the West agreement covenants.

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

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 10, 2008

(UNAUDITED)

The Company has entered into a settlement with the plaintiffs in the Reid v. Diedrich lawsuit. This settlement has been given preliminary approval by the court. A final approval hearing is set for April 27, 2009. As of December 10, 2008, the Company estimates the total amount to settle this claim to be $693,000 and has recorded an accrual for this amount.

Subject to court approval, the Company has entered into a tentative settlement with the plaintiffs in the Willems v. Diedrich lawsuit. As of December 10, 2008, the Company estimates the total amount to settle this claim to be $251,000 and has recorded an accrual for this amount.

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

In accordance with SFAS No. 144, the financial results of the retail operations that were sold or closed are reported as discontinued operations for all periods presented. During the first quarter of fiscal year 2008, the Company received proceeds from escrow of $1,274,000 as part of the transaction with Starbucks in fiscal 2007. For the twenty-four weeks ended December 12, 2007, gain on sale of discontinued operations was $767,000, net of $507,000 in taxes.

The financial results included in discontinued operations were as follows:

TWENTY-FOUR WEEKS ENDED
December 12, 2007
Net revenue	$—

Gain on sale of discontinued operations, net of tax expense of $507,000	767,000

Income from discontinued operations, net	$767,000

14.	EMPLOYEE BENEFITS

401(k) Plan

The Company maintains a 401(k) Salary Deferral Plan (the “401(k) Plan”) for eligible employees. Employer matching contributions relating to the 401(k) Plan totaled $9,000 and $11,000 for the twelve weeks ended December 10, 2008 and December 12, 2007, respectively. Employer matching contributions totaled $17,000 and $21,000 for the twenty-four weeks ended December 10, 2008 and December 12, 2007, respectively.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 10, 2008

(UNAUDITED)

Deferred Compensation Plan

Effective December 15, 2005, the Company amended its non-qualified deferred compensation plan. Under the amended plan, plan participants may elect to defer, on a pre-tax basis, a portion (from 0% to 100%) of their base salary, service bonus, and performance-based compensation. Any amounts deferred by a plan participant will be credited to the plan participant’s deferred compensation account. The plan further provides that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in the plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) one hundred percent (100%) vested at all times with respect to all employer discretionary contributions. The Company made no discretionary contributions to plan participants’ accounts for the twenty-four weeks ended December 10, 2008 and December 12, 2007.

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

The Company has purchased a COLI contract insuring two of the participants in the deferred compensation plan. The policy is held in a trust to provide additional benefit security for the deferred compensation plan. The assets in the trust are owned by the Company and are subject to claims of its creditors. The gross cash surrender value of these contracts as of December 10, 2008 was $113,000 as shown in the accompanying condensed consolidated balance sheets. Total life insurance policy death benefits payable was $14,558,000 at December 10, 2008. The Company has since terminated the deferred compensation plan effective December 31, 2008 and provided 60-day notice of the termination of the trust agreement effective February 28, 2009.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and twenty-four weeks ended December 10, 2008 to the results for the twelve and twenty-four weeks ended December 12, 2007, respectively.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of December 10, 2008. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

We also sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company-operated and franchised retail locations. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees. As of December 10, 2008, we owned and operated 10 retail locations and franchised 104 other retail locations under the brands described above, for a total of 114 retail coffee outlets. Although the retail specialty coffee industry is presently dominated by a single company, which operates over nine thousand domestic and international retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $48 million. System-wide revenues include sales from company-operated and franchise locations. Our retail units are located in 25 states.

Recent Developments

On December 19, 2008, James W. Stryker was appointed to our board of directors. Mr. Stryker serves as chair of the audit committee of the board of directors, which is currently composed of Timothy J. Ryan, Gregory D. Palmer and James W. Stryker. As a result, the Company is in compliance with NASDAQ Marketplace Rule 4350(d)(2)(A), which requires a Nasdaq-listed registrant’s audit committee to consist of at least three independent directors.

NASDAQ Listing

In connection with our listing on the NASDAQ Global Market, on October 10, 2008, we received a staff deficiency letter from the NASDAQ Stock Market with respect to our non-compliance with the minimum stockholders’ equity requirement of $10 million as set forth in NASDAQ Marketplace Rule 4450(a)(3). On October 20, 2008, we received a second staff deficiency letter from NASDAQ indicating that for the then last thirty consecutive trading days, our common stock had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5 million, and that as a result, we did not comply with the MVPHS requirement for continued listing on the NASDAQ Global Market as set forth in NASDAQ Marketplace Rule 4450(a)(2).

On October 30, 2008, we announced the submission of a transfer application to the NASDAQ Stock Market to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. The transfer to the NASDAQ Capital Market, where the Company’s common stock continues to trade under the symbol “DDRX,” was approved effective as of November 7, 2008.

Retail Outlets

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2008 and fiscal 2009 through the twenty-four weeks ended December 10, 2008, is set forth below:

	Units at June 27, 2007	Opened	Closed/ Sold	Units at June 25, 2008	Opened	Closed	Net transfers between the Company and Franchise (A)	Units at December 10, 2008
Gloria Jean’s Brand
Company-Operated	6	—	(2)	4	—	—	6	10
Franchise-Domestic	136	2	(27)	111	1	(9)	(6)	97

Subtotal Gloria Jean’s	142	2	(29)	115	1	(9)	—	107

Diedrich Coffee Brand
Company-Operated	3	—	(2)	1	—	(1)	—	—
Franchise – Domestic	4	—	(1)	3	—	—	—	3

Subtotal Diedrich	7	—	(3)	4	—	(1)	—	3

Coffee People Brand
Company-Operated	—	—	—	—	—	—	—	—
Franchise – Domestic	4	—	—	4	—	—	—	4

Subtotal Coffee People	4	—	—	4	—	—	—	4

Total	153	2	(32)	123	1	(10)	—	114

(A)	Six franchise Gloria Jean’s coffeehouses were transferred to company-operated coffeehouses during fiscal year 2009.

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

RESULTS OF OPERATIONS

Twelve weeks ended December 10, 2008 compared with the twelve weeks ended December 12, 2007

Total Revenue. Total revenue for the twelve weeks ended December 10, 2008 increased by $3,154,000, or 25.3%, to $15,602,000 from $12,448,000 for the twelve weeks ended December 12, 2007. This result was the net effect of a 31.8% increase in wholesale revenue and an increase of 7.7% in retail sales offset by a decrease of 29.8% in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended December 10, 2008 increased by $3,295,000, or 31.8%, to $13,665,000 from $10,370,000 for the twelve weeks ended December 12, 2007. Wholesale sales to OCS and food service customers for the twelve weeks ended December 10, 2008 increased by $3,622,000, or 41.4%, to $12,360,000 from $8,738,000 for the twelve weeks ended December 12, 2007 led by a 48.6%, or $3,793,000, net increase in Keurig “K-cup” sales. The Company generated 74.3% and 62.6% of its total revenues from the sale of K-cups for the quarter ended December 10, 2008 and December 12, 2007, respectively. Our manufacturing and distribution of K-cups is licensed from a single licensor. Sales to our licensor represented approximately 33.1% and 24.0% of wholesale sales for the quarter ended December 10, 2008 and December 12, 2007, respectively. Sales of roasted coffee to our franchisees decreased $327,000, or 20.1%, for the twelve weeks ended December 10, 2008 as compared to the twelve weeks ended December 12, 2007.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $239,000, or 29.8%, to $564,000 for the twelve weeks ended December 10, 2008 from $803,000 for the twelve weeks ended December 12, 2007. Of the decrease in domestic franchise revenue, $226,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 4.3% for the Gloria Jean’s brand in the current quarter compared to the prior year same quarter along with a decrease of 39 Gloria Jean’s franchise units since the beginning of fiscal 2008. In addition, franchise store opening and renewal fees decreased $13,000 in the current quarter compared to the prior year same quarter.

Retail Sales. Retail sales for the twelve weeks ended December 10, 2008 increased by $98,000, or 7.7%, to $1,373,000 from $1,275,000 for the prior year period. This increase in retail sales was primarily due to a net increase of four Gloria Jean’s company-operated stores since the beginning of fiscal 2008 and was partially offset by a decrease in same store sales of 11.0% compared to the same quarter of the prior year. Sales from our internet website decreased $21,000, or 4.7%, to $436,000 for the twelve weeks ended December 10, 2008 from $457,000 for the twelve weeks ended December 12, 2007.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended December 10, 2008 increased $3,068,000, or 32.8%, to $12,430,000 from $9,362,000 in the prior year quarter. As a percentage of total revenue, cost of sales and related occupancy increased from 75.2% for the twelve weeks ended December 12, 2007 to 79.7% in the current fiscal quarter. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 80.4% for the twelve weeks ended December 12, 2007 to 82.7% for the twelve weeks ended December 10, 2008. Retail cost of sales increased from 36.3% to 40.2% in the current fiscal quarter whereas wholesale cost of sales increased from 81.9% to 85.0% of wholesale sales in the current fiscal quarter due to a higher percentage of higher cost Keurig business over the prior year period. Wholesale sales, which carry a higher cost of goods sold than retail sales, also slightly increased as a percentage of the retail and wholesale sales mix from 89.1% to 90.9%. Occupancy costs for the twelve weeks ended December 10, 2008 decreased $150,000, to $257,000 from $407,000 in the prior year period primarily due to a decrease in franchise rent expense associated with closed stores.

Operating Expenses. Total operating expenses for the twelve weeks ended December 10, 2008 decreased $367,000 and as a percentage of retail and wholesale sales, decreased from 20.1% of retail and wholesale sales to 13.2% for the twelve weeks ended December 10, 2008. The decrease in operating costs primarily resulted from decreases in franchise and wholesale of $349,000 and $63,000 respectively, and was offset by an increase in retail of $45,000. The decrease in wholesale costs of $63,000 resulted primarily from a decrease in equipment costs, compensation, travel and other of $57,000, $85,000 and $111,000 respectively. These decreases in wholesale operating costs were partially offset by an increase in marketing and allowances for doubtful accounts of $43,000, and $147,000, respectively. Franchise operating expense decreased by $349,000 and primarily resulted from a decrease in compensation of $324,000 along with decreases in marketing, travel and other costs of $25,000. The increase in retail operating costs of $45,000 resulted primarily from a $56,000 net increase in costs associated with new company-operated retail stores. This increase in retail operating costs was partially offset by a net decrease of $11,000 in marketing and labor costs associated with our internet business.

Depreciation and Amortization. Depreciation and amortization increased $127,000 to $407,000 for the twelve weeks ended December 10, 2008 as compared to $280,000 for the twelve weeks ended December 12, 2007. This increase resulted primarily from the completion of capital projects at our roasting facility during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.

General and Administrative Expenses. Our general and administrative expenses decreased by $104,000, or 6.1%, to $1,590,000 for the twelve-weeks ended December 10, 2008 compared to $1,694,000 for the twelve weeks ended December 12, 2007. The decrease in general and administrative costs was due to decreases in compensation costs of $101,000 and legal, consulting and other costs of $82,000 and was partially offset by an increase in insurance and other costs of $79,000. As a percentage of total revenue, general and administrative expenses decreased from 13.6% for the twelve weeks ended December 12, 2007 to 10.2% for the twelve weeks ended December 10, 2008.

Interest Expense and Interest and Other Income, Net. Interest expense, interest income and other income, net was $191,000 of expense for the twelve weeks ended December 10, 2008 compared to $69,000 of income, net for the twelve weeks ended December 12, 2007. This change was primarily the result of interest payments on borrowings along with amortization of our warrants associated with the Loan Agreement (as described below under “Financial Condition, Liquidity and Capital Resources”).

Income Tax Benefit. We had losses from continuing operations for the twelve weeks ended December 10, 2008 and December 12, 2007, respectively. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No.109”), the income tax provision from continuing operations was $4,000 and $0 for the twelve weeks ended December 10, 2008 and December 12, 2007, respectively.

Twenty-four weeks ended December 10, 2008 compared with the twenty-four weeks ended December 12, 2007

Total Revenue. Total revenue for the twenty-four weeks ended December 10, 2008 increased by $6,726,000, or 32.6%, to $27,334,000 from $20,608,000 for the twenty-four weeks ended December 12, 2007. This result was the net effect of a 42.4% increase in wholesale revenue, offset by a 2.3% decrease in retail sales and a 25.3% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twenty-four weeks ended December 10, 2008 increased by $7,143,000, or 42.4%, to $23,977,000 from $16,834,000 for the twenty-four weeks ended December 12, 2007. Wholesale sales to OCS and foodservice customers for the twenty-four weeks ended December 10, 2008 increased by $7,626,000, or 53.5%, to $21,880,000 from $14,254,000 for the twenty-four weeks ended December 12, 2007 led by a 66.3%, or $8,095,000 net increase in Keurig “K-cup” sales. The Company generated 74.3% and 59.3% of its total revenues from the sale of K-cups for the twenty-four weeks ended December 10, 2008 and December 12, 2007, respectively. Our manufacturing and distribution of K-cups is licensed from a single licensor. Sales to our licensor represented approximately 31.1% and 22.1% of wholesale sales for the quarters ended December 10, 2008 and December 12, 2007, respectively. Sales of roasted coffee to our franchisees decreased $483,000, or 18.7%, for the twenty-four weeks ended December 10, 2008 as compared to the twenty-four weeks ended December 12, 2007.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $363,000, or 25.3%, to $1,069,000 for the twenty-four weeks ended December 10, 2008 from $1,432,000 for the twenty-four weeks ended December 12, 2007. Of the decrease in domestic franchise revenue, $357,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 4.3% for the Gloria Jean’s brand in the current quarter compared to the prior year same quarter along with a net decrease of 39 franchise units since the beginning of fiscal 2008. In addition, franchise store opening and renewal fees decreased $6,000 in the current quarter compared to the prior year same quarter.

Retail Sales. Retail sales for the twenty-four weeks ended December 10, 2008 decreased by $54,000, or 2.3%, to $2,288,000 from $2,342,000 for the prior year period. This decrease was primarily the result of a decrease of 8.3% in same store sales for Gloria Jean’s company-operated stores compared to the prior year period. Sales from our internet website remained relatively flat for the twenty-four weeks ended December 10, 2008 compared to the prior year comparable period.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twenty-four weeks ended December 10, 2008 increased $6,301,000, or 41.1%, to $21,635,000 from $15,334,000 in the prior year period. As a percentage of total revenue, cost of sales and related occupancy increased from 74.4% for the twenty-four weeks ended December 12, 2007 to 79.2% in the current fiscal quarter. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs increased as a percentage of total retail and wholesale sales from 80.0% for the twenty-four weeks ended December 12, 2007 to 82.4% for the twenty-four weeks ended December 10, 2008. Retail cost of sales increased from 36.8% to 41.1% of retail sales in the current year period whereas wholesale cost of sales increased from 81.4% to 84.1% of wholesale sales in the current year period due to a higher percentage of higher cost Keurig business over the prior year period. Wholesale sales, which carry a higher cost of goods sold than retail sales, also slightly increased as a percentage of the retail and wholesale sales mix from 87.8% to 91.3%. Occupancy costs for the twenty-four weeks ended December 10, 2008 decreased $231,000, to $537,000 from $768,000 in the prior year period primarily due to a decrease in franchise rent expense of $352,000 associated with closed stores and offset by an increase in rent for retail of $121,000 due to an increase in company-operated locations compared to the prior year period.

Operating Expenses. Total operating expenses for the twenty-four weeks ended December 10, 2008 decreased $745,000 and as a percentage of retail and wholesale sales, decreased from 23.9% of retail and wholesale sales to 14.6% for the twenty-four weeks ended December 10, 2008. The decrease in operating costs primarily resulted from a decrease in wholesale operating costs of $225,000, a decrease in franchise operating costs of $470,000 along with a decrease in retail operating costs of $50,000. The decrease in retail operating costs of $50,000 resulted primarily from a $96,000 net decrease in costs associated with company-operated stores and was partially offset by a net increase of $46,000 for labor, marketing and other costs associated with our internet business. The decrease in wholesale costs of $225,000 resulted primarily from decreases in compensation, equipment and other costs of $138,000, $152,000 and $132,000 and was offset by increases in allowance for doubtful accounts and marketing on $119,000 and $78,000, respectively. Franchise operating expense decreased by $470,000 and primarily resulted from a decrease in compensation $550,000 and other costs of $25,000 and was partially offset by increases in legal, consulting and outside services of $105,000.

Depreciation and Amortization. Depreciation and amortization increased $212,000 to $744,000 for the twenty-four weeks ended December 10, 2008 as compared to $532,000 for the twenty-four weeks ended December 12, 2007. This increase resulted primarily from the completion of capital projects at our roasting facility during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.

General and Administrative Expenses. Our general and administrative expenses increased by $323,000, or 10.3%, to $3,472,000 for the twenty-four weeks ended December 10, 2008 compared to $3,149,000 for the twenty-four weeks ended December 12, 2007. As a percentage of total revenue, general and administrative expenses decreased from 15.3% for the twenty-four weeks ended December 12, 2007 to 12.7% for the twenty-four weeks ended December 10, 2008. The increase in general and administrative expenses of $323,000 was due primarily to increases in compensation of $152,000, legal and consulting of $134,000 and other costs of $37,000.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $434,000 of expense for the twenty-four weeks ended December 10, 2008 compared to $242,000 of income, net for the twenty-four weeks ended December 12, 2007. This change was primarily the result of interest payments on borrowings along with amortization of our warrants associated with the Loan Agreement.

Income Tax Benefit. We had losses from continuing operations for the twenty-four weeks ended December 10, 2008 and December 12, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company recorded an income tax provision and benefit of $4,000 and $540,000 generated by the loss from continuing operations for the twenty-four weeks ended December 10, 2008 and December 12, 2007, respectively. As of December 10, 2008 net operating loss carryforwards of approximately $17,337,000 and $15,735,000 for federal and state income tax purposes, respectively, are available to be utilized against future taxable income for years through fiscal 2030, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail. As a result of the sale and closure of certain retail stores during the previous fiscal year, the results from this component of our business are presented as discontinued operations for all periods presented in accordance with SFAS No. 144. During the first quarter of fiscal year 2008, the Company received proceeds from escrow of $1,274,000 as part of the transaction with Starbucks in fiscal 2007. For the twenty-four weeks ended December 12, 2007, gain on sale of discontinued operations was $767,000, net of $507,000 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At December 10, 2008, we had working capital of $3,000, long term debt, tax liabilities, and deferred rent of $1,889,000 and $8,176,000 of stockholders’ equity, compared to working capital of $135,000, long term tax liabilities, deferred rent and deferred compensation of $677,000 and $9,742,000 of stockholders’ equity at June 25, 2008. As of December 10, 2008 and June 25, 2008, we had $5,000,000 and $2,000,000 outstanding, respectively, under our credit agreements.

The accounts receivable balance of $4,449,000 as of December 10, 2008 decreased $566,000 from the June 25, 2008 balance of $5,015,000. The accounts payable balance of $6,382,000 as of December 10, 2008 increased $1,213,000 from the June 25, 2008 balance of $5,169,000.

Cash Flows. Net cash used in operating activities for the twenty-four weeks ended December 10, 2008 totaled $2,263,000 as compared with $4,291,000 cash used in operating activities for the twenty-four weeks ended December 12, 2007. The Company has incurred losses from continuing operations of $2,778,000, and $2,196,000 for the twenty-four weeks ended December 10, 2008 and December 12, 2007, respectively. Net cash used in continuing operations of $2,215,000 for the twenty-four weeks ended December 10, 2008 resulted primarily from increases in inventories, prepaid expenses and other assets and was partially offset by increases in accounts payable all of which was attributable to working capital needs from a more than 42% increase in wholesale revenue for the twenty-four weeks ended December 10, 2008 compared to the prior year same period.

Net cash provided by investing activities for the twenty-four weeks ended December 10, 2008 totaled $203,000 as compared with net cash used in investing activities of $619,000 for the twenty-four weeks ended December 12, 2007. During the twenty-four weeks ended December 10, 2008, a total of $451,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of $293,000, wholesale of $2,000, retail of $154,000 and our home office facility of $2,000. These expenditures were offset by $644,000 of payments received on notes receivable and $10,000 of other proceeds from the sale of assets. During the twenty-four weeks ended December 12, 2007, a total of $2,490,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of $1,862,000, wholesale of $217,000, our retail stores of $198,000 and our home office facility of $213,000. These expenditures were primarily offset by $544,000 of payments received on notes receivable and $1,274,000, net of related expenses, received from the sale of retail stores to Starbucks.

Net cash provided by financing activities for the twenty-four weeks ended December 10, 2008 totaled $3,000,000 and related to borrowings on the Company’s credit facility during the first quarter of the current fiscal year.

Outstanding Debt and Financing Arrangements:

On May 10, 2004, we entered into a $5,000,000 Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner also serves as the chairman of the board of directors of the Company (the “Note Purchase Agreement”), which provided, at our election, the ability to issue notes up to an aggregate principal amount of $5,000,000. We have amended the Note Purchase Agreement from time to time and have agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2009, and we are only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due unless due earlier pursuant to the terms of the Note Purchas Agreement upon a change in control of the Company or an event of default. Interest is payable at three-month LIBOR plus 9.30% for any period during which the ratio of our Indebtedness (as defined in the Note Purchase Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Note Purchase Agreement) is greater than 1.75:1.00 or the three-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Loan Agreement. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of December 10, 2008, we were in compliance with all covenants under the Note Purchase Agreement. As of December 10, 2008, $2,000,000 is outstanding under the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, we entered into a loan agreement with Sequoia (the “Loan Agreement”). The Loan Agreement provides for a $3 million term loan (the “Term Loan”). The Term Loan accrues interest from the funding date at one-month LIBOR plus 5.30%, resetting on the first calendar day of each month. On November 10, 2008, we entered into a Waiver Agreement (as defined below). In consideration of such waiver, the interest rates under the Loan Agreement were increased to one-month LIBOR plus 9.30% for any period during which the ratio of our Indebtedness (as defined in the Loan Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Loan Agreement) is greater than 1.75:1.00 or one-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Loan Agreement. We are required to make regular monthly payments of interest, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default. As of December 10, 2008, $3,000,000 is outstanding under the Loan Agreement.

The Loan Agreement requires us to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan. The Loan Agreement also contains a covenant that limits the amount of indebtedness that we may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default. As of December 10, 2008, we were in compliance with all covenants under the Loan Agreement.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes issued under the Note Purchase Agreement and certain permitted indebtedness identified in the Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

Warrants:

In connection with the Loan Agreement and an amendment to the Note Purchase Agreement, on August 26, 2008, we issued to Sequoia a warrant (the “2008 Sequoia Warrant”) to purchase 1,667,000 shares of common stock of the Company. On November 10, 2008 the exercise price of the 2008 Sequoia Warrant was decreased from $2.00 to $1.65 in connection with the Waiver Agreement (as defined below).

In addition, the exercise price of the 2001 Sequoia Warrants for 250,000 shares of common stock was reduced from $2.00 to $1.65 per share.

Waiver Agreement:

On November 10, 2008, we entered into a Waiver, Agreement, Amendment No. 1 to 2008 Warrant and Amendment No. 2 to 2001 Warrant (the “Waiver Agreement”) with Sequoia. Pursuant to the Waiver Agreement, Sequoia waived the requirement set forth in the Note Purchase Agreement and the Loan Agreement with Sequoia (collectively, the “Loan Agreements”) that we shall not permit, as of the end of any fiscal quarter, the ratio of our Indebtedness on a consolidated basis to Effective Tangible Net Worth to be more than 1.75:1.00 (as such terms are defined in the Loan Agreements). Such waiver is effective until the earlier of (a) October 31, 2009 and (b) the end of any fiscal quarter at which the foregoing ratio is greater than 2.10:1.00.

Letter of Credit:

In addition, we entered into a Credit Agreement with Bank of the West on November 4, 2005. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2009. The letter of credit facility is secured by a deposit account at Bank of the West. As of December 10, 2008, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of December 10, 2008, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of December 10, 2008, the Company was in compliance with all Bank of the West agreement covenants.

Liquidity and Management Plans

For the current quarter ended December 10, 2008, we incurred a net loss of approximately $1.0 million and reported net cash used in operating activities of approximately $2.3 million. We had a cash balance of $1.6 million with $5 million of outstanding borrowings under our credit facilities as of December 10, 2008.

A $5,000,000 Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner also serves as the Chairman of the Company’s board of directors, (the “Note Purchase Agreement”), expires on March 31, 2009 and the $2 million balance on the note is due in full on that date. On October 8, 2008, November 10, 2008 and January 23, 2009, we obtained commitments from the Lenders, for additional borrowings of up to $5 million and to extend the maturity date of the $2 million note due under the Note Purchase Agreement from March 31, 2009 to March 31, 2010. We and the Lenders are currently in the process of finalizing the contractual details of this commitment. In addition, we obtained a $3 million term loan on August 26, 2008.

Our management believes that cash flow from operations, funds available to us from our credit agreements and additional lending commitments obtained from the Lenders, will be sufficient to satisfy working capital needs at the anticipated operating levels for at least the next twelve months.

Our future capital requirements will depend on many factors, including the extent and timing of the rate at which our business grows, if at all, with corresponding demands for working capital. We may be required to seek additional funding through debt financing, equity financing or a combination of funding methods to meet our capital requirements and sustain our operations. However, additional funds may not be available on terms acceptable to us or at all.

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of December 10, 2008:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Company-operated retail locations and other operating leases	$11,265	$3,409	$4,144	$2,037	$1,675
Franchise operated retail locations operating leases	9,567	2,108	3,395	2,328	1,736
Green coffee commitments	951	951	—	—	—
Note Payable	5,000	3,000	2,000	—	—

	$26,783	$9,468	$9,539	$4,365	$3,411

As of December 10, 2008, we have entered into an employment agreement with one executive that provides for a severance payment of nine months salary in the event that this individual is terminated without cause. Our maximum liability for severance under this contract is currently $169,000. Because such amount is contingent, it has not been included in the above table.

We have obligations under non-cancelable operating leases for our coffeehouses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 37 franchise locations. Under our historical franchising business model, we executed the master lease for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for making payments thereunder. Our maximum theoretical future exposure at December 10, 2008, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $9,567,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord that is less than the sum payment of all remaining future rents and other amounts payable.

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of December 10, 2008, our net deferred tax assets and related valuation allowance totaled approximately $8,296,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 10, 2008.

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

As of December 10, 2008, there are no material changes from the legal proceedings disclosure set forth in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended June 25, 2008. Please refer to the annual report on Form 10-K for the fiscal year ended June 25, 2008 for disclosure regarding legal proceedings.

Item 1A.	Risk Factors.

The Annual Report on Form 10-K for the year ended June 25, 2008, as supplemented by the Quarterly Report on Form 10-Q for the quarter ended September 17, 2008, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Amended and Restated Bylaws of Diedrich Coffee, Inc. (8)

4.1	Specimen Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001 (2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

4.9	Amendment No. 1 to 2001 Warrant, dated August 26, 2008 (9)

10.1	Amended and Restated Commitment Letter with Sequoia Enterprises, L.P. and Vessel Partners, L.P., dated November 10, 2008 (10)

Exhibit No.	Description

10.2	Waiver, Agreement, Amendment No. 1 to 2008 Warrant and Amendment No. 2 to 2001 Warrant with Sequoia Enterprises, L.P., dated November 10, 2008 (10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.

(6)	Previously filed as Annex B to Diedrich Coffee’s Definitive proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2008.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2008.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 26, 2009	DIEDRICH COFFEE, INC.

/s/ J. Russell Phillips J. Russell Phillips Chief Executive Officer (On behalf of the registrant)

/s/ Sean M. McCarthy Sean M. McCarthy Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002