Form 10-Q
period 2009-03-04
DIEDRICH COFFEE INC
filed 2009-04-20
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 3, 2009, there were 5,468,316 shares of common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 4, 2009	June 25, 2008
	(Unaudited)
Assets
Current assets:
Cash	$1,133,000	$670,000
Restricted cash and short term investments	622,000	623,000
Accounts receivable, less allowance for doubtful accounts of $574,000 at March 4, 2009 and $508,000 at June 25, 2008	9,859,000	5,015,000
Inventories	4,846,000	4,652,000
Current portion of notes receivable, less allowance of $138,000 at March 4, 2009 and $247,000 at June 25, 2008	2,014,000	1,074,000
Advertising fund assets, restricted	—	6,000
Prepaid expenses	793,000	412,000

Total current assets	19,267,000	12,452,000
Property and equipment, net	6,698,000	7,327,000
Notes receivable, less allowance of $0 at March 4, 2009 and June 25, 2008, respectively	754,000	2,663,000
Cash surrender value of life insurance policy	—	162,000
Other assets	720,000	132,000

Total assets	$27,439,000	$22,736,000

Liabilities and Stockholders’ Equity
Current liabilities:
Liabilities of discontinued operations	$34,000	$89,000
Current portion of note payable, net of discount	2,647,000	1,741,000
Accounts payable	8,332,000	5,169,000
Accrued compensation	1,446,000	1,412,000
Accrued expenses	2,067,000	2,232,000
Franchisee deposits	420,000	587,000
Deferred franchise fee income	15,000	34,000
Advertising fund liabilities	178,000	204,000
Accrued provision for store closure	745,000	849,000

Total current liabilities	15,884,000	12,317,000
Note payable	1,503,000	—
Income tax liabilities	274,000	261,000
Deferred rent	176,000	190,000
Deferred compensation	—	226,000

Total liabilities	17,837,000	12,994,000

Commitments, contingencies and subsequent events (Notes 10, 11, 12 and 15)
Stockholders’ equity:
Common stock, $.01 par value; authorized 17,500,000 and 8,750,000 shares at March 4, 2009 and June 25, 2008; issued and outstanding 5,468,000 shares at March 4, 2009 and June 25, 2008	55,000	55,000
Additional paid-in capital	61,561,000	60,281,000
Accumulated deficit	(52,014,000)	(50,594,000)

Total stockholders’ equity	9,602,000	9,742,000

Total liabilities and stockholders’ equity	$27,439,000	$22,736,000

See accompanying notes to condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended March 4, 2009	Twelve Weeks Ended March 5, 2008	Thirty-six Weeks Ended March 4, 2009	Thirty-six Weeks Ended March 5, 2008
Net revenue:
Wholesale and other	$17,384,000	$9,663,000	$41,361,000	$26,497,000
Franchise revenue	580,000	658,000	1,649,000	2,090,000
Retail sales	1,545,000	1,001,000	3,833,000	3,343,000

Total net revenue	19,509,000	11,322,000	46,843,000	31,930,000

Costs and expenses:
Cost of sales and related occupancy costs (exclusive of depreciation shown separately below)	14,032,000	8,761,000	35,667,000	24,095,000
Operating expenses	2,011,000	1,964,000	5,844,000	6,542,000
Depreciation and amortization	429,000	303,000	1,173,000	835,000
General and administrative expenses	1,507,000	2,372,000	4,979,000	5,521,000
Loss (gain) on asset disposals	—	83,000	(10,000)	76,000

Total costs and expenses	17,979,000	13,483,000	47,653,000	37,069,000

Operating income (loss) from continuing operations	1,530,000	(2,161,000)	(810,000)	(5,139,000)
Interest expense	(227,000)	(11,000)	(794,000)	(34,000)
Interest and other income, net	63,000	88,000	196,000	353,000

Income (loss) from continuing operations before income tax provision (benefit)	1,366,000	(2,084,000)	(1,408,000)	(4,820,000)
Income tax provision (benefit)	8,000	69,000	12,000	(471,000)

Income (loss) from continuing operations	1,358,000	(2,153,000)	(1,420,000)	(4,349,000)
Discontinued operations:
Gain on sale of discontinued operations, net of tax expense of $507,000	—	—	—	767,000

Net Income (loss)	$1,358,000	$(2,153,000)	$(1,420,000)	$(3,582,000)

Basic and diluted net income (loss) per share: Income (loss) from continuing operations	$0.25	$(0.39)	$(0.26)	$(0.80)

Income from discontinued operations, net	$—	$—	$—	$0.14

Net income (loss)	$0.25	$(0.39)	$(0.26)	$(0.66)

Weighted average and equivalent shares outstanding: Basic and diluted	5,468,000	5,454,000	5,468,000	5,462,000

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-six Weeks Ended March 4, 2009	Thirty-six Weeks Ended March 5, 2008
Cash flows from operating activities:
Net loss	$(1,420,000)	$(3,582,000)
Gain on sale of discontinued operations, net	—	(767,000)

Loss from continuing operations:	(1,420,000)	(4,349,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,173,000	835,000
Amortization and write off of loan fees	6,000	—
Amortization of note payable discount	463,000	—
Provision for bad debt	526,000	553,000
Income tax provision (benefit)	12,000	(471,000)
Provision for inventory obsolescence	17,000	(25,000)
Provision for store closure	109,000	352,000
Provision for legal settlement	—	693,000
Stock compensation expense	225,000	164,000
Notes receivable issued	(93,000)	(142,000)
Loss (gain) on disposal of assets	(10,000)	76,000
Changes in operating assets and liabilities:
Accounts receivable	(5,370,000)	(2,360,000)
Inventories	(211,000)	7,000
Prepaid expenses	(400,000)	(742,000)
Notes Receivable	(106,000)	(138,000)
Other assets	(432,000)	273,000
Accounts payable	3,163,000	1,877,000
Accrued and deferred compensation	(192,000)	(360,000)
Accrued expenses	(164,000)	29,000
Deferred franchise fee income and franchise deposits	(187,000)	(35,000)
Accrued provision for store closure	(213,000)	(543,000)
Deferred rent	(14,000)	(21,000)

Net cash used in continuing operations	(3,118,000)	(4,327,000)
Net cash used in discontinued operations	(55,000)	(54,000)

Net cash used in operating activities	(3,173,000)	(4,381,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(544,000)	(4,115,000)
Proceeds from disposal of property and equipment	11,000	14,000
Payments received on notes receivable	1,168,000	1,053,000
Change in restricted cash and short term investments	1,000	46,000

Net cash provided by (used in) investing activities of continuing operations	636,000	(3,002,000)
Proceeds from sale of discontinued operations, net	—	1,274,000

Net cash provided by (used in) investing activities	636,000	(1,728,000)

Cash flows from financing activities:
Exercise of stock options	—	57,000
Borrowings under credit agreement	3,000,000	—

Net cash provided by financing activities	3,000,000	57,000

Net increase (decrease) in cash	463,000	(6,052,000)
Cash at beginning of year	670,000	6,873,000

Cash at end of period	$1,133,000	$821,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$332,000	$37,000

Income taxes	$11,000	$—

Non-cash transactions:
Issuance of notes receivable	$93,000	$142,000

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 4, 2009

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP No. 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. The Company adopted SFAS No. 157 on June 26, 2008. Adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial position or results of operations. The Company is evaluating the impact of SFAS No. 157 for non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. The Company adopted the provisions of SFAS No. 159 on June 26, 2008 and did not elect the fair value option to measure certain financial instruments. However, the Company will continue to evaluate for the possible future election for new financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations“ (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will determine the impact of adopting SFAS No. 141R on its consolidated financial statements should applicable transactions occur in the future.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 4, 2009

(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, except for the presentation and disclosure requirements that shall be applied retrospectively for all periods presented. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS No. 160.

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

Upon adoption of FIN 48, “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109” (“FIN 48”), the Company analyzed its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. At the adoption date of June 28, 2007, the Company had $200,000 of unrecognized tax benefits. The Company recorded a cumulative effect adjustment related to the adoption of FIN 48 of $245,000 including interest and penalties, which was accounted for as an increase to the June 28, 2007 balance of accumulated deficit on the consolidated balance sheet. The $200,000 of unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. There were no material changes in unrecognized tax benefits as of the quarter ended March 4, 2009.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was $61,000 of interest and penalties associated with uncertain tax positions as of June 25, 2008. As of March 4, 2009, there was no significant change in accrued interest and penalties related to unrecognized tax benefits.

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

MARCH 4, 2009

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

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 4, 2009	March 5, 2008	March 4, 2009	March 5, 2008
Risk free interest rate	1.21%	3.07%	1.21% – 3.11%	3.07% – 4.91%
Expected life	3 years	3 years	3 years	2 years –3 years
Expected volatility	100%	55%	56% – 100%	55% – 63%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	7.48%	4.52%	5.58% – 7.48%	4.52% – 9.38%

A summary of option activity under our stock option plans for the thirty-six weeks ended March 4, 2009 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 25, 2008	618,000	$3.80
Plus options granted	115,000	1.13
Less:
Options canceled or expired	(70,000)	4.28

Options outstanding at March 4, 2009	663,000	3.29	8.2	$4,000

Options exercisable at March 4, 2009	370,000	$3.89	7.5	$2,000

Stock-based compensation expense included in the statement of operations for the twelve weeks ended March 4, 2009 was approximately $68,000 and for the thirty-six weeks ended March 4, 2009 was approximately $225,000. Stock-based compensation expense included in the statement of operations for the twelve weeks ended March 5, 2008 was approximately $58,000 and for the thirty-six weeks ended March 5, 2008 was approximately $164,000. As of March 4, 2009, there was approximately $177,000 of total unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized over a weighted average period of 1.3 years. Approximately 130,500 options vested during the thirty-six weeks ended March 4, 2009.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 4, 2009

(UNAUDITED)

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 14.

2.	LIQUIDITY AND MANAGEMENT PLANS

For the thirty-six weeks ended March 4, 2009, the Company incurred a net loss of $1.4 million and reported net cash used in operating activities of $3.2 million. The Company had a cash balance of $1.1 million with $5 million of outstanding borrowings under its credit facilities as of March 4, 2009.

A $5,000,000 Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner also serves as the Chairman of the Company’s board of directors (the “Note Purchase Agreement”), expires on March 31, 2009 and the $2 million balance on the outstanding note is due in full on that date. The Company obtained an extension on the $2.0 million note to April 30, 2009 while the Company finalizes contractual details with Sequoia of this commitment. In addition, the Company obtained a $3 million term loan from Sequoia on August 26, 2008.

On January 23, 2009 and March 27, 2009 the Company obtained commitments from the lenders Sequoia and Vessel Partners, L.P., which are limited partnerships whose general partner also serves as the Chairman of the Company’s board of directors (collectively, the “Lenders”) for additional borrowings of up to $5 million and to extend the maturity date of the $2 million note due under the Note Purchase Agreement to March 31, 2010. The Company and the Lenders are currently in the process of finalizing the contractual details of this commitment. See Note 11.

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

During the thirty-six weeks ended March 4, 2009, the Company provided for $585,000 of additional allowance for doubtful accounts and charged off $519,000 of accounts receivable against the reserve.

The following table details the components of net accounts receivable:

	March 4, 2009	June 25, 2008
Wholesale receivables	$9,797,000	$4,814,000
Allowance for wholesale receivables	(326,000)	(285,000)

	9,471,000	4,529,000

Franchise and other receivables	636,000	709,000
Allowance for franchise and other receivables	(248,000)	(223,000)

	388,000	486,000

Total accounts receivable, net	$9,859,000	$5,015,000

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 4, 2009

(UNAUDITED)

4.	INVENTORIES

Inventories consist of the following:

	March 4, 2009	June 25, 2008
Unroasted coffee	$649,000	$1,608,000
Roasted coffee	1,590,000	1,163,000
Accessory and specialty items	167,000	104,000
Other food, beverage and supplies	2,440,000	1,777,000

Total inventory	$4,846,000	$4,652,000

5.	NOTES RECEIVABLE

Notes receivable consists of the following:

	March 4, 2009	June 25, 2008
Notes receivable bearing interest at rates from 0% to 8.0%, payable in monthly installments varying between $115 and $650 and due on various dates through August 2016. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. Amounts are net of allowance of $138,000 and $247,000, respectively	$22,000	$177,000
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments varying between $1,000,000 and $2,000,000, due between January 31, 2010 and January 31, 2011	2,746,000	3,560,000
Less: current portion of notes receivable	(2,014,000)	(1,074,000)

Long-term portion of notes receivable	$754,000	$2,663,000

6.	ACCRUED PROVISION FOR STORE CLOSURE

As required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company records estimated costs for store closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. These costs primarily consist of the estimated cost to terminate real estate leases.

The following table details the components of accrued provision for store closure:

	Beginning Balance	Amounts Charged to Expense	Cash Payments	Ending Balance
Fiscal Year ended June 25, 2008	$811,000	$806,000	$(679,000)	$938,000
Thirty-six Weeks ended March 4, 2009	$938,000	$109,000	$(268,000)	$779,000

Of the $779,000 reserve balance for store closures at March 4, 2009, $745,000 and $34,000 are reserved for continuing operations and discontinued operations, respectively. For the thirty-six weeks ended March 4, 2009, $109,000 was charged to costs of sales and related occupancy costs. Of the $938,000 reserve balance for store closures at June 25, 2008, $849,000 and $89,000 are reserved for continuing operations and discontinued operations, respectively.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 4, 2009

(UNAUDITED)

7.	NOTE PAYABLE

	March 4, 2009	June 25, 2008
Note payable amount bearing interest at a rate of three-month LIBOR plus 9.30% (10.73% as of March 4, 2009) is due and payable on April 30, 2009. Note is unsecured.	$2,000,000	$2,000,000
Note payable amount bearing interest at a rate of one-month LIBOR plus 9.30% (9.80% as of March 4, 2009). Note is unsecured.	3,000,000	—
Discount on note payable	(850,000)	(259,000)

	$4,150,000	$1,741,000
Less: current portion of notes payable, net of discount	(2,647,000)	(1,741,000)

Long-term portion of notes payable, net of discount	$1,503,000	$—

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share from continuing operations:

	Twelve Weeks Ended March 4, 2009	Twelve Weeks Ended March 5, 2008	Thirty-six Weeks Ended March 4, 2009	Thirty-six Weeks Ended March 5, 2008
Numerator:
Net income (loss) from continuing operations	$1,358,000	$(2,153,000)	$(1,420,000)	$(4,349,000)

Denominator:
Basic weighted average shares outstanding	5,468,000	5,454,000	5,468,000	5,462,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,468,000	5,454,000	5,468,000	5,462,000

Basic and diluted net income (loss) per share from continuing operations	$0.25	$(0.39)	$(0.26)	$(0.80)

For the quarters ended March 4, 2009 and March 5, 2008, employee stock options of approximately 663,000, and 757,000, respectively, and warrants of 500,000 for each year, were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive. In addition, for the twelve and thirty-six weeks ended March 4, 2009 approximately 1,667,000 stock purchase warrants outstanding pursuant to the terms of the 2008 Sequoia Warrant (as discussed in Note 11), and for the twelve and thirty-six weeks ended March 5, 2008, 1,275,000 stock purchase warrants outstanding pursuant to terms of the Note Purchase Agreement (as discussed in Note 11) were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Weeks Ended March 4, 2009	Twelve Weeks Ended March 5, 2008	Thirty-six Weeks Ended March 4, 2009	Thirty-six Weeks Ended March 5, 2008
Numerator:
Net income (loss)	$1,358,000	$(2,153,000)	$(1,420,000)	$(3,582,000)

Denominator:
Basic weighted average shares outstanding	5,468,000	5,454,000	5,468,000	5,462,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,468,000	5,454,000	5,468,000	5,462,000

Basic and diluted net income (loss) per share	$0.25	$(0.39)	$(0.26)	$(0.66)

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 4, 2009

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

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 4, 2009	March 5, 2008	March 4, 2009	March 5, 2008
Net revenue:
Wholesale	$17,384,000	$9,663,000	$41,361,000	$26,497,000
Franchise	580,000	658,000	1,649,000	2,090,000
Retail	1,545,000	1,001,000	3,833,000	3,343,000

Total net revenue	$19,509,000	$11,322,000	$46,843,000	$31,930,000

Interest expense:
Wholesale	$—	$—	$—	$—
Franchise	—	—	—	—
Corporate	227,000	11,000	794,000	34,000

Total interest expense	$227,000	$11,000	$794,000	$34,000

Depreciation and amortization:
Wholesale	$346,000	$190,000	$940,000	$510,000
Retail	20,000	43,000	38,000	102,000
Corporate	63,000	70,000	195,000	223,000

Total depreciation and amortization	$429,000	$303,000	$1,173,000	$835,000

Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$3,049,000	$442,000	$4,676,000	$1,435,000
Franchise	(37,000)	(206,000)	(350,000)	(1,106,000)
Retail	145,000	43,000	214,000	272,000
Corporate	(1,791,000)	(2,363,000)	(5,948,000)	(5,421,000)

Total segment income (loss) from continuing operations before income tax provision (benefit)	$1,366,000	$(2,084,000)	$(1,408,000)	$(4,820,000)

	March 4, 2009	June 25, 2008
Identifiable assets:
Wholesale	$19,554,000	$15,008,000
Franchise	864,000	1,084,000
Retail	541,000	170,000
Corporate	6,480,000	6,474,000

Total assets	$27,439,000	$22,736,000

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 4, 2009

(UNAUDITED)

10.	LEASE CONTINGENCIES

In addition to the corporate office, warehouse and store leases, the Company is liable on the master real property leases for 31 franchise locations. Under the Company’s historical franchising business model, the Company executed the master lease for these locations and entered into subleases on the same terms with its franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, the Company would be responsible for making payments under the master lease. The Company’s maximum theoretical future exposure at March 4, 2009, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $8,259,000. This amount does not take into consideration any mitigating measures that the Company could take to reduce this exposure in the event of default, including re-leasing the location or terminating the master lease by negotiating a lump sum payment to the landlord in an amount that is less than the sum of all remaining future rents and related payables. In addition, the Company also leases equipment with various expiration dates. On March 27, 2009, the Company entered into an agreement to sell its United States franchise operations of Gloria Jean’s (See Note 15).

11.	OUTSTANDING DEBT, FINANCING ARRANGEMENTS AND RESTRICTED CASH

Note Purchase Agreement:

On May 10, 2004, the Company entered into the Note Purchase Agreement with Sequoia, which provided, at the Company’s election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. The Company has amended the Note Purchase Agreement from time to time and has agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on April 30, 2009, and the Company is only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change in control of the Company or an event of default. Interest is payable at three-month LIBOR plus 9.3% for any period during which the ratio of Indebtedness (as defined in the Note Purchase Agreement) of the Company on a consolidated basis to Effective Tangible Net Worth (as defined in the Note Purchase Agreement) is greater than 1.75:1.00 or the three-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Loan Agreement. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of March 4, 2009, the Company was in compliance with all covenants under the Note Purchase Agreement. As of March 4, 2009, $2,000,000 is outstanding under the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, the Company entered into a loan agreement with Sequoia (the “Loan Agreement”). The Loan Agreement provides for a $3 million term loan (the “Term Loan”) to the Company. The Term Loan accrues interest from the funding date at one-month LIBOR plus 5.30%, resetting on the first calendar day of each month. On November 10, 2008, the Company entered into a Waiver Agreement (as defined below). In consideration of such waiver, the interest rates under the Loan Agreement were increased to one-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Loan Agreement) of the Company on a consolidated basis to Effective Tangible Net Worth (as defined in the Loan Agreement) is greater than 1.75:1.00 or one-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Loan Agreement. The Company is required to make regular monthly payments of interest, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default. As of March 4, 2009, $3,000,000 is outstanding under the Loan Agreement.

The Loan Agreement requires the Company to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan. The Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default. As of March 4, 2009, the Company was in compliance with all covenants under the Loan Agreement.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 4, 2009

(UNAUDITED)

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

Loan Commitment

On January 23, 2009 and March 27, 2009 the Company obtained commitments from the lenders for additional borrowings of up to $5 million and to extend the maturity date of the $2 million note due under the Note Purchase Agreement to March 31, 2010. The Company and the Lenders are currently in the process of finalizing the contractual details of this commitment.

Letter of Credit:

In addition, we entered into a Credit Agreement with Bank of the West on November 4, 2005. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2009. The letter of credit facility is secured by a deposit account at Bank of the West. As of March 4, 2009, this deposit account had a balance of $622,000, which is shown as restricted cash on the consolidated balance sheets. As of March 4, 2009, $472,000 of letters of credit were outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to Bank of the West within specified time periods. As of March 4, 2009, the Company was in compliance with all Bank of the West agreement covenants.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 4, 2009

(UNAUDITED)

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

The Company has entered into a settlement with the plaintiffs in the Reid v. Diedrich lawsuit. This settlement has been given preliminary approval by the court. A final approval hearing is set for April 27, 2009. As of March 4, 2009, the Company estimates the total amount to settle this claim to be $693,000 and has recorded an accrual for this amount.

Subject to court approval, the Company has entered into a tentative settlement with the plaintiffs in the Willems v. Diedrich lawsuit. As of March 4, 2009, the Company estimates the total amount to settle this claim to be $251,000 and has recorded an accrual for this amount.

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

THIRTY-SIX WEEKS ENDED
March 5, 2008
Net revenue	$—

Gain on sale of discontinued operations, net of tax expense of $507,000	767,000

Income from discontinued operations, net	$767,000

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 4, 2009

(UNAUDITED)

14.	EMPLOYEE BENEFITS

401(k) Plan

The Company maintains a 401(k) Salary Deferral Plan (the “401(k) Plan”) for eligible employees. Employer matching contributions relating to the 401(k) Plan totaled $9,000 and $10,000 for the twelve weeks ended March 4, 2009 and March 5, 2008, respectively. Employer matching contributions totaled $25,000 and $30,000 for the thirty-six weeks ended March 4, 2009 and March 5, 2008, respectively.

Deferred Compensation Plan

The Company terminated the deferred compensation plan effective December 31, 2008 and provided 60-day notice of the termination of the trust agreement effective February 28, 2009. All remaining amounts were fully distributed as of March 4, 2009.

15.	SUBSEQUENT EVENT

On March 27, 2009, the Company and Praise International North America, Inc., a Delaware corporation (“Praise”), entered into an agreement (the “Agreement”) pursuant to which Praise has agreed to purchase all of the issued and outstanding shares (the “Shares”) of common stock, par value $0.01 per share, of Coffee People Worldwide, Inc., a Delaware corporation and wholly owned subsidiary of the Company that owns assets used in the Company’s United States franchise operations (such purchase, the “Transaction”). Praise is an affiliate of Gloria Jean’s Coffees International Pty. Ltd., which was a party to the purchase of the Company’s international franchise operations in February 2005.

Pursuant to the Agreement, Praise will purchase the Shares for $3,100,000, of which $1,500,000 will be paid in cash at the closing and the remainder will be paid in the form of a twelve-month promissory note with an aggregate principal amount of $1,600,000 and an interest rate equal to 7.0% per annum, issued by Praise to the Company at the closing. The closing is anticipated to occur approximately sixty days after the date of the Agreement, provided that certain conditions are met. In addition, the Agreement contemplates that the parties will enter into several ancillary agreements, including a roasting agreement whereby the Company will provide coffee roasting services to Praise for a period of five years and a trademark license agreement whereby the Company will grant Praise a license to use certain of the Company’s trademarks.

The Company and Praise have made certain customary representations, warranties and covenants in the Agreement. The Agreement also contains customary indemnification provisions for certain claims for breaches of certain of the Company’s representations and warranties contained in the Agreement.

The consummation of the Transaction is subject to certain customary conditions, including amongst others: the accuracy of the representations and warranties, performance of the pre-closing covenants and the execution of various ancillary agreements related to the Transaction. The Agreement also contains customary termination provisions and may be terminated by either party if the closing does not occur on or before May 31, 2009.

The Agreement contains representations and warranties of the Company and Praise that they have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the Company and Praise and may be subject to important qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the Agreement. Moreover, certain representations and warranties may not be accurate or complete as of any specified date, because, among other reasons, they are subject to a contractual standard of materiality different from those generally applicable to stockholders or they were used for the purpose of allocating risk among the parties thereto rather than establishing matters as facts. For the foregoing reasons, no person should rely on the representations and warranties in the Agreement as statements of factual information.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our consolidated financial condition, the changes in our consolidated financial condition and our consolidated results of operations. Our discussion is organized as follows:

•

Overview. This section provides a general description of our business, as well as recent significant transactions or events that we believe are important in understanding the consolidated results of operations, as well as to anticipate future trends in those operations.

•

Results of operations. This section provides an analysis of our consolidated results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and thirty-six weeks ended March 4, 2009 to the results for the twelve and thirty-six weeks ended March 5, 2008, respectively.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our consolidated cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of March 4, 2009. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•

Critical accounting estimates. This section contains a discussion of the accounting policies that we believe are important to our consolidated financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

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

We also sell brewed, espresso-based and various blended beverages primarily made from our own fresh roasted premium coffee beans, as well as light food items, whole bean coffee and accessories, through our company-operated and franchised retail locations. The critical components for each of our retail locations include high quality, fresh roasted coffee and superior customer service by knowledgeable employees. As of March 4, 2009, we owned and operated 12 retail locations and franchised 99 other retail locations under the brands described above, for a total of 111 retail coffee outlets. As discussed in more detail under “Recent Developments” immediately below, we entered into an agreement with Praise International North America, Inc. pursuant to which our United States franchise operations are being sold. Although the retail specialty coffee industry is presently dominated by a single company, which operates over nine thousand domestic and international retail locations, we are one of the nation’s largest specialty coffee retailers with annual system-wide revenues in excess of $44 million. System-wide revenues include sales from company-operated and franchise locations. Our retail units are located in 25 states.

Recent Developments

On March 27, 2009, we and Praise International North America, Inc., entered into an agreement pursuant to which Praise has agreed to purchase all of the issued and outstanding shares of common stock, par value $0.01 per share, of Coffee People Worldwide a wholly owned subsidiary of the Company that owns assets used in the Company’s United States franchise operations. Praise is an affiliate of Gloria Jean’s Coffees International Pty. Ltd., which was a party to the purchase of the Company’s international franchise operations in February 2005.

Pursuant to the Agreement, Praise will purchase the Shares for $3,100,000, of which $1,500,000 will be paid in cash at the closing and the remainder will be paid in the form of a twelve-month promissory note with an aggregate principal amount of $1,600,000 and an interest rate equal to 7.0% per annum, issued by Praise to us at the closing. The closing is anticipated to occur approximately sixty days after the date of the Agreement, provided that certain conditions are met. In addition, the Agreement contemplates that the we and Praise will enter into several ancillary agreements, including a roasting agreement whereby we will provide coffee roasting services to Praise for a period of five years and a trademark license agreement whereby we will grant Praise a license to use certain of our trademarks.

We and Praise have made certain customary representations, warranties and covenants in the Agreement. The Agreement also contains customary indemnification provisions for certain claims for breaches of our representations and warranties contained in the Agreement.

The consummation of the Transaction is subject to certain customary conditions, including amongst others: the accuracy of the representations and warranties, performance of the pre-closing covenants and the execution of various ancillary agreements related to the Transaction. The Agreement also contains customary termination provisions and may be terminated by either us or Praise if the closing does not occur on or before May 31, 2009.

The Agreement contains representations and warranties that we and Praise have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between us and Praise and may be subject to important qualifications and limitations agreed upon by us and Praise in connection with negotiating the terms of the Agreement. Moreover, certain representations and warranties may not be accurate or complete as of any specified date, because, among other reasons, they are subject to a contractual standard of materiality different from those generally applicable to stockholders or they were used for the purpose of allocating risk among the parties thereto rather than establishing matters as facts. For the foregoing reasons, no person should rely on the representations and warranties in the Agreement as statements of factual information.

Upon completion of the Transaction, franchise operating results would be affected however, no assurances can be given that the transaction will be completed according to the foregoing terms, if at all.

Retail Outlets

A table summarizing the relative sizes of each of our brands, on a unit count basis, and changes in unit count for each brand for fiscal 2008 and fiscal 2009 through the thirty-six weeks ended March 4, 2009, is set forth below:

	Units at June 27, 2007	Opened	Closed/ Sold	Units at June 25, 2008	Opened	Closed	Net transfers between the Company and Franchise (A)	Units at March 4, 2009 (B)
Gloria Jean’s Brand
Company-Operated	6	—	(2)	4	—	—	8	12
Franchise-Domestic	136	2	(27)	111	2	(12)	(8)	93

Subtotal Gloria Jean’s	142	2	(29)	115	2	(12)	—	105

Diedrich Coffee Brand
Company-Operated	3	—	(2)	1	—	(1)	—	—
Franchise – Domestic	4	—	(1)	3	—	(1)	—	2

Subtotal Diedrich	7	—	(3)	4	—	(2)	—	2

Coffee People Brand
Company-Operated	—	—	—	—	—	—	—	—
Franchise – Domestic	4	—	—	4	—	—	—	4

Subtotal Coffee People	4	—	—	4	—	—	—	4

Total	153	2	(32)	123	2	(14)	—	111

(A)	Eight franchise Gloria Jean’s coffeehouses were transferred to company-operated coffeehouses during fiscal year 2009.
(B)	On March 27, 2009, we and Praise entered into an agreement pursuant to which Praise has agreed to purchase all of the issued and outstanding shares of common stock, par value $0.01 per share, of Coffee People Worldwide a wholly owned subsidiary of the Company that owns assets used in the Company’s United States franchise operations. See “Recent Developments” above.

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

RESULTS OF OPERATIONS

Twelve weeks ended March 4, 2009 compared with the twelve weeks ended March 5, 2008

Total Revenue. Total revenue for the twelve weeks ended March 4, 2009 increased by $8,187,000, or 72.3%, to $19,509,000 from $11,322,000 for the twelve weeks ended March 5, 2008. This result was the net effect of a 79.9% increase in wholesale revenue and an increase of 54.3% in retail sales offset by a decrease of 11.9% in franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended March 4, 2009 increased by $7,721,000, or 79.9%, to $17,384,000 from $9,663,000 for the twelve weeks ended March 5, 2008. Wholesale sales to OCS and food service customers for the twelve weeks ended March 4, 2009 increased by $7,478,000, or 84.5%, to $16,331,000 from $8,853,000 for the twelve weeks ended March 5, 2008 led by a 95.9%, or $7,682,000, net increase in Keurig “K-cup” sales. The Company generated 80.4% and 70.7% of its total revenues from the sale of K-cups for the quarter ended March 4, 2009 and March 5, 2008, respectively. Our manufacturing and distribution of K-cups is licensed from a single licensor. Sales to our licensor represented approximately 47.8% and 30.4% of wholesale sales for the quarters ended March 4, 2009 and March 5, 2008, respectively. Sales of roasted coffee to our franchisees increased $243,000, or 30.0%, for the twelve weeks ended March 4, 2009 as compared to the twelve weeks ended March 5, 2008.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $78,000, or 11.9%, to $580,000 for the twelve weeks ended March 4, 2009 from $658,000 for the twelve weeks ended March 5, 2008. Of the decrease in domestic franchise revenue, $99,000 was the result of a decrease in royalty income from a net decrease of 18 Gloria Jean’s franchise units since the beginning of fiscal 2009. This decrease in royalty income was also attributable to a decrease in same stores sales of 1.8% for the Gloria Jean’s brand in the current quarter compared to the prior year same quarter. Franchise store opening and renewal fees increased $21,000 in the current quarter compared to the prior year same quarter.

Retail Sales. Retail sales for the twelve weeks ended March 4, 2009 increased by $544,000, or 54.3%, to $1,545,000 from $1,001,000 for the prior year period. This increase in retail sales was primarily due to a net increase of eight Gloria Jean’s company-operated stores since the beginning of fiscal 2009 and was partially offset by a decrease in same store sales of 5.6% compared to the same quarter of the prior year. Sales from our internet website increased $85,000, or 21.9%, to $473,000 for the twelve weeks ended March 4, 2009 from $388,000 for the twelve weeks ended March 5, 2008.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the twelve weeks ended March 4, 2009 increased $5,271,000, or 60.2%, to $14,032,000 from $8,761,000 in the prior year quarter. As a percentage of total revenue, cost of sales and related occupancy decreased from 77.4% for the twelve weeks ended March 5, 2008 to 71.9% in the current fiscal quarter. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs decreased as a percentage of total retail and wholesale sales from 82.1% for the twelve weeks ended March 5, 2008 to 74.1% for the twelve weeks ended March 4, 2009. Cost of goods sold decreased from 79.5% to 73.2% primarily due to lower green coffee and packaging material costs, lower temporary labor costs, improved material usage and price increases taken earlier in the current fiscal year. These improvements were offset by higher royalties paid under our License and Distribution Agreement with Keurig, Inc. Occupancy costs for the twelve weeks ended March 4, 2009 decreased $103,000, to $184,000 from $287,000 in the prior year period primarily due to a decrease in franchise rent expense associated with closed stores and partially offset by an increase in rent for retail due to the increase in company-operated locations compared to the prior year period.

Operating Expenses. Total operating expenses for the twelve weeks ended March 4, 2009 increased $47,000 and as a percentage of retail and wholesale sales, decreased from 18.4% of retail and wholesale sales to 10.6% for the twelve weeks ended March 4, 2009. The increase in operating costs primarily resulted from increases in retail and franchise operating costs of $162,000 and $46,000, respectively, and was partially offset by a decrease in wholesale operating costs of $161,000. The increase in retail operating costs of $162,000 resulted primarily from a net increase of $188,000 in costs associated with Company-operated retail stores and was partially offset by a net decrease of $26,000 in marketing and labor costs associated with our internet business. Franchise operating expense increased by $46,000 and primarily resulted from an increase in legal costs. The decrease in wholesale operating costs of $161,000 resulted primarily from decreases in allowances for doubtful accounts and equipment costs of $154,000 and $43,000, respectively, and was partially offset by increases in marketing and other costs of $36,000.

Depreciation and Amortization. Depreciation and amortization increased $126,000 to $429,000 for the twelve weeks ended March 4, 2009 as compared to $303,000 for the twelve weeks ended March 5, 2008. This increase resulted primarily from the completion of capital projects at our roasting facility during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.

General and Administrative Expenses. Our general and administrative expenses decreased by $865,000, or 36.5%, to $1,507,000 for the twelve-weeks ended March 4, 2009 compared to $2,372,000 for the twelve weeks ended March 5, 2008. The decrease in general and administrative costs was due to decreases in legal, consulting and other costs of $952,000 and was partially offset by an increase in insurance, license and other costs of $87,000. As a percentage of total revenue, general and administrative expenses decreased from 21.0% for the twelve weeks ended March 5, 2008 to 7.7% for the twelve weeks ended March 4, 2009.

Interest Expense and Interest and Other Income, Net. Interest expense, interest income and other income, net was $164,000 of expense for the twelve weeks ended March 4, 2009 compared to $77,000 of income, net for the twelve weeks ended March 5, 2008. This change was primarily the result of interest payments on borrowings along with amortization of our warrants associated with the Loan Agreement (as described below under “Financial Condition, Liquidity and Capital Resources”).

Income Tax Benefit. We had income from continuing operations for the twelve weeks ended March 4, 2009 and losses from continuing operations for the twelve weeks ended March 5, 2008. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No.109”), the income tax provision from continuing operations was $8,000 and $69,000 for the twelve weeks ended March 4, 2009 and March 5, 2008, respectively.

Thirty-six weeks ended March 4, 2009 compared with the thirty-six weeks ended March 5, 2008

Total Revenue. Total revenue for the thirty-six weeks ended March 4, 2009 increased by $14,913,000, or 46.7%, to $46,843,000 from $31,930,000 for the thirty-six weeks ended March 5, 2008. This result was the net effect of a 56.1% and 14.7% increase in wholesale and retail revenue, respectively and was offset by a 21.1% decrease in franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the thirty-six weeks ended March 4, 2009 increased by $14,864,000, or 56.1%, to $41,361,000 from $26,497,000 for the thirty-six weeks ended March 5, 2008. Wholesale sales to OCS and foodservice customers for the thirty-six weeks ended March 4, 2009 increased by $15,104,000, or 65.4%, to $38,211,000 from $23,107,000 for the thirty-six weeks ended March 5, 2008 led by a 87.9%, or $16,841,000 net increase in Keurig “K-cup” sales. The Company generated 76.9% and 60.0% of its total revenues from the sale of K-cups for the thirty-six weeks ended March 4, 2009 and March 5, 2008, respectively. Our manufacturing and distribution of K-cups is licensed from a single licensor. Sales to our licensor represented approximately 38.1% and 25.1% of wholesale sales for the thirty-six weeks ended March 4, 2009 and March 5, 2008, respectively. Sales of roasted coffee to our franchisees decreased $240,000, or 7.1%, for the thirty-six weeks ended March 4, 2009 as compared to the thirty-six weeks ended March 5, 2008.

Franchise Revenue. Our franchise revenue consists of initial franchise fees, franchise renewal fees, area development fees, and royalties received on sales at franchised locations. Franchise revenue decreased by $441,000, or 21.1%, to $1,649,000 for the thirty-six weeks ended March 4, 2009 from $2,090,000 for the thirty-six weeks ended March 5, 2008. Of the decrease in franchise revenue, $456,000 of the decrease resulted from a decrease in royalty income and was due to a net decrease in same stores sales of 3.8% for the Gloria Jean’s brand for the thirty-six weeks ended March 4, 2009 compared to the thirty-six weeks of the prior year along with a net decrease of 43 Gloria Jean’s franchise units since the beginning of fiscal 2008. Franchise store opening and renewal fees increased $15,000, for the thirty-six weeks ended March 4, 2009 as compared to the thirty-six weeks ended March 5, 2008.

Retail Sales. Retail sales for the thirty-six weeks ended March 4, 2009 increased by $490,000, or 14.7%, to $3,833,000 from $3,343,000 for the prior year period. This increase in retail sales was primarily due to a net increase of eight Gloria Jean’s Company-operated stores since the beginning of fiscal 2009 and was partially offset by a decrease in same store sales of 7.4% for the thirty-six weeks ended March 4, 2009 compared to the same period of the prior year. Sales from our internet website increased $82,000, or 7.2%, to $1,216,000 for the thirty-six weeks ended March 4, 2009 from $1,134,000 for the thirty-six weeks ended March 5, 2008.

Cost of Sales and Related Occupancy Costs. Cost of sales and related occupancy costs for the thirty-six weeks ended March 4, 2009 increased $11,572,000, or 48.0%, to $35,667,000 from $24,095,000 in the prior year period. As a percentage of total revenue, cost of sales and related occupancy increased from 75.5% for the thirty-six weeks ended March 5, 2008 to 76.1% in the current fiscal year. Because none of these costs relate to franchise revenue, the most relevant benchmark of these costs is their relationship to total retail and wholesale sales. Using that measure, cost of sales and related occupancy costs decreased as a percentage of total retail and wholesale sales from 80.7% for the thirty-six weeks ended March 5, 2008 to 78.9% for the thirty-six weeks ended March 4, 2009. Cost of goods sold increased from 77.2% in the prior year period to 77.3% in the current year period due primarily to higher royalties paid under our License and Distribution Agreement with Keurig, Inc. and increased payroll, equipment and freight costs earlier in the current fiscal year. These increases were partially offset by lower green coffee and packaging material costs, lower temporary labor costs, improved material usage and price increases taken earlier in the fiscal year. Occupancy costs for the thirty-six weeks ended March 4, 2009 decreased $335,000, to $721,000 from $1,056,000 in the prior year period primarily due to a decrease in franchise rent expense of $590,000 associated with closed stores and offset by an increase in rent for retail of $255,000 due to an increase in Company-operated locations compared to the prior year period.

Operating Expenses. Total operating expenses for the thirty-six weeks ended March 4, 2009 decreased $698,000 and as a percentage of retail and wholesale sales, decreased from 21.9% for the thirty-six weeks ended March 5, 2008 to 12.9% for the thirty-six weeks ended March 4, 2009. The decrease in operating costs resulted from a decrease in wholesale operating costs of $386,000, a decrease in franchise operating costs of $424,000 and was partially offset by an increase in retail operating costs of $112,000. The decrease in wholesale costs of $386,000 resulted primarily from decreases in compensation, equipment, legal and other costs of $118,000, $195,000, $91,000 and $98,000, respectively, and was partially offset by an increase in marketing costs of $116,000. Franchise operating expense decreased by $424,000 and resulted from a decrease in compensation costs of $535,000 along with a decrease in travel and other costs of $147,000. This decrease in franchise operating costs was partially offset by increases in legal, consulting and outside services of $153,000 and marketing and other costs of $105,000. Retail operating costs increased $112,000 and resulted primarily from a $93,000 net increase in costs associated with Company-operated stores along with a net increase of $19,000 for labor and other costs associated with our internet business.

Depreciation and Amortization. Depreciation and amortization increased $338,000 to $1,173,000 for the thirty-six weeks ended March 4, 2009 as compared to $835,000 for the thirty-six weeks ended March 5, 2008. This increase resulted primarily from the completion of capital projects at our roasting facility during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.

General and Administrative Expenses. Our general and administrative expenses decreased by $542,000, or 9.8%, to $4,979,000 for the thirty-six weeks ended March 4, 2009 compared to $5,521,000 for the thirty-six weeks ended March 5, 2008. As a percentage of total revenue, general and administrative expenses decreased from 17.3% for the thirty-six weeks ended March 5, 2008 to 10.6% for the thirty-six weeks ended March 4, 2009. The decrease in general and administrative expenses of $542,000 was due primarily to decreases in legal and consulting of $819,000 and was partially offset by increases in compensation costs of $163,000 along with increases in stock compensation costs of $61,000 and other costs of $53,000.

Interest Expense and Other, Net. Interest expense, interest income and other income, net was $598,000 of expense for the thirty-six weeks ended March 4, 2009 compared to $319,000 of income, net for the thirty-six weeks ended March 5, 2008. This change was primarily the result of interest payments on borrowings along with amortization of our warrants associated with the Loan Agreement.

Income Tax Benefit. We had losses from continuing operations for the thirty-six weeks ended March 4, 2009 and March 5, 2008. In accordance with SFAS No. 109, we recorded an income tax provision and benefit of $12,000 and $471,000, respectively for the thirty-six weeks ended March 4, 2009 and March 5, 2008. As of March 4, 2009, net operating loss carryforwards of approximately $15,747,000 and $14,137,000 for federal and state income tax purposes, respectively, are available to be utilized against future taxable income for years through fiscal 2030, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At March 4, 2009, we had working capital of $3,383,000, long term debt, tax liabilities, and deferred rent of $1,953,000 and $9,602,000 of stockholders’ equity, compared to working capital of $135,000, long term tax liabilities, deferred rent and deferred compensation of $677,000 and $9,742,000 of stockholders’ equity at June 25, 2008. As of March 4, 2009 and June 25, 2008, we had $5,000,000 and $2,000,000 outstanding, respectively, under our credit agreements.

The accounts receivable balance of $9,859,000 as of March 4, 2009 increased $4,844,000 from the June 25, 2008 balance of $5,015,000. The accounts payable balance of $8,332,000 as of March 4, 2009 increased $3,163,000 from the June 25, 2008 balance of $5,169,000. These increases resulted primarily from a more than 45% average increase in wholesale sales compared to the fourth quarter of fiscal 2008.

Cash Flows. Net cash used in operating activities for the thirty-six weeks ended March 4, 2009 totaled $3,173,000 as compared with $4,381,000 cash used in operating activities for the thirty-six weeks ended March 5, 2008. The Company has incurred losses from continuing operations of $1,420,000, and $4,349,000 for the thirty-six weeks ended March 4, 2009 and March 5, 2008, respectively. Net cash used in continuing operations of $3,118,000 for the thirty-six weeks ended March 4, 2009 resulted primarily from increases in accounts receivable and other assets and was partially offset by increases in accounts payable all of which was attributable to working capital needs from a more than 56% increase in wholesale revenue for the thirty-six weeks ended March 4, 2009 compared to the prior year same period.

Net cash provided by investing activities for the thirty-six weeks ended March 4, 2009 totaled $636,000 as compared with net cash used in investing activities of $1,728,000 for the thirty-six weeks ended March 5, 2008. During the thirty-six weeks ended March 4, 2009, a total of $544,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of $383,000, wholesale of $2,000, retail of $157,000 and our home office facility of $2,000. These expenditures were offset by $1,168,000 of payments received on notes receivable and $11,000 of other proceeds from the sale of assets. During the thirty-six weeks ended March 5, 2008, a total of $4,115,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of $3,230,000, wholesale of $226,000, our retail stores of $275,000 and our home office facility of $384,000. These expenditures were primarily offset by $1,053,000 of payments received on notes receivable and $1,274,000, net of related expenses, received from the sale of retail stores to Starbucks.

Net cash provided by financing activities for the thirty-six weeks ended March 4, 2009 totaled $3,000,000 and related to borrowings on the Company’s Term Loan during the first quarter of the current fiscal year.

Outstanding Debt and Financing Arrangements:

Note Purchase Agreement:

On May 10, 2004, we entered into a $5,000,000 Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner also serves as the chairman of the board of directors of the Company (the “Note Purchase Agreement”), which provided, at our election, the ability to issue notes up to an aggregate principal amount of $5,000,000. We have amended the Note Purchase Agreement from time to time and have agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on April 30, 2009, and we are only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change in control of the Company or an event of default. Interest is payable at three-month LIBOR plus 9.30% for any period during which the ratio of our Indebtedness (as defined in the Note Purchase Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Note Purchase Agreement) is greater than 1.75:1.00 or the three-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Loan Agreement. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of March 4, 2009, we were in compliance with all covenants under the Note Purchase Agreement. As of March 4, 2009, $2,000,000 is outstanding under the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, we entered into a loan agreement with Sequoia (the “Loan Agreement”). The Loan Agreement provides for a $3 million term loan (the “Term Loan”). The Term Loan accrues interest from the funding date at one-month LIBOR plus 5.30%, resetting on the first calendar day of each month. On November 10, 2008, we entered into a Waiver Agreement (as defined below). In consideration of such waiver, the interest rates under the Loan Agreement were increased to one-month LIBOR plus 9.30% for any period during which the ratio of our Indebtedness (as defined in the Loan Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Loan Agreement) is greater than 1.75:1.00 or one-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Loan Agreement. We are required to make regular monthly payments of interest, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default. As of March 4, 2009, $3,000,000 is outstanding under the Loan Agreement.

The Loan Agreement requires us to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan. The Loan Agreement also contains a covenant that limits the amount of indebtedness that we may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default. As of March 4, 2009, we were in compliance with all covenants under the Loan Agreement.

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

Letter of Credit:

In addition, we entered into a Credit Agreement with Bank of the West on November 4, 2005. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2009. The letter of credit facility is secured by a deposit account at Bank of the West. As of March 4, 2009, this deposit account had a balance of $622,000, which is shown as restricted cash on the consolidated balance sheets. As of March 4, 2009, $472,000 of letters of credit were outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of March 4, 2009, the Company was in compliance with all Bank of the West agreement covenants.

Liquidity and Management Plans

For the current quarter ended March 4, 2009, we had net income of approximately $1.4 million and reported net cash used in operating activities of approximately $3.2 million. We had a cash balance of $1.1 million with $5 million of outstanding borrowings under our credit facilities as of March 4, 2009.

The $5,000,000 Note Purchase Agreement with Sequoia expires on March 31, 2009 and the $2 million balance on the outstanding note is due in full on that date. The Company obtained an extension on the $2.0 million note to April 30, 2009 while the Company finalizes contractual details with Sequoia of this commitment. In addition, the Company obtained a $3 million term loan from Sequoia on August 26, 2008.

On January 23, 2009 and March 27, 2009 we obtained commitments from the lenders Sequoia and Vessel Partners, L.P., which are limited partnerships whose general partner also serves as the Chairman of the Company’s board of directors (collectively, the “Lenders”) for additional borrowings of up to $5 million and to extend the maturity date of the $2 million note due under the Note Purchase Agreement to March 31, 2010. We and the Lenders are currently in the process of finalizing the contractual details of this commitment.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of March 4, 2009:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Company-operated retail locations and other operating leases	$11,106	$3,350	$3,943	$2,264	$1,549
Franchise operated retail locations operating leases	8,259	1,900	2,978	2,017	1,364
Green coffee commitments	4,735	4,735	—	—	—
Note Payable	5,000	3,000	2,000	—	—

	$29,100	$12,985	$8,921	$4,281	$2,913

As of March 4, 2009, we have entered into an employment agreement with one executive that provides for a severance payment of nine months salary in the event that this individual is terminated without cause. Our maximum liability for severance under this contract is currently $169,000. Because such amount is contingent, it has not been included in the above table.

We have obligations under non-cancelable operating leases for our coffeehouses, roasting facility and administrative offices. Lease terms are generally for periods of 10 to 20 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some retail leases provide for contingent rental payments based on sales thresholds. In addition, we are liable on the master real property leases for 31 franchise locations. Under our historical franchising business model, we executed the master lease for these locations and entered into subleases on the same terms with our franchisees, which typically pay their rent directly to the landlords. Should any of these franchisees default on their subleases, we would be responsible for making payments thereunder. Our maximum theoretical future exposure at March 4, 2009, computed as the sum of all remaining lease payments through the expiration dates of the respective leases, was $8,259,000. This amount does not take into consideration any mitigating measures that we could take to reduce this exposure in the event of default, including re-leasing the locations or terminating the master lease by negotiating a lump sum payment to the landlord that is less than the sum payment of all remaining future rents and other amounts payable. On March 27, 2009, the Company entered into an agreement to sell its United States franchise operations of Gloria Jean’s (See Recent Developments).

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

The amount of the estimated liability is established using the methodology described above under the heading “Estimated Liability for Closing Stores.” Consistent with SFAS No. 146, we have not established an additional estimated liability for potential losses not yet incurred. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised stores. In addition, entering into restructured franchise agreements may result in reduced franchise royalty rates in the future. On March 27, 2009, the Company entered into an agreement to sell its United States franchise operations of Gloria Jean’s (See Recent Developments).

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

Valuation Allowance for Net Deferred Tax Assets

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of March 4, 2009, our net deferred tax assets and related valuation allowance totaled approximately $7,749,000.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 4, 2009.

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

As of March 4, 2009, there are no material changes from the legal proceedings disclosure set forth in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended June 25, 2008. Please refer to the annual report on Form 10-K for the fiscal year ended June 25, 2008 for disclosure regarding legal proceedings.

Item 1A.	Risk Factors.

The Annual Report on Form 10-K for the year ended June 25, 2008, as supplemented by the Quarterly Report on Form 10-Q for the quarter ended September 17, 2008 includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its annual stockholder meeting on January 22, 2009 at which time stockholders were asked to vote on the election of directors, an amendment to our restated certificated of incorporation to increase the number of authorized shares of our common stock, the approval of the Russ Phillips stock option plan and the ratification of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 24, 2009.

Election of Directors

The stockholders elected all of the director nominees named in the proxy statement. The votes cast for each nominee and the votes withheld with respect to each nominee are set forth below:

Director Nominee	Votes For	Votes Withheld
Paul C. Heeschen	3,875,295	1,403,906
Greg D. Palmer	4,995,975	283,226
J. Russell Phillips	3,890,908	1,388,293
Timothy J. Ryan	3,877,055	1,402,146
James W. Stryker	4,995,915	283,286

Increase in Authorized Shares

The stockholders approved the increase in the authorized number of shares. The votes were cast as follows:

FOR	AGAINST	ABSTAIN
4,888,464	381,209	11,528

Approval of Stock Option Plan

The stockholders approved the stock option agreement between Russell Phillips and Diedrich Coffee. The votes were cast as follows:

FOR	AGAINST	BROKER NON-VOTES	ABSTAIN
2,866,785	1,314,433	1,088,284	9,699

Ratification of Auditors

The stockholders ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 24, 2009. The votes were cast as follows:

FOR	AGAINST	ABSTAIN
4,999,900	272,631	6,670

Item 5.	Other Information.

None

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Diedrich Coffee, Inc. dated January 26, 2009

3.3	Amended and Restated Bylaws of Diedrich Coffee, Inc. (8)

4.1	Specimen Stock Certificate (4)

4.2	Purchase Agreement for Series A Preferred Stock dated as of December 11, 1992 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Donald M. Holly, SNV Enterprises, and D.C.H., LP (5)

4.3	Purchase Agreement for Series B Preferred Stock dated as of June 29, 1995 by and among Diedrich Coffee, Inc., Martin R. Diedrich, Steven A. Lupinacci, Redwood Enterprises VII, LP, and Diedrich Partners I, LP (5)

4.4	Form of Conversion Agreement in connection with the conversion of Series A and Series B Preferred Stock into Common Stock (3)

4.5	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (6)

4.6	Form of Warrant, dated May 8, 2001 (2)

4.7	Registration Rights Agreement, dated May 8, 2001 (2)

4.8	Form of Common Stock and Option Purchase Agreement with Franchise Mortgage Acceptance Company, dated as of April 3, 1998 (7)

4.9	Amendment No. 1 to 2001 Warrant, dated August 26, 2008 (9)

10.1	Amended and Restated Commitment Letter with Sequoia Enterprises, L.P. and Vessel Partners, L.P., dated January 23, 2009 (10)

10.2	Amended and Restated Commitment Letter with Sequoia Enterprises, L.P. and Vessel Partners, L.P., dated March 27, 2009 (11)

10.3	Amendment No. 5 to Contingent Convertible Note Purchase Agreement, dated as of March 27, 2009, by and between Diedrich Coffee, Inc. and Sequoia Enterprises, L.O. (11)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 28, 1996 and declared effective on September 11, 1996.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1 (Registration No. 333-08633), filed with the Securities and Exchange Commission on July 24, 1996 and declared effective on September 11, 1996.

(6)	Previously filed as Annex B to Diedrich Coffee’s Definitive proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended January 28, 1998, filed with the Securities and Exchange Commission on April 28, 1998.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2008.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2008.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 20, 2009	DIEDRICH COFFEE, INC.

/s/ J. Russell Phillips J. Russell Phillips Chief Executive Officer (On behalf of the registrant)

/s/ Sean M. McCarthy Sean M. McCarthy Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated January 26, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002