Form 10-K
period 2009-06-24
DIEDRICH COFFEE INC
filed 2009-09-22
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2009

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

Registrant’s telephone number, including area code

(949) 260-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 10, 2008 was $1,658,230.

The number of shares of the registrant’s common stock outstanding, as of September 9, 2009, was 5,726,813.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Overview

Diedrich Coffee, Inc. (the “Company”) specializes in sourcing, roasting and selling the world’s highest quality coffees. In recent years, the primary driver of the Company’s growth has been the sale of K-Cup® portion pack coffees and teas. Diedrich Coffee is one of only four roasters under non-exclusive license to produce K-Cups® for Keurig Incorporated’s (“Keurig”) top selling single-cup brewing system. Keurig is the wholly owned subsidiary of Green Mountain Coffee Roaster, Inc. The Company markets its three leading brands of specialty coffees – Diedrich Coffee, Coffee People and Gloria Jean’s Coffees – through office coffee distributors (“OCS”), restaurants and specialty retailers and via the Company’s web stores. In addition, the Company operates a coffee roasting facility and a distribution center in central California that supplies freshly roasted coffee beans to our wholesale customers.

Recent Developments

Our strategy is to capitalize on the growth of the wholesale specialty coffee market and our strength as a premier roaster and distributor of the world’s finest coffees. In conjunction with the transaction with Praise International North America, Inc., which is described in more detail below, we sold the Gloria Jean’s U.S. franchise and retail operations. Our results of the Gloria Jean’s franchise and retail operations are reported as discontinued operations for all periods presented.

As previously announced, on March 27, 2009, we and Praise International North America, Inc., a Delaware corporation (“Praise”), entered into an agreement (the “Agreement”) pursuant to which we agreed to sell all of the issued and outstanding shares (the “Shares”) of common stock, par value $0.01 per share, of Praise U.S. Holdings, Inc. (formerly known as Coffee People Worldwide, Inc.), a Delaware corporation and wholly-owned subsidiary of Diedrich Coffee Inc. that owned assets used in the Company’s U.S. franchise operations (such purchase, the “Transaction”). On June 12, 2009, the Company completed the Transaction, and pursuant to the Agreement Praise purchased the Shares for $3,100,000, of which $1,500,000 was paid in cash and the remainder paid in the form of a twelve-month promissory note with an aggregate principal amount of $1,600,000 and an interest rate equal to 7.0% per annum, issued by Praise to the Company. In addition, we entered into several ancillary agreements, including a roasting agreement whereby we agreed to provide coffee roasting services to Praise for a period of five years and a trademark license agreement whereby we granted to Praise a license to use the Company’s Gloria Jean’s Gourmet Coffees Corp. U.S. trademarks in the United States of America (including the Commonwealth of Puerto Rico) until these trademarks are transferred to Gloria Jean’s Coffees International Pty. Ltd.

Praise is an affiliate of Gloria Jean’s Coffees International Pty. Ltd., which was a party to the purchase of the Company’s international franchise operations in February 2005.

Company Information

Diedrich Coffee, Inc. is a Delaware corporation formed in August 1996. Our company headquarters are located at 28 Executive Park, Suite 200, Irvine, California 92614 and the main telephone number is (949) 260-1600. Our roasting and distribution facilities are located in Castroville, California and Salinas, California, respectively. More information about the Company can be found by visiting our website at www.diedrich.com. The information contained on our website shall not be deemed to be incorporated into this report.

Our Business Model

Our business objective is a logical extension of our Mission Statement, which states: “Every single cup matters.” Therefore, our objective is to roast and sell only the finest coffees in a variety of packaging formats, without compromising our commitment to quality. We buy only the highest quality green coffee beans available, fresh roast them with our proprietary recipes and subject them to a rigorous internal quality control process. We ensure that care is taken at each and every step of the production and distribution process to preserve that quality.

We sell our coffee through selected distribution channels, and strive to target our resources to increase efficiency and profitability while growing the business within this framework. These distribution channels include specialty retailers, mass merchandisers, office coffee distributors, grocery, foodservice distributors and our internet web stores. While each of these channels have different customers, cost structures, overhead requirements, competitors, and other fundamental differences, we believe our commitment to quality is essential to successful growth in all of these distribution channels. Important financial information for each of our business segments can be found in Note 14 to our consolidated financial statements.

Wholesale Distribution

Our strategy is to use our strength as a premier roaster and distributor of the world’s finest coffees to capitalize on the growth of the wholesale specialty coffee market and more specifically, the strong growth of K-Cups®. The Company markets its three leading brands of specialty coffees, Diedrich Coffee, Coffee People and Gloria Jean’s Coffees, through office coffee service distributors, restaurants and specialty retailers, and via the Company’s web stores.

Single Serve Coffee

Diedrich Coffee is one of only four roasters under non-exclusive license to produce K-Cups® for Keurig’s top selling single-cup brewing system. During fiscal 2004, we entered into a license and distribution agreement with Keurig which amended and restated the 2000 license agreement with Keurig, whereby we utilize Keurig’s patented single service coffee brewing technology and its extensive distribution channels within the Away from Home (AFH) and At Home (AH) single serve markets. This multi-channel strategy provides widespread exposure to our three brands in a variety of settings.

In addition to being a leader in office-based single-cup brewing choices, K-Cups® are growing in the AH single serve market. Keurig brewers and K-Cups® are currently sold in over 17,100 retail locations including Bed, Bath & Beyond, Target, Walmart, Macy’s, Bloomingdale’s, Kohl’s and Costco as well as Amazon.com and the QVC shopping network. We are the second largest producer of K-Cups® in the Keurig system and our three branded coffees in K- Cups® are sold through many of these retailers. In addition, we sell our K- Cups® through the Company’s internet web stores and, as a result of the Transaction, we will continue to be the sole supplier of K- Cups® to the Gloria Jean’s retail locations.

Our current license and distribution agreement with Keurig, which expires in July 2013, provides for automatic five-year renewals of the agreement if we meet certain volume thresholds, which we are currently exceeding.

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

Discontinued Retail Outlets

Our strategy is to capitalize on the growth of the wholesale specialty coffee market and our strength as a premier roaster and distributor of the world’s finest coffees. In the Transaction with Praise, we sold the Gloria Jean’s U.S. franchise operations which included the transfer of 12 company-operated and 90 franchised Gloria Jean’s retail coffeehouses. As of the fiscal year ended June 24, 2009, we have four Coffee People, Inc. and two Diedrich Coffee Inc. franchise locations. In conjunction with our current strategy, subsequent to the fiscal year ended June 24, 2009, the two Diedrich Coffee Inc. franchise locations were terminated. The Company currently has no plans to open any additional company-operated or franchised Diedrich Coffee or Coffee People coffeehouses.

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

We are focused on building our wholesale business and more specifically the sale of K-Cups® in our existing business channels. We believe that we can continue to grow sales by increasing market share in our existing business channels, expanding into new geographic markets, entering new distribution channels, and selectively pursuing other opportunities. Among other statements, this statement is forward looking and subject to the risks and uncertainties outlined in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and as described elsewhere in this annual report on Form 10-K.

We continue to expand and strengthen our wholesale sales organization, and we are actively seeking new distribution channels for our coffee products. We intend to pursue continued growth within the AFH single serve coffee market by expanding the number of OCS distributors that carry our K-Cups® as well as our whole bean and ground coffee product lines. We will target large chain foodservice and hospitality customers that are moving up to specialty coffee to satisfy the demands of their guests for high quality coffee.

Product Supply and Roasting

Sourcing.    We are committed to selling only the world’s highest quality coffees. Coffee beans are an agricultural product grown in over 50 countries in tropical regions of the world. The supply and price of coffee are subject to significant volatility and we depend upon our relationships with coffee producers, outside trading companies and exporters for our supply of green coffee. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. Although the broader coffee market generally treats coffee as a fungible commodity, the specialty coffee industry focuses on the highest grades of coffee. We purchase primarily premium grade Arabica coffee beans that we believe to be the best available from each producing region.

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

Competition

The specialty coffee market is intensely competitive and generally highly fragmented. The competitive factors within the specialty coffee market include product quality, product offerings, customer service, product differentiation and, to a lesser extent, on price. We are one of only four roasters licensed on a non-exclusive basis to produce K-Cups® for Keurig’s top selling single-cup brewing system. Diedrich Coffee competes against all sellers of specialty coffee in multiple sales channels including Green Mountain, Timothy’s, Starbucks, Peet’s and other competitors.

Seasonality

Our business experiences some variations in sales from quarter to quarter due to the holiday season and other factors including, but not limited to, general economic trends, competition, marketing programs and the weather. The fall and winter months are generally the best sales months but our geographic and product line diversity provide for some sales stability in the warmer months when coffee consumption ordinarily decreases. Because of the seasonality of our business, results from any quarter may not be indicative of the results that may be achieved in any other quarter or the full fiscal year, especially for our first fiscal quarter which tends to be the weakest.

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

On June 12, 2009, we completed the Transaction with Praise and entered into a U.S. Trademark License Agreement, whereby we granted to Praise the exclusive, royalty-free, fully-paid license to use the Gloria Jean’s Gourmet Coffees Corp. U.S. trademarks in the United States of America (including the Commonwealth of Puerto Rico) until these trademarks are transferred to Gloria Jean’s Coffees International Pty. Ltd.

On February 11, 2005, we sold Gloria Jean’s international franchise operations to Jireh International Pty. Ltd., formerly the Gloria Jean’s master franchisee for Australia, and certain of its affiliates (collectively, “Jireh”) for $16,000,000 in cash and an additional $7,020,000 payable over the next six years under license, roasting and consulting agreements. After all payments have been made to us under the license, roasting and consulting agreements, all remaining Gloria Jean’s trademarks, including those in the U.S., will be transferred to Jireh. Concurrent with such future transfer, Diedrich will enter into a perpetual, royalty-free trademark assignment agreement with Jireh under which we will continue to have exclusive rights to continue our wholesale operations for the manufacturing and distribution of the Gloria Jean’s branded K-Cups® worldwide under the Gloria Jean’s Coffees brand in these same markets.

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

Employees

At June 24, 2009, we employed 150 people, 149 of whom were employed full-time. None of our employees are represented by a labor union, and no employees are currently covered by collective bargaining agreements. We consider our relations with our employees to be good. We regularly review our employee benefits, training and other aspects of employment to attract and to retain valuable employees and managers. Franchise employees are not employees of the Company.

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

We had net losses from continuing operations of $179,000 for the fiscal year ended June 24, 2009 and $11,385,000 for the fiscal year ended June 25, 2008. We could continue to suffer losses in the future, which may negatively affect our stock price.

If we are not able to grow our business, the results of our operations and our financial condition may be adversely impacted.

We are a specialty coffee roaster, wholesaler and ecommerce retailer. The majority of our revenue is generated from wholesale customers. To grow, we must:

•	expand Diedrich Coffee, Coffee People and Gloria Jean’s wholesale sales;

•	continue to add additional production capacity to meet planned product demands;

•	continue to upgrade inventory control, marketing and information systems; and

•	impose and maintain strict quality control from green coffee acquisition to the fresh cup of brewed coffee in a customer’s hand.

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

We currently operate one coffee roasting facility and one distribution facility. A significant interruption in the operation of either of these facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis and could have a material adverse effect on our results of operations and financial condition.

Our industry is highly competitive and we may not have the resources to compete effectively.

With low barriers to entry, competition in our industry is expected to increase from national and regional chains. Our whole bean coffees compete directly against specialty coffees sold at specialty retailers, variety and discount stores, and a growing number of specialty coffee stores. Many specialty coffee companies, including Green Mountain Coffee Roasters, S&D Coffee, Boyd Coffee and Starbucks sell whole bean coffees through these channels. In addition, we compete to draw customers of standard or commercial coffee, and consumers of substitute coffee products manufactured by a number of nationwide coffee manufacturers, such as Kraft Foods, Proctor & Gamble and Nestlé, to specialty grade coffee.

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

Compliance with government regulations applicable to us could have a material adverse effect on our business, financial condition and results of operations.

Our roasting facility is subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments. Changes in any of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business.

Our continued success largely will depend on the efforts and abilities of our executive officers and other key employees. In addition, our success will depend upon our ability to attract and retain highly motivated and qualified employees. The inability to recruit and retain such individuals may have a material adverse effect on our business or results of operations.

Our lack of diversification may affect business if demand is reduced.

Our business is primarily centered on one product: specialty grade coffee. Our operations have been limited to primarily the roasting and packaging of green coffee beans and the sale of coffee in a variety of packaging formats, especially K-Cups®, through our wholesale business channel. Any decrease in demand for specialty coffee would have a material adverse effect on our business, operating results and financial condition.

Our wholesales revenues are generated substantially all from the sale of K-Cups.

We generate substantially all of our revenues from the sale of K-Cups® which is licensed from Keurig on a non-exclusive basis. Any issues with this licensing arrangement will have a material adverse effect on our operations. Keurig is also our largest customer. Our relationship with Keurig is critical to the success of our business.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Office Space and Plant

We currently lease approximately 17,620 square feet of office space in Irvine, California and approximately 6,192 square feet of warehouse space in Irvine, California. The lease for the office space will expire in January 2011 and the lease for the warehouse space will expire in December 2010. We also lease a 66,237 square foot roasting facility located in Castroville, California. The term of the current lease expires in December 2015, and is renewable, at our option, for a term of 15 additional years. Additionally, we lease approximately 40,000 square feet of a warehouse in Salinas, California that we use as our distribution facility. The lease expires May, 2010. On or before the lease expiration, we expect to either renew this lease or obtain a new lease in a similar distribution facility. We believe that our facilities are generally adequate for our current needs, and that suitable additional production and administrative space will be available as needed for the foreseeable future.

Company-Operated Locations and Franchised Stores

As discussed under “Item 1. Recent Developments,” and “Item 7. Overview-Recent Developments,” we and Praise entered into the Agreement pursuant to which we agreed to sell all of the shares of common stock of Praise U.S. Holdings, Inc. (formerly known as Coffee People Worldwide, Inc.) which owned assets used in the Company’s U.S. franchise operations. On June 12, 2009, we completed the Transaction which included the transfer of 12 Gloria Jean’s company-operated and 90 franchised Gloria Jean’s locations to Praise. Our strategic direction is currently focused on growing the wholesale business segment and the related distribution channels. As of June 24, 2009, we no longer operated company-operated retail locations and we have four Coffee People, Inc. and two Diedrich franchise locations. In conjunction with our current strategy, subsequent to the fiscal year ended June 24, 2009, the two Diedrich Coffee Inc. franchise locations were terminated. The Company currently has no plans to open any additional company-operated or franchised Diedrich or Coffee People coffeehouses.

Item 3.	Legal Proceedings.

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. Material pending legal proceedings to the business, to which we became or were a party to during the current fiscal year or subsequent thereto, but before the filing of this report, are summarized below:

On September 21, 2006, a purported class action complaint entitled Jason Reid; Kimberly Cornia, et al. v. Diedrich Coffee., et al. was filed against the Company in United States District Court Central District of California by two former employees, who worked in the positions of team member and shift manager. During the fiscal year 2009, the Company paid approximately $700,000 to fully settle this lawsuit.

On February 2, 2007, a second similar purported class action complaint entitled Deborah Willems, et al. v. Diedrich Coffee., et al. was filed in Orange County, California Superior Court on behalf of another former employee who worked in the position of general manager. This case currently involves the issue of whether employees and former employees who worked in California stores during specified time periods were deprived of overtime pay, missed meal and rest breaks. In addition to unpaid overtime, this case seeks to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees in the purported class.

The Company entered into a settlement with the plaintiffs in the Willems v. Diedrich lawsuit. On September 14, 2009, we received a judgment based on Order of Final Approval. As of June 24, 2009, the Company estimated that the required amount to settle this claim is $376,000 and has recorded an accrual for this amount included in discontinued operations in the accompanying consolidated statement of operations.

Based on our examination of this matter and our experience to date, we have recorded our best estimate of liability with respect to this matter. However, the ultimate liability cannot be determined with certainty.

A lawsuit entitled Leader Bank v. Ajay Misra, et al v. Diedrich Coffee et al, is currently pending in the Middlesex Superior Court, Middlesex, Massachusetts. In that case the Plaintiff, Leader Bank, filed a complaint to collect on a defaulted promissory note it had with the franchisee, Defendant Amtek Group, LLC, on February 23, 2009. Ajay and Priya Misra were named defendants as well. On June 16, 2009, Defendants filed a third-party complaint against Diedrich Coffee alleging breach of contract, aiding and abetting Leader Bank in its takeover of the store and breach of privacy. In their complaint, third-party plaintiffs claim that they are entitled to

$2,477,500. We are contesting the third-party complaint vigorously and have filed a motion to dismiss that will be heard on October 9, 2009. The Company believes that liability is not probable and the potential settlement is not estimable under this lawsuit and has therefore not accrued any amounts related to the damages claimed under this lawsuit in the accompanying consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is reported on the Nasdaq Capital Market under the symbol “DDRX.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Capital Market.

	Price Range
Period	High	Low
Fiscal Year Ended June 25, 2008
Twelve Weeks Ended September 19, 2007	$4.41	$3.52
Twelve Weeks Ended December 12, 2007	3.91	3.16
Twelve Weeks Ended March 5, 2008	3.79	2.71
Sixteen Weeks Ended June 25, 2008	3.00	1.75

Fiscal Year Ended June 24, 2009
Twelve Weeks Ended September 17, 2008	2.35	1.36
Twelve Weeks Ended December 10, 2008	2.29	0.23
Twelve Weeks Ended March 4, 2009	0.90	0.25
Sixteen Weeks Ended June 24, 2009	19.20	0.21

At September 1, 2009, there were 5,726,813 shares of our common stock outstanding and 507 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Information required by Item 201(d) of Regulation S-K is included in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

•

Results of operations.    This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal 2009 to fiscal 2008.

•

Financial condition and liquidity and capital resources.    This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of June 24, 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

Recent Developments

On March 27, 2009, we and Praise entered into an Agreement pursuant to which we agreed to sell all of the shares of common stock of Praise U.S. Holdings, Inc. (formerly known as Coffee People Worldwide, Inc.), which owned assets used in the Company’s U.S. franchise operations. On June 12, 2009, the Company completed the Transaction, and pursuant to the Agreement, Praise purchased the Shares for $3,100,000, of which $1,500,000 was paid in cash and the remainder paid in the form of a twelve-month promissory note with an aggregate principal amount of $1,600,000 and an interest rate equal to 7.0% per annum, issued by Praise to the Company. The Transaction included the transfer of 12 Gloria Jean’s company-operated and 90 franchised Gloria Jean’s locations to Praise. In conjunction with the Transaction, Praise entered into a five-year coffee roasting agreement whereby we will roast and package coffee for all of the Gloria Jean’s U.S. retail locations. Our results of the Gloria Jean’s franchise operations are reported as discontinued operations for all periods presented. Wholesale sales to former franchisees are included in continuing operations for all periods since the Company will continue to provide coffee roasting services to Praise.

Praise is an affiliate of Gloria Jean’s Coffees International Pty. Ltd., which was a party to the purchase of the Company’s international franchise and retail operations in February 2005.

Business

We are a specialty coffee roaster and wholesaler. Our brands include Diedrich Coffee, Coffee People and Gloria Jean’s. The majority of our revenue is generated from wholesale customers located across the United States. Our wholesale operation sells a wide variety of whole bean and ground coffee as well as single serve coffee products through a network of OCS distributors, chain and independent restaurants, coffeehouses, other hospitality operators and specialty retailers. We operate a roasting facility and a distribution facility in central California that supplies our coffee products to all of our customers.

The Company’s costs of operations include cost of sales consisting of raw materials including green coffee beans, flavorings and packaging materials; royalty payments due to the licensor; equipment lease expense related to some of our packaging lines; a portion of our facility lease expense; the salaries and related expenses of production and distribution personnel; depreciation on production equipment; and freight and delivery expenses. Operating expenses include the salaries and related expenses for those employees directly supporting our wholesale distribution channels. In addition to salaries and associated costs, these expenses include marketing expenses; free product supplied for inclusion in brewer sample packs and in-store demonstrations; and a portion of our facility lease expense. General and administrative expenses consist of expenses incurred for corporate support and administration, including a portion of our facility lease expense and the salaries and related expenses for personnel not elsewhere categorized.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue of certain items included in our consolidated statements of income for the years indicated:

	Year Ended June 24, 2009	Year Ended June 25, 2008
Net revenue:
Wholesale	98.6%	97.8%
Retail sales	1.3	2.0
Franchise revenue	0.1	0.2

Total revenue	100.0%	100.0%

Costs and expenses:
Cost of sales and related occupancy costs	76.9%	82.5%
Operating expenses	7.0	10.4
Depreciation and amortization	3.0	2.9
General and administrative expenses	11.6	17.5
Provision for goodwill and asset impairment	—	15.8
(Gain) loss on asset disposals	—	0.2

Total costs and expenses	98.5%	129.3%

Operating income (loss) from continuing operations	1.5%	(29.3)%
Interest (expense) income and other, net	(2.0)	0.8

Loss from continuing operations before income tax benefit	(0.5)	(28.5)
Income tax benefit	(0.1)	—

Loss from continuing operations	(0.4)%	(28.5)%

Discontinued operations:
Loss from discontinued operations, net of income tax	(1.3)%	(9.2)%
Gain on sale of discontinued operations, net of income tax	4.2	3.2

Income (loss) from discontinued operations, net of income tax	2.9%	(6.0)%

Net Income (loss)	2.5%	(34.5)%

Sale of Retail Operations

Our strategy is to capitalize on the growth of the wholesale specialty coffee market and our strength as a premier roaster and distributor of the world’s finest coffees. In keeping with that strategy, we completed the sale of the Gloria Jean’s U.S. franchise operations to Praise in June 2009. Our results of the Gloria Jean’s franchise and retail operations are reported as discontinued operations for all periods presented.

As previously announced, on March 27, 2009, we and Praise entered into an Agreement pursuant to which we agreed to sell all of the shares of common stock of Praise U.S. Holdings, Inc. (formerly known as Coffee People Worldwide, Inc.) which owned assets used in the Company’s U.S. franchise operations. On June 12, 2009, the Company completed the Transaction. The Transaction included the transfer of 12 company-operated and 90 franchised Gloria Jean’s locations to Praise.

Praise is an affiliate of Gloria Jean’s Coffees International Pty. Ltd., which was a party to the purchase of the Company’s international franchise operations in February 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial results of the retail operations that were sold or closed and Gloria Jean’s franchised operations are reported as discontinued operations for all periods presented.

Results of Operations

Year Ended June 24, 2009 Compared To Year Ended June 25, 2008

Total Revenue.    Our revenue from continuing operations for the year ended June 24, 2009 increased by $22,331,000, to $62,310,000 from $39,979,000 for the year ended June 25, 2008. This result was the net effect of a 57.1% increase in wholesale revenue, a 1.3% increase in retail sales, and a 3.6% decrease in domestic franchise revenue. Each component of total revenue is discussed below.

Wholesale Revenue.    Our wholesale sales for the year ended June 24, 2009 increased by $22,324,000, or 57.1%, to $61,427,000 from $39,103,000 for the year ended June 25, 2008. Wholesale sales to OCS and other third party wholesale sales increased $22,788,000, or 65.8% to $57,434,000 led by strong growth in the Keurig “K-Cup” sales which increased by 76.0% or $23,537,000 from the prior year. We generated 87.5% and 77.5% of our total revenues from the sale of K-Cups® for the year ended June 24, 2009 and June 25, 2008, respectively. We are one of only four roasters under a non-exclusive license to produce K-Cups®. Sales to our licensor represented approximately $24,441,000 or 39.8% of wholesale sales and $9,269,000 or 23.7% of wholesale sales for the years ended June 24, 2009 and June 25, 2008, respectively. Roasted coffee sales to Gloria Jean’s retail locations decreased $464,000 for the year ended June 24, 2009 primarily due to a decrease in store count for the Gloria Jean’s U.S. franchise system, which is now owned by Praise. Wholesale sales to former franchisees are included in continuing operations for all periods since the Company will continue to provide coffee roasting services to Praise.

Retail Sales.    Our retail sales revenue for the year ended June 24, 2009 increased by a net $10,000, or 1.3%, to $803,000 from $793,000 for the year ended June 25, 2008. All of our retail sales are related to our ecommerce business through our three web stores.

Franchise Revenue.    Our franchise revenue decreased by $3,000, or 3.6%, to $80,000 for the year ended June 24, 2009 from $83,000 for the year ended June 25, 2008. Our franchise revenue consists primarily of royalties received on sales at the four remaining Coffee People franchised locations. The decrease in franchise revenue resulted from a decrease in royalty income for Diedrich Coffee franchise locations compared to fiscal 2008.

Cost of Sales.    As a percentage of total revenue, cost of sales decreased from 82.5% in fiscal 2008 to 76.9% in fiscal 2009. Wholesale cost of sales as a percentage of wholesale sales decreased from 83.5% in the prior year to 77.4% in the current fiscal year primarily due to higher machine utilization, lower temporary help and overtime, the reduction of scrap and waste due to improved inventory controls, lower outbound freight costs and the ability to leverage our fixed manufacturing costs over higher production volumes. Retail cost of sales as a percentage of retail sales increased from 43.8% to 49.0% in the current year due primarily to a higher sales mix of K-Cups through our internet web stores that generate a lower margin as compared to whole bean coffee products.

Operating Expenses.    Total operating expenses for the year ended June 24, 2009 increased $178,000 from $4,182,000 to $4,360,000 and resulted primarily from an increase in wholesale and franchise operating costs of $164,000 and $36,000, respectively, and was offset by a decrease in retail operating costs of $22,000. The increase in operating costs for wholesale of $164,000 resulted primarily from an increase in marketing costs of $1,118,000 and was partially offset by decreases in compensation costs of $292,000, allowance for doubtful accounts of $156,000, equipment costs of $277,000, travel costs of $76,000, outside services of $72,000 and other costs, net of $81,000. Franchise operating expense increased by $36,000 and resulted from an increase in allowance for doubtful accounts compared to the prior year. The decrease in retail operating costs of $22,000 resulted from a decrease of $95,000 in marketing costs associated with internet sales and was partially offset by an increase in labor and other costs of $52,000 and $21,000, respectively.

Depreciation and Amortization.    Depreciation and amortization increased $743,000, or 64.8% to $1,889,000 for the year ended June 24, 2009 from $1,146,000 for the year ended June 25, 2008 and was primarily the result of an increase in capital improvements at our Castroville roasting facility.

General and Administrative Expenses.    Our general and administrative expenses increased by $181,000, or 2.6%, to $7,197,000 for the year ended June 24, 2009 compared to $7,016,000 for the year ended June 25, 2008. The increase in general administrative expenses was primarily due to increases in compensation costs of $1,054,000 and other costs of $44,000. The increase in compensation costs included an increase in bonus expense of $629,000. The increase in general and administrative expenses was partially offset by a decrease in legal fees of $917,000 resulting from costs associated with strategic planning incurred in fiscal 2008. As a percentage of total revenue, general and administrative expenses decreased from 17.5% for fiscal 2008 to 11.5% for fiscal 2009.

Provision for goodwill and asset impairment.    During fiscal 2008, we recorded an impairment charge of $6,311,000 to fully impair goodwill associated with our wholesale operations.

Interest Expense.    Interest expense increased by $1,375,000 from $136,000 for the year ended June 25, 2008 to $1,511,000 for the year ended June 24, 2009. Of the $1,375,000 increase in interest expense, $440,000 was the result of the issuance of 70,000 new stock purchase warrants to extend the repayment of the Note Purchase Agreement to March 31, 2010 and $935,000 of interest expense resulted primarily from additional borrowings, higher interest rate costs and amortization of our warrants associated with the Loan Agreement (as described below under “Financial Condition and Liquidity and Capital Resources”).

Income Tax Benefit.    We had losses from continuing operations for the years ended June 24, 2009 and June 25, 2008. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the income tax benefit generated by the loss from continuing operations were $95,000 and $34,000 for the years ended June 24, 2009 and June 25, 2008, respectively. As of June 24, 2009, net operating loss carryforwards of $11,170,000 and $11,451,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal 2027, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, the Company’s management believes it is not more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail.    The Transaction with Praise International, which closed on June 12, 2009, included the transfer of 12 company-operated and 90 franchised Gloria Jean’s locations to Praise. The financial results of the retail operations that were sold or closed and Gloria Jean’s franchised operations are reported as discontinued operations for all periods presented in accordance with SFAS 144. For the fiscal year ended June 24, 2009, income from discontinued operations was $1,771,000 net of $81,000 in taxes. For the fiscal year ended June 25, 2008, loss from discontinued operations was $2,391,000 and included proceeds from escrow of $1,274,000 as part of the transaction with Starbucks in fiscal 2007. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance and permanently nondeductible goodwill associated with the discontinued operations.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At June 24, 2009, we had working capital of $8,828,000, long term debt, deferred rent, income tax and other liabilities of $2,005,000 and $13,774,000 of stockholders’ equity, compared to working capital of $135,000, long term tax liabilities, deferred rent and deferred compensation of $677,000 and $9,172,000 of stockholders’ equity at June 25, 2008. The increase in working capital of $8,693,000 in the current fiscal year resulted primarily from proceeds received from the sale of discontinued operations, payments received on notes receivable, borrowings under credit agreements and exercise of stock options and warrants.

Cash Flows

The following is a summary of our consolidated cash flows for each of the two years ended June 24, 2009 and June 25, 2008:

	June 24, 2009	June 25, 2008
Cash flows used in operating activities:
Net income (loss)	$1,592,000	$(13,776,000)
Loss from discontinued operations, net	838,000	3,667,000
Gain on disposal of discontinued operations, net	(2,609,000)	(1,276,000)

Net loss from continuing operations	(179,000)	(11,385,000)
Net non-cash charges to income	3,168,000	7,792,000
Net increase in operating assets	(3,444,000)	(1,150,000)
Net increase in operating liabilities	850,000	271,000

Cash flows provided by (used in) continuing operating activities	395,000	(4,472,000)
Cash flows used in discontinued operations	(3,405,000)	(1,625,000)
Cash flows provided by (used in) investing activities of continuing operations	397,000	(3,237,000)
Cash flows provided by investing activities of discontinuing operations	1,295,000	1,074,000
Cash flows provided by financing activities of continuing operations	4,220,000	2,057,000

Net increase (decrease) in cash	2,902,000	(6,203,000)
Cash at beginning of year	670,000	6,873,000

Cash at end of year	$3,572,000	$670,000

Capital expenditure commitments at end of year	$460,000	$542,000

The changes in cash from continuing operations in fiscal year 2009 as compared to fiscal year 2008 are more fully enumerated in the consolidated statements of cash flows in the accompanying consolidated financial statements.

The Company has incurred losses from continuing operations of $179,000 and $11,385,000 for the 2009 and 2008 fiscal years, respectively. Net cash provided by continuing operations was $395,000 for fiscal 2009 compared to net cash used in continuing operations of $4,472,000 for fiscal 2008. An increase in wholesale sales of 57.1% and a reduction in cost of goods sold improved gross margins and reduced the net loss from continuing operations in fiscal 2009. Since the terms of our wholesale sales are credit, an increase in wholesale sales results in an increase in accounts receivable. An increase in our wholesale business also requires us to carry higher inventory to meet market demand. While the growth in business increased the working capital requirements, the Company was able to improve cash from operations in fiscal 2009 through faster collections of accounts receivable and higher inventory turnover rate. For fiscal 2008, cash used in continuing operations was $4,472,000 and was primarily the result of operating losses and an increase in accounts receivable, offset by an increase in accounts payable, as our wholesale business grew by 38.9% over fiscal 2007.

Cash flow used in operating activities of discontinued operations in 2009 and 2008 of $3,405,000 and $1,625,000 respectively, were primarily the result of losses in our franchise and retail operations before the consummation of the Transaction in fiscal year 2009.

Cash flows provided by investing activities of continuing operations during fiscal 2009 totaled $397,000. During fiscal 2009, capital expenditures totaled $659,000 and was used to invest in property and equipment primarily related to our Castroville roasting facility. These expenditures were partially offset by $1,000,000 of payments received on notes receivable. Cash flows used by investing activities of continuing operations during fiscal 2008 totaled $3,237,000. During fiscal 2008, a total of $4,304,000 was used to invest in property with $3,550,000, $226,000, and $527,000 spent on our roasting facility, wholesale business, and home office facility, respectively. These expenditures were primarily offset by $1,000,000 of payments received on notes receivable. Cash flows provided by investing activities of discontinued operations for 2009 and 2008 of $1,295,000 and $1,074,000 respectively, were primarily the result of the sale of Gloria Jean’s franchise to Praise in 2009 and the sale of retail locations to Starbucks in 2007.

Net cash provided by financing activities of continuing operations for fiscal 2009 of $4,220,000 was primarily the result from borrowings under our credit facility and the exercise of stock options and warrants. Net cash provided by financing activities of continuing operations for 2008 of $2,057,000 was primarily the result of borrowings under our credit facility during the 2008 fiscal year.

Outstanding Debt and Financing Arrangements

Note Purchase Agreement:

On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Chairman of the board of directors of the Company (the “Note Purchase Agreement”), which provided, at our election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. We have amended the Note Purchase Agreement from time to time and have agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2010, and we are only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change in control of the Company or an event of default. Interest is payable at three-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Note Purchase Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Note Purchase Agreement) is greater than 1.75:1.00 or the three-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Note Purchase Agreement. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of June 24, 2009, we had $2,000,000 of issued notes outstanding under the Note Purchase Agreement. As of June 24, 2009, we were in compliance with all covenants contained in the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, we entered into a loan agreement with Sequoia (the “Loan Agreement”). The Loan Agreement provides for a $3,000,000 term loan (the “Term Loan”). As amended, interest is payable at one-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Loan Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Loan Agreement) is greater than 1.75:1.00 or one-month LIBOR plus 6.30% for any other period, resetting on the first calendar day of each month. We are required to make regular monthly payments of interest, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default. As of June 24, 2009, $3,000,000 was outstanding under the Loan Agreement. Subsequently the Company paid $1 million due to Sequoia under the Loan Agreement on July 29, 2009.

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

Warrants:

2001 Sequoia Warrant

On May 8, 2001, in connection with the sale of 2,000,000 shares of Company common stock, the Company issued warrants to Sequoia to purchase 250,000 shares of the Company’s common stock at a price of $4.80 per share (“2001 Sequoia Warrant”). Other investors also received warrants to purchase an additional 250,000 shares at a price of $4.80 per share. The warrants were exercisable immediately upon issuance.

The other investors exercised their warrants during the fourth fiscal quarter ending June 24, 2009 at an exercise price of $4.80 per share. The Company received cash proceeds of $1.2 million in connection with the warrant exercises.

On November 10, 2008 the exercise price of the 2001 Sequoia Warrant was decreased to $1.65 per share in connection with the Waiver Agreement (as defined below). The fair value of these amended warrants was approximately $53,000 which was recorded as a debt discount. At June 24, 2009, all 2001 Sequoia Warrants were outstanding with an expiration date of June 30, 2014.

2008 Sequoia Warrant

In connection with the Loan Agreement and an amendment to the Note Purchase Agreement, on August 26, 2008, the Company issued to Sequoia a warrant (the “2008 Sequoia Warrant”) to purchase 1,667,000 shares of common stock of the Company. On November 10, 2008 the exercise price was decreased to $1.65 per share in connection with the Waiver Agreement. The fair value of these amended warrants was approximately $300,000 which was recorded as a debt discount. At June 24, 2009, all 2008 Sequoia Warrants were outstanding with an expiration date of August 26, 2013. The 2008 Warrant is not eligible for cashless exercise, but the Company is obligated to cause the common stock issued upon exercise of the 2008 Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

2009 Sequoia Warrant

In connection with the extension of the Note Purchase Agreement, after the close of the Nasdaq Stock Market on April 29, 2009, the Company issued to Sequoia a warrant to purchase 70,000 shares of common stock of the Company at an exercise price of $7.40 per share (the “2009 Sequoia Warrant”), which was the closing price of the Company’s common stock on such date. The fair value of these warrants was approximately $440,000 which was immediately recorded as interest expense. The 2009 Sequoia Warrant is exercisable by

Sequoia, in whole or in part, at any time or from time to time, prior to April 29, 2014. The 2009 Sequoia Warrant is not eligible for cashless exercise, but the Company is obligated to cause the common stock issued upon exercise of the 2009 Sequoia Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

Waiver Agreement:

On September 17, 2008 we were not in compliance with covenants under the Note Purchase Agreement and the Loan Agreement. On November 10, 2008, we entered into a Waiver Agreement, Amendment No. 1 to 2008 Warrant and Amendment No. 2 to 2001 Warrant (the “Waiver Agreement”) with Sequoia. Pursuant to the Waiver Agreement, Sequoia waived the requirement set forth in the Note Purchase Agreement and the Loan Agreement with Sequoia (collectively, the “Loan Agreements”) that we shall not permit, as of the end of any fiscal quarter, the ratio of our Indebtedness on a consolidated basis to Effective Tangible Net Worth to be more than 1.75:1.00 (as such terms are defined in the Loan Agreements). Such waiver is effective until the earlier of (a) October 31, 2009 and (b) the end of any fiscal quarter at which the foregoing ratio is greater than 2.10:1.00. As part of the waiver and amendment, the exercise price of the 2008 Sequoia Warrant and the 2001 Sequoia Warrants for 250,000 shares of common stock was reduced to $1.65 from $2.00 per share. In consideration of the foregoing waiver, (a) the interest rates under the Note Purchase Agreement and the Term Loan were set at LIBOR plus 9.3% for any period during which the ratio of indebtedness of the Company on a consolidated basis to effective tangible net worth is greater than 1.75:1.00 and (b) the interest rates under the Note Purchase Agreement and the Term Loan were set at LIBOR plus 6.30% for any other period. The Company is in compliance with all debt covenants as of June 24, 2009.

Letter of Credit:

In addition, we entered into a Credit Agreement with Bank of the West on November 4, 2005. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2009. The letter of credit facility is secured by a deposit account at Bank of the West. As of June 24, 2009, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of June 24, 2009, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of June 24, 2009, the Company was in compliance with all Bank of the West agreement covenants.

Liquidity and Management Plans:

For the fiscal year 2009, we reported net income of $1,592,000, which included a gain on sale of discontinued operations of $2,609,000 which was net of tax of $81,000. We had a cash balance of $3,572,000 and no ability to access credit under our current credit facility as of June 24, 2009.

The Note Purchase Agreement with Sequoia expires on March 31, 2010 and the $2,000,000 balance on the outstanding note is due in full on that date.

We are required to make regular monthly payments of interest on the $3,000,000 Term Loan with Sequoia, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default. The Company paid $1 million due to Sequoia under the Term Loan on July 29, 2009.

The Company believes that cash flow from operations and payments from notes receivable due from Praise and Gloria Jean’s Coffees International Pty. Ltd. will be sufficient to satisfy working capital needs at the anticipated operating levels and debt service requirements for at least the next twelve months.

The Company’s future capital requirements will depend on many factors, including the extent and timing of the rate at which the business grows, if at all, with corresponding demands for working capital. The Company may be required to seek additional funding through debt financing, equity financing or a combination of funding methods to meet capital requirements and sustain operations. However, additional funds may not be available on terms acceptable to the Company, or at all.

Off-Balance Sheet Arrangements

As of June 24, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

The following is a summary of our contractual obligations and commitments as of June 24, 2009:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$7,025	$2,853	$2,381	$1,068	$723
Green coffee commitments	3,578	3,578	—	—	—
Note Payable	5,000	3,000	2,000	—	—

	$15,603	$9,431	$4,381	$1,068	$723

At June 24, 2009, the Company had capital commitments of $460,000 for our roasting facility.

We have also entered into an employment agreement with one executive that provides for a severance payment of nine months salary in the event that this individual is terminated without cause. Our maximum liability for severance under this contract is currently $169,000. Because such amount is contingent, it has not been included in the above table.

We have obligations under non-cancelable operating leases for our roasting facility and administrative offices. Lease terms are generally for up to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some leases provide for contingent rental payments based on sales thresholds.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, receivables, allowance for bad debt reserves, fixed asset lives, income taxes, self-insurance and workers’ compensation reserves, store closure reserves, stock-based compensation, the valuation allowance for net deferred tax assets and contingencies. We believe that the following represent our critical accounting policies and estimates used in the preparation of our consolidated financial statements. The following discussion, however, does not list all of our accounting policies and estimates.

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used

Each quarter, or upon the occurrence of a triggering event as defined in SFAS No. 144, we evaluate the carrying value of fixed assets and long-lived assets. In determining impairment of the assets we compare the carrying value of the assets to projected future cash flows in addition to other analyses.

The most significant assumptions in our analysis are those used when we estimate the unit’s future cash flows. We generally use the assumptions in our strategic plan and modify them as necessary based on unit specific information. If our assumptions are incorrect, the carrying value of our operating assets may be overstated or understated.

Estimated Liability for Closed Stores

The estimated liability for closed stores on properties vacated is generally based on the term of the lease and the lease termination fee that we expect to pay, as well as the estimated maintenance costs that we expect to pay until the lease has been abated. A significant assumption used in determining the amount of the estimated liability for closing stores is the amount of the estimated liability for future lease payments on vacant stores, which we determine based on our assessment of our ability to successfully negotiate early terminations of our lease agreements with the lessors. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increases or it takes longer than anticipated to terminate the lease, we may need to record additional estimated liabilities. If the leases on the vacant stores are not terminated on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant stores are terminated on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities through the line item in which it was originally recorded, resulting in an increase in operating income.

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

Valuation Allowance for Net Deferred Tax Assets and Contingencies

As discussed above, we have recorded a 100% valuation allowance against our net deferred tax assets. If we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of June 24, 2009, our net deferred tax assets and related valuation allowance totaled approximately $16,863,000.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On June 24, 2009, the Company adopted SFAS No. 165, “Subsequent Events.” This statement establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard required the Company to evaluate all subsequent events that occurred after the balance sheet date through the date and time the financial statements are issued.

Newly Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This standard will become effective for the Company on June 25, 2009. We do not expect that this standard will have a material impact on our consolidated financial statements upon adoption.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS

No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS No. 160.

In June, 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of adopting EITF 07-5 on its results of operations and financial position.

OTHER MATTERS

Seasonality and Quarterly Results

Our business experiences some variations in sales from quarter to quarter due to the holiday season and other factors including, but not limited to, general economic trends, competition, marketing programs and the weather. The fall and winter months are generally the best sales months but our geographic and product line diversity provide for some sales stability in the warmer months when coffee consumption ordinarily decreases. As a result of these factors, and of the other contingencies and risk factors described elsewhere in this report, the financial results for any individual quarter may not be indicative of the results that may be achieved in any other quarter or in a full fiscal year, especially for our first fiscal quarter which tends to be the weakest.

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

Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of June 24, 2009.

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

Our management assessed our internal control over financial reporting as of June 24, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of June 24, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 24, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information Regarding the Directors of Diedrich Coffee, Inc.

Our directors are elected once a year at our annual meeting of stockholders. Our bylaws provide that our board of directors shall consist of between three and seven directors with the precise number to be determined by resolution of our board of directors. The authorized number of members of our board of directors is currently four.

On December 19, 2008, our board of directors appointed James W. Stryker as a director and a member of the audit committee. Mr. Stryker currently serves as Chairman of the audit committee.

The following table lists our directors and provides their respective ages and titles as of June 24, 2009.

Name	Age	Title	Director Since
Paul C. Heeschen (1)	52	Chairman of the Board of Directors	1996
Gregory D. Palmer (2)	52	Director	2006
J. Russell Phillips	59	Director, President and Chief Executive Officer	2007
Timothy J. Ryan (1) (2)	69	Vice Chairman of the Board of Directors	2005
James W. Stryker (2)	62	Director	2008

(1)	Member of the compensation committee of the board of directors.

(2)	Member of the audit committee of the board of directors.

There are no family relationships among any of the directors or executive officers of Diedrich Coffee. The principal occupation for at least the last five years of each director, as well as other information, is set forth below.

Paul C. Heeschen joined our board of directors in January 1996. In February 2001, the board of directors elected him as Chairman. Since 1995, Mr. Heeschen has been a principal of Heeschen & Associates, a private investment firm. He is also the sole general partner of Sequoia Enterprises, LP, WF Trust, D.C.H., LP and a trustee of the Paul C. Heeschen Revocable Living Trust, each of which are stockholders of Diedrich Coffee. Mr. Heeschen serves on the board of directors of PC Mall, Inc., a publicly traded supplier of technology solutions for business, government and educational institutions, as well as consumers.

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

Timothy J. Ryan joined our board of directors in October 2005. Effective April 8, 2009, Mr. Ryan was appointed Vice Chairman of the board. Mr. Ryan previously served as our Chief Executive Officer from November 1997 to October 2000. Since April 1999, he has been a director of Rubio’s Restaurants, Inc., a publicly traded fast-casual fresh Mexican grill restaurant chain. From December 1995 to December 1996, Mr. Ryan served as President and Chief Operating Officer of Sizzler U.S.A., a division of Sizzler International, Inc., and as a director of Sizzler International, Inc., of which he also served as a Senior Vice President. From November 1988 to December 1993, Mr. Ryan served as Senior Vice President of Marketing at Taco Bell Worldwide and, from December 1993 to December 1995, he served as Senior Vice President of Taco Bell’s Casual Dining Division.

James W. Stryker joined our board of directors in December 2008 through appointment by our board of directors and currently serves as Chairman of the audit committee. From May 2006 to April 2008, Mr. Stryker was the Executive Vice President and Chief Financial Officer (“CFO”) of Perkins & Marie Callender’s Inc., a chain of two restaurant concepts. From October 2001 to April 2006, Mr. Stryker served as Executive Vice President, CFO of Wilshire Restaurant Group, Inc. (dba Marie Callender’s). From March 1999 to October 2001, Mr. Stryker was Senior Vice President, CFO of The Johnny Rockets Group, Inc. From January 1996 to March 1999 Mr. Stryker was Vice President, Finance and CFO of Rubio’s Restaurants, Inc. From 1994 to December 1995, Mr. Stryker was Vice President, Finance and Administration of American Restaurant Group, Inc. Prior to that, Mr. Stryker spent sixteen years with El Torito Restaurants, Inc. including eight years as Executive Vice President and Chief Financial Officer.

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

The audit committee met four times during the 2009 fiscal year and otherwise accomplished its business without formal meetings. The audit committee was composed of Mr. Palmer and Mr. Ryan until the addition of Mr. Stryker effective December 19, 2008. Our board of directors has determined that each of Mr. Palmer, Mr. Ryan and Mr. Stryker is “independent” within the meaning of the enhanced independence standards contained in Nasdaq Marketplace Rule 4350(d) and regulations adopted by the Securities and Exchange Commission that relate specifically to members of audit committees. Our board of directors has also determined that Mr. Ryan is qualified to serve as our “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.

Effective February 7, 2008, J. Russell Phillips resigned from our audit committee due to his appointment as our President and Chief Executive Officer. Although Mr. Phillips continues to serve as a member of our board of directors, due to his departure from the audit committee, we had only two directors eligible to serve on our audit committee. NASDAQ Rule 4350(d)(2)(A) requires that a registrant’s audit committee must consist of at least three independent directors. We provided Nasdaq with written notice of this matter on February 7, 2008 and had until the earlier of our next annual meeting of stockholders or February 7, 2009 to regain compliance with NASDAQ Rule 4350(d)(2)(A). On December 19, 2008, the board of directors appointed James W. Stryker as a director and member of the audit committee, resulting in our audit committee being comprised of three independent directors.

Information Regarding Executive Officers of Diedrich Coffee, Inc.

Diedrich Coffee’s executive officers as of June 24, 2009 are as follows and will serve in such capacities until his or her successor is duly appointed or until his or her resignation or removal:

Name	Age	Position(s) Held
J. Russell Phillips	59	Director, President and Chief Executive Officer
Sean M. McCarthy	48	Chief Financial Officer and Secretary
James L. Harris	45	Vice President—Sales
Dana A. King	46	Vice President—Information Services & Customer Fulfillment

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

Dana A. King became our Vice President-Information Services & Customer Fulfillment effective January 2009 after serving as Vice President-Information and Customer Services. Ms. King joined Diedrich Coffee, Inc. in November 2005 as the Director of Information Services. From 2001 until joining Diedrich, Ms. King led the

Application Development group at Del Taco, a Mexican quick-service restaurant chain. From 1996 until 2000, Ms. King worked for Professional Computing, Inc. as a programmer/analyst before being promoted to IS Assistant Manager. After PCI was acquired by IKON in 1997, she was promoted to the Director of IS, and, in 1999 was promoted to VP of IS and Managing Consultant and led a team consisting of developers, engineers and project managers in three locations across two states. After leaving IKON, Ms. King ran her own consulting business. Ms. King holds a B.S. degree in Business with an emphasis in Computer Information Services from California State Polytechnic University, Pomona.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from Section 16 reporting persons, we believe that during our fiscal year ended June 24, 2009 all Section 16 reporting persons complied with all applicable filing requirements.

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

Summary Compensation Table

The following table sets forth compensation earned or paid during the fiscal year ended June 24, 2009 by our Chief Executive Officer and two other most highly compensated executive officers who were serving as our executive officers at the end of the last completed fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)		Total ($)
J. Russell Phillips,	2009	$275,000	$62,700	$203,890	$165,000	$720	(5)	$707,310
President and Chief Executive Officer (4)	2008	105,769	—	99,908	—	26,917	(6)	232,594

Sean M. McCarthy,	2009	225,000	90,000	—	90,000	3,016	(7)	408,016
Chief Financial Officer and Secretary	2008	214,425	—	—	—	4,014	(8)	218,439

James L. Harris,	2009	180,000	—	11,499	54,000	15,190	(9)	260,689
Vice President—Sales	2008	2,077	—	—	—	462	(10)	2,539

(1)	The Company paid discretionary bonuses in the amounts identified in this column for fiscal year 2009 to the Chief Executive Officer and Chief Financial Officer for the completion of the Transaction with Praise.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 and 2008 fiscal years for the fair value of stock options for each of the named executive officers in accordance with SFAS No. 123R. Pursuant to rules of the Securities and Exchange Commission, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2009 and 2008 grants, refer to Note 1 to our consolidated financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be received by the named executive officers.

(3)	Amounts identified in this column for fiscal year 2009 were earned by the Chief Executive Officer and Chief Financial Officer based on achievement of certain targets of the Company’s financial performance. The amount identified for fiscal year 2009 earned by the Vice President of Sales was primarily based on specific sales and profitability targets.

(4)	Mr. Phillips became our President and Chief Executive Officer in February 2008. Mr. Phillips’ annual base salary is $275,000.

(5)	Consists of health fitness membership reimbursement in the amount of $720.

(6)	Consists of a signing bonus payment in the amount of $25,000 and health fitness membership reimbursement in the amount of $1,917.

(7)	Consists of 401(k) matching contributions by Diedrich Coffee in the amount of $2,271 and health fitness membership reimbursement in the amount of $745.

(8)	Consists of 401(k) matching contributions by Diedrich Coffee in the amount of $2,077 and health fitness membership reimbursement in the amount of $1,937.

(9)	Consists of auto allowance in the amount of $12,000, 401(k) matching contributions by Diedrich Coffee in the amount of $138 and health fitness membership reimbursement in the amount of $3,052.

(10)	Consists of auto allowance in the amount of $462.

Employment Agreements with Current Named Executive Officers

J. Russell Phillips.    Effective February 7, 2008, Mr. Phillips entered into an employment agreement with us appointing him President and Chief Executive Officer. Mr. Phillips’s employment agreement provides for compensation consisting of, among other things, (i) an annual base salary of $275,000 and (ii) a grant of options to purchase 275,000 shares of our common stock, (the “Options”) pursuant to a Stock Option Agreement described below. In addition, Mr. Phillips is eligible to receive (i) a bonus equal to up to 75% of his annual base salary, 80% of which would be paid upon achievement of certain defined objectives and 20% of which would be paid based upon the discretion of our compensation committee and (ii) benefits under all other benefit plans generally provided to our other executive officers.

Mr. Phillips’s Options consist of non-qualified stock options to purchase up to 275,000 shares of our common stock, which vest over three (3) years, with one-third (1/3) of the options vesting on each anniversary of the effective date until all options have vested. The Options will fully vest and become immediately exercisable upon a change of control (as such term is defined in Mr. Phillip’s employment agreement). Unless an earlier termination occurs, the Options will expire ten years after the effective date of the Stock Option Agreement.

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

Upon a termination for cause, officers are not entitled to receive compensation after such termination and their options terminate upon such termination. In the event of an involuntary not for cause termination, termination following a change in control and in the event of disability of the executive officer, certain executive officers may be entitled to receive compensation or payments upon such termination as described below. The amounts shown below assume that such termination was effective as of June 24, 2009 and use the closing price of our common stock as of June 24, 2009 ($16.93), and thus include amounts earned through such time. These figures are estimates of the amounts that would be paid out to the executive officers upon their termination. The actual amounts to be paid can only be determined at the time of such executive officer’s separation from Diedrich Coffee.

J. Russell Phillips.    In the event of a change of control, (as such term is defined in Mr. Phillips’s Employment Agreement), Mr. Phillips’ shall be entitled to receive, upon timely execution of a general release of us, (i) a payment in cash equal to 100% of the base salary and (ii) benefits as set forth in the Stock Option Agreement. As described above, upon a change of control, his Options will fully vest and become immediately exercisable.

Sean M. McCarthy.    As described above, (i) Mr. McCarthy shall be entitled to a severance payment equal to nine months of annual base salary if he is terminated by us without cause, provided that he executes customary release of us; and (ii) in the event of a “change of control,” Mr. McCarthy shall be entitled to a stock appreciation payment upon consummation of the change of control transaction, provided that he executes a general release of us. A change of control is defined as a transaction that results in a non-affiliate of us acquiring 90% of our outstanding common stock. A stock appreciation payment is equal to the product of (i) the difference determined by subtracting $5.00 from the per share price at which at least 90% of our outstanding common stock is acquired, multiplied by (ii) 100,000. Because the disposition value in the event of such an acquisition is indeterminable, the payment to Mr. McCarthy is not calculable.

Outstanding Equity Awards at the 2009 Fiscal Year End

The following table sets forth information relating to stock options held by the named executive officers as of June 24, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable		Unexercisable
J. Russell Phillips	7,500	(1)	—		$3.83	4/18/2017
	91,666	(2)	183,334	(2)	3.23	2/07/2018
Sean M. McCarthy	20,000	(2)	—		3.69	4/26/2014
James L. Harris	—		20,000	(2)	2.32	9/17/2018

(1)	These options vest over a two-year period at a rate of one-half per year.

(2)	These options vest over a three-year period at a rate of one-third per year.

Director Compensation

Directors who are also our employees receive no extra compensation for their service on the board of directors. Non-employee directors receive an annual fee of $12,000, which is paid quarterly. In addition, non-employee directors earn fees of $1,000 per board meeting attended in person, $500 per board meeting attended telephonically and $500 per committee meeting attended, whether in person or telephonically. Non-employee directors are also reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the board of directors and its committees. In the fiscal year ended June 24, 2009, Mr. Heeschen earned $22,000, Mr. Palmer earned $23,500, Mr. Ryan earned $50,062 and Mr. Stryker earned $10,500. In addition, non-employee directors are eligible to receive stock option grants under the Diedrich Coffee, Inc. 2000 Equity Incentive Plan. In the fiscal year ended June 24, 2009, each person who was then a non-employee director was granted 15,000 stock options under the 2000 Equity Incentive Plan.

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

All non-employee director options granted under the 2000 Equity Incentive Plan have a term of ten years and an exercise price equal to the fair market value of our common stock on the date of grant. Vesting of non-employee director options granted under the 2000 Equity Incentive Plan accelerates in certain circumstances in connection with a change in control. During the fiscal year ended June 24, 2009, an aggregate of 185,000 options to purchase shares of our common stock were issued to non-employee directors under the 2000 Equity Incentive Plan.

Director Compensation Table

The following table shows the 2009 fiscal year compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Paul C. Heeschen	$22,000	$13,013	$35,013
Gregory D. Palmer	23,500	15,340	38,840
Timothy J. Ryan (2)	50,062	28,363	78,425
James W. Stryker	10,500	2,999	13,499

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock options for each of the directors in accordance with SFAS No. 123R. Pursuant to rules of the Securities and Exchange Commission, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2009 grants, refer to Note 1 to our consolidated financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be received by the directors.

(2)	Fees earned include compensation as Vice Chairman of the board in the amount of $27,562.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 9, 2009 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock;

•	each of our directors and nominees;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws. The table below includes the number of shares underlying options and warrants that are exercisable within 60 days from September 9, 2009.

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)		Percent Of Class (%)(2)
Sequoia Enterprises, LP 450 Newport Center Drive, Suite 450 Newport Beach, CA 92660	3,260,604	(3)	44.0

WF Trust 450 Newport Center Drive, Suite 450 Newport Beach, CA 92660	750,000	(4)	12.4

Financial & Investment Management Group, LTD 111 Cass Street, Traverse City, MI 49684	533,342	(5)	9.3

D.C.H., L.P. 450 Newport Center Drive, Suite 450 Newport Beach, CA 92660	419,268	(6)	7.3

Clarus Capital Group Management LP 237 Park Avenue, Suite 900 New York, NY 10017	287,733	(7)	5.0

Paul C. Heeschen	4,512,293	(8)	57.9

Timothy J. Ryan	60,000	(9)	1.0

Gregory D. Palmer	45,000	(10)	*

James W. Stryker	8,000	(11)	*

J. Russell Phillips	102,166	(12)	1.8

Sean M. McCarthy	25,000	(13)	*

James L. Harris	6,666	(14)	*

All directors and executive officers as a group (9 persons)	4,780,211	(15)	59.4

*	Less than 1%

(1)	Unless otherwise indicated, the address of each person in this table is c/o Diedrich Coffee, Inc., 28 Executive Park, Suite 200, Irvine, California 92614, Attn: Corporate Secretary.

(2)	Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of September 9, 2009 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage of any other person. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(3)	Paul C. Heeschen, the Chairman of our board of directors, is the sole general partner of this limited partnership with voting and investment power as to all shares beneficially owned by the limited partnership. Includes 250,000 shares subject to warrants that are immediately exercisable and will expire on June 30, 2014, 1,367,000 shares subject to warrants that are immediately exercisable and will expire on August 26, 2013 and 70,000 shares subject to warrants that are immediately exercisable and will expire on April 29, 2014.

(4)	Paul C. Heeschen, the Chairman of our board of directors, is the sole trustee with sole voting and investment power as to all shares beneficially owned by the trust. Includes 300,000 shares subject to warrants that are immediately exercisable and will expire on August 26, 2013.

(5)	According to the Schedule 13G filed on March 23, 2009 Financial & Investment Management Group, LTD (“FIMG”) is a registered investment advisor that manages individual client accounts. All 533,342 shares represented in that filing have shared voting power and are held in accounts owned by the clients of FIMG. FIMG disclaims beneficial ownership of all such shares.

(6)	Paul C. Heeschen, the Chairman of our board of directors, is the sole general partner of this limited partnership with voting and investment power as to all shares beneficially owned by the limited partnership.

(7)	According to the Schedule 13G filed on February 13, 2007 includes sole voting power relating to 235,713 and shared voting power relating to 52,020 shares beneficially owned by Clarus Capital Group Management LP. The general partner to Clarus Capital Group Management LP is Clarus Capital Management, LLC. Ephraim Fields is the managing member of Clarus Capital Group Management, LLC and as such controls Clarus Capital Group Management LP.

(8)	Includes (i) 3,260,604 shares beneficially owned by Sequoia Enterprises, LP (250,000 shares subject to warrants that are immediately exercisable and will expire on June 30, 2014, 1,367,000 shares subject to warrants that are immediately exercisable and will expire on August 26, 2013 and 70,000 shares subject to warrants that are immediately exercisable and will expire on April 29, 2014), and (ii) 419,268 shares beneficially owned by D.C.H., LP. Mr. Heeschen is the sole general partner of each of these partnerships with voting and investment power as to all of such shares. Includes 750,000 shares beneficially owned by WF Trust (300,000 shares subject to warrants that are immediately exercisable and will expire on August 26, 2013). Mr. Heeschen is the sole trustee with sole voting and investment power as to all shares beneficially owned by the trust. Includes 82,421 shares owned personally by Mr. Heeschen (81,250 shares subject to options that are exercisable within 60 days), and 250 shares held by Paul C. Heeschen Revocable Living Trust.

(9)	Includes 60,000 shares subject to options that are exercisable within 60 days.

(10)	Includes 45,000 shares subject to options that are exercisable within 60 days.

(11)	Includes 7,500 shares subject to options that are exercisable within 60 days.

(12)	Includes 99,166 shares subject to options that are exercisable within 60 days.

(13)	Includes 20,000 shares subject to options that are exercisable within 60 days.

(14)	Includes 6,666 shares subject to options that are exercisable within 60 days.

(15)	Includes 2,325,748 shares subject to options and warrants that are exercisable within 60 days.

Equity Compensation Plan Information.

The following table summarizes the equity compensation plans under which our common stock may be issued as of June 24, 2009.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	750,300(1)	$3.36	303,917(2)

Equity compensation plans not approved by security holders	—	—	—

Total	750,300	$3.36	303,917

(1)	Represents options to purchase shares of our common stock issued under: the Diedrich Coffee, Inc. 2000 Equity Incentive Plan; the 2000 Non-Employee Directors Stock Option Plan; the Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan; the Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan; and the J. Russell Phillips Stock Option Agreement.

(2)	Represents securities available for issuance under the Diedrich Coffee, Inc. 2000 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

2009 Sequoia Warrant.    In connection with the extension of the Note Purchase Agreement, after the close of the Nasdaq Stock Market on April 29, 2009, the Company issued to Sequoia a warrant to purchase 70,000 shares of common stock of the Company at an exercise price of $7.40 per share (the “2009 Sequoia Warrant”), which was the closing price of the Company’s common stock on such date. The fair value of these warrants was approximately $440,000 which was immediately recorded as interest expense. The 2009 Sequoia Warrant is exercisable by Sequoia, in whole or in part, at any time or from time to time, prior to April 29, 2014. The 2009 Sequoia Warrant is not eligible for cashless exercise, but the Company is obligated to cause the common stock issued upon exercise of the 2009 Sequoia Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

Consistent with the Company’s procedures for approving related party transactions, the audit committee of the board of directors, comprised of Gregory D. Palmer, Timothy J. Ryan and James W. Stryker, authorized and approved the 2009 Sequoia Warrant and the transactions contemplated thereby.

Waiver Agreement.    On September 17, 2008 we were not in compliance with covenants under the Note Purchase Agreement and the Loan Agreement. On November 10, 2008, we entered into a Waiver Agreement, Amendment No. 1 to 2008 Warrant and Amendment No. 2 to 2001 Warrant (the “Waiver Agreement”) with Sequoia. Pursuant to the Waiver Agreement, Sequoia waived the requirement set forth in the Note Purchase Agreement and the Loan Agreement with Sequoia (collectively, the “Loan Agreements”) that we shall not permit, as of the end of any fiscal quarter, the ratio of our Indebtedness on a consolidated basis to Effective

Tangible Net Worth to be more than 1.75:1.00 (as such terms are defined in the Loan Agreements). Such waiver is effective until the earlier of (a) October 31, 2009 and (b) the end of any fiscal quarter at which the foregoing ratio is greater than 2.10:1.00. As part of the waiver and amendment, the exercise price of the 2008 Sequoia Warrant and the 2001 Sequoia Warrants for 250,000 shares of common stock was reduced to $1.65 from $2.00 per share. In consideration of the foregoing waiver, (a) the interest rates under the Note Purchase Agreement and the Term Loan were set at LIBOR plus 9.3% for any period during which the ratio of indebtedness of the Company on a consolidated basis to effective tangible net worth is greater than 1.75:1.00 and (b) the interest rates under the Note Purchase Agreement and the Term Loan were set at LIBOR plus 6.30% for any other period. The Company is in compliance with all debt covenants as of June 24, 2009.

Consistent with the Company’s procedures for approving related party transactions, the audit committee of the board of directors, as of November 2008, comprised of Gregory D. Palmer and Timothy J. Ryan, authorized and approved the Waiver Agreement and the transactions contemplated thereby.

Director Independence.    Our board of directors has affirmatively determined that four of our five directors are independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15). Our independent directors are Paul C. Heeschen, Gregory D. Palmer, Timothy J. Ryan and James W. Stryker. During its review, the board of directors considered transactions and relationships between each director or any member of his or her immediate family and Diedrich Coffee and its subsidiaries and affiliates.

Item 14.	Principal Accountant Fees and Services.

The following table presents the aggregate fees billed by BDO Seidman, LLP for services provided during our 2009 and 2008 fiscal years.

	2009	2008
Audit Fees	$329,000	$308,000
Audit Related Fees	22,000	32,000
Tax Fees	104,000	145,000

Total	$455,000	$485,000

Audit Fees.    The fees identified under this caption were for professional services rendered by BDO Seidman, LLP for fiscal years 2009 and 2008 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy.    Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2009 and 2008 were pre-approved by the audit committee.

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

DIEDRICH COFFEE, INC.

September 22, 2009	By:	/s/ J. RUSSELL PHILLIPS
J. Russell Phillips
Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL HEESCHEN Paul Heeschen	Chairman of the Board of Directors	September 22, 2009

/s/ J. RUSSELL PHILLIPS J. Russell Phillips	Director, President and Chief Executive Officer	September 22, 2009

/s/ SEAN M. MCCARTHY Sean M. McCarthy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 22, 2009

/s/ TIMOTHY J. RYAN Timothy J. Ryan	Vice Chairman	September 22, 2009

/s/ GREGORY D. PALMER Gregory D. Palmer	Director	September 22, 2009

/s/ JAMES W. STRYKER James W. Stryker	Director	September 22, 2009

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diedrich Coffee, Inc.:

We have audited the accompanying consolidated balance sheets of Diedrich Coffee, Inc. and subsidiaries (the “Company”) as of June 24, 2009 and June 25, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended June 24, 2009. In connection with our audits of the consolidated financial statements, we also have audited the supplementary information included in Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diedrich Coffee, Inc. and subsidiaries as of June 24, 2009 and June 25, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 24, 2009, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California

September 22, 2009

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 24, 2009	June 25, 2008 (Restated)
Assets
Current assets:
Cash	$3,572,000	$670,000
Restricted cash and short term investments	623,000	623,000
Accounts receivable, less allowance for doubtful accounts of $266,000 at June 24, 2009 and $508,000 at June 25, 2008	6,335,000	5,015,000
Inventories	5,510,000	4,652,000
Income tax refund receivable	40,000	—
Current portion of notes receivable, less allowance of $75,000 at June 24, 2009 and $247,000 at June 25, 2008	3,604,000	1,074,000
Advertising fund assets, restricted	—	6,000
Prepaid expenses	293,000	412,000

Total current assets	19,977,000	12,452,000
Property and equipment, net	5,416,000	6,757,000
Notes receivable, less allowance of $0 at June 24, 2009 and June 25, 2008	812,000	2,663,000
Cash surrender value of life insurance policy	—	162,000
Other assets	723,000	132,000

Total assets	$26,928,000	$22,166,000

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable, net of discount	$2,687,000	$1,741,000
Accounts payable	5,228,000	5,169,000
Accrued compensation	1,816,000	1,412,000
Accrued expenses	1,418,000	3,995,000

Total current liabilities	11,149,000	12,317,000
Long term note payable, net of discount	1,594,000	—
Income tax liability	33,000	261,000
Deferred rent	133,000	190,000
Deferred compensation	—	226,000
Other liabilities	245,000	—

Total liabilities	13,154,000	12,994,000

Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares; issued and outstanding 0 shares at June 24, 2009 and June 25, 2008	—	—
Common stock, $0.01 par value; authorized 17,500,000 shares; issued and outstanding 5,727,000 shares at June 24, 2009 and 5,468,000 shares at June 25, 2008	57,000	55,000
Additional paid-in capital	63,289,000	60,281,000
Accumulated deficit	(49,572,000)	(51,164,000)

Total stockholders’ equity	13,774,000	9,172,000

Total liabilities and stockholders’ equity	$26,928,000	$22,166,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 24, 2009	Year Ended June 25, 2008
Net revenue:
Wholesale and other	$61,427,000	$39,103,000
Retail sales	803,000	793,000
Franchise revenue	80,000	83,000

Total revenue	62,310,000	39,979,000

Costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	47,918,000	32,968,000
Operating expenses	4,360,000	4,182,000
Depreciation and amortization	1,889,000	1,146,000
General and administrative expenses	7,197,000	7,016,000
Provision for goodwill and asset impairment	—	6,311,000
(Gain) loss on asset disposals	(14,000)	77,000

Total costs and expenses	61,350,000	51,700,000

Operating income (loss) from continuing operations	960,000	(11,721,000)
Interest expense	(1,511,000)	(136,000)
Interest and other income, net	277,000	438,000

Loss from continuing operations before income tax benefit	(274,000)	(11,419,000)
Income tax benefit	(95,000)	(34,000)

Loss from continuing operations	(179,000)	(11,385,000)
Discontinued operations:
Loss from discontinued operations	(838,000)	(3,667,000)
Gain on sale of discontinued operations, net of tax expense of $81,000 and $0, respectively	2,609,000	1,276,000

Net income (loss)	$1,592,000	$(13,776,000)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.03)	$(2.08)

Income (loss) from discontinued operations, net	$0.32	$(0.44)

Net income (loss)	$0.29	$(2.52)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,507,000	5,459,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 27, 2007	5,448,000	$54,000	$59,671,000	$(36,573,000)	$23,152,000
Adjustment to fixed assets (Note 1)	—	—	—	(570,000)	(570,000)

Balance, June 27, 2007 (restated)	5,448,000	54,000	59,671,000	(37,143,000)	22,582,000
Adjustment to adopt FIN 48	—	—	—	(245,000)	(245,000)
Exercise of stock options	20,000	1,000	56,000	—	57,000
Stock compensation expense	—	—	280,000	—	280,000
Common stock warrants	—	—	274,000	—	274,000
Net loss	—	—	—	(13,776,000)	(13,776,000)

Balance, June 25, 2008	5,468,000	55,000	60,281,000	(51,164,000)	9,172,000
Exercise of stock options	9,000	—	20,000	—	20,000
Exercise of stock warrants	250,000	2,000	1,198,000	—	1,200,000
Stock compensation expense	—	—	295,000	—	295,000
Common stock warrants	—	—	1,495,000	—	1,495,000
Net income	—	—	—	1,592,000	1,592,000

Balance, June 24, 2009	5,727,000	$57,000	$63,289,000	$(49,572,000)	$13,774,000

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 24, 2009	Year Ended June 25, 2008
Cash flows from operating activities:
Net income (loss)	$1,592,000	$(13,776,000)
Loss from discontinued operations	838,000	3,667,000
Gain on disposal of discontinued operations, net	(2,609,000)	(1,276,000)

Loss from continuing operations:	(179,000)	(11,385,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,889,000	1,146,000
Amortization and write off of loan fees	9,000	—
Amortization of note payable discount	1,034,000	15,000
Provision for bad debt	125,000	245,000
Income tax benefit	(95,000)	(34,000)
Provision for inventory obsolescence	69,000	(34,000)
Provision for goodwill and asset impairment	—	6,311,000
Stock compensation expense	295,000	280,000
Notes receivable issued	(144,000)	(214,000)
(Gain) loss on disposal of assets	(14,000)	77,000
Changes in operating assets and liabilities:
Accounts receivable	(1,802,000)	(1,292,000)
Inventories	(959,000)	(308,000)
Prepaid expenses	66,000	(116,000)
Notes receivable	(271,000)	(260,000)
Income tax refund	(40,000)	533,000
Other assets	(438,000)	293,000
Accounts payable	59,000	1,355,000
Accrued and deferred compensation	574,000	(1,014,000)
Accrued expenses	240,000	(35,000)
Deferred franchise fee income and franchise deposits	—	(13,000)
Deferred rent	(23,000)	(22,000)

Net cash provided by (used in) continuing operations	395,000	(4,472,000)
Net cash used in discontinued operations	(3,405,000)	(1,625,000)

Net cash used in operating activities	(3,010,000)	(6,097,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(659,000)	(4,304,000)
Proceeds from disposal of property and equipment	56,000	21,000
Payments received on notes receivable	1,000,000	1,000,000
Change in restricted money market account	—	46,000

Net cash provided by (used in) investing activities of continuing operations	397,000	(3,237,000)

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended June 24, 2009	Year Ended June 25, 2008
Payments received on notes receivable of discontinued operations	182,000	92,000
Capital expenditures for property and equipment of discontinued operations	—	(292,000)
Proceeds from sale of discontinued operations, net of cash transferred	1,113,000	1,274,000

Net cash provided by (used in) investing activities	1,692,000	(2,163,000)

Cash flows from financing activities:
Exercise of stock and warrant options	1,220,000	57,000
Borrowings under credit agreement	3,000,000	2,000,000

Net cash provided by financing activities	4,220,000	2,057,000

Net increase (decrease) in cash	2,902,000	(6,203,000)
Cash at beginning of year	670,000	6,873,000

Cash at end of year	$3,572,000	$670,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$457,000	$114,000

Income taxes	$23,000	$46,000

Non-cash transactions:
Issuance of notes receivable related to sale of Gloria Jean’s	$1,600,000	$—

See accompanying notes to consolidated financial statements.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies and Practices

Business

Diedrich Coffee, Inc. (“Company”) is a specialty coffee roaster and wholesaler whose brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Company has wholesale accounts with businesses and restaurant chains. In addition, the Company operates a coffee roasting facility and a distribution facility in central California that supplies roasted coffee in a variety of packaging formats to its wholesale customers.

Basis of Presentation and Fiscal Year End

The consolidated financial statements include the accounts of Diedrich Coffee, Inc. and its wholly owned subsidiaries. All significant intercompany transactions are eliminated. The Company’s fiscal year end is the Wednesday closest to June 30. In fiscal years 2009 and 2008, this resulted in a 52-week year.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”), the Company evaluated all subsequent events that occurred after the balance sheet date through the date the financial statements were issued on September 22, 2009.

Restatement of Financial Statements

During the 2009 fiscal year, a detailed review of the Company’s fixed asset subsidiary ledger was performed. The Company noted certain reconciling differences between the general ledger and the fixed asset subsystem for both cost and accumulated depreciation causing an out of balance with the general ledger by $570,000. These differences were caused by several assets which were acquired and impaired prior to fiscal year 2002 but had remaining net book value reflected in the Company’s consolidated financial statements.

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 108, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in assessing the identified error, the Company should consider both the “rollover” approach, which quantifies misstatements originating in the current year statement of operations and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the misstatements existing in the balance sheet at the end of the reporting period. The principal difference between these two methods lies in how income statement errors are quantified. The “rollover” method quantifies income statement errors based on the amount by which the income statement is actually misstated – including the reversing effect of any prior errors. The “iron curtain” method quantifies income statement errors based on the amount by which the income statement would be misstated if the accumulated amount of the errors that remain in the balance sheet were corrected through the income statement of that period.

Based on the recent guidance from the SEC, if the errors are material when evaluated under the “rollover” method, the previously-issued financial statements are considered materially misstated. The “iron curtain” error analysis does not drive the decision regarding whether or not previously issued financial statements are materially misstated. However, if an error in previously issued financial statements is not material under the “rollover” method, but would be material under the “iron curtain” method, then the error must be corrected. The error can be corrected either as an “out-of-period” adjustment or by revising the previously-issued financial statements the next time they are filed.

Based on the Company’s review, this error did not impact the financial statements for the fiscal years 2002 through 2009 when evaluated under the “rollover” approach. But the error is material to its fiscal year 2009 results of operations under the “iron-curtain” method. Therefore the Company recorded an adjustment of $570,000 as a decrease to its opening retained earnings balance at the beginning of fiscal 2008 as a cumulative effect adjustment with the offset to fixed assets.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued Operations

The Company’s strategic direction is to focus on growing the wholesale business segment and the related distribution channels. In conjunction with the transaction with Praise International North America, Inc., which is described in more detail below, the Company sold the Gloria Jean’s U.S. franchise and retail operations. The Company’s results of the Gloria Jean’s franchise and retail operations are reported as discontinued operations for all periods presented.

As previously announced, on March 27, 2009, the Company and Praise International North America, Inc., a Delaware corporation (“Praise”), entered into an agreement (the “Agreement”) pursuant to which the Company agreed to sell all of the issued and outstanding shares (the “Shares”) of common stock, par value $0.01 per share, of Praise U.S. Holdings, Inc. (formerly known as Coffee People Worldwide, Inc.), a Delaware corporation and wholly-owned subsidiary of Diedrich Coffee Inc. that owned assets used in the Company’s U.S. franchise operations (such purchase, the “Transaction”). On June 12, 2009, the Company completed the Transaction, and pursuant to the Agreement Praise purchased the Shares for $3,100,000, of which $1,500,000 was paid in cash and the remainder paid in the form of a twelve-month promissory note with an aggregate principal amount of $1,600,000 and an interest rate equal to 7.0% per annum, issued by Praise to the Company. In addition, the Company entered into several ancillary agreements, including a roasting agreement whereby the Company agreed to provide coffee roasting services to Praise for a period of five years and a trademark license agreement whereby the Company granted to Praise a license to use the Company’s Gloria Jean’s Gourmet Coffees Corp. U.S. trademarks in the United States of America (including the Commonwealth of Puerto Rico) until these trademarks are transferred to Gloria Jean’s Coffees International Pty. Ltd.

Praise is an affiliate of Gloria Jean’s Coffees International Pty. Ltd., which was a party to the purchase of the Company’s international franchise operations in February 2005.

In a separate transaction, the one remaining Diedrich Coffee Inc. retail location closed during the current fiscal year due to lease expiration.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial results of the Gloria Jean’s franchise operations, retail operations and the one Diedrich Coffee retail location are reported as discontinued operations for all periods presented. Wholesale sales to former franchisees are included in continuing operations for all periods since the Company will continue to provide coffee roasting services to Praise.

The following accounts are reflected in Loss from Discontinued Operations in the consolidated statements of operations:

•	Franchise revenues for Gloria Jean’s Gourmet Coffees Franchising Corp.

•	Retail revenues for Gloria Jean’s Gourmet Coffees Corp. and Diedrich Coffee Inc.

•	Cost of sales and related occupancy costs

•	Operating expenses

•	Depreciation and amortization

•	General and administrative expenses

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Provision for taxes paid

•	Impairment of assets

During the fiscal year ended June 25, 2008, the Company recorded income from discontinued operations of $1,276,000 in connection with cash received from escrow account related to the sale of certain assets to Starbucks Corporation.

The financial results included in discontinued operations were as follows:

	Year Ended June 24, 2009	Year Ended June 25, 2008
Net retail revenue	$4,522,000	$3,603,000
Net franchise revenue	2,048,000	2,760,000

Net revenue from discontinued operations	$6,570,000	$6,363,000

Loss from discontinued operations, net of $0 tax for 2009 and 2008	$(838,000)	$(3,667,000)
Gain on sale of discontinued operations, net of tax of $81,000 and $0, respectively	2,609,000	1,276,000

Total income (loss) discontinued operations, net of tax	$1,771,000	$(2,391,000)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 of invested cash at June 24, 2009 and June 25, 2008. The Company maintains cash balances at financial institutions that are in excess of FDIC insurance coverage limits.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventories, other assets, notes receivable, accounts payable, accrued compensation, and accrued expenses, approximate fair value because of the short-term maturity of these financial instruments. The Company believes the carrying amounts of the Company’s long-term debt approximates fair value because the interest rate on these instrument are subject to change with market interest rates and other terms and conditions are consistent with terms currently available to the Company.

Cost of Sales

Cost of sales include cost of purchased products, royalty payments due to the licensor, equipment lease expenses, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and all other costs of the distribution network.

Operating Expenses

Operating expenses include compensation costs, utilities, advertising and marketing, free product supplied for inclusion in brewer sample packs and in-store demonstrations, business insurance, taxes, licenses, fees and bank charges.

General and Administrative Expenses

General and administrative expenses include compensation costs, consulting and outside services, auditing and accounting, legal, office rent, telephone, and Director’s and Officer’s insurance.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes“ (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Net Income (Loss) Per Common Share

“Basic” earnings per-share represents net earnings divided by the weighted average shares outstanding, excluding all potentially dilutive common shares. “Diluted” earnings per-share reflects the dilutive effect of all potentially dilutive common shares.

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets“ (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company’s annual impairment measurement date is the fiscal year end. The Company has performed annual evaluations of its goodwill since June 30, 2001 in order to properly state its goodwill (see Note 12). The Company recorded impairment charges during fiscal year 2008 to fully impair goodwill with $6,311,000 included in continuing operations related to the wholesale operations and $521,000 included in discontinued operations related to the franchise operations.

Stock Option Plans

On June 30, 2005, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment“ (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended June 24, 2009	Year Ended June 25, 2008
Risk free interest rate	1.21% - 3.11%	1.91% - 4.91%
Expected life	3 years	2 - 3 years
Expected volatility	56% - 119%	53% - 59%
Expected dividend yield	0%	0%
Forfeiture rate	5.58% - 7.48%	4.52% - 9.38%

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

Revenue Recognition

The Company’s wholesale sales terms are FOB shipping point. Revenue from the sale of the wholesale products is recognized when ownership legally transfers to the customer, which is upon shipment. These sales are not subject to customer right of inspection or acceptance. Revenue from retail sales are recognized at shipping point. Initial franchise fees (“Front end fees”) are recognized when a franchised coffeehouse begins operations, at which time the Company has performed its obligations related to such fees. Initial franchise fees apply primarily in the case of domestic franchise development. Franchise royalties are recognized as earned, based upon a percentage of a franchise coffeehouse sales over time.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales and related occupancy costs. A corresponding amount is billed to the Company’s wholesale customers, and is included as a component of wholesale and other revenue.

Concentrations

The Company generated 87.5% and 77.5% of its total revenues from the sale of K-Cups® for fiscal 2009 and 2008, respectively. The manufacturing and distribution of K-Cups® is licensed from a single licensor on a non-exclusive basis. During fiscal 2009 and 2008, the Company had sales to this licensor that represented approximately $24,441,000 or 39.8% of wholesale sales and $9,269,000 or 23.7% of wholesale sales, respectively.

The Company’s current agreement with the licensor expires in July 2013. The agreement provides for automatic five-year renewals if certain volume thresholds are met, which the Company is currently exceeding. In their Fiscal 2008 Form 10-K, Green Mountain Coffee Roasters, Inc. (NASDAQ: GMCR), which owns Keurig

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Incorporated, states that the two principal patents associated with the current generation K-Cup portion packs, will expire in 2012 pending patent applications associated with this technology which, if ultimately issued as patents, would have expiration dates in 2023. Any major disruptions in this relationship could cause a material adverse effect on the Company’s business and operations.

Accrued Expenses

Accrued expenses consist of the accrued legal settlements, legal fees, provision for store closures, deferred franchise fees, gift card liabilities and other liabilities.

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

Recently Adopted Accounting Pronouncement

On June 24, 2009, the Company adopted SFAS No. 165, “Subsequent Events.” This statement establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard required the Company to evaluate all subsequent events that occurred after the balance sheet date through the date and time the financial statements are issued. The Company has evaluated subsequent events through September 22, 2009, which is the date the financial statements were issued.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This standard will become effective for the Company in the first quarter of the fiscal year ending on June 30, 2010. The Company does not expect that this standard will have a material impact on the consolidated financial statements upon adoption.

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

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In June, 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of adopting EITF 07-5 on its results of operations and financial position.

Reclassifications

Certain reclassifications have been made to prior periods to conform to the 2009 presentation.

2.    Liquidity and Management Plans

For the fiscal year 2009, the Company reported net income of $1,592,000 which included a gain on sale of discontinued operations of $2,609,000 which was net of tax of $81,000. The Company had a cash balance of $3,572,000 and no ability to access credit under the current credit facility as of June 24, 2009.

The Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Chairman of the Company’s board of directors (the “Note Purchase Agreement”), expires on March 31, 2010 and the $2,000,000 balance on the outstanding note is due in full on that date. In addition, the Company obtained a $3,000,000 term loan on August 26, 2008. See Note 8. The Company is required to make regular monthly payments of interest on the $3,000,000 Term Loan with Sequoia, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default. Subsequently the Company paid $1 million due to Sequoia under the Term Loan on July 29, 2009.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes that cash flow from operations and payments from notes receivable due from Praise and Gloria Jean’s Coffees International Pty. Ltd will be sufficient to satisfy working capital needs at the anticipated operating levels and debt service requirements for at least the next twelve months.

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

3.    Accounts Receivable

During the current fiscal year, the Company provided for $64,000 of additional allowance for doubtful accounts related to wholesale accounts and charged off $172,000 of accounts receivable against the reserve for wholesale accounts.

The following table details the components of net accounts receivable:

	June 24, 2009	June 25, 2008
Wholesale receivables	$6,496,000	$4,814,000
Allowance for wholesale receivables	(180,000)	(285,000)

	6,316,000	4,529,000

Franchise and other receivables	105,000	709,000
Allowance for franchise and other receivables	(86,000)	(223,000)

	19,000	486,000

Total accounts receivable, net	$6,335,000	$5,015,000

4.    Inventories

Inventories consist of the following:

	June 24, 2009	June 25, 2008
Unroasted coffee	$422,000	$1,608,000
Roasted coffee	2,404,000	1,163,000
Accessory and specialty items	49,000	104,000
Other food, beverage and supplies	2,635,000	1,777,000

	$5,510,000	$4,652,000

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Notes Receivable

Notes receivable consist of the following:

	June 24, 2009	June 25, 2008
Notes receivable due on March 1, 2010. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. Fiscal 2009 amounts are net of a $75,000 allowance and fiscal 2008 amounts are net of a $247,000 allowance.	$—	$177,000
Notes receivable from a corporation discounted at an annual rate of 7.0% and 8.0%, payable annually in installments varying between $800,000 and $2,000,000, due between December 12, 2009 and January 31, 2011.	4,416,000	3,560,000
Less: current portion of notes receivable	(3,604,000)	(1,074,000)

Long-term portion of notes receivable	$812,000	$2,663,000

6.    Property and Equipment

Property and equipment is summarized as follows:

	June 24, 2009	June 25, 2008
Leasehold improvements	$2,388,000	$2,238,000
Equipment	16,092,000	16,888,000
Furniture and fixtures	396,000	427,000
Construction in progress	119,000	1,871,000

	18,995,000	21,424,000
Accumulated depreciation and amortization	(13,579,000)	(14,667,000)

	$5,416,000	$6,757,000

As described in Note 1, the Company recorded an adjustment of $570,000 to the carrying amount of fixed assets by restating the beginning balance as of the beginning of the fiscal year 2008.

7.    Other Assets

Other assets are summarized as follows:

	June 24, 2009	June 25, 2008
Debenture certificate	$489,000	$—
Other	234,000	132,000

	$723,000	$132,000

The Company and its lessor, International Financial Services Corporation entered into a Pledge Agreement dated September 19, 2008 whereby the Company paid the lender $489,000 and obtained a Debenture Certificate to secure certain manufacturing equipment leases. The pledge agreement is for 36 months and will terminate on September 19, 2011 at which time, the funds and interest earned will be returned to the Company.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Note Payable

	June 24, 2009	June 25, 2008
Note payable amount bearing interest at a rate of three-month LIBOR plus 6.30% (7.48% as of June 24, 2009) is due and payable on March 31, 2010. Note is unsecured.	$2,000,000	$2,000,000
Note payable amount bearing interest at a rate of one-month LIBOR plus 6.30% (6.62% as of June 24, 2009). Note is unsecured.	3,000,000	—
Discount on note payable	(719,000)	(259,000)

	4,281,000	1,741,000
Less: current portion of notes payable, net of discount	(2,687,000)	(1,741,000)

	$1,594,000	$—

Note Purchase Agreement:

On May 10, 2004 the Company entered into a $5,000,000 Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Chairman of the board of directors of the Company (the “Note Purchase Agreement”), which provided, at the Company’s election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. The Company has amended the Note Purchase Agreement from time to time and has agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2010, the Company is only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. Interest is payable at three-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Note Purchase Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Note Purchase Agreement) is greater than 1.75:1.00 or the three-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Note Purchase Agreement. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of June 24, 2009, the Company had $2,000,000 of issued notes outstanding under the Note Purchase Agreement. As of June 24, 2009, the Company was in compliance with all covenants contained in the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, the Company entered into a loan agreement with Sequoia (the “Loan Agreement”). The Loan Agreement provides for a $3,000,000 term loan (the “Term Loan”). As amended, interest is payable at one-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Loan Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Loan Agreement) is greater than 1.75:1.00 or the one-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Loan Agreement. The Company is required to make regular monthly payments of interest, and to cause the principal amount to be reduced to $2 million no later than August 26, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Loan Agreement upon a change of control of the Company or an event of default. As of June 24, 2009, the Company had $3,000,000 outstanding under the Loan Agreement. Subsequently the Company paid $1 million due to Sequoia under the Loan Agreement on July 29, 2009.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Warrants:

2001 Sequoia Warrant

On May 8, 2001, in connection with the sale of 2,000,000 shares of Company common stock, the Company issued warrants to Sequoia Enterprises, L.P., of which the Company’s chairman and significant shareholder, Paul C. Heeschen, is the general partner, to purchase 250,000 shares of the Company’s common stock at a price of $4.80 per share (“2001 Sequoia Warrant”). Other investors also received warrants to purchase an additional 250,000 shares at a price of $4.80 per share. The warrants were exercisable immediately upon issuance.

The other investors exercised their warrants during the fourth fiscal quarter ending June 24, 2009 at an exercise price of $4.80 per share. The Company received cash proceeds of $1.2 million in connection with the warrant exercises.

On November 10, 2008 the exercise price of the 2001 Sequoia Warrant was decreased to $1.65 per share in connection with the Waiver Agreement (as defined below). The fair value of these amended warrants was approximately $53,000 which was recorded as a debt discount. At June 24, 2009, all 2001 Sequoia Warrants were outstanding with an expiration date of June 30, 2014.

2008 Sequoia Warrant

In connection with the Loan Agreement and an amendment to the Note Purchase Agreement, on August 26, 2008, the Company issued to Sequoia a warrant (the “2008 Sequoia Warrant”) to purchase 1,667,000 shares of common stock of the Company. On November 10, 2008 the exercise price was decreased to $1.65 per share in connection with the Waiver Agreement. The fair value of these amended warrants was approximately $300,000 which was recorded as a debt discount. At June 24, 2009, all 2008 Sequoia Warrants were outstanding with an expiration date of August 26, 2013. The 2008 Warrant is not eligible for cashless exercise, but the Company is obligated to cause the common stock issued upon exercise of the 2008 Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

2009 Sequoia Warrant

In connection with the extension of the Note Purchase Agreement, after the close of the Nasdaq Stock Market on April 29, 2009, the Company issued to Sequoia a warrant to purchase 70,000 shares of common stock of the Company at an exercise price of $7.40 per share (the “2009 Sequoia Warrant”), which was the closing price of the Company’s common stock on such date. The fair value of these warrants was approximately $440,000 which was immediately recorded as interest expense. The 2009 Sequoia Warrant is exercisable by Sequoia, in whole or in part, at any time or from time to time, prior to April 29, 2014. The 2009 Sequoia Warrant is not eligible for cashless exercise, but the Company is obligated to cause the common stock issued upon

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exercise of the 2009 Sequoia Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

Waiver Agreement:

On September 17, 2008, the Company was not in compliance with covenants under the Note Purchase Agreement and the Loan Agreement. On November 10, 2008, the Company entered into a Waiver Agreement, Amendment No. 1 to 2008 Warrant and Amendment No. 2 to 2001 Warrant (the “Waiver Agreement”) with Sequoia. Pursuant to the Waiver Agreement, Sequoia waived the requirement set forth in the Note Purchase Agreement and the Loan Agreement with Sequoia (collectively, the “Loan Agreements”) that the Company shall not permit, as of the end of any fiscal quarter, the ratio of the Indebtedness on a consolidated basis to Effective Tangible Net Worth to be more than 1.75:1.00 (as such terms are defined in the Loan Agreements). Such waiver is effective until the earlier of (a) October 31, 2009 and (b) the end of any fiscal quarter at which the foregoing ratio is greater than 2.10:1.00. As part of the waiver and amendment, the exercise price of the 2008 Sequoia Warrant and the 2001 Sequoia Warrants for 250,000 shares of common stock was reduced to $1.65 from $2.00 per share. In consideration of the foregoing waiver, (a) the interest rates under the Note Purchase Agreement and the Term Loan were set at LIBOR plus 9.3% for any period during which the ratio of indebtedness of the Company on a consolidated basis to effective tangible net worth is greater than 1.75:1.00 and (b) the interest rates under the Note Purchase Agreement and the Term Loan were set at LIBOR plus 6.30% for any other period. The Company is in compliance with all debt covenants as of June 24, 2009.

Letter of Credit:

In addition, the Company entered into a Credit Agreement with Bank of the West on November 4, 2005. The agreement provides for a $750,000 letter of credit facility that expires on October 15, 2009. The letter of credit facility is secured by a deposit account at Bank of the West. As of June 24, 2009, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of June 24, 2009, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of June 24, 2009, the Company was in compliance with all Bank of the West agreement covenants.

9.    Commitments and Contingencies

Lease Commitments

As of June 24, 2009, the Company leases warehouse and office space in Irvine, Castroville and Salinas, California. The leases expire at various dates through December 2015. Contingent rent expense was insignificant for all periods presented. In addition, the Company leases equipment with various expiration dates through January 2014.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under non-cancelable operating leases and minimum future sublease rentals expected to be received as of June 24, 2009, are as follows:

Year Ending June	Non-Cancelable Operating Leases
	Total	Building and equipment leases (A)	Other locations (B)
2010	$2,853,000	$2,612,000	$241,000
2011	1,706,000	1,558,000	148,000
2012	675,000	534,000	141,000
2013	539,000	396,000	143,000
2014	529,000	385,000	144,000
Thereafter	723,000	554,000	169,000

	$7,025,000	$6,039,000	$986,000

(A)	Includes Irvine and Castroville office and warehouse space and company-operated equipment leases.

(B)	The Company has leased and subleased land and buildings to others. Many of these leases provide for fixed payments with contingent rents when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. The Company directly pays the rents on these master leases, and collects associated rent amounts directly from its sublessees. The total sublease rentals receivable by the Company under non-cancelable subleases is approximately $403,000 as of June 24, 2009.

Continuing operations, rent expense under operating leases approximated $877,000 and $742,000, for the years ended June 24, 2009 and June 25, 2008, respectively. These amounts are net of sublease rental income of $211,000 and $266,000, for the years ended June 24, 2009 and June 25, 2008, respectively.

Rent expense under equipment leases approximated $1,658,000 and $866,000, for the years ended June 24, 2009 and June 25, 2008, respectively.

Purchase Commitments

At June 24, 2009 the Company had commitments to purchase coffee through fiscal year 2010, totaling $3,578,000 for 2,457,000 pounds of green coffee, the majority of which were fixed as to price. Such contracts are generally short-term in nature, and the Company believes that their cost approximates fair market value.

Capital Commitments

At June 24, 2009, the Company had capital expenditure commitments of $460,000 for its roasting facility.

Indemnifications

The Company agrees to provide for the indemnification of and the advancement of certain costs, judgments, penalties, fines, liabilities, expenses incurred and amounts paid in settlement to the fullest extent permitted by the Company’s charter, bylaws and applicable law to each of the Company’s directors and executive officers that become a party to the Indemnification Agreement.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingencies

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. Material pending legal proceedings to the business, to which the Company became or were a party during the current fiscal year or subsequent thereto, but before the filing of this report, are summarized below:

On September 21, 2006, a purported class action complaint entitled Jason Reid; Kimberly Cornia, et al. v. Diedrich Coffee., et al. was filed against the Company in United States District Court Central District of California by two former employees, who worked in the positions of team member and shift manager. During the fiscal year 2009, the Company paid approximately $700,000 to fully settle this lawsuit.

On February 2, 2007, a second similar purported class action complaint entitled Deborah Willems, et al. v. Diedrich Coffee., et al. was filed in Orange County, California Superior Court on behalf of another former employee who worked in the position of general manager. This case currently involves the issue of whether employees and former employees who worked in California stores during specified time periods were deprived of overtime pay, missed meal and rest breaks. In addition to unpaid overtime, this case seeks to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees in the purported class.

The Company has entered into a settlement with the plaintiffs in the Willems v. Diedrich lawsuit. On September 14, 2009, the Company received a judgment based on Order of Final Approval. As of June 24, 2009, the Company estimated that the required amount to settle this claim is $376,000 and has recorded an accrual for this amount included in discontinued operations in the accompanying consolidated statement of operations.

Based on the Company’s examination of this matter and its experience to date, the Company has recorded its best estimate of liability with respect to this matter. However, the ultimate liability cannot be determined with certainty.

A lawsuit entitled Leader Bank v. Ajay Misra, et al v. Diedrich Coffee et al, is currently pending in the Middlesex Superior Court, Middlesex, Massachusetts. In that case the Plaintiff, Leader Bank, filed a complaint to collect on a defaulted promissory note it had with the franchisee, Defendant Amtek Group, LLC, on February 23, 2009. Ajay and Priya Misra were named defendants as well. On June 16, 2009, Defendants filed a third-party complaint against Diedrich Coffee alleging breach of contract, aiding and abetting Leader Bank in its takeover of the store and breach of privacy. In their complaint, third-party plaintiffs claim that they are entitled to $2,477,500. The Company is contesting the third-party complaint vigorously and has filed a motion to dismiss that will be heard on October 9, 2009. The Company believes that liability is not probable and the potential settlement is not estimable under this lawsuit and has therefore not accrued any amounts related to the damages claimed under this lawsuit in the accompanying consolidated financial statements.

10.    Stockholders’ Equity

Stock Options

On October 20, 2000, the Company’s board of directors authorized the adoption of the Diedrich Coffee, Inc. 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) and the concurrent discontinuation of the option grants under the Diedrich Coffee, Inc. Amended and Restated 1996 Stock Incentive Plan and the Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan. The Company’s stockholders approved the 2000 Equity Incentive Plan on October 16, 2000. A total of 1,087,500 shares of the Company’s common stock may be

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issued under the 2000 Equity Incentive Plan, as amended. The board of directors determines the number of shares, terms and exercise periods for awards under the 2000 Equity Incentive Plan on a case by case basis, except for automatic annual grants of options to non-employee directors. Employee options generally vest ratably over three years and expire ten years from the date of grant. The exercise price of options is generally equivalent to the fair market value of the Company’s common stock on the date of grant.

The Company entered into the Phillips Option Agreement on February 7, 2008. Under the Phillips Option Agreement, Mr. Phillips, was granted, subject to stockholder approval, options to purchase up to 275,000 shares of the Company’s common stock. On January 22, 2009, the stockholders approved the Phillips Option Agreement. Options granted to Mr. Phillips will be exercisable at an exercise price of $3.23 per share and will vest in three equal installments on each of the first three anniversary dates of February 7, 2008. The options granted to Mr. Phillips will become immediately vested and fully exercisable upon a change in control and the options will terminate and become unexercisable on the earlier of February 7, 2018 or the first anniversary of the change of control.

Information regarding the Company’s stock options is summarized below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Number of options available for future grant at June 24, 2009	303,917

Outstanding at June 27, 2007	554,675	$4.76	$209,000
Granted	342,500	$3.30	$—
Exercised	(20,000)	$2.84	$13,000
Forfeited	(258,875)	$5.27	$—

Outstanding at June 25, 2008	618,300	$3.80	$—
Granted	245,000	$2.53	$3,528,000
Exercised	(8,500)	$2.35	$125,000
Forfeited	(104,500)	$3.65	$863,000

Outstanding at June 24, 2009	750,300	$3.36	$10,198,000

Weighted-average fair value of options granted:
Year ended June 25, 2008	$1.60
Year ended June 24, 2009	$1.16
Options exercisable:
At June 25, 2008	239,966
At June 24, 2009	334,466

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about nonvested stock option transactions from June 27, 2007 through June 24, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Nonvested, June 27, 2007	121,667	$—
Granted	342,500	$1.60
Vested	(93,333)	$1.49
Forfeited/cancelled	—	$—

Nonvested, June 25, 2008	370,834	$1.63	9.49	$—
Granted	245,000	$1.16
Vested	(151,666)	$1.54
Forfeited/cancelled	(48,334)	$1.63

Nonvested, June 24, 2009	415,834	$1.38	9.19	$5,838,800

Stock option-based compensation expense included in the statement of operations for the fiscal years ended June 24, 2009 and June 25, 2008 was $295,000 and $280,000, respectively. As of June 24, 2009, there was approximately $354,000 of total unrecognized stock option-based compensation cost related to options granted under the Company’s plans that will be recognized over a weighted average period of 1.9 years. The total intrinsic value of options exercised during the years ended June 24, 2009 and June 25, 2008 was approximately $125,000 and $375,000, respectively.

Stock Purchase Warrants

2001 Sequoia Warrant

On May 8, 2001, in connection with the sale of 2,000,000 shares of Company common stock, the Company issued warrants to Sequoia Enterprises, L.P., of which the Company’s chairman and significant shareholder, Paul C. Heeschen, is the general partner, to purchase 250,000 shares of the Company’s common stock at a price of $4.80 per share (“2001 Sequoia Warrant”). Other investors also received warrants to purchase an additional 250,000 shares at a price of $4.80 per share. The warrants were exercisable immediately upon issuance.

The other investors exercised their warrants during the fourth fiscal quarter ending June 24, 2009 at an exercise price of $4.80 per share. The Company received cash proceeds of $1.2 million in connection with the warrant exercises.

On November 10, 2008 the exercise price of the 2001 Sequoia Warrant was decreased to $1.65 per share in connection with the Waiver Agreement (see Note 8). The fair value of these amended warrants was approximately $53,000 which was recorded as a debt discount. At June 24, 2009, all 2001 Sequoia Warrants were outstanding with an expiration date of June 30, 2014.

2008 Sequoia Warrant

On August 26, 2008, the Company issued to Sequoia a warrant (the “2008 Sequoia Warrant”) for the right to purchase 1,667,000 shares of common stock of the Company at an exercise price of $2.00 per share. The 2008 Sequoia Warrant is exercisable by Sequoia, in whole or in part, at any time or from time to time, prior to August 26, 2013. The 2008 Sequoia Warrant is not eligible for cashless exercise, but the Company is obligated to

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cause the common stock issued upon exercise of the 2008 Sequoia Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

On November 10, 2008 the exercise price of the 2008 Sequoia Warrant was decreased to $1.65 per share in connection with the Waiver Agreement (see Note 8). The fair value of these amended warrants was approximately $300,000 which was recorded as a debt discount. At June 24, 2009, all 2008 Sequoia Warrants were outstanding with an expiration date of August 26, 2013.

2009 Sequoia Warrant

On April 29, 2009, the Company issued to Sequoia a warrant to purchase 70,000 shares of common stock of the Company at an exercise price of $7.40 per share (the “2009 Sequoia Warrant”). The fair value of these warrants was approximately $440,000 which was immediately recorded as interest expense. The 2009 Sequoia Warrant is exercisable by Sequoia, in whole or in part, at any time or from time to time, prior to April 29, 2014. The 2009 Sequoia Warrant is not eligible for cashless exercise, but the Company is obligated to cause the common stock issued upon exercise of the 2009 Sequoia Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

The following table summarizes information about warrant transactions from June 27, 2007 through June 24, 2009:

	Number of Shares	Weighted Average Exercise Price (A)
Warrants outstanding, June 27, 2007	504,219	$3.23
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Warrants outstanding, June 25, 2008	504,219	$3.23
Granted	1,737,000	$1.88
Exercised	(250,000)	$4.80
Forfeited/cancelled	(4,219)	$3.95

Warrants outstanding, June 24, 2009	1,987,000	$1.85

(A)	The weighted average exercise price of the 2001 and 2008 amended Sequoia Warrants outstanding at June 24, 2009 reflect the decrease in the exercise price from $4.80 to $1.65 in connection with the Waiver Agreement.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Income Taxes

The components of income tax benefit from continuing and discontinued operations are as follows:

	Year Ended June 24, 2009	Year Ended June 25, 2008
Continuing Operations:
Current:
Federal	$(40,000)	$(71,000)
State	26,000	37,000

Current tax (benefit) provision	(14,000)	(34,000)

Deferred:
Federal	(66,000)	—
State	(15,000)	—

Deferred tax benefit	(81,000)	—

Total tax benefit from continuing operations	(95,000)	(34,000)

Discontinued Operations:
Deferred:
Federal	66,000	—
State	15,000	—

Total tax provision discontinued operations	81,000	—

Total consolidated tax benefit	$(14,000)	$(34,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$4,289,000	$5,867,000
Capital loss carryforwards	9,966,000	—
Intangible assets	549,000	8,000
Property and equipment	396,000	573,000
Accrued expenses	451,000	742,000
Other, net	1,212,000	1,358,000

Total gross deferred tax assets	16,863,000	8,548,000
Less: valuation allowance	(16,863,000)	(7,215,000)
Deferred tax liabilities:
Installment gain and other	—	(1,333,000)

Net deferred tax assets	$—	$—

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax provision (benefit) rate for continuing operations is as follows:

	Year Ended June 24, 2009	Year Ended June 25, 2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	6.2	(2.0)
Goodwill and other non-deductible costs	9.1	20.3
Valuation allowance	(21.8)	5.9
Other	—	9.5

	(40.5)%	(0.3)%

As of June 24, 2009, net operating loss carryforwards of $11,170,000 and $11,451,000 for federal and state income tax purposes, respectively, are available to be utilized against future taxable income for years through fiscal 2027, and capital loss carryforwards of $25,018,000 which are available to offset future capital gains and will expire in fiscal 2014 if unutilized subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance. As of June 24, 2009 and June 25, 2008, the valuation allowance was $16,863,000 and $7,215,000, respectively. The change in the valuation allowance during 2009 was an increase of $9,648,000.

Included in the net operating loss carryforwards is $247,000 related to excess stock compensation, the benefit of which will be recorded as additional paid-in-capital if and when realized.

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

	Year Ended June 24, 2009	Year Ended June 25, 2008
Unrecognized tax benefits beginning of year	$261,000	$245,000
Increase in tax positions for prior year	17,000	16,000
Decrease in tax positions for prior year	(245,000)	—

Unrecognized tax benefits at end of year	$33,000	$261,000

The unrecognized tax liabilities of $33,000 at June 24, 2009, if recognized, would affect the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The fiscal 2009 decrease in unrecognized tax position relates to the discontinued operations. These liabilities are included in other liabilities in the accompanying consolidated balance sheets.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to 2005 and is no longer subject to state income tax examinations for years prior to 2001. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was $8,000 interest and penalties associated with uncertain tax positions as of June 24, 2009.

12.    Impairment and Restructuring Charges

The Company recorded impairment charges of $6,311,000 for fiscal 2008 to fully impair goodwill associated with the wholesale operations.

13.    Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Year Ended June 24, 2009	Year Ended June 25, 2008
Numerator:
Net loss from continuing operations	$(179,000)	$(11,385,000)

Denominator:
Basic weighted average shares outstanding	5,507,000	5,459,000
Effect of dilutive securities	—	—

Diluted adjusted weighted average shares	5,507,000	5,459,000

Basic and diluted net loss per share from continuing operations	$(0.03)	$(2.08)

For the years ended June 24, 2009, and June 25, 2008, employee stock options of approximately 750,000, and 618,000, respectively, and warrants of approximately 1,987,000 and 504,000 respectively, (as described in Note 10), were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended June 24, 2009	Year Ended June 25, 2008
Numerator:
Net Income (loss)	$1,592,000	$(13,776,000)

Denominator:
Basic and diluted weighted average shares outstanding	5,507,000	5,459,000

Basic and diluted net income (loss) per share	$0.29	$(2.52)

14.    Segment Information

The Company has three reportable segments, wholesale operations, franchise operations and ecommerce retail operations. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reported revenues for the wholesale segment include sales to third parties and franchisees. Wholesale segment income before tax includes a manufacturing profit on all sales. Wholesale segment income before tax also is net of specifically identified selling, general and administrative expenses and costs of the Company’s coffee roasting facility and a goodwill impairment charge in the fiscal year 2008.

The franchise operations segment revenues include franchise royalty fees. Franchise segment income before tax is net of specifically identified operating, general and administrative expenses.

The retail operations segment includes ecommerce revenue. Revenues are derived from sales of products through the websites www.diedrich.com, www.coffeepeople.com and www.coffeeteastore.com. Retail segment income before tax is net of cost of goods sold and related occupancy costs, operating, general and administrative expenses.

Summarized financial information of continuing operations of the Company’s reportable segments is shown in the following table. The other total assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, corporate property, plant and equipment, and cash surrender value of life insurance policy. The other component of segment loss before tax includes corporate general and administrative expenses, depreciation and amortization expense, and interest expense.

	Wholesale Operations	Franchise Operations	Retail Operations	Other	Total
	(in thousands)
Year ended June 24, 2009
Total revenue	$61,427	$80	$803	$—	$62,310
Interest expense	—	—	—	1,511	1,511
Depreciation and amortization	1,549	—	29	311	1,889
Segment income (loss) before tax	8,233	39	182	(8,728)	(274)
Total assets as of June 24, 2009	$15,995	$22	$204	$10,707	$26,928
Year ended June 25, 2008
Total revenue	$39,103	$83	$793	$—	$39,979
Interest expense	—	—	—	136	136
Depreciation and amortization	805	—	32	309	1,146
Segment income (loss) before tax	(4,692)	70	218	(7,015)	(11,419)
Total assets as of June 25, 2008	$14,594	$1,084	$170	$6,318	$22,166

Intercompany sales from wholesale operations to retail operations of $460,000 for fiscal year 2009, and $404,000 for fiscal year 2008 have been eliminated.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Selected Quarterly Financial Data (Unaudited)

The quarterly results of operations for the years ended June 24, 2009 and June 25, 2008 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal 2009
Total revenue	$10,408	$13,870	$17,884	$20,148
Operating income (loss) from continuing operations	(1,224)	(717)	1,632	1,269
Income (loss) from continuing operations before tax	(1,467)	(908)	1,468	633
Income (loss) from discontinued operations before tax	(316)	(83)	(102)	2,353
Net Income (loss)	(1,783)	(995)	1,358	3,012
Basic income (loss) per share	(0.33)	(0.18)	0.25	0.54
Diluted income per share	—	—	0.25	0.40
Fiscal 2008
Total revenue	$6,625	$10,600	$9,904	$12,850
Operating loss from continuing operations	(1,243)	(709)	(1,091)	(8,678)
Loss from continuing operations before tax	(1,073)	(642)	(1,014)	(8,690)
Income (loss) from discontinued operations before tax	770	(517)	(1,070)	(1,574)
Net loss	(270)	(1,159)	(2,153)	(10,194)
Basic and diluted loss per share	(0.05)	(0.21)	(0.39)	(1.86)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the Company’s business, which may affect sales volume and food costs. All quarters have 12-week accounting periods, except the fourth quarter, which has a 16-week accounting period.

During the fourth fiscal quarter of 2008, the Company recorded net loss of $10,194,000 which reflects a charge to goodwill and asset impairment of $6,311,000 relating to the wholesale operations.

During the first fiscal quarter of 2008, the Company recorded a gain from sale of discontinued operations of $1,276,000 in connection with the Starbucks transaction.

During the fourth fiscal quarter of 2009, the Company recorded a gain from sale of discontinued operations of $2,690,000 before income taxes of $81,000 in connection with the Praise transaction.

During the fourth fiscal quarter of 2009, the Company recorded interest expense of approximately $440,000 in connection with the issuance of 2009 Sequoia Warrant (see Note 10).

16.    Employee Benefit Plans

401(k) Plan

The Company has a 401(k) Plan that covers eligible employees. The Company contributions to this plan were $36,000 and $42,000 for the fiscal years 2009 and 2008, respectively.

Deferred Compensation Plan

The Company terminated the deferred compensation plan effective December 31, 2008 and provided 60-day notice of the termination of the trust agreement effective February 28, 2009. All remaining amounts were fully distributed as of March 4, 2009.

DIEDRICH COFFEE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Provisions	Accounts Written Off	Balance at End of Period
Allowance for Bad Debt:
Year ended June 25, 2008	$163,000	$978,000	$(633,000)	$508,000

Year ended June 24, 2009	$508,000	$577,000	$(819,000)	$266,000

DIEDRICH COFFEE, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc.(1)

3.1	Restated Certificate of Incorporation of the Company, dated May 11, 2001(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated January 26, 2009(26)

3.3	Amended and Restated Bylaws of Diedrich Coffee, Inc.(19)

4.1	Specimen Stock Certificate(4)

4.2	Common Stock and Warrant Purchase Agreement, dated March 14, 2001(3)

4.3	Form of Warrant, dated May 8, 2001(2)

4.4	Registration Rights Agreement, dated May 8, 2001(2)

4.5	Amendment No. 1 to 2001 Warrant, dated August 26, 2008(21)

4.6	Warrant, dated as of August 26, 2008, issued by Diedrich Coffee Inc. to Sequoia Enterprises, L.P.(21)

4.7	Waiver, Agreement, Amendment No. 1 to 2008 Warrant and Amendment No. 2 to 2001 Warrant with Sequoia Enterprises, L.P., dated November 10, 2008(23)

4.8	Warrant, dated as of April 29, 2009, issued by Diedrich Coffee Inc. to Sequoia Enterprises, L.P.(27)

10.1	Form of Diedrich Coffee, Inc. Indemnification Agreement*(19)

10.2	Diedrich Coffee, Inc. 2000 Equity Incentive Plan*(10)

10.3	Diedrich Coffee, Inc. 2000 Non-Employee Directors Stock Option Plan*(5)

10.4	Amended and Restated Diedrich Coffee, Inc. 1996 Stock Incentive Plan*(6)

10.5	Diedrich Coffee, Inc. 1996 Non-Employee Directors Stock Option Plan*(7)

10.6	Form of Diedrich Coffee Franchise Agreement(9)

10.7	Form of Area Development Agreement(9)

10.8	Contingent Convertible Note Purchase Agreement, dated May 10, 2004 (includes form of convertible promissory note and form of warrant)(13)

10.9	Standard Industrial/Commercial Multi-Tenant Lease Agreement by and between The Westphal Family Trust and Diedrich Coffee, Inc., dated September 10, 2003(8)

10.10	Office Space Lease Agreement by and between The Irvine Company and Diedrich Coffee, Inc., dated August 1, 2003(8)

10.11	Amendment No. 1 to Contingent Convertible Note Purchase Agreement dated June 30, 2004(17)

10.12	Amendment No. 2 to Contingent Convertible Note Purchase Agreement dated March 31, 2006(12)

10.13	Letter Agreement with Sean M. McCarthy, effective January 1, 2006*(11)

10.14	Agreement of Purchase and Sale of Assets by and between Starbucks Corporation, Diedrich Coffee, Inc. and Coffee People, Inc.(15)

10.15	Credit Agreement with Bank of the West dated November 4, 2005(14)

10.16	Amendment No. 3 to Contingent Convertible Note Purchase Agreement dated September 22, 2006(16)

10.17	Chief Executive Officer Employment Agreement between J. Russell Phillips and Diedrich Coffee, Inc., effective as of February 7, 2008*(18)

10.18	Stock Option Agreement between Diedrich Coffee, Inc. and J. Russell Phillips, effective as of February 7, 2008*(18)

10.19	Amending Agreement by and between Diedrich Coffee, Inc. and Sequoia Enterprises, L.P., dated June 19, 2008(20)

10.20	Amendment No. 4 to Contingent Convertible Note Purchase Agreement dated August 26, 2008 (includes removal of conversion feature of notes, no further warrant issuances)(21)

10.21	Loan Agreement by and between Diedrich Coffee, Inc. and Sequoia Enterprises, L.P., dated August 26, 2008(21)

10.22	License and Distribution Agreement between Keurig, Incorporated and Diedrich Coffee, Inc., dated July 29, 2003**(22)

10.23	Licensed Roaster K-Cup Sales Agreement between Keurig, Incorporated and Diedrich Coffee, Inc., dated October 22, 2004**(22)

10.24	Amendment to License and Distribution Agreement, dated August 31, 2005**(22)

10.25	Amendment to License and Distribution Agreement, dated August 31, 2005**(22)

10.26	Amendment to Licensed Roaster K-Cup Sales Agreement, dated September 30, 2006**(22)

10.27	Royalty Alteration notice relating to License and Distribution Agreement, dated July 30, 2007**(22)

10.28	Waiver and Amendment to License and Distribution Agreement, dated July 2, 2008(22)

10.29	Amendment No. 5 to Contingent Convertible Note Purchase Agreement, dated as of March 27, 2009, by and between Diedrich Coffee, Inc. and Sequoia Enterprises, L.P.(24)

10.30	Stock Purchase Agreement, dated March 27, 2009, by and between Diedrich Coffee Inc. and Praise International North America, Inc.(25)

10.31	Amendment No. 6 to Contingent Convertible Note Purchase Agreement, dated as of April 29, 2009, by and between Diedrich Coffee Inc. and Sequoia Enterprises, L.P.(27)

10.32	Amendment No. 1 dated May 29, 2009 to the Stock Purchase Agreement dated March 27, 2009(28)

10.33	Royalty Alteration notice relating to License and Distribution Agreement, dated November 26, 2008**

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

**	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee Inc.’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(4)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 21, 2000.

(6)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 22, 1999, filed with the Securities and Exchange Commission on November 5, 1999.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-1/A (Registration No. 333-08633), filed with the Securities and Exchange Commission on August 12, 1996 and declared effective on September 11, 1996.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended July 2, 2003, filed with the Securities and Exchange Commission on September 30, 2003.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 24, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 17, 2003, filed with the Securities and Exchange Commission on January 30, 2004.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2006.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2006.

(13)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

(14)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 8, 2006, filed with the Securities and Exchange Commission on April 21, 2006.

(15)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2007, filed with the Securities and Exchange Commission on September 26, 2006.

(16)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, filed with the Securities and Exchange Commission on September 26, 2006.

(17)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended September 19, 2007, filed with the Securities and Exchange Commission on November 5, 2007.

(18)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2008.

(19)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2008.

(20)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2008.

(21)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2008.

(22)	Previously filed as an exhibit to Diedrich Coffee’s Annual Report on Form 10-K for the fiscal year ended June 25, 2008, filed with the Securities and Exchange Commission on October 10, 2008.

(23)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2008.

(24)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2009.

(25)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2009.

(26)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Qfor the period ended March 4, 2009, filed with the Securities and Exchange Commission on April 20, 2009.

(27)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2009.

(28)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2009.

EXHIBIT INDEX

Exhibit No.	Description

10.33	Royalty Alteration notice relating to License and Distribution Agreement, dated November 26, 2008**

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.