Form 10-Q
period 2009-09-16
DIEDRICH COFFEE INC
filed 2009-11-02
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 16, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 23, 2009, there were 5,726,813 shares of common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 16, 2009	June 24, 2009
Assets
Current assets:
Cash	$3,082,000	$3,572,000
Restricted cash and short term investments	623,000	623,000
Accounts receivable, less allowance for doubtful accounts of $132,000 at September 16, 2009 and $266,000 at June 24, 2009	6,321,000	6,335,000
Inventories	5,601,000	5,510,000
Income tax refund receivable	40,000	40,000
Current portion of notes receivable, less allowance of $99,000 at September 16, 2009 and $75,000 at June 24, 2009	2,634,000	3,604,000
Prepaid expenses	566,000	293,000

Total current assets	18,867,000	19,977,000
Property and equipment, net	5,268,000	5,416,000
Notes receivable, less allowance of $0 at September 16, 2009 and June 24, 2009	863,000	812,000
Other assets	1,024,000	723,000

Total assets	$26,022,000	$26,928,000

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable, net of discount	$2,000,000	$2,687,000
Accounts payable	4,635,000	5,228,000
Accrued compensation	1,935,000	1,816,000
Accrued expenses	1,256,000	1,418,000

Total current liabilities	9,826,000	11,149,000
Long term note payable, net of discount	1,374,000	1,594,000
Income tax liability	33,000	33,000
Deferred rent	125,000	133,000
Other liabilities	245,000	245,000

Total liabilities	11,603,000	13,154,000

Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares; issued and outstanding 0 shares at September 16, 2009 and June 24, 2009	—	—
Common stock, $0.01 par value; authorized 17,500,000 shares; issued and outstanding 5,727,000 shares at September 16, 2009 and June 24, 2009	57,000	57,000
Additional paid-in capital	63,363,000	63,289,000
Accumulated deficit	(49,001,000)	(49,572,000)

Total stockholders’ equity	14,419,000	13,774,000

Total liabilities and stockholders’ equity	$26,022,000	$26,928,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended September 16, 2009	Twelve Weeks Ended September 17, 2008
Net revenue:
Wholesale	$15,642,000	$10,347,000
Retail and other	131,000	61,000

Total revenue	15,773,000	10,408,000

Costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	11,712,000	8,274,000
Operating expenses	1,187,000	1,213,000
Depreciation and amortization	355,000	332,000
General and administrative expenses	1,797,000	1,819,000
Gain on asset disposals	—	(6,000)

Total costs and expenses	15,051,000	11,632,000

Operating income (loss) from continuing operations	722,000	(1,224,000)
Interest expense	(176,000)	(310,000)
Interest and other income, net	87,000	67,000

Income (loss) from continuing operations before income tax	633,000	(1,467,000)
Income tax provision	(62,000)	—

Income (loss) from continuing operations	571,000	(1,467,000)
Discontinued operations:
Loss from discontinued operations, net of tax expense of $0	—	(316,000)

Net income (loss)	$571,000	$(1,783,000)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.10	$(0.27)
Loss from discontinued operations, net	—	(0.06)

Net income (loss)	$0.10	$(0.33)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.27)
Loss from discontinued operations, net	—	(0.06)

Net Income (loss)	$0.07	$(0.33)

Weighted average and equivalent shares outstanding:
Basic	5,727,000	5,468,000

Diluted	8,161,000	5,468,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twelve Weeks Ended September 16, 2009	Twelve Weeks Ended September 17, 2008
Cash flows from operating activities:
Net Income (loss)	$571,000	$(1,783,000)
Loss on discontinued operations, net	—	316,000

Income (loss) from continuing operations:	571,000	(1,467,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	355,000	332,000
Amortization and write off of loan fees	2,000	1,000
Amortization of note payable discount	93,000	245,000
Provision for (recovery of) bad debt	(30,000)	54,000
Provision for (recovery of) inventory obsolescence	(44,000)	4,000
Stock compensation expense	75,000	75,000
Gain on disposal of assets	—	(6,000)
Changes in operating assets and liabilities:
Accounts receivable	44,000	(1,248,000)
Inventories	(47,000)	(2,424,000)
Prepaid expenses	(273,000)	(62,000)
Notes Receivable	(81,000)	(97,000)
Other assets	(305,000)	(6,000)
Accounts payable	(593,000)	3,035,000
Accrued compensation	119,000	29,000
Accrued expenses	(162,000)	33,000
Deferred rent	(8,000)	(4,000)

Net cash used in continuing operations	(284,000)	(1,506,000)
Net cash used in discontinued operations	—	(629,000)

Net cash used in operating activities	(284,000)	(2,135,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(206,000)	(244,000)
Proceeds from disposal of property and equipment	—	6,000
Payments received on notes receivable	1,000,000	533,000

Net cash provided by investing activities of continuing operations	794,000	295,000

Cash flows from financing activities:
Borrowings under credit agreement	—	3,000,000
Payments made on long term debt	(1,000,000)	—

Net cash (used in) provided by financing activities	(1,000,000)	3,000,000

Net (decrease) increase in cash	(490,000)	1,160,000
Cash at beginning of year	3,572,000	670,000

Cash at end of period	$3,082,000	$1,830,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$92,000	$56,000

Income taxes	$—	$5,000

Non-cash transactions:
Issuance of notes receivable	$29,000	$77,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 16, 2009

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Diedrich Coffee, Inc. (the “Company”) is a specialty coffee roaster and wholesaler whose brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Company has wholesale accounts with businesses and restaurant chains. In addition, the Company operates a coffee roasting facility and a distribution facility in central California that supplies roasted coffee in a variety of packaging formats to its wholesale customers.

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich Coffee, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, as well as the instructions to Form 10-Q and Article 8 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 24, 2009.

The Company evaluated all subsequent events that occurred after the balance sheet date through the date the condensed consolidated financial statements were issued on November 2, 2009. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

Discontinued Operations

During the year ended June 24, 2009, the Company sold the Gloria Jean’s U.S. franchise and retail operations to Praise International North America, Inc. (the “Transaction”).

Praise is an affiliate of Gloria Jean’s Coffees International Pty. Ltd., which was a party to the purchase of the Company’s international franchise operations in February 2005.

Also during the fiscal year ended June 24, 2009, the Company closed the one remaining Diedrich Coffee Inc. retail location due to expiration of the lease relating to that retail location.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) topic 360, Property, Plant & Equipment (“ASC 360”) the financial results of the Gloria Jean’s franchise operations, retail operations and the one Diedrich Coffee retail location are reported as discontinued operations for all periods presented. Wholesale sales to former franchisees are included in continuing operations for all periods since the Company will continue to provide coffee roasting services to Praise.

The following accounts are reflected in Loss from Discontinued Operations in the consolidated statements of operations:

•	Franchise revenues for Gloria Jean’s Gourmet Coffees Franchising Corp.

•	Retail revenues for Gloria Jean’s Gourmet Coffees Corp. and Diedrich Coffee Inc.

•	Cost of sales and related occupancy costs

•	Operating expenses

•	Depreciation and amortization

•	General and administrative expenses

•	Provision for taxes

•	Impairment of assets

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 16, 2009

(UNAUDITED)

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162, as codified in FASB ASC topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes that the FASB Accounting Standards Codification (“Codification”) will become the authoritative source of U.S. GAAP and that rules and interpretive releases of the SEC will also be sources of authoritative GAAP for SEC registrants. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Company adopted ASC 105 effective for our first quarter of fiscal year 2010.

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), as codified in FASB ASC topic 815, Derivatives & Hedging (“ASC 815”). ASC 815 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The cumulative effect of applying ASC 815 will be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASC 815 on June 25, 2009 and there was no impact on the Company’s unaudited condensed consolidated financial statements.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the twelve weeks ended September 16, 2009. See Footnote 1 of the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for a comprehensive description of the Company’s significant accounting policies.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Stock-Based Compensation

The Company applies the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), as codified in FASB ASC topic 718—Compensation — Stock Compensation (“ASC 718”), which sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination rates within the valuation model. The expected term of options is derived from the output of the option valuation model and represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted during the twelve weeks ended September 16, 2009. The fair values of the options were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Twelve Weeks Ended September 16, 2009	Twelve Weeks Ended September 17, 2008
Risk free interest rate	n/a	3.11%
Expected life	n/a	3 years
Expected volatility	n/a	56%
Expected dividend yield	n/a	0%
Forfeiture rate	6.90%	5.58%

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 16, 2009

(UNAUDITED)

A summary of option activity under our stock option plans for the twelve weeks ended September 16, 2009 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 24, 2009	750,300	$3.36
Plus options granted	—	—
Less:
Options canceled or expired	(1,300)	27.77

Options outstanding at September 16, 2009	749,000	$3.32	8.1	$12,976,000

Options exercisable at September 16, 2009	333,000	$3.85	7.0	$5,594,000

Stock-based compensation expense included in the statements of operations was $75,000 for each of the twelve weeks ended September 16, 2009 and September 17, 2008. As of September 16, 2009, there was approximately $282,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.6 years. No options vested during the twelve weeks ended September 16, 2009. Aggregate intrinsic value at September 16, 2009 was based on a closing price of $20.64 per share.

Concentrations

The Company generated 92.3% and 84.1% of total revenues from the sale of K-Cups® for twelve weeks ended September 16, 2009 and September 17, 2008, respectively. The manufacturing and distribution of K-Cups® is licensed from a single licensor, Keurig Incorporated, on a non-exclusive basis. During the twelve weeks ended September 16, 2009 and September 17, 2008, the Company had sales to the licensor that represented approximately $7,237,000 or 46.3% and $2,937,000 or 28.4% of wholesale sales, respectively.

The current agreement with the licensor expires in July 2013. The agreement provides for automatic five-year renewals if certain volume thresholds are met, which the Company is currently exceeding. In its fiscal year 2008 Form 10-K, Green Mountain Coffee Roasters, Inc. (NASDAQ: GMCR), which owns Keurig Incorporated, states that the two principal patents associated with the current generation K-Cup portion packs, will expire in 2012 pending patent applications associated with this technology which, if ultimately issued as patents, would have expiration dates in 2023. Any major disruptions in this relationship could cause a material adverse effect on the Company’s business and operations.

Reclassifications

Certain reclassifications have been made to the September 17, 2008 unaudited condensed consolidated financial statements to conform to the September 16, 2009 presentation.

2.	LIQUIDITY AND MANAGEMENT PLANS

For the quarter ended September 16, 2009, the Company reported net income of $571,000 which was net of income tax of $62,000. The Company had a cash balance of $3,082,000 and no access to additional borrowings under the current credit facility as of September 16, 2009.

The Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Chairman of the Company’s board of directors (the “Note Purchase Agreement”), expires on March 31, 2010 and the $2,000,000 balance on the outstanding note is due in full on that date. In addition, the Company obtained a $3,000,000 Term Loan (as defined below) from Sequoia on August 26, 2008. See Note 10. The Company is required to make regular monthly payments of interest on the Term Loan. In addition, as per the terms of the Term Loan Agreement (as defined below), the Company paid $1,000,000 due to Sequoia on July 29, 2009. All outstanding principal

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 16, 2009

(UNAUDITED)

and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of September 16, 2009, the Company had $2,000,000 outstanding under the Term Loan Agreement.

The Company believes that cash flow from operations and payments from notes receivable due from Praise and Gloria Jean’s Coffees International Pty. Ltd issued in connection with the sale of the Gloria Jean’s U.S. and international franchise operations will be sufficient to satisfy working capital needs at the anticipated operating levels and debt service requirements for at least the next twelve months.

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

During the twelve weeks ended September 16, 2009, the Company wrote off $85,000 of accounts receivable balances and received a net of $49,000 in recoveries on accounts previously written off.

The following table details the components of net accounts receivable:

	September 16, 2009	June 24, 2009
Wholesale receivables	$6,381,000	$6,496,000
Allowance for wholesale receivables	(82,000)	(180,000)

	6,299,000	6,316,000

Franchise and other receivables	72,000	105,000
Allowance for franchise and other receivables	(50,000)	(86,000)

	22,000	19,000

Total accounts receivable, net	$6,321,000	$6,335,000

4.	INVENTORIES

Inventories consist of the following:

	September 16, 2009	June 24, 2009
Unroasted coffee	$1,033,000	$422,000
Roasted coffee	1,997,000	2,404,000
Accessory and specialty items	119,000	49,000
Other food, beverage and supplies	2,452,000	2,635,000

Total inventory	$5,601,000	$5,510,000

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 16, 2009

(UNAUDITED)

5.	NOTES RECEIVABLE

Notes receivable consist of the following:

	September 16, 2009	June 24, 2009
Notes receivable due on March 1, 2010. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. Amounts are net of a $99,000 allowance as of September 16, 2009 and $75,000 as of June 24, 2009, respectively	$4,000	$—
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments, due January 31, 2011	1,863,000	2,816,000
Notes receivable from a corporation, interest due at an annual rate of 7.0%, payable in two equal installments on December 12, 2009 and June 12, 2010	1,630,000	1,600,000

	3,497,000	4,416,000
Less: current portion of notes receivable	(2,634,000)	(3,604,000)

Long-term portion of notes receivable	$863,000	$812,000

6.	NOTE PAYABLE

	September 16, 2009	June 24, 2009
Note payable amount bearing interest at a rate of three-month LIBOR plus 6.30% (6.9% as of September 16, 2009) is due and payable on March 31, 2010. Note is unsecured	$2,000,000	$2,000,000
Note payable amount bearing interest at a rate of one-month LIBOR plus 6.30% (6.56% as of September 16, 2009). Note is unsecured	2,000,000	3,000,000
Discount on note payable	(626,000)	(719,000)

	3,374,000	4,281,000
Less: current portion of notes payable, net of discount	(2,000,000)	(2,687,000)

Long-term portion of notes payable, net of discount	$1,374,000	$1,594,000

7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share from continuing operations:

	Twelve Weeks Ended September 16, 2009	Twelve Weeks Ended September 17, 2008
Numerator:
Income (loss) from continuing operations	$571,000	$(1,467,000)

Denominator:
Basic weighted average shares outstanding	5,727,000	5,468,000
Effect of dilutive securities	2,434,000	—

Diluted weighted average shares outstanding	8,161,000	5,468,000

Basic net income (loss) per share from continuing operations	$0.10	$(0.27)

Diluted net income (loss) per share from continuing operations	$0.07	$(0.27)

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 16, 2009

(UNAUDITED)

For the quarter ended September 16, 2009, employee stock options of 1,500 shares were excluded from the computation of dilutive earnings per share as their impact would have been anti-dilutive. For the prior quarter ended September 17, 2008, employee stock options of approximately 608,000 shares and warrants of 2,167,000 shares were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Twelve Weeks Ended September 16, 2009	Twelve Weeks Ended September 17, 2008
Numerator:
Net Income (loss)	$571,000	$(1,783,000)

Denominator:
Basic weighted average shares outstanding	5,727,000	5,468,000
Effect of dilutive securities	2,434,000	—

Diluted adjusted weighted average shares	8,161,000	5,468,000

Basic net income (loss) per share	$0.10	$(0.33)

Diluted net income (loss) per share	$0.07	$(0.33)

8.	SEGMENT AND RELATED INFORMATION

Subsequent to the sale of Gloria Jean’s U.S. franchise and retail operations (see Note 1), the Company has two reportable segments, wholesale operations and retail and other. Retail and other includes ecommerce retail operations and franchise operations. Ecommerce revenues are derived from sales of products through the Company’s three websites, www.diedrich.com, www.coffeepeople.com and www.coffeeteastore.com. The Company evaluates performance of its operating segments based on income before provision for asset impairment and restructuring costs, income taxes, interest expense, depreciation and amortization, and general and administrative expenses.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 16, 2009

(UNAUDITED)

Summarized financial information of continuing operations of the Company’s reportable segments is shown in the following table. The other total assets consist of corporate cash, corporate notes receivable, corporate prepaid expenses, and corporate property, plant and equipment. The other component of segment income (loss) before tax includes corporate general and administrative expenses, depreciation and amortization expense, and interest expense.

	TWELVE WEEKS ENDED
	September 16, 2009	September 17, 2008
Net revenue:
Wholesale	$15,642,000	$10,347,000
Retail and other	131,000	61,000

Total net revenue	$15,773,000	$10,408,000

Interest expense:
Wholesale	$—	$—
Corporate	176,000	310,000

Total interest expense	$176,000	$310,000

Depreciation and amortization:
Wholesale	$287,000	$261,000
Retail and other	13,000	4,000
Corporate	55,000	67,000

Total depreciation and amortization	$355,000	$332,000

Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$2,565,000	$727,000
Retail and other	9,000	(71,000)
Corporate	(1,941,000)	(2,123,000)

Total segment income (loss) from continuing operations before income tax benefit	$633,000	$(1,467,000)

	September 16, 2009	June 24, 2009
Identifiable assets:
Wholesale	$16,308,000	$15,995,000
Retail and other	292,000	226,000
Corporate	9,422,000	10,707,000

Total assets	$26,022,000	$26,928,000

9.	COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Company’s significant commitments and contingencies during the twelve weeks ended September 16, 2009. See Footnote 9 of the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for a comprehensive description of the Company’s significant commitments and contingencies.

10.	OUTSTANDING DEBT, FINANCING ARRANGEMENTS AND RESTRICTED CASH

Note Purchase Agreement:

On May 10, 2004 the Company entered into a $5,000,000 Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Chairman of the board of directors of the Company (the “Note Purchase Agreement”), which provided, at the Company’s election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. The Company has amended the Note Purchase Agreement from time to

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 16, 2009

(UNAUDITED)

time and has agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2010, the Company is only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. Interest is payable at three-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Note Purchase Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Note Purchase Agreement) is greater than 1.75:1.00 or the three-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Note Purchase Agreement. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of September 16, 2009, the Company had $2,000,000 of issued notes outstanding under the Note Purchase Agreement. As of September 16, 2009, the Company was in compliance with all covenants contained in the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, the Company entered into a loan agreement with Sequoia (the “Term Loan Agreement”). The Term Loan Agreement provides for a $3,000,000 term loan (the “Term Loan”). As amended, interest is payable at one-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Term Loan Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Term Loan Agreement) is greater than 1.75:1.00 or the one-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Term Loan Agreement. The Company is required to make regular monthly payments of interest on the Term Loan with Sequoia. In addition, as per the terms of the Term Loan Agreement, the Company paid $1,000,000 due to Sequoia on July 29, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of September 16, 2009, the Company had $2,000,000 outstanding under the Term Loan Agreement.

The Term Loan Agreement requires the Company to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan Agreement. The Term Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default. As of September 16, 2009, the Company was in compliance with all covenants contained in the Term Loan Agreement.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes under the Note Purchase Agreement and certain permitted indebtedness identified in the Term Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

Letter of Credit:

In addition, the Company entered into a Credit Agreement with Bank of the West on November 4, 2005. The current agreement provides for a $500,000 letter of credit facility that expires on October 31, 2010. The letter of credit facility is secured by a deposit account at Bank of the West. As of September 16, 2009, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of September 16, 2009, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of September 16, 2009, the Company was in compliance with all Bank of the West agreement covenants.

11.	WARRANTS

2001 Sequoia Warrant:

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

During the fiscal year ending June 24, 2009, the other investors exercised their warrants at an exercise price of $4.80 per share. The Company received cash proceeds of $1.2 million in connection with the warrant exercises.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 16, 2009

(UNAUDITED)

On November 10, 2008, the Company entered into a waiver agreement whereby the exercise price of the 2001 Sequoia Warrant was decreased to $1.65 per share. The fair value of these amended warrants was approximately $53,000 which was recorded as a debt discount. At September 16, 2009, all 2001 Sequoia Warrants were outstanding with an expiration date of June 30, 2014.

2008 Sequoia Warrant:

In connection with the Term Loan Agreement and an amendment to the Note Purchase Agreement, on August 26, 2008, the Company issued to Sequoia a warrant (the “2008 Sequoia Warrant”) to purchase 1,667,000 shares of common stock of the Company. On November 10, 2008, the Company entered into a waiver agreement whereby the exercise price was decreased to $1.65 per share. The fair value of these amended warrants was approximately $300,000 which was recorded as a debt discount. At September 16, 2009, all 2008 Sequoia Warrants were outstanding with an expiration date of August 26, 2013. The 2008 Warrant is not eligible for cashless exercise, but the Company is obligated to cause the common stock issued upon exercise of the 2008 Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

2009 Sequoia Warrant:

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

The following table summarizes information about warrant transactions from June 24, 2009 through September 16, 2009:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, June 24, 2009	1,987,000	$1.85
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Warrants outstanding, September 16, 2009	1,987,000	$1.85

12.	LEGAL SETTLEMENT ACCRUAL

On February 2, 2007, a purported class action complaint entitled Deborah Willems, et al. v. Diedrich Coffee., et al. was filed in Orange County, California Superior Court on behalf of another former employee who worked in the position of general manager. This case currently involves the issue of whether employees and former employees who worked in California stores during specified time periods were deprived of overtime pay, missed meal and rest breaks. In addition to unpaid overtime, this case seeks to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees in the purported class. In October 2009, the Company paid approximately $384,000 to fully settle this lawsuit.

A lawsuit entitled Leader Bank v. Ajay Misra, et al v. Diedrich Coffee et al, is currently pending in the Middlesex Superior Court, Middlesex, Massachusetts. In that case the Plaintiff, Leader Bank, filed a complaint to collect on a defaulted promissory note it had with the franchisee, Defendant Amtek Group, LLC, on February 23, 2009. Ajay and Priya Misra were named defendants as well. On June 16, 2009, Defendants filed a third-party complaint against Diedrich Coffee alleging breach of contract, aiding and abetting Leader Bank in its takeover of the store and breach of privacy. In their complaint, third-party plaintiffs claim that they are entitled to $2,477,500. The Company is contesting the third-party complaint vigorously and has filed a motion to dismiss that was heard on

October 9, 2009. The Company believes that liability is not probable and the potential settlement is not estimable under this lawsuit and has therefore not accrued any amounts related to the damages claimed under this lawsuit in the accompanying unaudited condensed consolidated financial statements.

13.	DISCONTINUED OPERATIONS

During the fiscal year ended June 24, 2009, the Company sold the Gloria Jean’s U.S. franchise and retail operations to Praise International North America, Inc.

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

Also during the fiscal year ended June 24, 2009, the Company closed the one remaining Diedrich Coffee Inc. retail location due to expiration of the lease relating to that retail location.

In accordance with ASC 360, the financial results of the Gloria Jean’s franchise operations, retail operations and the one Diedrich Coffee retail location are reported as discontinued operations for all periods presented. Wholesale sales to former franchisees are included in continuing operations for all periods since the Company will continue to provide coffee roasting services to Praise.

The financial results included in discontinued operations were as follows:

Twelve Weeks Ended
September 17, 2008
Net retail revenue	$877,000
Net franchise revenue	482,000

Net revenue from discontinued operations	$1,359,000

Loss from discontinued operations, net of $0 tax	$(316,000)

14.	INCOME TAXES

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and limited earnings history, management cannot conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

The income tax provision of $62,000 for the twelve weeks ended September 16, 2009 primarily represents California state income taxes since the utilization of net operating loss carryforwards has been suspended by the state for the Company’s 2010 fiscal year end.

15.	SUBSEQUENT EVENT

On November 2, 2009, the Company, Peet’s Coffee & Tea, Inc., a Washington corporation (“Peet’s”), and Marty Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Peet’s (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). See Item 2 below under Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details of the Merger Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A WARNING ABOUT FORWARD LOOKING STATEMENTS.

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about the proposed Merger with Peet’s, possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this quarterly report on Form 10-Q, along with the following possible events or factors:

•	the risk that the Offer and the Merger will not close;

•	the risk that Peet’s business and/or Diedrich’s business will be adversely impacted during the pendency of the Offer and the Merger;

•	the risk that the operations of Peet’s and Diedrich will not be integrated successfully;

•	the financial and operating performance of our wholesale operations;

•	our ability to achieve and/or maintain profitability over time;

•	the successful execution of our growth strategies;

•	the impact of competition; and

•	the availability of working capital.

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors Relating to Diedrich Coffee and Its Business” in our annual report on Form 10-K for the fiscal year ended June 24, 2009 and in other reports that we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. There can be no assurance that the proposed Merger will in fact be consummated. Except where required by law, we do not undertake an obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” and “our,” and similar terms refer to Diedrich Coffee, Inc., a Delaware corporation, and its predecessors and subsidiaries.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve weeks ended September 16, 2009 to the results for the twelve weeks ended September 17, 2008, respectively.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of September 16, 2009. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

•	Critical accounting estimates. All of our significant accounting policies are summarized in Note 1 to the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Business

We are a specialty coffee roaster and wholesaler. Our brands include Diedrich Coffee, Coffee People and Gloria Jean’s. The majority of our revenue is generated from wholesale customers located across the United States. Our wholesale operation sells a wide variety of whole bean and ground coffee as well as single serve coffee products through a network of office coffee distributors (“OCS”), chain and independent restaurants, coffeehouses, other hospitality operators and specialty retailers. We operate a roasting facility and a distribution facility in central California that supplies our coffee products to all of our customers.

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

Recent Developments

Proposed Merger with Peet’s Coffee & Tea, Inc. On November 2, 2009, the Company, Peet’s Coffee & Tea, Inc., a Washington corporation (“Peet’s”), and Marty Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Peet’s (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

The Merger Agreement provides that, on the terms and subject to the conditions thereof, Acquisition Sub shall make commercially reasonable efforts to commence within ten business days after the date of the Merger Agreement an exchange offer (the “Offer”) to acquire all of the issued and outstanding shares of our common stock, $0.01 par value (the “Shares”), whereby each Share will be exchanged for a combination of (i) $17.33 in cash (the “Cash Component”), and (ii) a fraction of a share of Peet’s common stock (the “Stock Component,” and together with the Cash Component, the “Consideration”) having a numerator equal to $8.67 and a denominator equal to the Parent Average Stock Price (as defined in the Merger Agreement); provided, however, that in no event will the Stock Component exceed 0.315 of a share of Peet’s common stock. No fractional shares of Peet’s common stock shall be issued in connection with the Offer. The board of directors of each of the Company, Peet’s and Acquisition Sub has unanimously approved the Merger Agreement and the transactions contemplated thereby.

After the satisfaction or waiver of the conditions to the Merger (as defined below), Acquisition Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Peet’s (the “Merger”). In the Merger, each outstanding Share that is not tendered and accepted pursuant to the Offer (other than Shares held by the Company or any of its wholly owned subsidiaries or held in its treasury, or owned by Peet’s or Acquisition Sub or any other wholly owned subsidiary of Peet’s, and other than Shares as to which appraisal rights have been perfected in accordance with applicable law) will be converted into the right to receive the Consideration.

Upon the first acceptance by Acquisition Sub of any Shares pursuant to the Offer (the “Acceptance Time”), each stock option to purchase shares of our common stock from the Company that is outstanding and unexercised immediately prior to the Acceptance Time shall automatically be cancelled and converted into the right to receive the following: (i) if the exercise price per share of such option is less than the Cash Component, then (A) an amount of cash determined by multiplying (1) the number of shares of our common stock that were subject to such option immediately prior to the Acceptance Time, times (2) the amount by which the Cash Component exceeds the exercise price per share of such option, and (B) a number of shares of Peet’s common stock determined by multiplying (1) the number of shares of our common stock that were subject to such option immediately prior to the Acceptance Time, times (2) the Stock Component; (ii) if the exercise price per share of such option is equal to the Cash Component, then (A) no cash and (B) a number of shares of Peet’s common stock determined by multiplying (1) the number of shares of our common stock that were subject to such option immediately prior to the Acceptance Time, times (2) the Stock Component; (iii) if the exercise price per share of such option is greater than the Cash Component but less than the Total Option Value (as defined in the Merger Agreement), then (A) no cash and (B) a number of shares of Peet’s common stock determined by multiplying (1) the number of shares of our common stock that were subject to such option immediately prior to the Acceptance Time, times (B) the Stock Component, times (C) the In-the-Money Option Percentage (as defined in the Merger Agreement); and (iv) if the exercise price per share of such option is greater than the Total Option Value, then (A) no cash and (B) no shares of Peet’s common stock. At the Acceptance Time, each Diedrich warrant that is outstanding immediately prior to the Acceptance Time shall automatically be cancelled and converted into the right to receive (i) an amount of cash determined by multiplying (A) the number of shares of Diedrich common stock that were subject to such Diedrich warrant immediately prior to the Acceptance Time, times (B) the Cash Component, times (C) the In-the-Money Warrant Percentage (as defined in the Merger Agreement), and (ii) a number of shares of Peet’s common stock determined by multiplying (A) the number of shares of our common stock that were subject to such Diedrich warrant immediately prior to the Acceptance Time, times (B) the Stock Component, times (C) the In-the-Money Warrant Percentage.

Consummation of the Offer is subject to customary conditions, including, but not limited to, (i) a number of Shares validly tendered and not withdrawn pursuant to the Offer that, together with any Shares owned by Peet’s, Acquisition Sub or any other subsidiary of Peet’s immediately prior to the acceptance pursuant to the Offer, representing more than 50% of the Adjusted Outstanding Share Number (as defined in the Merger Agreement), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. The Offer is not subject to a financing condition.

The Offer will initially expire at midnight, Eastern Time, on the 20th business day following the commencement thereof. Subject to the parties’ respective termination rights pursuant to the Merger Agreement, if, at the time as of which the Offer is scheduled to expire, any condition to the Offer is not satisfied and has not been waived, then Acquisition Sub shall extend the Offer on one or more occasions, for additional successive periods of up to 20 business days per extension (with the length of such periods to be determined by Peet’s), until all conditions to the Offer are satisfied or validly waived in order to permit the Acceptance Time to occur; provided, however, that in no event shall Acquisition Sub be required to extend the Offer to a date later than March 31, 2010. If less than 90% of the Shares are accepted for exchange pursuant to the Offer, Acquisition Sub may, in its sole discretion, elect to provide for one or more subsequent offering periods of up to 20 business days in the aggregate. Peet’s shall also file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 (the “Form S-4”) under the Securities Act of 1933, as amended (the “Securities Act”), to register the offer and sale of shares of its common stock pursuant to the Offer.

Consummation of the Merger is subject to customary conditions, including, but not limited to, consummation of the Offer, effectiveness of the Form S-4, and, if required under applicable law, approval of the Merger Agreement by our stockholders. The parties have agreed that, if Peet’s, Acquisition Sub or any other subsidiary of Peet’s owns in the aggregate at least 90% of the outstanding Shares, then the parties shall take all actions necessary and appropriate to cause Acquisition Sub to merge into the Company in a “short-form” merger as soon as practicable pursuant to the applicable provisions of Delaware law, which will not require the approval of our stockholders.

In the Merger Agreement, the Company has granted to Peet’s and Acquisition Sub an option (the “Top-Up Option”) to purchase an aggregate number of newly issued shares of Diedrich common stock equal to the lesser of (i) the number of shares of Diedrich common stock that, when added to the number of shares of Diedrich common stock owned by Peet’s, Acquisition Sub or any other subsidiary of Peet’s at the time the Top-Up Option is exercised, constitutes a percentage designated by Peet’s in its sole discretion that is greater than 90% but less than 91% of the number of shares of Diedrich common stock that would be outstanding immediately after the issuance of all shares of Diedrich common stock subject to the Top-Up Option, or (ii) the aggregate number of shares of Diedrich common stock that Diedrich is authorized to issue under its certificate of incorporation but that are not issued and outstanding (and not subscribed for or otherwise committed to be issued) at the time of the exercise of the Top-Up Option. The aggregate purchase price for the Top-Up Option is determined by multiplying the number of such shares by an amount equal to the sum of (i) the Cash Component, and (ii) the amount determined by multiplying (a) the Stock Component by (b) the Parent Average Stock Price (as defined in the Merger Agreement). Peet’s or Acquisition Sub may exercise, in whole or in part, the Top-Up Option at any time at or after the Acceptance Time but prior to the earlier of the Effective Time (as defined in the Merger Agreement) and the date on which the Merger Agreement is terminated.

In addition, pursuant to the terms of the Merger Agreement, effective upon the Acceptance Time and from time to time thereafter, Peet’s shall be entitled to designate, to serve on the Company’s board of directors, the number of directors, rounded up to the next whole number, determined by multiplying (i) the total number of directors on the Company’s board of directors (giving effect to any increase in the size of the Company’s board of directors effected pursuant to the Merger Agreement) by (ii) a fraction having (a) a numerator equal to the aggregate number of shares of Diedrich common stock then beneficially owned by Peet’s or Acquisition Sub or any other subsidiary of Peet’s (including all shares of Diedrich common stock accepted for exchange pursuant to the Offer) and (b) a denominator equal to the total number of shares of Diedrich common stock then issued and outstanding.

The Merger Agreement contains customary representations and warranties by Peet’s, Acquisition Sub and the Company. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of Diedrich’s business between the signing of the Merger Agreement and the earlier of the closing of the Merger or termination of the Merger Agreement, solicitation of alternative acquisition proposals by the Company, governmental filings and approvals, and other matters.

The Merger Agreement and the Offer may be terminated under certain customary circumstances by Peet’s or the Company, including if the Acceptance Time does not occur by March 31, 2010. The Merger Agreement provides for a termination fee payable by the Company to Peet’s if the Merger Agreement is terminated under certain circumstances. The amount payable by the Company to Peet’s pursuant to such termination fee provisions is three percent (3%) or four percent (4%) of the transaction value, depending on the circumstances under which the Merger Agreement is terminated. If the Company fails to pay when due any amounts payable under such termination fee provisions, then the Company shall (i) reimburse Peet’s for all reasonable costs and expenses (including fees and disbursements of legal counsel) actually incurred in connection with the collection of such overdue amount and the enforcement by Peet’s of its rights under the Merger Agreement, and (ii) pay to Peet’s interest on any amount that is overdue.

The Merger Agreement will be filed as an exhibit to a Current Report on Form 8-K relating to the Merger, which will provide additional information regarding the terms of the transactions described herein. The Merger Agreement is not intended to provide any other factual information or disclosure about Diedrich, Peet’s or Acquisition Sub. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of such agreement and as of a specific date, were solely for the benefit of the parties to such agreement (except as to certain indemnification obligations), are subject to limitations agreed upon by the contracting parties, including being qualified by disclosure schedules made for the purposes of allocating contractual risk between and among the parties thereto instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in Diedrich’s public disclosures. Investors are not third-party beneficiaries under the Merger Agreement and, in light of the foregoing reasons, should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Diedrich, Peet’s or Acquisition Sub or any of their respective subsidiaries or affiliates.

In connection with the transactions contemplated by the Merger Agreement, certain directors and executive officers of the Company have entered into stockholder agreements with Peet’s (the “Stockholder Agreements”) whereby such directors and executive officers have agreed to tender Shares in the Offer, subject to certain terms and conditions. Pursuant to his Stockholder Agreement, Paul C. Heeschen, chairman of the Company’s board of directors, has agreed to tender 1,832,580 Shares in the Offer.

CEO Transition Plan. On October 22, 2009 the Company announced that it has initiated a transition plan with respect to the Company’s chief executive officer, J. Russell Phillips. Under the transition plan, Mr. Phillips will remain as the chief executive officer to assist in the recruitment of his successor and to effect an orderly transition. Mr. Phillips will continue as a member of the board of directors of the Company. A search is underway for Mr. Phillips replacement and the Company has retained Korn/Ferry International to lead the search.

Retail Outlets

Our strategy is to capitalize on the growth of the wholesale specialty coffee market and our strength as a premier roaster and distributor of the world’s finest coffees. In the Transaction with Praise, we sold the Gloria Jean’s U.S. franchise and retail operations which included the transfer of 12 company-operated and 90 franchised Gloria Jean’s retail coffeehouses. During the twelve weeks ended September 16, 2009, the two remaining Diedrich Coffee, Inc. franchise locations were closed. As of the twelve weeks ended September 16, 2009, we have four Coffee People, Inc. franchise locations. The Company currently has no plans to open any additional company-operated or franchised Diedrich Coffee or Coffee People coffeehouses.

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

RESULTS OF OPERATIONS

Twelve weeks ended September 16, 2009 compared with the twelve weeks ended September 17, 2008

Total Revenue. Our revenue from continuing operations for the twelve weeks ended September 16, 2009 increased by $5,365,000 or 51.5%, to $15,773,000 from $10,408,000 for the twelve weeks ended September 17, 2008. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended September 16, 2009 increased by $5,295,000, or 51.2%, to $15,642,000 from $10,347,000 for the twelve weeks ended September 17, 2008. Wholesale sales to OCS and other third party wholesale customers increased $5,324,000, or 55.7% to $14,879,000 from $9,555,000 led by strong growth in the Keurig “K-Cup” sales which increased by 66.3% or $5,808,000 from the prior year quarter. We generated 92.3% and 84.1% of our total revenues from the sale of K-Cups® for the twelve weeks ended September 16, 2009 and September 17, 2008, respectively. We are one of only four roasters under a non-exclusive license to produce K-Cups®. Sales to our licensor, Keurig Incorporated, represented approximately $7,237,000, or 46.3% of wholesale sales and $2,937,000, or 28.4% of wholesale sales for the twelve weeks ended September 16, 2009 and September 17, 2008, respectively. Roasted coffee sales to former franchisee locations that are now owned by Praise decreased $29,000 for the twelve weeks ended September 16, 2009. Wholesale sales to the former franchisees are included in continuing operations for all periods since the Company will continue to provide coffee roasting services to Praise.

Retail and other. Retail and other for the twelve weeks ended September 16, 2009 increased by $70,000, or 114.8%, to $131,000 from $61,000 for the twelve weeks ended September 17, 2008. Retail sales are related to our ecommerce business through our three web stores. Retail sales for the twelve weeks ended September 16, 2009 increased by a net $81,000, or 213.2%, to $119,000 from $38,000 for the twelve weeks ended September 17, 2008. Other revenue consists primarily of royalties received on sales at the four remaining Coffee People franchised locations. Our franchise revenue decreased by $11,000, or 47.8%, to $12,000 for the twelve weeks ended September 16, 2009 from $23,000 for the twelve weeks ended September 17, 2008.

Cost of Sales. As a percentage of total revenue, cost of sales decreased from 79.5% for the twelve weeks ended September 17, 2008 to 74.3% for the twelve weeks ended September 16, 2009, resulting primarily from higher machine utilization, lower temporary help and overtime, the reduction of scrap and waste due to improved inventory controls, lower outbound freight costs and the ability to leverage our fixed manufacturing costs over higher production volumes.

Operating Expenses. Total operating expenses for the twelve weeks ended September 16, 2009 decreased $26,000 to $1,187,000 from $1,213,000 for the twelve weeks ended September 17, 2008. This decrease resulted primarily from a reduction in allowance for doubtful accounts of $79,000 along with a decrease in equipment and other costs of $71,000 and was partially offset by an increase in marketing costs of $124,000.

Depreciation and Amortization. Depreciation and amortization increased $23,000, or 6.9% to $355,000 for the twelve weeks ended September 16, 2009 from $332,000 for the twelve weeks ended September 17, 2008.

General and Administrative Expenses. Our general and administrative expenses decreased by $22,000, or 1.2%, to $1,797,000 for the twelve weeks ended September 16, 2009 compared to $1,819,000 for the twelve weeks ended September 17, 2008. The decrease in general and administrative expenses was primarily due to decreases in legal, consulting and outside services of $209,000 and was partially offset by increases in compensation costs of $88,000 along with an increase in insurance, license and other costs of $99,000. As a percentage of total revenue, general and administrative expenses decreased from 17.5% for the twelve weeks ended September 17, 2008 to 11.4% for the twelve weeks ended September 16, 2009.

Interest Expense. Interest expense decreased by $134,000 from $310,000 for the twelve weeks ended September 17, 2008 to $176,000 for the twelve weeks ended September 16, 2009. The decrease in interest expense was primarily the result of higher interest expense associated with the extension of the Note Purchase Agreement during the prior year quarter.

Income Taxes. We had income from continuing operations of $633,000 for the twelve weeks ended September 16, 2009 and losses from continuing operations of $1,467,000 for the twelve weeks ended September 17, 2008, respectively. In accordance with ASC 740, “Income Taxes”, the income tax provision generated by the income from continuing operations was $62,000 for the twelve weeks ended September 16, 2009. As of September 16, 2009, net operating loss carryforwards of $10,521,000 and $11,370,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal year 2028, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical losses and limited earnings history, the Company’s management cannot conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail. The Transaction with Praise, which closed on June 12, 2009, included the transfer of 12 company-operated and 90 franchised Gloria Jean’s locations to Praise. The financial results of the retail operations that were sold or closed and Gloria Jean’s franchised operations are reported as discontinued operations for all periods presented in accordance with ASC 360. For the twelve weeks ended September 17, 2008, loss from discontinued operations was $316,000 net of $0 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance associated with the discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At September 16, 2009, we had working capital of $9,041,000, long term debt, deferred rent, income tax and other liabilities of $1,777,000 and $14,419,000 of stockholders’ equity, compared to working capital of $8,828,000, long term debt, deferred rent, income tax and other liabilities of $2,005,000 and $13,774,000 of stockholders’ equity at June 24, 2009.

As of September 16, 2009, the accounts receivable balance was $6,321,000 compared to $6,335,000 at June 24, 2009. The accounts payable balance of $4,635,000 as of September 16, 2009 is a decrease of $593,000 from the June 24, 2009 balance of $5,228,000.

Cash Flows. The Company had income from continuing operations of $571,000, for the twelve weeks ended September 16, 2009 and losses from continuing operations of $1,467,000 for the twelve weeks ended September 17, 2008, respectively. Net cash used in operating activities of continuing operations was $284,000 for the twelve weeks ended September 16, 2009 compared to net cash used in operating activities of continuing operations of $1,506,000 for the twelve weeks ended September 17, 2008. With an increase in wholesale sales of 51.2% for the twelve weeks ended September 16, 2009 along with a reduction in cost of goods sold, we improved gross margins and income from continuing operations for the twelve weeks ended September 16, 2009 compared to the twelve weeks ended September 17, 2008. For the twelve weeks ended September 17, 2008, cash used in continuing operations was $1,506,000 and was primarily the result of operating losses and an increase in accounts receivable and inventories, offset by an increase in accounts payable, as our wholesale business grew over 60% for the twelve weeks ended September 17, 2008 over the prior fiscal 2008 quarter.

Cash flows provided by investing activities of continuing operations for the twelve weeks ended September 16, 2009 totaled $794,000. During the twelve weeks ended September 16, 2009, capital expenditures totaled $206,000 and was used to invest in property and equipment primarily related to our Castroville roasting facility. These expenditures were partially offset by $1,000,000 of payments received on notes receivable. Cash flows provided by investing activities of continuing operations for the twelve weeks ended September 17, 2008 totaled $295,000. During the twelve weeks ended September 17, 2008, a total of $244,000 was used to invest in property and equipment with $142,000, $2,000, and $100,000 spent on our roasting facility, wholesale business, and home office facility, respectively. These expenditures were primarily offset by $533,000 of payments received on notes receivable.

Net cash used by financing activities of continuing operations for the twelve weeks ended September 16, 2009 of $1,000,000 was the result of a payment on our credit facility. Net cash provided by financing activities of continuing operations for the twelve weeks ended September 17, 2008 of $3,000,000 was the result of borrowings under our credit facility.

Note Purchase Agreement:

On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Chairman of the board of directors of the Company (the “Note Purchase Agreement”), which provided, at our election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. We have amended the Note Purchase Agreement from time to time and have agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2010, and we are only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change in control of the Company or an event of default. Interest is payable at three-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Note Purchase Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Note Purchase Agreement) is greater than 1.75:1.00 or the three-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Note Purchase Agreement. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of September 16, 2009, we had $2,000,000 of issued notes outstanding under the Note Purchase Agreement. As of September 16, 2009, we were in compliance with all covenants contained in the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, we entered into a loan agreement with Sequoia (the “Term Loan Agreement”). The Term Loan Agreement provides for a $3,000,000 term loan (the “Term Loan”). As amended, interest is payable at one-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Term Loan Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Term Loan Agreement) is greater than 1.75:1.00 or one-month LIBOR plus 6.30% for any other period, resetting on the first calendar day of each month. We are required to make regular monthly payments of interest on the term loan with Sequoia. In addition, as per the terms of the Term Loan Agreement, we paid $1,000,000 due to Sequoia on July 29, 2009 and had a remaining balance of $2,000,000 as of September 16, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of September 16, 2009, $2,000,000 was outstanding under the Term Loan Agreement.

The Term Loan Agreement requires the Company to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan Agreement. The Term Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default. As of September 16, 2009, we were in compliance with all covenants contained in the Term Loan Agreement.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes under the Note Purchase Agreement and certain permitted indebtedness identified in the Term Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

Letter of Credit:

In addition, we entered into a Credit Agreement with Bank of the West on November 4, 2005. The current agreement provides for a $500,000 letter of credit facility that expires on October 31, 2010. The letter of credit facility is secured by a deposit account at Bank of the West. As of September 16, 2009, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of September 16, 2009, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of September 16, 2009, we were in compliance with all Bank of the West agreement covenants.

Liquidity and Management Plans:

For the quarter ended September 16, 2009, we reported net income of $571,000, which was net of income tax of $62,000. We had a cash balance of $3,082,000 and no access to additional borrowings under our current credit facility as of September 16, 2009.

The Note Purchase Agreement with Sequoia expires on March 31, 2010 and the $2,000,000 balance on the outstanding note is due in full on that date.

We are required to make regular monthly payments of interest on the Term Loan with Sequoia. In addition, as per the terms of the Term Loan Agreement, the Company paid $1,000,000 due to Sequoia on July 29, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of September 16, 2009, we had $2,000,000 outstanding under the Term Loan Agreement.

We believe that cash flow from operations and payments from notes receivable due from Praise and Gloria Jean’s Coffees International Pty. Ltd. issued in connection with the sale of the Gloria Jean’s U.S. and international franchise operations will be sufficient to satisfy working capital needs at the anticipated operating levels and debt service requirements for at least the next twelve months.

Our future capital requirements will depend on many factors, including the extent and timing of the rate at which the business grows, if at all, with corresponding demands for working capital. We may be required to seek additional funding through debt financing, equity financing or a combination of funding methods to meet capital requirements and sustain operations. However, additional funds may not be available on terms acceptable to us, or at all.

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of September 16, 2009:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$6,263	$2,576	$2,032	$1,061	$594
Green coffee commitments	3,353	3,353	—	—	—
Note Payable	4,000	2,000	2,000	—	—

	$13,616	$7,929	$4,032	$1,061	$594

As of September 16, 2009, we have entered into an employment agreement with one executive that provides for a severance payment of nine months salary in the event that this individual is terminated without cause. Our maximum liability for severance under this contract is currently $169,000. Because such amount is contingent, it has not been included in the above table.

We have obligations under non-cancelable operating leases for our roasting facility and administrative offices. Lease terms are generally for up to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.

CRITICAL ACCOUNTING ESTIMATES

The Annual Report on Form 10-K for the year ended June 24, 2009 includes a detailed discussion of our critical accounting estimates. Pursuant to Form 10-Q, we only disclose those critical accounting estimates that are new or that have been materially amended since the time that we filed our most recent Form 10-K. Accordingly, this section should be read in conjunction with the critical accounting estimates and information disclosed in our Annual Report on Form 10-K for the year ended June 24, 2009.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 16, 2009.

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

As of September 16, 2009, there are no material changes from the legal proceedings disclosure set forth in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended June 24, 2009. Please refer to the annual report on Form 10-K for the fiscal year ended June 24, 2009 for disclosure regarding legal proceedings.

Item 1A.	Risk Factors.

The Annual Report on Form 10-K for the year ended June 24, 2009 includes a detailed discussion of our risk factors. Pursuant to Form 10-Q, we only provide those risk factors that are new or that have been materially amended since the time that we filed our most recent Form 10-K. Accordingly, this section should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the year ended June 24, 2009.

The following risk factor supplements the risk factors disclosed in the Annual Report on Form 10-K for the year ended June 24, 2009.

RISKS RELATING TO THE PROPOSED MERGER

The pending Merger and/or the delay or failure to complete the Merger with Peet’s could materially and adversely affect our results of operations and our stock price.

On November 2, 2009, we entered into the Merger Agreement with Peet’s and Acquisition Sub. The Merger Agreement provides that Acquisition Sub will use commercially reasonable efforts to commence the Offer to purchase all of the outstanding shares of the Company’s common stock within ten business days after the date of the Merger Agreement. Consummation of the Offer is subject to customary conditions, including, but not limited to, (i) a number of Shares validly tendered and not withdrawn pursuant to the Offer that, together with any Shares owned by Peet’s, Acquisition Sub or any other subsidiary of Peet’s immediately prior to the acceptance pursuant to the Offer, representing more than 50% of the Adjusted Outstanding Share Number (as defined in the Merger Agreement), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. Consummation of the Merger is subject to customary conditions, including, but not limited to, consummation of the Offer, effectiveness of the Form S-4 relating to the Offer, and, if required under applicable law, approval of the Merger Agreement by our stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the Offer and the Merger as currently contemplated under the Merger Agreement or at all. As a result of the pending Merger:

•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on consummating the Merger;

•	the Merger Agreement places a variety of restrictions and constraints on the conduct of our business prior to the closing of the Merger or the termination of the Merger Agreement; and

•

our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the Merger, and we may be required to incur substantial costs to recruit replacements for lost personnel.

A delay in the consummation of the Merger may exacerbate the occurrence of these events.

Furthermore, in the event that the Offer or Merger is not completed:

•	our stockholders will not receive the Consideration that Peet’s has agreed to pay pursuant to the Merger Agreement, and our stock price may experience a decline;

•	we will incur significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger; and

•	under some circumstances, we may have to pay a termination fee to Peet’s.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

Item 2.	Unregistered sales of Equity Securities and use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated January 26, 2009 (7)

3.3	Amended and Restated Bylaws of Diedrich Coffee, Inc. (5)

4.1	Specimen Stock Certificate (3)

4.2	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (4)

4.3	Form of Warrant, dated May 8, 2001(2)

4.4	Registration Rights Agreement, dated May 8, 2001 (2)

4.5	Amendment No. 1 to 2001 Warrant, dated August 26, 2008 (6)

4.6	Warrant, dated as of August 26, 2008, issued by Diedrich Coffee, Inc. to Sequoia Enterprises, L.P. (6)

4.7	Waiver, Agreement, Amendment No. 1 to 2008 Warrant and Amendment No. 2 to 2001 Warrant with Sequoia Enterprises, L.P., dated November 10, 2008 (8)

4.8	Warrant, dated as of April 29, 2009, issued by Diedrich Coffee, Inc. to Sequoia Enterprises, L.P. (9)

10.1	Letter Agreement with Sean M. McCarthy, dated May 1, 2008*

10.2	First Amendment to Credit Agreement with Bank of the West, dated October 19, 2006

10.3	Second Amendment to Credit Agreement with Bank of the West, dated October 28, 2007

10.4	Third Amendment to Credit Agreement with Bank of the West, dated October 29, 2008

10.5	Fourth Amendment to Credit Agreement with Bank of the West, dated October 23, 2009

10.6	Lease Agreement by and between Stecar Properties and Diedrich Coffee, Inc. effective January 1, 2006

10.7	First Amendment to Lease Agreement by and between Stecar Properties and Diedrich Coffee, Inc. dated May 10, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(4)	Previously filed as Annex B to Diedrich Coffee’s Definitive proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2008.

(6)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2008.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 4, 2009, filed with the Securities and Exchange Commission on April 20, 2009.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2008.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2009	DIEDRICH COFFEE, INC.

/s/ J. Russell Phillips
J. Russell Phillips Chief Executive Officer (On behalf of the registrant)

/s/ Sean M. McCarthy
Sean M. McCarthy Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement with Sean M. McCarthy, dated May 1, 2008

10.2	First Amendment to Credit Agreement with Bank of the West, dated October 19, 2006

10.3	Second Amendment to Credit Agreement with Bank of the West, dated October 28, 2007

10.4	Third Amendment to Credit Agreement with Bank of the West, dated October 29, 2008

10.5	Fourth Amendment to Credit Agreement with Bank of the West, dated October 23, 2009

10.6	Lease Agreement by and between Stecar Properties and Diedrich Coffee, Inc. effective January 1, 2006

10.7	First Amendment to Lease Agreement by and between Stecar Properties and Diedrich Coffee, Inc. dated May 10, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002