Form 10-Q
period 2009-12-09
DIEDRICH COFFEE INC
filed 2010-01-25
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 9, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 15, 2009, there were 5,726,813 shares of common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 9, 2009	June 24, 2009
Assets
Current assets:
Cash	$3,946,000	$3,572,000
Restricted cash and short term investments	623,000	623,000
Accounts receivable, less allowance for doubtful accounts of $69,000 at December 9, 2009 and $266,000 at June 24, 2009	10,954,000	6,335,000
Inventories	3,926,000	5,510,000
Income tax refund receivable	19,000	40,000
Current portion of notes receivable, less allowance of $99,000 at December 9, 2009 and $75,000 at June 24, 2009	2,661,000	3,604,000
Prepaid expenses	888,000	293,000

Total current assets	23,017,000	19,977,000
Property and equipment, net	5,036,000	5,416,000
Notes receivable, less allowance of $0 at December 9, 2009 and June 24, 2009	913,000	812,000
Other assets	769,000	723,000

Total assets	$29,735,000	$26,928,000

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable, net of discount	$2,000,000	$2,687,000
Accounts payable	8,466,000	5,228,000
Accrued compensation	1,510,000	1,816,000
Accrued expenses	1,129,000	1,418,000

Total current liabilities	13,105,000	11,149,000
Long term note payable, net of discount	1,436,000	1,594,000
Income tax liability	33,000	33,000
Deferred rent	118,000	133,000
Other liabilities	245,000	245,000

Total liabilities	14,937,000	13,154,000

Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares; issued and outstanding 0 shares at December 9, 2009 and June 24, 2009	—	—
Common stock, $0.01 par value; authorized 17,500,000 shares; issued and outstanding 5,727,000 shares at December 9, 2009 and June 24, 2009	57,000	57,000
Additional paid-in capital	63,774,000	63,289,000
Accumulated deficit	(49,033,000)	(49,572,000)

Total stockholders’ equity	14,798,000	13,774,000

Total liabilities and stockholders’ equity	$29,735,000	$26,928,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended December 9, 2009	Twelve Weeks Ended December 10, 2008	Twenty-Four Weeks Ended December 9, 2009	Twenty-Four Weeks Ended December 10, 2008
Net revenue:
Wholesale	$24,455,000	$13,686,000	$40,097,000	$24,033,000
Retail and other	195,000	184,000	326,000	245,000

Total revenue	24,650,000	13,870,000	40,423,000	24,278,000

Costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	18,117,000	11,579,000	29,829,000	19,853,000
Operating expenses	1,434,000	1,045,000	2,621,000	2,258,000
Depreciation and amortization	359,000	402,000	714,000	734,000
General and administrative expenses	2,013,000	1,577,000	3,810,000	3,391,000
Gain on asset disposals	(3,000)	(1,000)	(3,000)	(7,000)

Total costs and expenses	21,920,000	14,602,000	36,971,000	26,229,000

Operating income (loss) from continuing operations	2,730,000	(732,000)	3,452,000	(1,951,000)
Interest expense	131,000	256,000	307,000	566,000
Interest and other income, net	(71,000)	(80,000)	(158,000)	(142,000)
Merger related costs	2,501,000	—	2,501,000	—

Income (loss) from continuing operations before income tax provision	169,000	(908,000)	802,000	(2,375,000)
Income tax provision	201,000	4,000	263,000	4,000

Income (loss) from continuing operations	(32,000)	(912,000)	539,000	(2,379,000)
Discontinued operations:
Loss from discontinued operations, net of tax expense of $0	—	(83,000)	—	(399,000)

Net income (loss)	$(32,000)	$(995,000)	$539,000	$(2,778,000)

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$(0.17)	$0.09	$(0.44)
Loss from discontinued operations, net	—	(0.01)	—	(0.07)

Net income (loss)	$(0.01)	$(0.18)	$0.09	$(0.51)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$(0.17)	$0.07	$(0.44)
Loss from discontinued operations, net	—	(0.01)	—	(0.07)

Net income (loss)	$(0.01)	$(0.18)	$0.07	$(0.51)

Weighted average and equivalent shares outstanding:
Basic	5,727,000	5,468,000	5,727,000	5,468,000

Dilutive	5,727,000	5,468,000	8,076,000	5,468,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Four Weeks Ended December 9, 2009	Twenty-Four Weeks Ended December 10, 2008
Cash flows from operating activities:
Net Income (loss)	$539,000	$(2,778,000)
Loss on discontinued operations, net	—	399,000

Income (loss) from continuing operations:	539,000	(2,379,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	714,000	734,000
Amortization and write off of loan fees	5,000	3,000
Amortization of note payable discount	155,000	369,000
Provision for (recovery of) bad debt	(67,000)	207,000
Income tax provision	—	4,000
Provision for (recovery of) inventory obsolescence	(1,000)	25,000
Stock compensation expense	485,000	158,000
Gain on disposal of assets	(3,000)	(7,000)
Notes receivable issued	—	(93,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,552,000)	355,000
Inventories	1,585,000	(861,000)
Prepaid expenses	(574,000)	(131,000)
Notes receivable	(158,000)	(177,000)
Other assets	(51,000)	(542,000)
Accounts payable	3,238,000	1,213,000
Accrued compensation	(306,000)	(214,000)
Accrued expenses	(289,000)	(195,000)
Deferred rent	(15,000)	(5,000)

Net cash provided by (used in) continuing operations	705,000	(1,536,000)
Net cash used in discontinued operations	—	(727,000)

Net cash provided by (used in) operating activities	705,000	(2,263,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(339,000)	(451,000)
Proceeds from disposal of property and equipment	8,000	7,000
Payments received on notes receivable	1,000,000	644,000

Net cash provided by investing activities of continuing operations	669,000	200,000
Net cash provided by investing activities of discontinuing operations	—	3,000

Net cash provided by investing activities	669,000	203,000
Cash flows from financing activities:
Borrowings under credit agreement	—	3,000,000
Payments made on long term debt	(1,000,000)	—

Net cash (used in) provided by financing activities	(1,000,000)	3,000,000

Net increase in cash	374,000	940,000
Cash at beginning of year	3,572,000	670,000

Cash at end of period	$3,946,000	$1,610,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$164,000	$190,000

Income taxes	$76,000	$11,000

Non-cash transactions:
Issuance of notes receivable	$29,000	$93,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 9, 2009

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Diedrich Coffee, Inc. (the “Company” or “Diedrich”) is a specialty coffee roaster and wholesaler whose brands include Diedrich Coffee, Gloria Jean’s, and Coffee People. The Company has wholesale accounts with businesses and restaurant chains. In addition, the Company operates a coffee roasting facility and a distribution facility in central California that supplies roasted coffee in a variety of packaging formats to its wholesale customers.

Basis of Presentation

The unaudited condensed consolidated financial statements of Diedrich and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, as well as the instructions to Form 10-Q and Article 8 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 24, 2009.

The Company evaluated all subsequent events that occurred after the balance sheet date through the date the condensed consolidated financial statements were issued on January 25, 2010. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

Discontinued Operations

During the year ended June 24, 2009, the Company sold the Gloria Jean’s U.S. franchise and retail operations (the “Transaction”) to Praise International North America, Inc. (“Praise”).

Praise is an affiliate of Gloria Jean’s Coffees International Pty. Ltd., which was a party to the purchase of the Company’s international franchise operations in February 2005.

Also during the fiscal year ended June 24, 2009, the Company closed the one remaining Diedrich retail location due to expiration of the lease relating to that retail location.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) topic 360, Property, Plant & Equipment (“ASC 360”) the financial results of the Gloria Jean’s franchise operations, retail operations and the one Diedrich retail location are reported as discontinued operations for all periods presented. Wholesale sales to former franchisees are included in continuing operations for all periods since the Company will continue to provide coffee roasting services to Praise.

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

DECEMBER 9, 2009

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the twelve weeks ended December 9, 2009. See Footnote 1 of the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for a comprehensive description of the Company’s significant accounting policies.

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

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 9, 2009	December 10, 2008	December 9, 2009	December 10, 2008
Risk free interest rate	1.39%	1.91%	1.39%	1.91% – 3.11%
Expected life	3 years	3 years	3 years	3 years
Expected volatility	161%	64%	161%	56% – 64%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	6.90%	6.82%	6.90%	5.58% – 6.82%

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

A summary of option activity under our stock option plans for the twenty-four weeks ended December 9, 2009 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 24, 2009	750,300	$3.36
Plus options granted	42,500	25.96
Less:
Options canceled or expired	(1,550)	26.84

Options outstanding at December 9, 2009	791,250	$4.53	7.96	$23,898,000

Options exercisable at December 9, 2009	343,748	$3.79	6.92	$10,636,000

Stock-based compensation expense included in the statements of operations was $410,000 for the twelve weeks ended December 9, 2009 and $485,000 for the twenty-four weeks ended December 9, 2009. Stock-based compensation expense included in the statement of operations was $82,000 for the twelve weeks ended December 10, 2008 and $157,000 for the twenty-four weeks ended December 10, 2008. As of December 9, 2009, there was approximately $3,564,000 of total unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized over a weighted average period of 1.5 years. No options vested during the twelve weeks ended December 9, 2009. Aggregate intrinsic value at December 9, 2009 was based on a closing price of $34.73 per share.

Concentrations

The Company generated 92.6% and 83.9% of total revenues from the sale of K-Cups® for the twenty-four weeks ended December 9, 2009 and December 10, 2008, respectively. The manufacturing and distribution of K-Cups® is licensed from a single licensor, Keurig, Incorporated, on a non-exclusive basis. During the twenty-four weeks ended December 9, 2009 and December 10, 2008, the Company had sales to the licensor that represented approximately $20,265,000 or 50.5% and $7,456,000 or 31.0% of wholesale sales, respectively.

The current agreement with the licensor expires in July 2013. The agreement provides for automatic five-year renewals if certain volume thresholds are met, which thresholds the Company is currently exceeding. In its fiscal year 2008 Form 10-K, Green Mountain Coffee Roasters, Inc. (NASDAQ: GMCR), which owns Keurig, Incorporated, states that the two principal patents associated with the current generation K-Cup portion packs, will expire in 2012 pending patent applications associated with this technology which, if ultimately issued as patents, would have expiration dates in 2023. Any major disruptions in this relationship could cause a material adverse effect on the Company’s business and operations.

Reclassifications

Certain reclassifications have been made to the December 10, 2008 unaudited condensed consolidated financial statements to conform to the December 9, 2009 presentation.

2.	LIQUIDITY AND MANAGEMENT PLANS

For the twenty-four weeks ended December 9, 2009, the Company reported net income of $539,000 which was net of income tax of $263,000. The Company had a cash balance of $3,946,000 and no access to additional borrowings under the current credit facility as of December 9, 2009.

The Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Chairman of the Company’s board of directors (the “Note Purchase Agreement”), expires on March 31, 2010 and the $2,000,000 balance on the outstanding note is due in full on that date. In addition, the Company obtained a $3,000,000 Term Loan (as defined below) from Sequoia on August 26, 2008. See Note 10. The Company is required to make regular monthly payments of interest on the Term Loan. In addition, as per the terms of the Term Loan Agreement (as defined below), the Company paid $1,000,000 due to Sequoia on July 29, 2009. All outstanding principal

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of December 9, 2009, the Company had $2,000,000 outstanding under the Term Loan Agreement.

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

During the twenty-four weeks ended December 9, 2009, the Company recorded a net of $67,000 in recoveries of previously reserved accounts receivable balances.

The following table details the components of net accounts receivable:

	December 9, 2009	June 24, 2009
Wholesale receivables	$10,923,000	$6,496,000
Allowance for wholesale receivables	(17,000)	(180,000)

	10,906,000	6,316,000

Franchise and other receivables	100,000	105,000
Allowance for franchise and other receivables	(52,000)	(86,000)

	48,000	19,000

Total accounts receivable, net	$10,954,000	$6,335,000

4.	INVENTORIES

Inventories consist of the following:

	December 9, 2009	June 24, 2009
Unroasted coffee	$914,000	$422,000
Roasted coffee	836,000	2,404,000
Accessory and specialty items	64,000	49,000
Other food, beverage and supplies	2,112,000	2,635,000

Total inventory	$3,926,000	$5,510,000

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

5.	NOTES RECEIVABLE

Notes receivable consist of the following:

	December 9, 2009	June 24, 2009
Notes receivable due on March 1, 2010. Notes are secured by the assets sold under the asset purchase and sale agreements or general security agreement. Amounts are net of a $99,000 allowance as of December 9, 2009 and $75,000 as of June 24, 2009, respectively	$4,000	$—
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments, due January 31, 2011	1,913,000	2,816,000
Notes receivable from a corporation, interest due at an annual rate of 7.0%, payable in two equal installments on December 12, 2009 and June 12, 2010	1,657,000	1,600,000

	3,574,000	4,416,000
Less: current portion of notes receivable	(2,661,000)	(3,604,000)

Long-term portion of notes receivable	$913,000	$812,000

6.	NOTE PAYABLE

	December 9, 2009	June 24, 2009
Note payable amount bearing interest at a rate of three-month LIBOR plus 6.30% (6.59% as of December 9, 2009) is due and payable on March 31, 2010. Note is unsecured	$2,000,000	$2,000,000
Note payable amount bearing interest at a rate of one-month LIBOR plus 6.30% (6.54% as of December 9, 2009). Note is unsecured	2,000,000	3,000,000
Discount on note payable	(564,000)	(719,000)

	3,436,000	4,281,000
Less: current portion of notes payable, net of discount	(2,000,000)	(2,687,000)

Long-term portion of notes payable, net of discount	$1,436,000	$1,594,000

The entire balance of $4,000,000 is immediately due and payable upon consummation of the pending merger (see Notes 10 and 15).

7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share from continuing operations:

	Twelve Weeks Ended December 9, 2009	Twelve Weeks Ended December 10, 2008	Twenty-Four Weeks Ended December 9, 2009	Twenty-Four Weeks Ended December 10, 2008
Numerator:
Net income (loss) from continuing operations	$(32,000)	$(912,000)	$539,000	$(2,379,000)

Denominator:
Basic weighted average shares outstanding	5,727,000	5,468,000	5,727,000	5,468,000
Effect of dilutive securities	—	—	2,349,000	—

Diluted adjusted weighted average shares	5,727,000	5,468,000	8,076,000	5,468,000

Basic net income (loss) per share from continuing operations	$(0.01)	$(0.17)	$0.09	$(0.44)

Diluted net income (loss) per share from continuing operations	$(0.01)	$(0.17)	$0.07	$(0.44)

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

For the quarter ended December 9, 2009, employee stock options of approximately 791,000 and warrants of 1,987,000 were excluded from the computation of dilutive earnings per share as their impact would have been anti-dilutive. In addition, for the twenty-four weeks ended December 9, 2009, employee stock options of 43,750 were excluded from the computation of dilutive earnings per share as their impact would have been anti-dilutive. For the prior quarter and twenty-four weeks ended December 10, 2008, employee stock options of approximately 608,000 shares and 2,167,000 of stock purchase warrants were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Twelve Weeks Ended December 9, 2009	Twelve Weeks Ended December 10, 2008	Twenty-Four Weeks Ended December 9, 2009	Twenty-Four Weeks Ended December 10, 2008
Numerator:
Net income (loss)	$(32,000)	$(995,000)	$539,000)	$(2,778,000)

Denominator:
Basic weighted average shares outstanding	5,727,000	5,468,000	5,727,000	5,468,000
Effect of dilutive securities	—	—	2,349,000	—

Diluted weighted average shares outstanding	5,727,000	5,468,000	8,076,000	5,468,000

Basic net income (loss) per share	$(0.01)	$(0.18)	$0.09	$(0.51)

Diluted net income (loss) per share	$(0.01)	$(0.18)	$0.07	$(0.51)

8.	SEGMENT AND RELATED INFORMATION

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

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

	TWELVE WEEKS ENDED		TWENTY-FOUR WEEKS ENDED
	December 9, 2009	December 10, 2008	December 9, 2009	December 10, 2008
Net revenue:
Wholesale	$24,455,000	$13,686,000	$40,097,000	$24,033,000
Retail and other	195,000	184,000	326,000	245,000

Total net revenue	$24,650,000	$13,870,000	$40,423,000	$24,278,000

Interest expense:
Wholesale	$—	$—	$—	$—
Corporate	131,000	256,000	307,000	566,000

Total interest expense	$131,000	$256,000	$307,000	$566,000

Depreciation and amortization:
Wholesale	$292,000	$333,000	$579,000	$594,000
Retail and other	13,000	4,000	26,000	9,000
Corporate	54,000	65,000	109,000	131,000

Total depreciation and amortization	$359,000	$402,000	$714,000	$734,000

Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$4,800,000	$900,000	$7,366,000	$1,627,000
Retail and other	(6,000)	8,000	2,000	(63,000)
Corporate	(4,625,000)	(1,816,000)	(6,566,000)	(3,939,000)

Total segment income (loss) from continuing operations before income tax provision	$169,000	$(908,000)	$802,000	$(2,375,000)

	December 9, 2009	June 24, 2009
Identifiable assets:
Wholesale	$19,201,000	$15,995,000
Retail and other	321,000	226,000
Corporate	10,213,000	10,707,000

Total assets	$29,735,000	$26,928,000

9.	COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Company’s significant commitments and contingencies during the twenty-four weeks ended December 9, 2009. See Footnote 9 of the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for a comprehensive description of the Company’s significant commitments and contingencies.

10.	OUTSTANDING DEBT, FINANCING ARRANGEMENTS AND RESTRICTED CASH

Note Purchase Agreement:

On May 10, 2004 the Company entered into a $5,000,000 Note Purchase Agreement with Sequoia, a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Chairman of the board of directors of the Company (the “Note Purchase Agreement”), which provided, at the Company’s election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. The Company has amended the Note Purchase Agreement from time to

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

time and has agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2010, the Company is only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. Interest is payable at three-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Note Purchase Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Note Purchase Agreement) is greater than 1.75:1.00 or the three-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Note Purchase Agreement. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of December 9, 2009, the Company had $2,000,000 of issued notes outstanding under the Note Purchase Agreement. As of December 9, 2009, the Company was in compliance with all covenants contained in the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, the Company entered into a loan agreement with Sequoia (the “Term Loan Agreement”). The Term Loan Agreement provides for a $3,000,000 term loan (the “Term Loan”). As amended, interest is payable at one-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Term Loan Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Term Loan Agreement) is greater than 1.75:1.00 or the one-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Term Loan Agreement. The Company is required to make regular monthly payments of interest on the Term Loan with Sequoia. In addition, as per the terms of the Term Loan Agreement, the Company paid $1,000,000 due to Sequoia on July 29, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of December 9, 2009, the Company had $2,000,000 outstanding under the Term Loan Agreement.

The Term Loan Agreement requires the Company to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan Agreement. The Term Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default. As of December 9, 2009, the Company was in compliance with all covenants contained in the Term Loan Agreement.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes under the Note Purchase Agreement and certain permitted indebtedness identified in the Term Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

Letter of Credit:

In addition, the Company entered into a Credit Agreement with Bank of the West on November 4, 2005. The current agreement provides for a $500,000 letter of credit facility that expires on October 31, 2010. The letter of credit facility is secured by a deposit account at Bank of the West. As of December 9, 2009, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of December 9, 2009, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of December 9, 2009, the Company was in compliance with all Bank of the West agreement covenants.

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

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

On November 10, 2008, the Company entered into a waiver agreement whereby the exercise price of the 2001 Sequoia Warrant was decreased to $1.65 per share. The fair value of these amended warrants was approximately $53,000 which was recorded as a debt discount. At December 9, 2009, all 2001 Sequoia Warrants were outstanding with an expiration date of June 30, 2014.

2008 Sequoia Warrant:

In connection with the Term Loan Agreement and an amendment to the Note Purchase Agreement, on August 26, 2008, the Company issued to Sequoia a warrant (the “2008 Sequoia Warrant”) to purchase 1,667,000 shares of common stock of the Company. On November 10, 2008, the Company entered into a waiver agreement whereby the exercise price was decreased to $1.65 per share. The fair value of these amended warrants was approximately $300,000 which was recorded as a debt discount. At December 9, 2009, all 2008 Sequoia Warrants were outstanding with an expiration date of August 26, 2013. The 2008 Warrant is not eligible for cashless exercise, but the Company is obligated to cause the common stock issued upon exercise of the 2008 Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

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

The following table summarizes information about warrant transactions from June 24, 2009 through December 9, 2009:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, June 24, 2009	1,987,000	$1.85
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Warrants outstanding, December 9, 2009	1,987,000	$1.85

12.	LEGAL SETTLEMENT ACCRUAL

On February 2, 2007, a purported class action complaint entitled Deborah Willems, et al. v. Diedrich Coffee., et al. was filed in Orange County, California Superior Court on behalf of another former employee who worked in the position of general manager. This case involves the issue of whether employees and former employees who worked in California stores during specified time periods were deprived of overtime pay, missed meal and rest breaks. In addition to unpaid overtime, this case seeks to recover waiting time penalties, interest, attorneys’ fees and other types of relief on behalf of the current and former employees in the purported class. In October 2009, the Company paid approximately $384,000 to fully settle this lawsuit.

A lawsuit entitled Leader Bank v. Ajay Misra, et al v. Diedrich Coffee et al, is currently pending in the Middlesex Superior Court, Middlesex, Massachusetts. In that case the Plaintiff, Leader Bank, filed a complaint to collect on a defaulted promissory note it had with the franchisee, Defendant Amtek Group, LLC, on February 23, 2009. Ajay and Priya Misra were named defendants as well. On June 16, 2009, Defendants filed a third-party complaint against Diedrich Coffee alleging breach of contract, aiding and abetting Leader Bank in its takeover of the store and breach of privacy. In their complaint, third-party plaintiffs claim that they are entitled to $2,477,500. The Company is contesting the third-party complaint vigorously. The Company filed a motion to dismiss the complaint, and all of Amtek’s claims, along with Misras’ claims of breach of contract and privacy were dismissed. Misra has amended the complaint to bring additional claims of misrepresentation, promissory estoppel and breach of good faith. The Company believes that liability is not probable and the potential settlement is not estimable under this lawsuit and has therefore not accrued any amounts related to the damages claimed under this lawsuit in the accompanying unaudited condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

On November 10, 2009, an action entitled George Mendenhall, individually and on behalf of all others similarly situated v. J. Russell Phillips, et al., (the “Complaint”) was filed in the Superior Court of the State of California for the County of Orange (the “Court”). In this action, the plaintiff named as defendants Diedrich, the members of the Board, Peet’s and Peet’s wholly owned subsidiary, Marty Acquisition Sub, Inc. Among other things, the Complaint alleged that the members of the Board breached their fiduciary duties to Diedrich’s stockholders in connection with the transactions previously contemplated by the terminated Peet’s Agreement, allegedly resulting in an unfair process and unfair price to such stockholders. The Complaint sought class certification and certain forms of equitable relief, including enjoining the completion of the transactions previously contemplated by the terminated Peet’s Agreement.

On December 23, 2009, an amendment to the Complaint (the “Amended Complaint”) was filed in the Court. The Amended Complaint names as defendants Diedrich, the members of the Board, Green Mountain Coffee Roasters, Inc., a Delaware corporation (“GMCR”) and Pebbles Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of GMCR (“Acquisition Sub”). Among other things, the Amended Complaint alleges that the members of the Board breached their fiduciary duties to Diedrich stockholders by failing to provide adequate disclosures of material information concerning the transaction and also seeks an equitable assessment of attorneys’ fees and expenses for the benefit allegedly conferred by Plaintiff’s counsel on Diedrich stockholders through Plaintiff’s alleged involvement in the transaction. The Amended Complaint seeks class certification, certain forms of equitable relief, including enjoining the completion of the transaction contemplated by the Merger Agreement with GMCR until additional disclosures are provided, and an award of attorneys’ fees and expenses. On December 30, 2009, plaintiff filed an application with the Court for a temporary restraining order, a schedule for a motion for preliminary injunction and expedited discovery (the “Application”). On December 31, 2009, the Court denied the Application in its entirety. Diedrich, GMCR and Acquisition Sub believe that the allegations of the Amended Complaint are without merit and intend to vigorously contest the action.

13.	DISCONTINUED OPERATIONS

During the fiscal year ended June 24, 2009, the Company sold the Gloria Jean’s U.S. franchise and retail operations to Praise.

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

Also during the fiscal year ended June 24, 2009, the Company closed the one remaining Diedrich retail location due to expiration of the lease relating to that retail location.

In accordance with ASC 360, the financial results of the Gloria Jean’s franchise operations, retail operations and the one Diedrich retail location are reported as discontinued operations for all periods presented. Wholesale sales to former franchisees are included in continuing operations for all periods since the Company will continue to provide coffee roasting services to Praise.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

The financial results included in discontinued operations were as follows:

	Twelve Weeks Ended December 10, 2008	Twenty-Four Weeks Ended December 10, 2008
Net retail revenue	$1,207,000	$2,084,000
Net franchise revenue	546,000	1,028,000

Net revenue from discontinued operations	1,753,000	3,112,000

Loss from discontinued operations, net of $0 tax	$(83,000)	$(399,000)

14.	INCOME TAXES

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

The income tax provision of $201,000 and $263,000 for the twelve and twenty-four weeks ended December 9, 2009 primarily represents California state income taxes since the utilization of net operating loss carryforwards has been suspended by the state for the Company’s 2010 fiscal year end. The Company is in the process of completing a tax study to determine whether merger related costs incurred during the twenty-four weeks ended December 9, 2009 are deductible for tax purposes. Until that study is completed, the merger related expenses are being treated as a non-deductible expenditure for income tax purposes. Subsequent to the merger (see Note 15 below), net operating loss carryforwards of the Company could be subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. The Company’s accrual for uncertain tax positions of $245,000 as of December 9, 2009 and June 24, 2009 is included in other liabilities in the accompanying consolidated balance sheets

15.	PROPOSED MERGER WITH GREEN MOUNTAIN COFFEE ROASTERS, INC.

On December 7, 2009, Diedrich, GMCR, and Acquisition Sub, entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby GMCR agreed to acquire all issued and outstanding shares of Diedrich’s common stock, par value $0.01 per share (the “Shares”), in exchange for, with respect to each share, the right to receive $35.00 in cash, without interest (the “Offer Consideration”). Under the terms of the Merger Agreement, after the satisfaction or waiver of the conditions to the Merger (as defined below), Acquisition Sub will merge with and into Diedrich, with Diedrich surviving as a wholly owned subsidiary of GMCR (the “Merger”). In the Merger, each outstanding Share that is not tendered and accepted pursuant to the Offer (as defined below) (other than Shares held by Diedrich or any of its wholly owned subsidiaries or held in its treasury, or owned by GMCR or Acquisition Sub or any other wholly owned subsidiary of GMCR, and other than Shares as to which appraisal rights have been perfected in accordance with applicable law) will be converted into the right to receive the Offer Consideration.

As required under the Merger Agreement, on December 11, 2009, GMCR, through Acquisition Sub, commenced a tender offer (the “Offer”) whereby Acquisition Sub is offering to acquire the Shares in exchange for, with respect to each share, the right to receive the Offer Consideration, subject to the conditions set forth in GMCR’s Offer to Purchase, dated December 11, 2009 and related Letter of Transmittal. The Offer was initially scheduled to expire at 12:00 p.m. Eastern Time on January 11, 2010 (one minute after 11:59 p.m., Eastern Time, on

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

January 11, 2010). However, on January 8, 2010, GMCR announced that in accordance with the terms of the Merger Agreement, Acquisition Sub has extended the Offer until 12:00 midnight Eastern Time on Friday, February 5, 2010 (one minute after 11:59 p.m., Eastern Time, on February 5, 2010), unless further extended.

Consummation of the Offer is subject to customary conditions, including, but not limited to, (i) a number of Shares validly tendered and not withdrawn pursuant to the Offer that, together with any Shares owned by GMCR, Acquisition Sub or any other subsidiary of GMCR immediately prior to the acceptance pursuant to the Offer, represents more than 50% of the Adjusted Outstanding Share Number (as defined in the Merger Agreement), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. The Offer is not subject to a financing condition.

The Merger Agreement and the Offer may be terminated under certain customary circumstances by GMCR or Diedrich, including if the Acceptance Time does not occur by February 15, 2010, provided, however, that such date will automatically be extended until June 15, 2010 if, on February 15, 2010, all of the conditions to the Offer have been satisfied or fulfilled or capable of being satisfied or fulfilled, except certain conditions regarding regulatory approvals. The Merger Agreement provides for a termination fee of $8,517,000 payable by Diedrich to GMCR if the Merger Agreement is terminated under certain circumstances. If Diedrich fails to pay when due any amounts payable under such termination fee provisions, then Diedrich shall (i) reimburse GMCR for all reasonable costs and expenses (including fees and disbursements of legal counsel) actually incurred in connection with the collection of such overdue amount and the enforcement by GMCR of its rights under the Merger Agreement, and (ii) pay to GMCR interest on any amount that is overdue. In addition, the Merger Agreement includes a graduated reverse termination fee such that, if the Merger Agreement were terminated by GMCR under certain circumstances involving regulatory approvals, a reverse termination fee would be payable by GMCR to Diedrich based on the following: (a) if the Merger Agreement is terminated before February 15, 2010 under such circumstances, GMCR would be obligated to pay $8,517,000; (b) if the Merger Agreement were terminated on or after February 15, 2010 but before April 15, 2010, GMCR would be obligated to pay $9,517,000; (c) if the Merger Agreement were terminated on or after April 15, 2010 but before June 15, 2010, GMCR would be obligated to pay $10,517,000; and (d) if the Merger Agreement were terminated on or after June 15, 2010, GMCR would be obligated to pay $11,517,000.

In connection with the transactions contemplated by the Merger Agreement, on December 7, 2009, certain directors and executive officers of Diedrich entered into stockholder agreements with GMCR (the “Stockholder Agreements”) whereby such directors and executive officers agreed to tender Shares in the Offer, subject to certain terms and conditions. Pursuant to his Stockholder Agreement, Paul C. Heeschen, chairman of Diedrich’s board of directors (the “Board”), has agreed to tender 1,832,580 Shares in the Offer.

Termination of a Material Definitive Agreement. Prior to entering into the Merger Agreement with GMCR, Diedrich: (a) terminated the Agreement and Plan of Merger, dated as of November 2, 2009 (as amended by an Amendment No. 1 dated November 17, 2009, the “Peet’s Merger Agreement”), by and among Peet’s Coffee & Tea, Inc., a Washington corporation (“Peet’s”), Marty Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Peet’s, and Diedrich, in accordance with its terms; and (b) paid to Peet’s a termination fee of $8,517,000 pursuant to the Peet’s Merger Agreement, which fee was paid to Peet’s on behalf of Diedrich by GMCR. Concurrently with the termination of the Peet’s Merger Agreement, the Stockholder Agreements, dated November 2, 2009, between Peet’s and each of Paul C. Heeschen and certain other directors and executive officers of Diedrich, were automatically terminated.

Litigation. On November 10, 2009, an action entitled George Mendenhall, individually and on behalf of all others similarly situated v. J. Russell Phillips, et al., (the “Complaint”) was filed in the Superior Court of the State of California for the County of Orange (the “Court”). In this action, the plaintiff named as defendants Diedrich, the members of the Board, Peet’s and Peet’s wholly owned subsidiary, Marty Acquisition Sub, Inc. Among other things, the Complaint alleges that the members of the Board breached their fiduciary duties to Diedrich’s stockholders in connection with the transactions previously contemplated by the terminated Peet’s Agreement, allegedly resulting in an unfair process and unfair price to such stockholders. The Complaint seeks class certification and certain forms of equitable relief, including enjoining the completion of the transactions previously contemplated by the terminated Peet’s Agreement. Diedrich believes that the allegations of the complaint are without merit and intends to vigorously contest the action.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 9, 2009

(UNAUDITED)

On December 23, 2009, an amendment to the Complaint (the “Amended Complaint”) was filed in the Court. The Amended Complaint names as defendants Diedrich, the members of the Board, GMCR and Acquisition Sub. Among other things, the Amended Complaint alleges that the members of the Board breached their fiduciary duties to Diedrich stockholders by failing to provide adequate disclosures of material information concerning the transaction and also seeks an equitable assessment of attorneys’ fees and expenses for the benefit allegedly conferred by Plaintiff’s counsel on Diedrich stockholders through Plaintiff’s alleged involvement in the transaction. The Amended Complaint seeks class certification, certain forms of equitable relief, including enjoining the completion of the transaction contemplated by the Merger Agreement with GMCR until additional disclosures are provided, and an award of attorneys’ fees and expenses. On December 30, 2009, plaintiff filed an application with the Court for a temporary restraining order, a schedule for a motion for preliminary injunction and expedited discovery (the “Application”). On December 31, 2009, the Court denied the Application in its entirety. Diedrich, GMCR and Acquisition Sub believe that the allegations of the Amended Complaint are without merit and intend to vigorously contest the action.

Change in Control and Termination Provisions Applicable to Mr. Sean McCarthy. Mr. Sean McCarthy, Vice President and Chief Financial Officer is entitled to a severance payment equal to nine months of annual base salary if he is terminated by Diedrich without cause, provided that he executes a customary release of Diedrich. As discussed in more detail below, Mr. McCarthy was appointed President and Chief Financial Officer of Diedrich, effective as of February 1, 2010, and entered into a Letter Agreement dated January 22, 2010 (the “Letter Agreement”) related to such appointment. Under the Letter Agreement, Mr. McCarthy will receive a lump sum severance payment equal to his annual base salary if he is terminated for any reason other than a “Just Cause Dismissal” (as defined in Article IX of Diedrich’s 2000 Equity Incentive Plan) instead of the nine months of annual base salary severance payment described above, provided that Mr. McCarthy executes a complete release of Diedrich in connection with or related to his employment with Diedrich. Mr. McCarthy is also entitled to a stock appreciation payment upon the consummation of a change in control transaction, provided that he executes a general release of Diedrich. For this purpose, a change in control transaction is defined as a transaction that results in a non-affiliate of Diedrich acquiring 90% of the outstanding shares of common stock. The stock appreciation payment payable to Mr. McCarthy upon the consummation of a change in control transaction is equal to the product of (i) the difference determined by subtracting $5.00 from the per share price at which at least 90% of the outstanding shares of common stock is acquired, multiplied by (ii) 100,000.

In connection with the Offer and the Merger, Mr. McCarthy will receive an aggregate payment of $3,626,200, which is comprised of (i) a payment of $3,000,000 (constituting the stock appreciation payment) and (ii) a payment of $626,200 in connection with Diedrich options owned by him. Under the prior employment letter agreement, if Mr. McCarthy were to be terminated without cause following the Merger, Mr. McCarthy would also receive a lump sum payment of $168,750, provided that he executes a customary release of Diedrich. However, pursuant to the Letter Agreement entered into in connection with his appointment as President and Chief Financial Officer, effective as of February 1, 2010, if Mr. McCarthy is terminated for any reason other than a “Just Cause Dismissal” (as defined in Article IX of Diedrich’s 2000 Equity Incentive Plan) following the Merger, Mr. McCarthy will receive a lump sum payment of $275,000 (instead of the lump sum payment of $168,750 described above), provided that Mr. McCarthy executes a complete release of Diedrich in connection with or related to his employment with Diedrich.

16.	SUBSEQUENT EVENTS

Appointment of Executive Chairman. On January 20, 2010, Diedrich’s Board of Directors appointed Diedrich’s current non-Executive Chairman of the Board, Paul C. Heeschen, to the newly created position of Executive Chairman, effective as of February 1, 2010, whereby Mr. Heeschen will assume a more active role at Diedrich working collaboratively with Mr. McCarthy.

Appointment of President. On January 22, 2010, Mr. McCarthy was appointed to the positions of President and Chief Financial Officer of Diedrich, effective as of February 1, 2010. In connection with this appointment, Diedrich and Mr. McCarthy entered into the Letter Agreement, which provides for an increase in Mr. McCarthy’s (i) annual base salary to $275,000, and (ii) participation in Diedrich’s bonus/incentive plan to sixty percent of his annual base salary, which will be paid based upon the achievement of specific criteria identified by Diedrich’s Board of Directors. In the event that Mr. McCarthy is terminated by Diedrich for any reason other than a “Just Cause Dismissal” (as defined in Article IX of Diedrich’s 2000 Equity Incentive Plan), Mr. McCarthy will be eligible to receive a lump sum severance payment that has been increased to an amount equal to his annual base salary, provided that Mr. McCarthy executes a complete release of Diedrich in connection with or related to his employment with Diedrich. The terms of Mr. McCarthy’s employment letter agreements dated December 30, 2005 and May 1, 2008 that are not inconsistent with the terms of the Letter Agreement will continue to remain in effect, and the terms of the Letter Agreement control in the event that there is any conflict between the Letter Agreement and such prior employment letter agreements.

CEO Separation Agreement. On January 22, 2010, Diedrich and Mr. J. Russell Phillips entered into a Separation Agreement and General Release (the “Separation Agreement”) whereby Mr. Phillips and the Company agreed that Mr. Phillips’ employment as President and Chief Executive Officer of Diedrich will terminate on January 31, 2010 (the “Separation Date”). Pursuant to the terms of the Separation Agreement, Mr. Phillips has a period of 180 days from the Separation Date to exercise any vested Options, (as defined in the Separation Agreement), and upon expiration of such period, all vested but unexercised Options will terminate and become unexercisable. Further, all unvested Options shall terminate and become unexercisable as of the date of the Separation Agreement. Pursuant to the Separation Agreement, the vesting of 45,834 Options was accelerated so that the total number of vested Options is 137,500. Additionally, on the eighth day following the Separation Date, Diedrich shall make a lump sum payment of $250,000 to Mr. Phillips provided that Mr. Phillips has executed a release and waiver and complied with the other terms and conditions of the Separation Agreement. As a result of the Separation Agreement, in the third quarter of fiscal year 2010, the Company will record compensation expense of $250,000 related to the lump sum payment and compensation expense of approximately $1.2 million for the accelerated vesting of the 45,834 Options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A WARNING ABOUT FORWARD LOOKING STATEMENTS.

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about the proposed transaction with GMCR, possible or assumed future results of our financial condition, operations, plans, objectives and performance. The “safe harbor” set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, does not apply to forward-looking statements made in connection with a tender offer. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this quarterly report on Form 10-Q, along with the following possible events or factors:

•	the risk that the Offer and the Merger will not close;

•	the risk that Diedrich’s business will be adversely impacted during the pendency of the Offer and the Merger;

•	the financial and operating performance of our wholesale operations;

•	our ability to achieve and/or maintain profitability over time;

•	the successful execution of our growth strategies;

•	the impact of competition; and

•	the availability of working capital.

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors Relating to Diedrich Coffee and Its Business” in our annual report on Form 10-K for the fiscal year ended June 24, 2009 and in other reports that we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. There can be no assurance that the proposed transaction will in fact be consummated. Except where required by law, we do not undertake an obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” and “our,” and similar terms refer to Diedrich Coffee, Inc., a Delaware corporation, and its predecessors and subsidiaries.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and twenty-four weeks ended December 9, 2009 to the results for the twelve and twenty-four weeks ended December 10, 2008, respectively.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of December 9, 2009. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

Recent Developments

Proposed Merger with Green Mountain Coffee Roasters, Inc. On December 7, 2009, Diedrich Coffee, Inc. (“Diedrich”), Green Mountain Coffee Roasters, Inc., a Delaware corporation (“GMCR”), and Pebbles Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of GMCR (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby GMCR agreed to acquire all issued and outstanding shares of Diedrich’s common stock, par value $0.01 per share (the “Shares”), in exchange for, with respect to each share, the right to receive $35.00 in cash, without interest (the “Offer Consideration”). Under the terms of the Merger Agreement, after the satisfaction or waiver of the conditions to the Merger (as defined below), Acquisition Sub will merge with and into Diedrich, with Diedrich surviving as a wholly owned subsidiary of GMCR (the “Merger”). In the Merger, each outstanding Share that is not tendered and accepted pursuant to the Offer (as defined below) (other than Shares held by Diedrich or any of its wholly owned subsidiaries or held in its treasury, or owned by GMCR or Acquisition Sub or any other wholly owned subsidiary of GMCR, and other than Shares as to which appraisal rights have been perfected in accordance with applicable law) will be converted into the right to receive the Offer Consideration.

As required under the Merger Agreement, on December 11, 2009, GMCR, through Acquisition Sub, commenced a tender offer (the “Offer”) whereby Acquisition Sub is offering to acquire the Shares in exchange for, with respect to each share, the right to receive the Offer Consideration, subject to the conditions set forth in GMCR’s Offer to Purchase and related Letter of Transmittal, dated December 11, 2009. The Offer was initially scheduled to expire at 12:00 p.m. Eastern Time on January 11, 2010 (one minute after 11:59 p.m., Eastern Time, on January 11, 2010). However, on January 8, 2010, GMCR announced that in accordance with the terms of the Merger Agreement, Acquisition Sub has extended the Offer until 12:00 midnight Eastern Time on Friday, February 5, 2010 (one minute after 11:59 p.m., Eastern Time, on February 5, 2010), unless further extended.

Consummation of the Offer is subject to customary conditions, including, but not limited to, (i) a number of Shares validly tendered and not withdrawn pursuant to the Offer that, together with any Shares owned by GMCR, Acquisition Sub or any other subsidiary of GMCR immediately prior to the acceptance pursuant to the Offer, represents more than 50% of the Adjusted Outstanding Share Number (as defined in the Merger Agreement), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. The Offer is not subject to a financing condition.

The Merger Agreement and the Offer may be terminated under certain customary circumstances by GMCR or Diedrich, including if the Acceptance Time does not occur by February 15, 2010, provided, however, that such date will automatically be extended until June 15, 2010 if, on February 15, 2010, all of the conditions to the Offer have been satisfied or fulfilled or capable of being satisfied or fulfilled, except certain conditions regarding regulatory approvals. The Merger Agreement provides for a termination fee of $8,517,000 payable by Diedrich to GMCR if the Merger Agreement is terminated under certain circumstances. If Diedrich fails to pay when due any amounts payable under such termination fee provisions, then Diedrich shall (i) reimburse GMCR for all reasonable costs and expenses (including fees and disbursements of legal counsel) actually incurred in connection with the collection of such overdue amount and the enforcement by GMCR of its rights under the Merger Agreement, and (ii) pay to GMCR interest on any amount that is overdue. In addition, the Merger Agreement includes a graduated reverse termination fee such that, if the Merger Agreement were terminated by GMCR under certain circumstances involving regulatory approvals, a reverse termination fee would be payable by GMCR to Diedrich based on the following: (a) if the Merger Agreement is terminated before February 15, 2010 under such circumstances, GMCR would be obligated to pay $8,517,000; (b) if the Merger Agreement were terminated on or after February 15, 2010 but before April 15, 2010, GMCR would be obligated to pay $9,517,000; (c) if the Merger Agreement were terminated on or after April 15, 2010 but before June 15, 2010, GMCR would be obligated to pay $10,517,000; and (d) if the Merger Agreement were terminated on or after June 15, 2010, GMCR would be obligated to pay $11,517,000.

In connection with the transactions contemplated by the Merger Agreement, on December 7, 2009, certain directors and executive officers of Diedrich entered into stockholder agreements with GMCR (the “Stockholder Agreements”) whereby such directors and executive officers agreed to tender Shares in the Offer, subject to certain terms and conditions. Pursuant to his Stockholder Agreement, Paul C. Heeschen, chairman of Diedrich’s board of directors (the “Board”), has agreed to tender 1,832,580 Shares in the Offer.

Termination of a Material Definitive Agreement. Prior to entering into the Merger Agreement with GMCR, Diedrich: (a) terminated the Agreement and Plan of Merger, dated as of November 2, 2009 (as amended by an Amendment No. 1 dated November 17, 2009, the “Peet’s Merger Agreement”), by and among Peet’s Coffee & Tea, Inc., a Washington corporation (“Peet’s”), Marty Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Peet’s, and Diedrich, in accordance with its terms; and (b) paid to Peet’s a termination fee of $8,517,000 pursuant to the Peet’s Merger Agreement, which fee was paid to Peet’s on behalf of Diedrich by GMCR. Concurrently with the termination of the Peet’s Merger Agreement, the Stockholder Agreements, dated November 2, 2009, between Peet’s and each of Paul C. Heeschen and certain other directors and executive officers of Diedrich, were automatically terminated.

Litigation. On November 10, 2009, an action entitled George Mendenhall, individually and on behalf of all others similarly situated v. J. Russell Phillips, et al., (the “Complaint”) was filed in the Superior Court of the State of California for the County of Orange (the “Court”). In this action, the plaintiff named as defendants Diedrich, the members of the Board, Peet’s and Peet’s wholly owned subsidiary, Marty Acquisition Sub, Inc. Among other things, the Complaint alleged that the members of the Board breached their fiduciary duties to Diedrich’s stockholders in connection with the transactions previously contemplated by the terminated Peet’s Agreement, allegedly resulting in an unfair process and unfair price to such stockholders. The Complaint sought class certification and certain forms of equitable relief, including enjoining the completion of the transactions previously contemplated by the terminated Peet’s Agreement.

On December 23, 2009, an amendment to the Complaint (the “Amended Complaint”) was filed in the Court. The Amended Complaint names as defendants Diedrich, the members of the Board, GMCR and Acquisition Sub. Among other things, the Amended Complaint alleges that the members of the Board breached their fiduciary duties to Diedrich stockholders by failing to provide adequate disclosures of material information concerning the transaction and also seeks an equitable assessment of attorneys’ fees and expenses for the benefit allegedly conferred by Plaintiff’s counsel on Diedrich stockholders through Plaintiff’s alleged involvement in the transaction. The Amended Complaint seeks class certification, certain forms of equitable relief, including enjoining the completion of the transaction contemplated by the Merger Agreement with GMCR until additional disclosures are provided, and an award of attorneys’ fees and expenses. On December 30, 2009, plaintiff filed an application with the Court for a temporary restraining order, a schedule for a motion for preliminary injunction and expedited discovery (the “Application”). On December 31, 2009, the Court denied the Application in its entirety. Diedrich, GMCR and Acquisition Sub believe that the allegations of the Amended Complaint are without merit and intend to vigorously contest the action.

Appointment of Executive Chairman. On January 20, 2010, Diedrich’s Board of Directors appointed Diedrich’s current non-Executive Chairman of the Board, Paul C. Heeschen, to the newly created position of Executive Chairman, effective as of February 1, 2010, whereby Mr. Heeschen will assume a more active role at Diedrich working collaboratively with Mr. McCarthy.

Appointment of President. On January 22, 2010, Mr. McCarthy was appointed to the positions of President and Chief Financial Officer of Diedrich, effective as of February 1, 2010. In connection with this appointment, Diedrich and Mr. McCarthy entered into the Letter Agreement, which provides for an increase in Mr. McCarthy’s (i) annual base salary to $275,000, and (ii) participation in Diedrich’s bonus/incentive plan to sixty percent of his annual base salary, which will be paid based upon the achievement of specific criteria identified by Diedrich’s Board of Directors. In the event that Mr. McCarthy is terminated by Diedrich for any reason other than a “Just Cause Dismissal” (as defined in Article IX of Diedrich’s 2000 Equity Incentive Plan), Mr. McCarthy will be eligible to receive a lump sum severance payment that has been increased to an amount equal to his annual base salary, provided that Mr. McCarthy executes a complete release of Diedrich in connection with or related to his employment with Diedrich. The terms of Mr. McCarthy’s employment letter agreements dated December 30, 2005 and May 1, 2008 that are not inconsistent with the terms of the Letter Agreement will continue to remain in effect, and the terms of the Letter Agreement control in the event that there is any conflict between the Letter Agreement and such prior employment letter agreements.

Mr. McCarthy, 48, became Diedrich’s Chief Financial Officer and Secretary in January 2006, after serving as Vice President, Controller of Diedrich Coffee since April 2004. From February 2003 to April 2004, Mr. McCarthy was Vice President of ASM Hospitality Group, a privately owned consulting company. From June 1998 to February 2003, Mr. McCarthy served in various financial capacities for FRD Acquisition Company, Inc. (d/b/a Coco’s & Carrows Restaurants), a subsidiary of Advantica Restaurants Group, Inc., a publicly traded food service company, first as Manager, Field Finance, then Manager, Financial Planning & Analysis, and finally as Director, Finance. From May 1997 to June 1998, Mr. McCarthy was a Business Analyst for Taco Bell, Inc. From August 1986 through May 1997, Mr. McCarthy served in various accounting and financial capacities for El Torito Restaurants, a subsidiary of Family Restaurants, Inc. Mr. McCarthy earned a B.S. degree in business management from Pepperdine University and a master’s degree in business administration from the University of Southern California.

CEO Separation Agreement. On January 22, 2010, Diedrich and Mr. Phillips entered into a Separation Agreement and General Release (the “Separation Agreement”) whereby Mr. Phillips and the Company agreed that Mr. Phillips’ employment as President and Chief Executive Officer of Diedrich will terminate on January 31, 2010 (the “Separation Date”). Pursuant to the terms of the Separation Agreement, Mr. Phillips has a period of 180 days from the Separation Date to exercise any vested Options (as defined in the Separation Agreement), and upon expiration of such period, all vested but unexercised Options will terminate and become unexercisable. Further, all unvested Options shall terminate and become unexercisable as of the date of the Separation Agreement. Pursuant to the Separation Agreement, the vesting of 45,834 Options was accelerated so that the total number of vested Options is 137,500. Additionally, on the eighth day following the Separation Date, Diedrich shall make a lump sum payment of $250,000 to Mr. Phillips provided that Mr. Phillips has executed a release and waiver and complied with the other terms and conditions of the Separation Agreement.

Retail Outlets

Our strategy is to capitalize on the growth of the wholesale specialty coffee market and our strength as a premier roaster and distributor of the world’s finest coffees. In the Transaction with Praise, we sold the Gloria Jean’s U.S. franchise and retail operations which included the transfer of 12 company-operated and 90 franchised Gloria Jean’s retail coffeehouses. During the twelve weeks ended September 16, 2009, the two remaining Diedrich franchise locations were closed. As of December 9, 2009, we have four Coffee People, Inc. franchise locations. The Company currently has no plans to open any additional company-operated or franchised Diedrich or Coffee People coffeehouses.

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

RESULTS OF OPERATIONS

Twelve weeks ended December 9, 2009 compared with the twelve weeks ended December 10, 2008

Total Revenue. Our revenue from continuing operations for the twelve weeks ended December 9, 2009 increased by $10,780,000 or 77.7%, to $24,650,000 from $13,870,000 for the twelve weeks ended December 10, 2008. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended December 9, 2009 increased by $10,769,000, or 78.7%, to $24,455,000 from $13,686,000 for the twelve weeks ended December 10, 2008. Wholesale sales to OCS and other third party wholesale customers increased $10,762,000, or 86.9% to $23,144,000 from $12,382,000 led by strong growth in the Keurig “K-Cup” sales which increased by 97.2% or $11,281,000 from the prior year quarter. We generated 92.9% and 83.7% of our total revenues from the sale of K-Cups® for the twelve weeks ended December 9, 2009 and December 10, 2008, respectively. We are one of the few roasters under a non-exclusive license to produce K-Cups® . Sales to our licensor, Keurig, Incorporated, represented approximately $13,029,000, or 53.3% of wholesale sales and $4,521,000, or 33.0% of wholesale sales for the twelve weeks ended December 9, 2009 and December 10, 2008, respectively. Roasted coffee sales to former franchisee locations that are now owned by Praise increased $7,000 for the twelve weeks ended December 9, 2009. Wholesale sales to the former franchisees are included in continuing operations for all periods as we will continue to provide coffee roasting services to Praise.

Retail and other. Retail and other for the twelve weeks ended December 9, 2009 increased by $11,000, or 6.0%, to $195,000 from $184,000 for the twelve weeks ended December 10, 2008. Retail sales are related to our ecommerce business through our three web stores. Retail sales for the twelve weeks ended December 9, 2009 increased by a net $16,000, or 9.6%, to $182,000 from $166,000 for the twelve weeks ended December 10, 2008. Other revenue consists primarily of royalties received on sales at the four remaining Coffee People franchised locations. Our franchise revenue decreased by $5,000, or 27.8%, to $13,000 for the twelve weeks ended December 9, 2009 from $18,000 for the twelve weeks ended December 10, 2008.

Cost of Sales. As a percentage of total revenue, cost of sales decreased from 83.5% for the twelve weeks ended December 10, 2008 to 73.5% for the twelve weeks ended December 9, 2009, resulting primarily from higher machine utilization, optimal resource management and inventory controls along with our ability to continue leveraging our fixed manufacturing costs over higher production volumes.

Operating Expenses. Total operating expenses for the twelve weeks ended December 9, 2009 increased $389,000 to $1,434,000 from $1,045,000 for the twelve weeks ended December 10, 2008. This increase resulted primarily from increases in marketing costs of $397,000 along with increases in compensation of $101,000, travel and other of $145,000 and was partially offset by a decrease in allowance for doubtful accounts of $208,000 and equipment costs of $46,000.

Depreciation and Amortization. Depreciation and amortization decreased $43,000, or 10.7% to $359,000 for the twelve weeks ended December 9, 2009 from $402,000 for the twelve weeks ended December 10, 2008.

General and Administrative Expenses. Our general and administrative expenses increased by $436,000, or 27.6%, to $2,013,000 for the twelve weeks ended December 9, 2009 compared to $1,577,000 for the twelve weeks ended December 10, 2008. The increase in general and administrative expenses was primarily due to increases in cash compensation costs of $469,000 and stock compensation of costs of $328,000 and was partially offset by reductions in legal, consulting and other costs of $361,000. As a percentage of total revenue, general and administrative expenses decreased from 11.4% for the twelve weeks ended December 10, 2008 to 8.2% for the twelve weeks ended December 9, 2009.

Interest Expense. Interest expense decreased by $125,000 from $256,000 for the twelve weeks ended December 10, 2008 to $131,000 for the twelve weeks ended December 9, 2009. The decrease in interest expense was primarily the result of higher interest expense associated with the extension of the Note Purchase Agreement during the prior year quarter.

Merger Related Costs. For the twelve weeks ended December 9, 2009, we expensed $2,501,000 of non-operating costs associated with the pending merger with GMCR. Merger transaction costs primarily include legal, financial advisory and consulting fees.

Income Taxes. We had income from continuing operations of $169,000 for the twelve weeks ended December 9, 2009 and losses from continuing operations of $908,000 for the twelve weeks ended December 10, 2008, respectively. In accordance with ASC 740, “Income Taxes”, the income tax provision generated by the income from continuing operations was $201,000 and $4,000 for the twelve weeks ended December 9, 2009 and December 10, 2008, respectively. The tax provision for the twelve weeks ended December 9, 2009 primarily represents California state income taxes since the utilization of net operating loss carryforwards has been suspended by the state for our 2010 fiscal year end. We are in the process of completing a tax study to determine whether merger related costs incurred during the quarter are deductible for tax purposes. Until that study is completed, the merger related expenses are being treated as a non-deductible expenditure for income tax purposes.

Results of Discontinued Operations—Retail. The Transaction with Praise, which closed on June 12, 2009, included the transfer of 12 company-operated and 90 franchised Gloria Jean’s locations to Praise. The financial results of the retail operations that were sold or closed and Gloria Jean’s franchised operations are reported as discontinued operations for all periods presented in accordance with ASC 360. For the twelve weeks ended December 10, 2008, loss from discontinued operations was $83,000 net of $0 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance associated with the discontinued operations.

Twenty-four weeks ended December 9, 2009 compared with the twenty-four weeks ended December 10, 2008

Total Revenue. Our revenue from continuing operations for the twenty-four weeks ended December 9, 2009 increased by $16,145,000 or 66.5%, to $40,423,000 from $24,278,000 for the twenty-four weeks ended December 10, 2008. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twenty-four weeks ended December 9, 2009 increased by $16,064,000, or 66.8%, to $40,097,000 from $24,033,000 for the twenty-four weeks ended December 10, 2008. Wholesale sales to OCS and other third party wholesale customers increased $16,087,000, or 73.3% to $38,023,000 from $21,937,000 led by strong growth in the Keurig “K-Cup” sales which increased by 83.9% or $17,088,000 from the prior year period. We generated 92.6% and 83.9% of our total revenues from the sale of K-Cups® for the twenty-four weeks ended December 9, 2009 and December 10, 2008, respectively. We are one of the few roasters under a non-exclusive license to produce K-Cups®. Sales to our licensor, Keurig, Incorporated, represented approximately $20,265,000, or 50.5% of wholesale sales and $7,458,000, or 31.0% of wholesale sales for the twenty-four weeks ended December 9, 2009 and December 10, 2008, respectively. Roasted coffee sales to former franchisee locations that are now owned by Praise decreased $23,000 for the twenty-four weeks ended December 9, 2009. Wholesale sales to the former franchisees are included in continuing operations for all periods as we will continue to provide coffee roasting services to Praise.

Retail and other. Retail and other for the twenty-four weeks ended December 9, 2009 increased by $81,000, or 33.1%, to $326,000 from $245,000 for the twenty-four weeks ended December 10, 2008. Retail sales are related to our ecommerce business through our three web stores. Retail sales for the twenty-four weeks ended December 9, 2009 increased by a net $96,000, or 47.1%, to $300,000 from $204,000 for the twenty-four weeks ended December 10, 2008. Other revenue consists primarily of royalties received on sales at the four remaining Coffee People franchised locations. Our franchise revenue decreased by $15,000, or 36.6%, to $26,000 for the twenty-four weeks ended December 9, 2009 from $41,000 for the twenty-four weeks ended December 10, 2008.

Cost of Sales. As a percentage of total revenue, cost of sales decreased from 81.8% for the twenty-four weeks ended December 10, 2008 to 73.8% for the twenty-four weeks ended December 9, 2009, resulting primarily from higher machine utilization, optimal resource management and inventory controls along with our ability to continue leveraging our fixed manufacturing costs over higher production volumes.

Operating Expenses. Total operating expenses for the twenty-four weeks ended December 9, 2009 increased $363,000 to $2,621,000 from $2,258,000 for the twenty-four weeks ended December 10, 2008. This increase resulted primarily from increases in marketing costs of $469,000 along with increases in compensation of $85,000, travel and other of $168,000 and was partially offset by a decrease in allowance for doubtful accounts of $275,000 and equipment costs of $84,000.

Depreciation and Amortization. Depreciation and amortization decreased $20,000, or 2.7% to $714,000 for the twenty-four weeks ended December 9, 2009 from $734,000 for the twenty-four weeks ended December 10, 2008.

General and Administrative Expenses. Our general and administrative expenses increased by $419,000, or 12.4%, to $3,810,000 for the twenty-four weeks ended December 9, 2009 compared to $3,391,000 for the twenty-four weeks ended December 10, 2008. The increase in general and administrative expenses was primarily due to increases in cash compensation costs of $547,000, stock compensation of $328,000 and other costs of $39,000 and was partially offset by reductions in legal, consulting and outside services of $495,000. As a percentage of total revenue, general and administrative expenses decreased from 14.0% for the twenty-four weeks ended December 10, 2008 to 9.4% for the twenty-four weeks ended December 9, 2009.

Interest Expense. Interest expense decreased by $259,000 from $566,000 for the twenty-four weeks ended December 10, 2008 to $307,000 for the twenty-four weeks ended December 9, 2009. The decrease in interest expense was primarily the result of higher interest expense associated with the extension of the Note Purchase Agreement during the prior year.

Merger Related Costs. For the twenty-four weeks ended December 9, 2009, we incurred $2,501,000 of non-operating costs associated with the pending merger with GMCR. Merger transaction costs primarily include legal, financial advisory and consulting fees.

Income Taxes. We had income from continuing operations of $802,000 for the twenty-four weeks ended December 9, 2009 and losses from continuing operations of $2,375,000 for the twenty-four weeks ended December 10, 2008, respectively. In accordance with ASC 740, “Income Taxes”, the income tax provision generated by the income from continuing operations was $263,000 for the twenty-four weeks ended December 9, 2009 and $4,000 for the twenty-four weeks ended December 10, 2008. The tax provision for the twenty-four weeks ended December 9, 2009 primarily represents California state income taxes since the utilization of net operating loss carryforwards has been suspended by the state for our 2010 fiscal year end. We are in the process of completing a tax study to determine whether merger related costs are deductible for tax purposes. Until that study is completed, the merger related expenses are being treated as a non-deductible expenditure for income tax purposes. As of December 9, 2009, net operating loss carryforwards of $5,582,000 and $9,356,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal year 2028, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical losses and limited earnings history, we cannot conclude that it is more likely than not that we will realize the benefits of these deductible differences, and thus have recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail. The Transaction with Praise, which closed on June 12, 2009, included the transfer of 12 company-operated and 90 franchised Gloria Jean’s locations to Praise. The financial results of the retail operations that were sold or closed and Gloria Jean’s franchised operations are reported as discontinued operations for all periods presented in accordance with ASC 360. For the twenty-four weeks ended December 10, 2008, loss from discontinued operations was $399,000 net of $0 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance associated with the discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At December 9, 2009, we had working capital of $9,912,000, long term debt, deferred rent, income tax and other liabilities of $1,832,000 and $14,798,000 of stockholders’ equity, compared to working capital of $8,828,000, long term debt, deferred rent, income tax and other liabilities of $2,005,000 and $13,774,000 of stockholders’ equity at June 24, 2009.

Accounts receivable as of December 9, 2009 was $10,954,000, an increase of $4,619,000 from the balance of $6,335,000 at June 24, 2009. This increase resulted primarily from a more than 34% average increase in wholesale sales compared to the fourth quarter of fiscal 2009. The accounts payable balance of $8,466,000 as of December 9, 2009 is an increase of $3,238,000 from the June 24, 2009 balance of $5,228,000. This increase resulted primarily from an increase in wholesale sales compared to the fourth quarter of fiscal 2009 and the merger related costs.

Cash Flows. The Company had income from continuing operations of $539,000, for the twenty-four weeks ended December 9, 2009 and losses from continuing operations of $2,379,000 for the twenty-four weeks ended December 10, 2008, respectively. Net cash provided by operating activities of continuing operations was $705,000 for the twenty-four weeks ended December 9, 2009 compared to net cash used in operating activities of continuing operations of $1,536,000 for the twenty-four weeks ended December 10, 2008. With an increase in wholesale sales of 66.8% for the twenty-four weeks ended December 9, 2009 along with a reduction in cost of goods sold, we improved gross margins and income from continuing operations for the twenty-four weeks ended December 9, 2009 compared to the twenty-four weeks ended December 10, 2008. Cash used in continuing operations for the twenty-four weeks ended December 10, 2008, of $1,536,000 was primarily the result of operating losses and an increase in inventories and other assets, partially offset by an increase in accounts payable, as our wholesale business grew over 42% for the twenty-four weeks ended December 10, 2008 over the prior fiscal 2008 quarter.

Cash flows provided by investing activities of continuing operations for the twenty-four weeks ended December 9, 2009 totaled $669,000. During the twenty-four weeks ended December 9, 2009, capital expenditures totaled $339,000 and was used to invest in property and equipment primarily related to our Castroville roasting facility. These expenditures were offset by $1,000,000 of payments received on notes receivable. Cash flows provided by investing activities of continuing operations for the twenty-four weeks ended December 10, 2008 totaled $200,000. During the twenty-four weeks ended December 10, 2008, a total of $451,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of $293,000, ecommerce retail of $154,000, wholesale and home office of $4,000, respectively. These expenditures were offset by $644,000 of payments received on notes receivable.

Net cash used by financing activities of continuing operations for the twenty-four weeks ended December 9, 2009 of $1,000,000 was the result of a payment on our credit facility. Net cash provided by financing activities of continuing operations for the twenty-four weeks ended December 10, 2008 of $3,000,000 was the result of borrowings under our credit facility.

Note Purchase Agreement:

On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the

Chairman of the board of directors of the Company (the “Note Purchase Agreement”), which provided, at our election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. We have amended the Note Purchase Agreement from time to time and have agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement are due in full on March 31, 2010, and we are only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change in control of the Company or an event of default. Interest is payable at three-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Note Purchase Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Note Purchase Agreement) is greater than 1.75:1.00 or the three-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Note Purchase Agreement. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of December 9, 2009, we had $2,000,000 of issued notes outstanding under the Note Purchase Agreement. As of December 9, 2009, we were in compliance with all covenants contained in the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, we entered into a loan agreement with Sequoia (the “Term Loan Agreement”). The Term Loan Agreement provides for a $3,000,000 term loan (the “Term Loan”). As amended, interest is payable at one-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Term Loan Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Term Loan Agreement) is greater than 1.75:1.00 or one-month LIBOR plus 6.30% for any other period, resetting on the first calendar day of each month. We are required to make regular monthly payments of interest on the term loan with Sequoia. In addition, as per the terms of the Term Loan Agreement, we paid $1,000,000 due to Sequoia on July 29, 2009 and had a remaining balance of $2,000,000 as of December 9, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of December 9, 2009, $2,000,000 was outstanding under the Term Loan Agreement.

The Term Loan Agreement requires the Company to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan Agreement. The Term Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default. As of December 9, 2009, we were in compliance with all covenants contained in the Term Loan Agreement.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes under the Note Purchase Agreement and certain permitted indebtedness identified in the Term Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

Letter of Credit:

We entered into a Credit Agreement with Bank of the West on November 4, 2005. The current agreement provides for a $500,000 letter of credit facility that expires on October 31, 2010. The letter of credit facility is secured by a deposit account at Bank of the West. As of December 9, 2009, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of December 9, 2009, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of December 9, 2009, we were in compliance with all Bank of the West agreement covenants.

Liquidity and Management Plans:

For the twenty-four weeks ended December 9, 2009, we reported net income of $539,000, which was net of income tax of $263,000. We had a cash balance of $3,946,000 and no access to additional borrowings under our current credit facility as of December 9, 2009.

The Note Purchase Agreement with Sequoia expires on March 31, 2010 and the $2,000,000 balance on the outstanding note is due in full on that date.

We are required to make regular monthly payments of interest on the Term Loan with Sequoia. In addition, as per the terms of the Term Loan Agreement, the Company paid $1,000,000 due to Sequoia on July 29, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of December 9, 2009, we had $2,000,000 outstanding under the Term Loan Agreement.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of December 9, 2009:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$8,100	$3,114	$3,329	$1,191	$466
Green coffee commitments	8,084	8,084	—	—	—
Note payable	4,000	2,000	2,000	—	—

	$20,184	$13,198	$5,329	$1,191	$466

We previously entered into an employment letter agreement with our Chief Financial Officer that provides for a severance payment of nine months salary in the event that he is terminated without cause. Under that prior employment letter agreement, our maximum liability for severance is $169,000. However, effective as of February 1, 2010, in connection with his promotion to President and Chief Financial Officer and the related Letter Agreement, this executive will be entitled to receive a lump sum severance payment equal to his annual base salary if he is terminated for any reason other than a “Just Cause Dismissal” (as defined in Article IX of Diedrich’s 2000 Equity Incentive Plan) instead of the nine months of annual base salary severance payment described above, provided that he executes a complete release of Diedrich in connection with or related to his employment with Diedrich. Under the Letter Agreement, our maximum liability for severance would be $275,000. In accordance with the employment agreement with our Chief Financial Officer, upon consummation of the Merger, he will receive a stock appreciation payment of $3,000,000. Because such amounts are contingent, they have not been included in the above table. In addition, upon consummation of the Merger, the entire note payable balance of $4,000,000 to Sequoia will be immediately due and payable.

We have obligations under non-cancelable operating leases for our roasting facility and administrative offices. Lease terms are generally for up to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.

On December 30, 2009, the Company executed a lease agreement with Castroville Industrial Partners, LLC for approximately 62,000 square feet of warehouse space which will be used primarily as a distribution facility.

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

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 9, 2009.

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

On November 10, 2009, an action entitled George Mendenhall, individually and on behalf of all others similarly situated v. J. Russell Phillips, et al., (the “Complaint”) was filed in the Superior Court of the State of California for the County of Orange (the “Court”). In this action, the plaintiff named as defendants Diedrich, the members of the Board, Peet’s and Peet’s wholly owned subsidiary, Marty Acquisition Sub, Inc. Among other things, the Complaint alleges that the members of the Board breached their fiduciary duties to Diedrich’s stockholders in connection with the transactions previously contemplated by the terminated Peet’s Agreement, allegedly resulting in an unfair process and unfair price to such stockholders. The Complaint seeks class certification and certain forms of equitable relief, including enjoining the completion of the transactions previously contemplated by the terminated Peet’s Agreement. Diedrich believes that the allegations of the complaint are without merit and intends to vigorously contest the action.

On December 23, 2009, an amendment to the Complaint (the “Amended Complaint”) was filed in the Court. The Amended Complaint names as defendants Diedrich, the members of the Board, GMCR and Acquisition Sub. Among other things, the Amended Complaint alleges that the members of the Board breached their fiduciary duties to Diedrich stockholders by failing to provide adequate disclosures of material information concerning the transaction and also seeks an equitable assessment of attorneys’ fees and expenses for the benefit allegedly conferred by Plaintiff’s counsel on Diedrich stockholders through Plaintiff’s alleged involvement in the transaction. The Amended Complaint seeks class certification, certain forms of equitable relief, including enjoining the completion of the transaction contemplated by the Merger Agreement with GMCR until additional disclosures are provided, and an award of attorneys’ fees and expenses. On December 30, 2009, plaintiff filed an application with the Court for a temporary restraining order, a schedule for a motion for preliminary injunction and expedited discovery (the “Application”). On December 31, 2009, the Court denied the Application in its entirety. Diedrich, GMCR and Acquisition Sub believe that the allegations of the Amended Complaint are without merit and intend to vigorously contest the action.

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

RISKS RELATING TO THE PROPOSED MERGER

The pending Merger and/or the delay or failure to complete the Merger with GMCR could materially and adversely affect our results of operations and our stock price.

On December 7, 2009, we entered into the Merger Agreement with GMCR and Acquisition Sub. On December 11, 2009, Acquisition Sub commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock. Consummation of the Offer is subject to customary conditions, including, but not limited to, (i) a number of Shares validly tendered and not withdrawn pursuant to the Offer that, together with any Shares owned by GMCR, Acquisition Sub or any other subsidiary of GMCR immediately prior to the acceptance pursuant to the Offer, represents more than 50% of the Adjusted Outstanding Share Number (as defined in the Merger Agreement), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. Consummation of the Merger is subject to customary conditions, including, but not limited to, consummation of the Offer, and, if required under applicable law, approval of the Merger Agreement by our stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. As a result of the pending Merger:

•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on consummating the Merger;

•

the Merger Agreement places a variety of restrictions and constraints on the conduct of our business outside of the ordinary course prior to the closing of the Merger or the termination of the Merger Agreement; and

•

our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the Merger, and we may be required to incur substantial costs to recruit replacements for lost personnel.

A delay in the consummation of the Merger may exacerbate the occurrence of these events.

Furthermore, in the event that the Offer or Merger is not completed:

•	our stockholders will not receive the consideration that GMCR has agreed to pay pursuant to the Merger Agreement, and our stock price may experience a decline;

•	we will incur significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger; and

•	under some circumstances, we may have to pay a termination fee to GMCR.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

Item 2.	Unregistered sales of Equity Securities and use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated January 26, 2009 (7)

3.3	Amended and Restated Bylaws of Diedrich Coffee, Inc. (5)

4.1	Specimen Stock Certificate (3)

4.2	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (4)

4.3	Form of Warrant, dated May 8, 2001(2)

4.4	Registration Rights Agreement, dated May 8, 2001 (2)

4.5	Amendment No. 1 to 2001 Warrant, dated August 26, 2008 (6)

4.6	Warrant, dated as of August 26, 2008, issued by Diedrich Coffee, Inc. to Sequoia Enterprises, L.P. (6)

4.7	Waiver, Agreement, Amendment No. 1 to 2008 Warrant and Amendment No. 2 to 2001 Warrant with Sequoia Enterprises, L.P., dated November 10, 2008 (8)

4.8	Warrant, dated as of April 29, 2009, issued by Diedrich Coffee, Inc. to Sequoia Enterprises, L.P. (9)

10.1	Agreement and Plan of Merger by and among Diedrich Coffee, Inc., Green Mountain Coffee Roasters, Inc. and Pebbles Acquisition Sub., Inc., dated December 7, 2009 (10)

10.2	Stockholder Agreement by and between Green Mountain Coffee Roasters, Inc. and Paul C. Heeschen, dated as of December 7, 2009 (10)

10.3	Form of Stockholder Agreement by and between Green Mountain Coffee Roasters, Inc. and Certain Directors and Executive Officers of Diedrich Coffee, Inc., dated December 7, 2009 (10)

10.4	Lease Agreement by and between Castroville Industrial Partners, LLC and Diedrich Coffee, Inc., dated December 30, 2009

10.5	Separation Agreement and General Release by and between Diedrich Coffee, Inc. and J. Russell Phillips, dated as of January 22, 2010*

10.6	Letter Agreement with Sean M. McCarthy, dated as of January 22, 2010*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(4)	Previously filed as Annex B to Diedrich Coffee’s Definitive proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2008.

(6)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2008.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 4, 2009, filed with the Securities and Exchange Commission on April 20, 2009.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2008.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2009.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 25, 2010	DIEDRICH COFFEE, INC.

/s/ J. Russell Phillips
J. Russell Phillips Chief Executive Officer (On behalf of the registrant)

/s/ Sean M. McCarthy
Sean M. McCarthy Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.4	Lease Agreement by and between Castroville Industrial Partners, LLC and Diedrich Coffee, Inc., dated December 30, 2009

10.5	Separation Agreement and General Release by and between Diedrich Coffee, Inc. and J. Russell Phillips, dated as of January 22, 2010.

10.6	Letter Agreement with Sean M. McCarthy, dated as of January 22, 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002