Form 10-Q
period 2010-03-03
DIEDRICH COFFEE INC
filed 2010-04-19
CIK 947661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 12, 2010, there were 5,726,813 shares of common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 3, 2010	June 24, 2009
Assets
Current assets:
Cash	$5,438,000	$3,572,000
Restricted cash and short term investments	623,000	623,000
Accounts receivable, less allowance for doubtful accounts of $87,000 at March 3, 2010 and $266,000 at June 24, 2009	12,056,000	6,335,000
Inventories	4,115,000	5,510,000
Income tax refund receivable	—	40,000
Current portion of notes receivable, less allowance of $103,000 at March 3, 2010 and $75,000 at June 24, 2009	1,764,000	3,604,000
Prepaid expenses	932,000	293,000

Total current assets	24,928,000	19,977,000
Property and equipment, net	6,435,000	5,416,000
Notes receivable, less allowance of $0 at June 24, 2009	—	812,000
Other assets	812,000	723,000

Total assets	$32,175,000	$26,928,000

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable, net of discount	$2,000,000	$2,687,000
Accounts payable	9,148,000	5,228,000
Accrued compensation	1,610,000	1,816,000
Accrued expenses	1,321,000	1,418,000

Total current liabilities	14,079,000	11,149,000
Long term note payable, net of discount	1,501,000	1,594,000
Income tax liability	33,000	33,000
Deferred rent	107,000	133,000
Other liabilities	245,000	245,000

Total liabilities	15,965,000	13,154,000

Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 3,000,000 shares; issued and outstanding 0 shares at March 3, 2010 and June 24, 2009	—	—
Common stock, $0.01 par value; authorized 17,500,000 shares; issued and outstanding 5,727,000 shares at March 3, 2010 and June 24, 2009	57,000	57,000
Additional paid-in capital	65,964,000	63,289,000
Accumulated deficit	(49,811,000)	(49,572,000)

Total stockholders’ equity	16,210,000	13,774,000

Total liabilities and stockholders’ equity	$32,175,000	$26,928,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twelve Weeks Ended March 3, 2010	Twelve Weeks Ended March 4, 2009	Thirty-Six Weeks Ended March 3, 2010	Thirty-Six Weeks Ended March 4, 2009
Net revenue:
Wholesale	$25,661,000	$17,568,000	$65,758,000	$41,601,000
Retail and other	224,000	316,000	550,000	561,000

Total revenue	25,885,000	17,884,000	66,308,000	42,162,000

Costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	18,954,000	13,314,000	48,783,000	33,167,000
Operating expenses	1,437,000	1,034,000	4,058,000	3,292,000
Depreciation and amortization	356,000	417,000	1,070,000	1,151,000
General and administrative expenses	4,228,000	1,487,000	8,038,000	4,878,000
Gain on asset disposals	—	—	(3,000)	(7,000)

Total costs and expenses	24,975,000	16,252,000	61,946,000	42,481,000

Operating income (loss) from continuing operations	910,000	1,632,000	4,362,000	(319,000)
Interest expense	129,000	227,000	436,000	794,000
Interest and other income, net	(42,000)	(63,000)	(200,000)	(206,000)
Merger related costs	1,636,000	—	4,137,000	—

Income (loss) from continuing operations before income tax provision (provision)	(813,000)	1,468,000	(11,000)	(907,000)
Income tax provision (benefit)	(35,000)	8,000	228,000	12,000

Income (loss) from continuing operations	(778,000)	1,460,000	(239,000)	(919,000)
Discontinued operations:
Loss from discontinued operations, net of tax expense of $0	—	(102,000)	—	(501,000)

Net income (loss)	$(778,000)	$1,358,000	$(239,000)	$(1,420,000)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.14)	$0.27	$(0.04)	$(0.17)
Loss from discontinued operations, net	—	(0.02)	—	(0.09)

Net income (loss)	$(0.14)	$0.25	$(0.04)	$(0.26)

Weighted average and equivalent shares outstanding:
Basic and diluted	5,727,000	5,468,000	5,727,000	5,468,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Six Weeks Ended March 3, 2010	Thirty-Six Weeks Ended March 4, 2009
Cash flows from operating activities:
Net loss	$(239,000)	$(1,420,000)
Loss on discontinued operations, net	—	501,000

Loss from continuing operations:	(239,000)	(919,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,070,000	1,151,000
Amortization and write off of loan fees	7,000	6,000
Amortization of note payable discount	220,000	463,000
Provision for (recovery of) bad debt	(32,000)	250,000
Income tax provision	—	12,000
Provision for inventory obsolescence	14,000	17,000
Stock compensation expense	2,675,000	225,000
Gain on disposal of assets	(3,000)	(7,000)
Notes receivable issued	—	(93,000)
Changes in operating assets and liabilities:
Accounts receivable	(5,689,000)	(5,093,000)
Inventories	1,381,000	(143,000)
Prepaid expenses	(599,000)	(349,000)
Notes receivable	(148,000)	(260,000)
Other assets	(96,000)	(432,000)
Accounts payable	3,920,000	3,163,000
Accrued compensation	(206,000)	(297,000)
Accrued expenses	(97,000)	(127,000)
Deferred rent	(26,000)	(8,000)

Net cash provided by (used in) continuing operations	2,152,000	(2,441,000)
Net cash used in discontinued operations	—	(732,000)

Net cash provided by (used in) operating activities	2,152,000	(3,173,000)

Cash flows from investing activities:
Capital expenditures for property and equipment	(2,094,000)	(544,000)
Proceeds from disposal of property and equipment	8,000	8,000
Payments received on notes receivable	2,800,000	1,168,000
Change in restricted cash and short term investments	—	1,000

Net cash provided by investing activities of continuing operations	714,000	633,000
Net cash provided by investing activities of discontinuing operations	—	3,000

Net cash provided by investing activities	714,000	636,000
Cash flows from financing activities:
Borrowings under credit agreement	—	3,000,000
Payments made on long term debt	(1,000,000)	—

Net cash (used in) provided by financing activities	(1,000,000)	3,000,000

Net increase in cash	1,866,000	463,000
Cash at beginning of year	3,572,000	670,000

Cash at end of period	$5,438,000	$1,133,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$230,000	$332,000

Income taxes	$163,000	$11,000

Non-cash transactions:
Issuance of notes receivable	$29,000	$93,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 3, 2010

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

The Company evaluated all subsequent events that occurred after the balance sheet date. In the opinion of management, all adjustments (consisting of normal, recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results expected for a full year.

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

MARCH 3, 2010

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the twelve weeks ended March 3, 2010. See Footnote 1 of the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for a comprehensive description of the Company’s significant accounting policies.

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

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 3, 2010	March 4, 2009	March 3, 2010	March 4, 2009
Risk free interest rate	1.18%	1.21%	1.18% – 1.39%	1.21% – 3.11%
Expected life	3 years	3 years	3 years	3 years
Expected volatility	149%	100%	149% – 161%	56% – 100%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	42.6%	7.48%	6.9% – 42.6%	5.58% – 7.48%

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

(UNAUDITED)

A summary of option activity under our stock option plans for the Thirty-Six weeks ended March 3, 2010 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at June 24, 2009	750,300	$3.36
Plus options granted	87,500	30.48
Less:
Options canceled or expired	(139,050)	3.49

Options outstanding at March 3, 2010	698,750	$6.73	6.35	$19,650,000

Options exercisable at March 3, 2010	470,414	$3.59	4.99	$14,705,000

Stock-based compensation expense included under general and administration expenses in the statements of operations was $2,190,000 for the twelve weeks ended March 3, 2010 and $2,675,000 for the thirty-six weeks ended March 3, 2010. Stock-based compensation expense included in the statement of operations was $68,000 for the twelve weeks ended March 4, 2009 and $225,000 for the thirty-six weeks ended March 4, 2009. As of March 3, 2010, there was approximately $3,602,000 of total unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized over a weighted average period of 1.8 years. No options vested during the twelve weeks ended March 3, 2010. Aggregate intrinsic value at March 3, 2010 was based on a closing price of $34.85 per share.

Concentrations

The Company generated 93.5% and 85.9% of total revenues from the sale of K-Cups® for the thirty-six weeks ended March 3, 2010 and March 4, 2009, respectively. The manufacturing and distribution of K-Cups® is licensed from a single licensor, Keurig, Incorporated (“Keurig”), on a non-exclusive basis. During the thirty-six weeks ended March 3, 2010 and March 4, 2009, the Company had sales to the licensor that represented approximately $32,179,000 or 48.9% and $15,768,000 or 37.9% of wholesale sales, respectively.

The current agreement with the licensor expires in July 2013. The agreement provides for automatic five-year renewals if certain volume thresholds are met, which thresholds the Company is currently exceeding. In its fiscal year 2009 Form 10-K, Green Mountain Coffee Roasters, Inc. (NASDAQ: GMCR) (“GMCR”), which owns Keurig states that the two principal patents associated with the current generation K-Cup portion packs, will expire in 2012, and pending patent applications associated with this technology which, if ultimately issued as patents, would have expiration dates in 2023. Any major disruptions in this relationship could cause a material adverse effect on the Company’s business and operations.

Accounts receivable from Keurig and one other customer were 38.4% and 12.4%, respectively and 30.4% and 13.0%, respectively of total accounts receivable as of March 3, 2010 and June 24, 2009, respectively.

Accounts payable to Keurig was 39.7% and 38.1% of total accounts payable as of March 3, 2010 and June 24, 2009, respectively.

Reclassifications

Certain reclassifications have been made to the March 4, 2009 unaudited condensed consolidated financial statements to conform to the March 3, 2010 presentation.

2.	LIQUIDITY AND MANAGEMENT PLANS

For the thirty-six weeks ended March 3, 2010, the Company reported a net loss of $239,000 which was net of income tax of $228,000. The Company had a cash balance of $5,438,000 and no access to additional borrowings under the current credit facility as of March 3, 2010.

The Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Executive Chairman of the Company’s board of directors (the “Note Purchase Agreement”), expired on March 31, 2010 and the $2,000,000 balance on the outstanding note was due in full on that date. As per the terms of the Note Purchase Agreement, the Company paid $2,000,000 due to Sequoia on March 31, 2010. In addition, the Company obtained a $3,000,000 Term Loan (as defined below) from Sequoia on August 26, 2008. See Note 10. The Company is required to make regular monthly payments of interest on the Term Loan. As per the terms of the Term Loan

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

(UNAUDITED)

Agreement (as defined below), the Company paid $1,000,000 due to Sequoia on July 29, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of March 3, 2010, the Company had $2,000,000 outstanding under the Term Loan Agreement.

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

During the thirty-six weeks ended March 3, 2010, the Company recorded a net of $32,000 in recoveries of previously reserved accounts receivable balances.

The following table details the components of net accounts receivable:

	March 3, 2010	June 24, 2009
Wholesale receivables	$12,065,000	$6,496,000
Allowance for wholesale receivables	(17,000)	(180,000)

	12,048,000	6,316,000

Franchise and other receivables	78,000	105,000
Allowance for franchise and other receivables	(70,000)	(86,000)

	8,000	19,000

Total accounts receivable, net	$12,056,000	$6,335,000

4.	INVENTORIES

Inventories consist of the following:

	March 3, 2010	June 24, 2009
Unroasted coffee	$722,000	$422,000
Roasted coffee	1,336,000	2,404,000
Accessory and specialty items	76,000	49,000
Other food, beverage and supplies	1,981,000	2,635,000

Total inventory	$4,115,000	$5,510,000

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

(UNAUDITED)

5.	NOTES RECEIVABLE

Notes receivable consist of the following:

	March 3, 2010	June 24, 2009
Notes receivable from a corporation discounted at an annual rate of 8.0%, payable annually in installments, due January 31, 2011	$951,000	$2,816,000
Notes receivable from a corporation, interest due at an annual rate of 7.0%, payable in two equal installments on December 12, 2009 and June 12, 2010	813,000	1,600,000

	1,764,000	4,416,000
Less: current portion of notes receivable	(1,764,000)	(3,604,000)

Long-term portion of notes receivable	$—	$812,000

6.	NOTE PAYABLE

	March 3, 2010	June 24, 2009
Note payable amount bearing interest at a rate of three-month LIBOR plus 6.30% (6.55% as of March 3, 2010) is due and payable on March 31, 2010. Note is unsecured	$2,000,000	$2,000,000
Note payable amount bearing interest at a rate of one-month LIBOR plus 6.30% (6.53% as of March 3, 2010) is due and payable on August 26, 2011. Note is unsecured	2,000,000	3,000,000
Discount on note payable	(499,000)	(719,000)

	3,501,000	4,281,000
Less: current portion of notes payable, net of discount	(2,000,000)	(2,687,000)

Long-term portion of notes payable, net of discount	$1,501,000	$1,594,000

On March 31, 2010, the Company paid $2,000,000 due under the Note Purchase Agreement. The remaining balance of $2,000,000 under the Term Loan Agreement is immediately due and payable upon consummation of the pending merger (see Notes 10 and 15).

7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share from continuing operations:

	Twelve Weeks Ended March 3, 2010	Twelve Weeks Ended March 4, 2009	Thirty-Six Weeks Ended March 3, 2010	Thirty-Six Weeks Ended March 4, 2009
Numerator:
Net income (loss) from continuing operations	$(778,000)	$1,460,000	$(239,000)	$(919,000)

Denominator:
Basic weighted average shares outstanding	5,727,000	5,468,000	5,727,000	5,468,000
Effect of dilutive securities	—	—	—	—

Diluted adjusted weighted average shares	5,727,000	5,468,000	5,727,000	5,468,000

Basic and diluted net income (loss) per share from continuing operations	$(0.14)	$0.27	$(0.04)	$(0.17)

For the twelve and thirty-six weeks ended March 3, 2010, employee stock options of approximately 699,000 and warrants of 1,987,000 were excluded from the computation of dilutive earnings per share as their impact would have been anti-dilutive. For the twelve and thirty-six weeks ended March 4, 2009, employee stock options of approximately 663,000 shares and 2,167,000 of stock purchase warrants were excluded from the computation of diluted earnings per share as their impact would have been anti-dilutive.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

(UNAUDITED)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Twelve Weeks Ended March 3, 2010	Twelve Weeks Ended March 4, 2009	Thirty-Six Weeks Ended March 3, 2010	Thirty-Six Weeks Ended March 4, 2009
Numerator:
Net income (loss)	$(778,000)	$1,358,000	$(239,000)	$(1,420,000)

Denominator:
Basic weighted average shares outstanding	5,727,000	5,468,000	5,727,000	5,468,000
Effect of dilutive securities	—	—	—	—

Diluted weighted average shares outstanding	5,727,000	5,468,000	5,727,000	5,468,000

Basic and diluted net income (loss) per share	$(0.14)	$0.25	$(0.04)	$(0.26)

8.	SEGMENT AND RELATED INFORMATION

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

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

(UNAUDITED)

	TWELVE WEEKS ENDED		THIRTY-SIX WEEKS ENDED
	March 3, 2010	March 4, 2009	March 3, 2010	March 4, 2009
Net revenue:
Wholesale	$25,661,000	$17,568,000	$65,758,000	$41,601,000
Retail and other	224,000	316,000	550,000	561,000

Total net revenue	$25,885,000	$17,884,000	$66,308,000	$42,162,000

Interest expense:
Corporate	$129,000	$227,000	$436,000	$794,000

Total interest expense	$129,000	$227,000	$436,000	$794,000

Depreciation and amortization:
Wholesale	$291,000	$346,000	$869,000	$940,000
Retail and other	12,000	9,000	39,000	18,000
Corporate	53,000	62,000	162,000	193,000

Total depreciation and amortization	$356,000	$417,000	$1,070,000	$1,151,000

Segment income (loss) from continuing operations before income tax benefit:
Wholesale	$5,161,000	$3,049,000	$12,527,000	$4,676,000
Retail and other	30,000	133,000	32,000	70,000
Corporate	(6,004,000)	(1,714,000)	(12,570,000)	(5,653,000)

Total segment income (loss) from continuing operations before income tax provision	$(813,000)	$1,468,000	$(11,000)	$(907,000)

	March 3, 2010	June 24, 2009
Identifiable assets:
Wholesale	$22,082,000	$15,995,000
Retail and other	253,000	226,000
Corporate	9,840,000	10,707,000

Total assets	$32,175,000	$26,928,000

9.	COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Company’s significant commitments and contingencies during the thirty-six weeks ended March 3, 2010, except on December 30, 2009, the Company entered into a lease agreement with Castroville Industrial Partners, LLC for approximately 62,000 square feet of warehouse space which is used primarily as a distribution facility. This lease expires March 2015. See Footnote 9 of the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for a comprehensive description of the Company’s significant commitments and contingencies.

10.	OUTSTANDING DEBT, FINANCING ARRANGEMENTS AND RESTRICTED CASH

Note Purchase Agreement:

On May 10, 2004 the Company entered into a $5,000,000 Note Purchase Agreement (the “Note Purchase Agreement”) with Sequoia, a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Executive Chairman of the board of directors of the Company (the “Board”). The Note Purchase Agreement provided, at the Company’s election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. The Company has amended the Note Purchase Agreement from time to time and has agreed to refrain from further borrowings under the Note Purchase Agreement in connection

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

(UNAUDITED)

with the entry into the Term Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement were due in full on March 31, 2010, and the Company was only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that the Company may have outstanding in relation to its tangible net worth. As of March 3, 2010, the Company had $2,000,000 of issued notes outstanding under the Note Purchase Agreement and was in compliance with all covenants contained in the Note Purchase Agreement. Subsequently, on March 31, 2010, the Company paid in full the $2,000,000 due to Sequoia under the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, the Company entered into a loan agreement with Sequoia (the “Term Loan Agreement”). The Term Loan Agreement provides for a $3,000,000 term loan (the “Term Loan”). As amended, interest is payable at one-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Term Loan Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Term Loan Agreement) is greater than 1.75:1.00 or the one-month LIBOR plus 6.30% for any other period, in each case reset on a periodic basis as provided in the Term Loan Agreement. The Company is required to make regular monthly payments of interest on the Term Loan with Sequoia. In addition, as per the terms of the Term Loan Agreement, the Company paid $1,000,000 due to Sequoia on July 29, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of March 3, 2010, the Company had $2,000,000 outstanding under the Term Loan Agreement.

The Term Loan Agreement requires the Company to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan Agreement. The Term Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default. As of March 3, 2010, the Company was in compliance with all covenants contained in the Term Loan Agreement.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes under the Note Purchase Agreement and certain permitted indebtedness identified in the Term Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

Letter of Credit:

In addition, the Company entered into a Credit Agreement with Bank of the West on November 4, 2005. The current agreement provides for a $500,000 letter of credit facility that expires on October 31, 2010. The letter of credit facility is secured by a deposit account at Bank of the West. As of March 3, 2010, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of March 3, 2010, $472,000 of letters of credit were outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require the Company to submit financial statements to the bank within specified time periods. As of March 3, 2010, the Company was in compliance with all Bank of the West agreement covenants.

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

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

(UNAUDITED)

On November 10, 2008, the Company entered into a waiver agreement whereby the exercise price of the 2001 Sequoia Warrant was decreased to $1.65 per share. The fair value of these amended warrants was approximately $53,000 which was recorded as a debt discount. At March 3, 2010, all 2001 Sequoia Warrants were outstanding with an expiration date of June 30, 2014.

2008 Sequoia Warrant:

In connection with the Term Loan Agreement and an amendment to the Note Purchase Agreement, on August 26, 2008, the Company issued to Sequoia a warrant (the “2008 Sequoia Warrant”) to purchase 1,667,000 shares of common stock of the Company. On November 10, 2008, the Company entered into a waiver agreement whereby the exercise price was decreased to $1.65 per share. The fair value of these amended warrants was approximately $300,000 which was recorded as a debt discount. At March 3, 2010, all 2008 Sequoia Warrants were outstanding with an expiration date of August 26, 2013. The 2008 Warrant is not eligible for cashless exercise, but the Company is obligated to cause the common stock issued upon exercise of the 2008 Warrant to be registered with the SEC and applicable state governmental authorities and to be listed on the stock exchange on which the Company’s stock is traded at the time of exercise, in each case at the Company’s expense.

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

The following table summarizes information about warrant transactions from June 24, 2009 through March 3, 2010:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, June 24, 2009	1,987,000	$1.85
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Warrants outstanding, March 3, 2010	1,987,000	$1.85

12.	LEGAL PROCEEDINGS

A lawsuit entitled Leader Bank v. Ajay Misra, et al v. Diedrich Coffee et al, was pending on March 3, 2010 in the Middlesex Superior Court, Middlesex, Massachusetts. In that case the Plaintiff, Leader Bank, filed a complaint to collect on a defaulted promissory note it had with the franchisee, Defendant Amtek Group, LLC, on February 23, 2009. Ajay and Priya Misra were named defendants as well. On June 16, 2009, Defendants filed a third-party complaint against Diedrich alleging breach of contract, aiding and abetting Leader Bank in its takeover of the store and breach of privacy. In their complaint, third-party plaintiffs claimed that they were entitled to $2,477,500. The Company contested the third-party complaint vigorously. The Company filed a motion to dismiss the complaint, and all of Amtek’s claims, along with Misras’ claims of breach of contract and privacy were dismissed. Misra amended the complaint to bring additional claims of misrepresentation, promissory estoppel and breach of good faith. The Company believed that liability was not probable and the potential settlement not estimable under the lawsuit. Given the relative expenses of litigation, however, the Company agreed to mediate this matter in an attempt to resolve the suit without further expense. As a result of this mediation, the parties have agreed in principle to settlement terms. As of March 3, 2010, the Company estimated that the required amount to settle this claim is $45,000 and recorded an accrual for this amount included in general and administrative expense in the accompanying consolidated statements of operations. Subsequently, on April 13, 2009, the Company paid $45,000 to Misra to fully settle this claim.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

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

On December 23, 2009, an amended Complaint (the “Amended Complaint”) was filed in the Court. The Amended Complaint names as defendants Diedrich, the members of the Board, Green Mountain Coffee Roasters, Inc., a Delaware corporation (“GMCR”), and Pebbles Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of GMCR (“Acquisition Sub”). Among other things, the Amended Complaint allegedly that the members of the Board breached their fiduciary duties to Diedrich stockholders by failing to provide adequate disclosures of allegedly material information concerning the transaction and also seeks an equitable assessment of attorneys’ fees and costs from Diedrich, the members of the Board, GMCR and Acquisition Sub for the benefit allegedly conferred by plaintiff’s counsel on Diedrich stockholders through plaintiff’s alleged involvement in the auction process. The Amended Complaint seeks class certification, certain forms of equitable relief, including enjoining the completion of the transaction contemplated by the Merger Agreement with GMCR until additional disclosures are provided, and an equitable assessment of attorneys’ fees and costs. On December 30, 2009, plaintiff filed an ex parte application with the Court for a temporary restraining order, a schedule for a motion for preliminary injunction and expedited discovery (the “Application”). On December 31, 2009, the Court denied the Application in its entirety. On January 22, 2010, Diedrich and the members of the Board filed with the Court a demurrer seeking the dismissal of the causes of action alleged against Diedrich and the members of the Board in the Amended Complaint. On January 27, 2010, GMCR and Acquisition Sub filed with the Court a demurrer seeking the dismissal of the cause of action alleged against GMCR and Acquisition Sub in the Amended Complaint. On March 12, 2010, the Court sustained the demurrer of Diedrich and the members of the Board to plaintiff’s claim for equitable assessment of attorneys’ fees and costs, with thirty days leave to amend, and overruled the demurrer to the disclosure claims against the members of the Board. The Court also sustained the demurrer of GMCR and Acquisition Sub to plaintiff’s claim for equitable assessment of attorneys’ fees and costs, with thirty days leave to amend. Diedrich believes that the allegations of the Amended Complaint are without merit and intends to vigorously contest the action.

The Company believes that liability is not probable under this lawsuit and has therefore not accrued any amounts related to the potential claims under this lawsuit in the accompanying consolidated financial statements as of March 3, 2010. The Company maintains insurance coverage that it believes is adequate for its business, including, but not limited to, professional and general liability insurance. There is no assurance that the insurance maintained will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

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

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

(UNAUDITED)

The financial results included in discontinued operations were as follows:

	Twelve Weeks Ended March 4, 2009	Thirty-Six Weeks Ended March 4, 2009
Net retail revenue	$1,246,000	$3,330,000
Net franchise revenue	562,000	1,590,000

Net revenue from discontinued operations	1,808,000	4,920,000

Loss from discontinued operations, net of $0 tax	$(102,000)	$(501,000)

14.	INCOME TAXES

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

The income tax provision of $228,000 for the thirty-six weeks ended March 3, 2010 primarily represents California state income taxes since the utilization of net operating loss carryforwards has been suspended by the state for the Company’s 2010 fiscal year end. Until the Company completes a tax study, the merger related expenses are being treated as a non-deductible expenditure for income tax purposes. Subsequent to the merger (see Note 15 below), net operating loss carryforwards of the Company could be subject to possible annual limitation pertaining to change in ownership rules under the Internal Revenue Code. The Company’s accrual for uncertain tax positions was $33,000 as of March 3, 2010 and June 24, 2009. There was $8,000 of interest and penalties associated with uncertain tax positions as of March 3, 2010 and June 24, 2009.

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

As required under the Merger Agreement, on December 11, 2009, GMCR, through Acquisition Sub, commenced a tender offer (the “Offer”) whereby Acquisition Sub is offering to acquire the Shares in exchange for, with respect to each share, the right to receive the Offer Consideration, subject to the conditions set forth in GMCR’s Offer to Purchase, dated December 11, 2009 and related Letter of Transmittal. The Offer was initially scheduled to expire at 12:00 midnight Eastern Time on January 11, 2010 (one minute after 11:59 p.m., Eastern Time, on January 11, 2010). However, Acquisition Sub extended the Offer on January 8, 2010, and then subsequently on each of February 8, 2010, March 9, 2010 and April 6, 2010, for the maximum duration permitted under the Merger Agreement. Accordingly, the Offer will expire at 12:00 midnight Eastern Time on May 3, 2010 (one minute after 11:59 p.m. Eastern Time on May 3, 2010), unless further extended.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

(UNAUDITED)

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

In connection with the transactions contemplated by the Merger Agreement, on December 7, 2009, certain directors and executive officers of Diedrich entered into stockholder agreements with GMCR (the “Stockholder Agreements”) whereby such directors and executive officers agreed to tender Shares in the Offer, subject to certain terms and conditions. Pursuant to his Stockholder Agreement, Paul C. Heeschen, Executive Chairman of Diedrich’s board of directors (the “Board”), has agreed to tender 1,832,580 Shares in the Offer.

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

Litigation. On November 10, 2009, the Complaint was filed in the Court. In this action, the plaintiff named as defendants Diedrich, the members of the Board, Peet’s and Peet’s wholly owned subsidiary, Marty Acquisition Sub, Inc. Among other things, the Complaint alleged that the members of the Board breached their fiduciary duties to Diedrich’s stockholders in connection with the transactions previously contemplated by the terminated Peet’s Merger Agreement, allegedly resulting in an unfair process and unfair price to such stockholders. The Complaint sought class certification and certain forms of equitable relief, including enjoining the completion of the transactions previously contemplated by the terminated Peet’s Merger Agreement.

DIEDRICH COFFEE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 3, 2010

(UNAUDITED)

On December 23, 2009, the Amended Complaint was filed in the Court. The Amended Complaint names as defendants Diedrich, the members of the Board, GMCR and Acquisition Sub. Among other things, the Amended Complaint alleges that the members of the Board breached their fiduciary duties to Diedrich stockholders by failing to provide adequate disclosures of allegedly material information concerning the transaction and also seeks an equitable assessment of attorneys’ fees and costs from Diedrich, the members of the Board, GMCR and Acquisition Sub for the benefit allegedly conferred by plaintiff’s counsel on Diedrich stockholders through plaintiff’s alleged involvement in the auction process. The Amended Complaint seeks class certification, certain forms of equitable relief, including enjoining the completion of the transaction contemplated by the Merger Agreement with GMCR until additional disclosures are provided, and an equitable assessment of attorneys’ fees and costs. On December 30, 2009, plaintiff filed the Application. On December 31, 2009, the Court denied the Application in its entirety. On January 22, 2010, Diedrich and the members of the Board filed with the Court a demurrer seeking the dismissal of the causes of action alleged against Diedrich and the members of the Board in the Amended Complaint. On January 27, 2010, GMCR and Acquisition Sub filed with the Court a demurrer seeking the dismissal of the cause of action alleged against GMCR and Acquisition Sub in the Amended Complaint. On March 12, 2010, the Court sustained the demurrer of Diedrich and the members of the Board to plaintiff’s claim for equitable assessment of attorneys’ fees and costs, with thirty days leave to amend, and overruled the demurrer to the disclosure claims against the members of the Board. The Court also sustained the demurrer of GMCR and Acquisition Sub to plaintiff’s claim for equitable assessment of attorneys’ fees and costs, with thirty days leave to amend. Diedrich believes that the allegations of the Amended Complaint are without merit and intends to vigorously contest the action.

Change in Control and Termination Provisions Applicable to Mr. Sean McCarthy. Mr. Sean McCarthy is entitled to a severance payment equal to nine months of annual base salary if he is terminated by Diedrich without cause, provided that he executes a customary release of Diedrich. As discussed in more detail below, Mr. McCarthy, who was formerly Vice President and Chief Financial Officer was appointed President and Chief Financial Officer of Diedrich, effective as of February 1, 2010, and entered into a Letter Agreement dated January 22, 2010 (the “Letter Agreement”) related to such appointment. Under the Letter Agreement, Mr. McCarthy will receive a lump sum severance payment equal to his annual base salary if he is terminated for any reason other than a “Just Cause Dismissal” (as defined in Article IX of Diedrich’s 2000 Equity Incentive Plan) instead of the nine months of annual base salary severance payment described above, provided that Mr. McCarthy executes a complete release of Diedrich in connection with or related to his employment with Diedrich. Mr. McCarthy is also entitled to a stock appreciation payment upon the consummation of a change in control transaction, provided that he executes a general release of Diedrich. For this purpose, a change in control transaction is defined as a transaction that results in a non-affiliate of Diedrich acquiring 90% of the outstanding shares of common stock. The stock appreciation payment payable to Mr. McCarthy upon the consummation of a change in control transaction is equal to the product of (i) the difference determined by subtracting $5.00 from the per share price at which at least 90% of the outstanding shares of common stock is acquired, multiplied by (ii) 100,000.

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

Additional risks and uncertainties are described elsewhere in this report and in detail under the caption “Risk Factors Relating to Diedrich Coffee and Its Business” in our annual report on Form 10-K for the fiscal year ended June 24, 2009 and in other reports that we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. There can be no assurance that the proposed transaction with GMCR will in fact be consummated. Except where required by law, we do not undertake an obligation to revise or update any forward-looking statements, whether as a result of new information, future events or changed circumstances. Unless otherwise indicated, “we,” “us,” and “our,” and similar terms refer to Diedrich Coffee, Inc., a Delaware corporation, and its predecessors and subsidiaries.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the twelve and thirty-six weeks ended March 3, 2010 to the results for the twelve and thirty-six weeks ended March 4, 2009, respectively.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of March 3, 2010. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.

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

As required under the Merger Agreement, on December 11, 2009, GMCR, through Acquisition Sub, commenced a tender offer (the “Offer”) whereby Acquisition Sub is offering to acquire the Shares in exchange for, with respect to each share, the right to receive the Offer Consideration, subject to the conditions set forth in GMCR’s Offer to Purchase and related Letter of Transmittal, dated December 11, 2009. The Offer was initially scheduled to expire at 12:00 midnight Eastern Time on January 11, 2010 (one minute after 11:59 p.m., Eastern Time, on January 11, 2010). However, Acquisition Sub extended the Offer on January 8, 2010, and then subsequently on each of February 8, 2010, March 9, 2010 and April 6, 2010, for the maximum duration permitted under the Merger Agreement. Accordingly, the Offer will expire at 12:00 midnight Eastern Time on May 3, 2010 (one minute after 11:59 p.m. Eastern Time on May 3, 2010), unless further extended.

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

In connection with the transactions contemplated by the Merger Agreement, on December 7, 2009, certain directors and executive officers of Diedrich entered into stockholder agreements with GMCR (the “Stockholder Agreements”) whereby such directors and executive officers agreed to tender Shares in the Offer, subject to certain terms and conditions. Pursuant to his Stockholder Agreement, Paul C. Heeschen, Executive Chairman of Diedrich’s board of directors (the “Board”), has agreed to tender 1,832,580 Shares in the Offer.

Litigation. On November 10, 2009, the Complaint was filed in the Court. In this action, the plaintiff named as defendants Diedrich, the members of the Board, Peet’s and Peet’s wholly owned subsidiary, Marty Acquisition Sub, Inc. Among other things, the Complaint alleged that the members of the Board breached their fiduciary duties to Diedrich’s stockholders in connection with the transactions previously contemplated by the terminated Peet’s Merger Agreement, allegedly resulting in an unfair process and unfair price to such stockholders. The Complaint sought class certification and certain forms of equitable relief, including enjoining the completion of the transactions previously contemplated by the terminated Peet’s Merger Agreement.

On December 23, 2009, the Amended Complaint was filed in the Court. The Amended Complaint names as defendants Diedrich, the members of the Board, GMCR and Acquisition Sub. Among other things, the Amended Complaint alleges that the members of the Board breached their fiduciary duties to Diedrich stockholders by failing to provide adequate disclosures of allegedly material information concerning the transaction and also seeks an equitable assessment of attorneys’ fees and costs from Diedrich, the members of the Board, GMCR and Acquisition Sub for the benefit allegedly conferred by plaintiff’s counsel on Diedrich stockholders through plaintiff’s alleged involvement in the auction process. The Amended Complaint seeks class certification, certain forms of equitable relief, including enjoining the completion of the transaction contemplated by the Merger Agreement with GMCR until additional disclosures are provided, and an equitable assessment of attorneys’ fees and costs. On December 30, 2009, plaintiff filed the Application. On December 31, 2009, the Court denied the Application in its entirety. On January 22, 2010, Diedrich and the members of the Board filed with the Court a demurrer seeking the dismissal of the causes of action alleged against Diedrich and the members of the Board in the Amended Complaint. On January 27, 2010, GMCR and Acquisition Sub filed with the Court a demurrer seeking the dismissal of the cause of action alleged against GMCR and Acquisition Sub in the Amended Complaint. On March 12, 2010, the Court sustained the demurrer of Diedrich and the members of the Board to plaintiff’s claim for equitable assessment of attorneys’ fees and costs, with thirty days leave to amend, and overruled the demurrer to the disclosure claims against the members of the Board. The Court also sustained the demurrer of GMCR and Acquisition Sub to plaintiff’s claim for equitable assessment of attorneys’ fees and costs, with thirty days leave to amend. Diedrich believes that the allegations of the Amended Complaint are without merit and intends to vigorously contest the action.

The Company believes that liability is not probable under this lawsuit and has therefore not accrued any amounts related to the potential claims under this lawsuit in the accompanying consolidated financial statements as of March 3, 2010. The Company maintains insurance coverage that it believes is adequate for its business, including, but not limited to, professional and general liability insurance. There is no assurance that the insurance maintained will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

Retail Outlets

Our strategy is to capitalize on the growth of the wholesale specialty coffee market and our strength as a premier roaster and distributor of the world’s finest coffees. In the Transaction with Praise, we sold the Gloria Jean’s U.S. franchise and retail operations which included the transfer of 12 company-operated and 90 franchised Gloria Jean’s retail coffeehouses. During the twelve weeks ended September 16, 2009, the two remaining Diedrich franchise locations were closed. As of March 3, 2010, we have four Coffee People, Inc. franchise locations. The Company currently has no plans to open any additional company-operated or franchised Diedrich or Coffee People coffeehouses.

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

RESULTS OF OPERATIONS

Twelve weeks ended March 3, 2010 compared with the twelve weeks ended March 4, 2009

Total Revenue. Our revenue from continuing operations for the twelve weeks ended March 3, 2010 increased by $8,001,000 or 44.7%, to $25,885,000 from $17,884,000 for the twelve weeks ended March 4, 2009. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the twelve weeks ended March 3, 2010 increased by $8,093,000, or 46.1%, to $25,661,000 from $17,568,000 for the twelve weeks ended March 4, 2009. Wholesale sales to OCS and other third party wholesale customers increased $8,271,000, or 50.1% to $24,785,000 from $16,514,000 led by strong growth in the Keurig “K-Cup” sales which increased by 54.8% or $8,687,000 from the prior year quarter. We generated 94.8% and 88.7% of our total revenues from the sale of K-Cups® for the twelve weeks ended March 3, 2010 and March 4, 2009, respectively. We are one of the few roasters under a non-exclusive license to produce K-Cups®. Sales to our licensor, Keurig, Incorporated, represented approximately $11,913,000, or 46.4% of wholesale sales and $8,310,000, or 47.3% of wholesale sales for the twelve weeks ended March 3, 2010 and March 4, 2009, respectively. Roasted coffee sales to former franchisee locations that are now owned by Praise decreased $178,000 for the twelve weeks ended March 3, 2010. Wholesale sales to the former franchisees are included in continuing operations for all periods as we will continue to provide coffee roasting services to Praise.

Retail and other. Retail and other for the twelve weeks ended March 3, 2010 decreased by $92,000, or 29.1%, to $224,000 from $316,000 for the twelve weeks ended March 4, 2009. Retail sales are related to our ecommerce business through our three web stores. Retail sales for the twelve weeks ended March 3, 2010 decreased by a net $87,000, or 29.1%, to $212,000 from $299,000 for the twelve weeks ended March 4, 2009. Other revenue consists primarily of royalties received on sales at the four remaining Coffee People franchised locations. Our franchise revenue decreased by $5,000, or 29.4%, to $12,000 for the twelve weeks ended March 3, 2010 from $17,000 for the twelve weeks ended March 4, 2009.

Cost of Sales. As a percentage of total revenue, cost of sales decreased from 74.4% for the twelve weeks ended March 4, 2009 to 73.2% for the twelve weeks ended March 3, 2010, resulting primarily from higher machine utilization, optimal resource management and inventory controls along with our ability to continue leveraging our fixed manufacturing costs over higher production volumes.

Operating Expenses. Total operating expenses for the twelve weeks ended March 3, 2010 increased $403,000 to $1,437,000 from $1,034,000 for the twelve weeks ended March 4, 2009. This increase resulted primarily from increases in marketing costs of $367,000 and other costs of $36,000.

Depreciation and Amortization. Depreciation and amortization decreased $61,000, or 14.6% to $356,000 for the twelve weeks ended March 3, 2010 from $417,000 for the twelve weeks ended March 4, 2009.

General and Administrative Expenses. Our general and administrative expenses increased by $2,741,000 to $4,228,000 for the twelve weeks ended March 3, 2010 compared to $1,487,000 for the twelve weeks ended March 4, 2009. The increase in general and administrative expenses was primarily due to increases in cash compensation costs of $426,000, non-cash stock compensation costs of $2,122,000 and legal, consulting and other costs of $264,000 and was partially offset by reductions in credit card processing fees of $71,000 which are now allocated to operating expenses. The increase in non-cash stock compensation costs primarily resulted from the modification of certain options. As a result, general and administrative expenses as a percentage of total revenue increased from 8.3% for the twelve weeks ended March 4, 2009 to 16.3% for the twelve weeks ended March 3, 2010.

Interest Expense. Interest expense decreased by $98,000 from $227,000 for the twelve weeks ended March 4, 2009 to $129,000 for the twelve weeks ended March 3, 2010. The decrease in interest expense was primarily the result of higher interest expense associated with the extension of the Note Purchase Agreement during the prior year quarter.

Merger Related Costs. For the twelve weeks ended March 3, 2010, we expensed $1,636,000 of non-operating costs associated with the pending merger with GMCR. Merger transaction costs primarily include legal, financial advisory and consulting fees.

Income Taxes. We had losses from continuing operations of $778,000 for the twelve weeks ended March 3, 2010 and income from continuing operations of $1,460,000 for the twelve weeks ended March 4, 2009, respectively. In accordance with ASC 740, “Income Taxes”, we had an income tax benefit of $35,000 and a tax provision of $8,000 for the twelve weeks ended March 3, 2010 and March 4, 2009, respectively. Until we complete a tax study, the merger related expenses of $1,636,000 are being treated as a non-deductible expenditure for income tax purposes.

Results of Discontinued Operations—Retail. The Transaction with Praise, which closed on June 12, 2009, included the transfer of 12 company-operated and 90 franchised Gloria Jean’s locations to Praise. The financial results of the retail operations that were sold or closed and Gloria Jean’s franchised operations are reported as discontinued operations for all periods presented in accordance with ASC 360. For the twelve weeks ended March 4, 2009, loss from discontinued operations was $102,000 net of $0 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance associated with the discontinued operations.

Thirty-six weeks ended March 3, 2010 compared with the thirty-six weeks ended March 4, 2009

Total Revenue. Our revenue from continuing operations for the thirty-six weeks ended March 3, 2010 increased by $24,146,000 or 57.3%, to $66,308,000 from $42,162,000 for the thirty-six weeks ended March 4, 2009. Each component of total revenue is discussed below.

Wholesale Revenue. Our wholesale sales for the thirty-six weeks ended March 3, 2010 increased by $24,157,000, or 58.1%, to $65,758,000 from $41,601,000 for the thirty-six weeks ended March 4, 2009. Wholesale sales to OCS and other third party wholesale customers increased $24,357,000, or 63.3% to $62,808,000 from $38,450,000 led by strong growth in the Keurig “K-Cup” sales which increased by 71.1% or $25,770,000 from the prior year period. We generated 93.5% and 85.9% of our total revenues from the sale of K-Cups® for the thirty-six weeks ended March 3, 2010 and March 4, 2009, respectively. Sales to our licensor, Keurig, Incorporated, represented approximately $32,179,000, or 48.9% of wholesale sales and $15,768,000, or 37.9% of wholesale sales for the thirty-six weeks ended March 3, 2010 and March 4, 2009, respectively. Roasted coffee sales to former franchisee locations that are now owned by Praise decreased $200,000 for the thirty-six weeks ended March 3, 2010. Wholesale sales to the former franchisees are included in continuing operations for all periods as we will continue to provide coffee roasting services to Praise.

Retail and other. Retail and other for the thirty-six weeks ended March 3, 2010 decreased by $11,000, or 2.0%, to $550,000 from $561,000 for the thirty-six weeks ended March 4, 2009. Retail sales are related to our ecommerce business through our three web stores. Retail sales for the thirty-six weeks ended March 3, 2010 increased by a net $10,000, or 2.0%, to $512,000 from $502,000 for the thirty-six weeks ended March 4, 2009. Other revenue consists primarily of royalties received on sales at the four remaining Coffee People franchised locations. Our franchise revenue decreased by $21,000, or 35.6%, to $38,000 for the thirty-six weeks ended March 3, 2010 from $59,000 for the thirty-six weeks ended March 4, 2009.

Cost of Sales. As a percentage of total revenue, cost of sales decreased from 78.7% for the thirty-six weeks ended March 4, 2009 to 73.6% for the thirty-six weeks ended March 3, 2010, resulting primarily from higher machine utilization, optimal resource management and inventory controls along with our ability to continue leveraging our fixed manufacturing costs over higher production volumes.

Operating Expenses. Total operating expenses for the thirty-six weeks ended March 3, 2010 increased $766,000 to $4,058,000 from $3,292,000 for the thirty-six weeks ended March 4, 2009. This increase resulted primarily from increases in marketing costs of $878,000 along with increases in compensation of $132,000, travel costs of $79,000 and credit card fees of $126,000 and was partially offset by a decrease in allowance for doubtful accounts of $267,000, equipment costs of $115,000 and other costs of $67,000.

Depreciation and Amortization. Depreciation and amortization decreased $81,000, or 7.0% to $1,070,000 for the thirty-six weeks ended March 3, 2010 from $1,151,000 for the thirty-six weeks ended March 4, 2009.

General and Administrative Expenses. Our general and administrative expenses increased by $3,160,000 to $8,038,000 for the thirty-six weeks ended March 3, 2010 compared to $4,878,000 for the thirty-six weeks ended March 4, 2009. The increase in general and administrative expenses was primarily due to increases in cash compensation costs of $973,000, non-cash stock compensation costs of $2,450,000 and was partially offset by reductions in legal, consulting and outside services of $263,000. The increase in non-cash stock compensation costs primarily resulted from the modification of certain options. As a result, general and administrative expenses as a percentage of total revenue increased from 11.6% for the thirty-six weeks ended March 4, 2009 to 12.1% for the thirty-six weeks ended March 3, 2010.

Interest Expense. Interest expense decreased by $358,000 from $794,000 for the thirty-six weeks ended March 4, 2009 to $436,000 for the thirty-six weeks ended March 3, 2010. The decrease in interest expense was primarily the result of higher interest expense associated with the extension of the Note Purchase Agreement during the prior year.

Merger Related Costs. For the thirty-six weeks ended March 3, 2010, we incurred $4,137,000 of non-operating costs associated with the pending merger with GMCR. Merger transaction costs primarily include legal, financial advisory and consulting fees.

Income Taxes. We had losses from continuing operations of $239,000 and $919,000 for the thirty-six weeks ended March 3, 2010 and March 4, 2009, respectively. In accordance with ASC 740, “Income Taxes”, the income tax provision generated by the losses from continuing operations was $228,000 and $12,000 for the thirty-six weeks ended March 3, 2010 and March 4, 2009, respectively. The tax provision for the thirty-six weeks ended March 3, 2010 primarily represents California state income taxes since the utilization of net operating loss carryforwards has been suspended by the state for our 2010 fiscal year end. Until we complete a study, the merger related expenses of $4,137,000 are being treated as a non-deductible expenditure for income tax purposes. As of March 3, 2010, net operating loss carryforwards of $5,291,000 and $9,407,000 for federal and state income tax purposes, respectively are available to be utilized against future taxable income for years through fiscal year 2028, subject to annual limitation pertaining to change in ownership rules under the Internal Revenue Code. Based upon the level of historical losses and limited earnings history, we cannot conclude that it is more likely than not that we will realize the benefits of these deductible differences, and thus have recorded a valuation allowance against the entire deferred tax asset balance.

Results of Discontinued Operations—Retail. The Transaction with Praise, which closed on June 12, 2009, included the transfer of 12 company-operated and 90 franchised Gloria Jean’s locations to Praise. The financial results of the retail operations that were sold or closed and Gloria Jean’s franchised operations are reported as discontinued operations for all periods presented in accordance with ASC 360. For the thirty-six weeks ended March 4, 2009, loss from discontinued operations was $501,000 net of $0 in taxes. The tax expense associated with the discontinued retail operations differed from the statutory federal effective tax rate primarily due to changes in the valuation allowance associated with the discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition. At March 3, 2010, we had working capital of $10,849,000, long term debt, deferred rent, income tax and other liabilities of $1,886,000 and $16,210,000 of stockholders’ equity, compared to working capital of $8,828,000, long term debt, deferred rent, income tax and other liabilities of $2,005,000 and $13,774,000 of stockholders’ equity at June 24, 2009.

Accounts receivable as of March 3, 2010 was $12,056,000, an increase of $5,721,000 from the balance of $6,335,000 at June 24, 2009. This increase resulted primarily from a more than 47% average increase in wholesale sales compared to the fourth quarter of fiscal 2009. The accounts payable balance of $9,148,000 as of March 3, 2010 is an increase of $3,920,000 from the June 24, 2009 balance of $5,228,000. This increase resulted primarily from an increase in wholesale sales compared to the fourth quarter of fiscal 2009 and the merger related costs.

Cash Flows. The Company had a loss from continuing operations of $239,000, for the thirty-six weeks ended March 3, 2010 and losses from continuing operations of $919,000 for the thirty-six weeks ended March 4, 2009, respectively. Net cash provided by operating activities of continuing operations was $2,152,000 for the thirty-six weeks ended March 3, 2010 compared to net cash used in operating activities of continuing operations of $2,441,000 for the thirty-six weeks ended March 4, 2009. With an increase in wholesale sales of 58.1% for the thirty-six weeks ended March 3, 2010 along with a reduction in cost of goods sold as a percent of revenue, we improved gross margins and income from continuing operations for the thirty-six weeks ended March 3, 2010 compared to the thirty-six weeks ended March 4, 2009. Cash used in continuing operations for the thirty-six weeks ended March 4, 2009, of $2,441,000 was primarily the result of operating losses and an increase in accounts receivable partially offset by an increase in accounts payable, as our wholesale business grew over 57% for the thirty-six weeks ended March 4, 2009 over the prior fiscal 2008 period.

Cash flows provided by investing activities of continuing operations for the thirty-six weeks ended March 3, 2010 totaled $714,000. During the thirty-six weeks ended March 3, 2010, capital expenditures totaled $2,094,000 and was used to invest in property and equipment primarily related to our Castroville roasting facility. These expenditures were offset by $2,800,000 of payments received on notes receivable. Cash flows provided by investing activities of continuing operations for the thirty-six weeks ended March 4, 2009 totaled $633,000. During the thirty-six weeks ended March 4, 2009, a total of $544,000 was used to invest in property and equipment primarily related to our Castroville roasting facility of $383,000, ecommerce retail of $157,000, wholesale and home office of $2,000, each. These expenditures were offset by $1,168,000 of payments received on notes receivable.

Net cash used by financing activities of continuing operations for the thirty-six weeks ended March 3, 2010 of $1,000,000 was the result of a payment on our credit facility. Net cash provided by financing activities of continuing operations for the thirty-six weeks ended March 4, 2009 of $3,000,000 was the result of borrowings under our credit facility.

Note Purchase Agreement:

On May 10, 2004, we entered into a $5,000,000 Contingent Convertible Note Purchase Agreement with Sequoia Enterprises, L.P. (“Sequoia”), a limited partnership whose sole general partner is a significant shareholder of the Company and also serves as the Executive Chairman of the board of directors of the Company (the “Note Purchase Agreement”), which provided, at our election, the ability to issue notes with up to an aggregate principal amount of $5,000,000. We have amended the Note Purchase Agreement from time to time and have agreed to refrain from further borrowings under the Note Purchase Agreement in connection with the entry into the Term Loan Agreement (as defined below) entered into on August 26, 2008. As amended, the notes issued under the Note Purchase Agreement were due in full on March 31, 2010, and we were only required to make monthly payments of interest and the monthly commitment fee, but not principal, until such date. On the maturity date, all outstanding principal, interest and other amounts payable under the Note Purchase Agreement will be due unless due earlier pursuant to the terms of the Note Purchase Agreement upon a change in control of the Company or an event of default. The Note Purchase Agreement contains covenants, among others, that limit the amount of indebtedness that we may have outstanding in relation to our tangible net worth. As of March 3, 2010, we had $2,000,000 of issued notes outstanding under the Note Purchase Agreement and were in compliance with all covenants contained in the Note Purchase Agreement. Subsequently, on March 31, 2010, the Company paid in full the $2,000,000 due to Sequoia under the Note Purchase Agreement.

Loan Agreement:

On August 26, 2008, we entered into a loan agreement with Sequoia (the “Term Loan Agreement”). The Term Loan Agreement provides for a $3,000,000 term loan (the “Term Loan”). As amended, interest is payable at one-month LIBOR plus 9.30% for any period during which the ratio of Indebtedness (as defined in the Term Loan Agreement) on a consolidated basis to Effective Tangible Net Worth (as defined in the Term Loan Agreement) is greater than 1.75:1.00 or one-month LIBOR plus 6.30% for any other period, resetting on the first calendar day of each month. We are required to make regular monthly payments of interest on the term loan with Sequoia. In addition, as per the terms of the Term Loan Agreement, we paid $1,000,000 due to Sequoia on July 29, 2009 and had a remaining balance of $2,000,000 as of March 3, 2010. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of March 3, 2010, $2,000,000 was outstanding under the Term Loan Agreement.

The Term Loan Agreement requires the Company to refrain from further borrowings under the Note Purchase Agreement and contains restrictions on incurring indebtedness on par with, or senior to, the Term Loan Agreement. The Term Loan Agreement also contains a covenant that limits the amount of indebtedness that the Company may have outstanding in relation to tangible net worth, in addition to other standard covenants and events of default. As of March 3, 2010, we were in compliance with all covenants contained in the Term Loan Agreement.

The Term Loan is senior to all other indebtedness of the Company, except indebtedness pursuant to notes under the Note Purchase Agreement and certain permitted indebtedness identified in the Term Loan Agreement. Upon repayment of the notes under the Note Purchase Agreement, the Term Loan will be senior to all other indebtedness of the Company, except such permitted indebtedness.

Letter of Credit:

We entered into a Credit Agreement with Bank of the West on November 4, 2005. The current agreement provides for a $500,000 letter of credit facility that expires on October 31, 2010. The letter of credit facility is secured by a deposit account at Bank of the West. As of March 3, 2010, this deposit account had a balance of $623,000, which is shown as restricted cash on the consolidated balance sheets. As of March 3, 2010, $472,000 of letters of credit was outstanding under the letter of credit facility. The agreement contains covenants that, among other matters, require us to submit financial statements to the bank within specified time periods. As of March 3, 2010, we were in compliance with all Bank of the West agreement covenants.

Liquidity and Management Plans:

For the thirty-six weeks ended March 3, 2010, we reported a net loss of $239,000, which was net of income tax of $228,000. We had a cash balance of $5,438,000 and no access to additional borrowings under our current credit facility as of March 3, 2010.

The Note Purchase Agreement with Sequoia expired on March 31, 2010 and the $2,000,000 balance on the outstanding note was paid in full on that date.

We are required to make regular monthly payments of interest on the Term Loan with Sequoia. In addition, as per the terms of the Term Loan Agreement, the Company paid $1,000,000 due to Sequoia on July 29, 2009. All outstanding principal and interest will be due on the maturity date of August 26, 2011, unless due earlier pursuant to the terms of the Term Loan Agreement upon a change of control of the Company or an event of default. As of March 3, 2010, we had $2,000,000 outstanding under the Term Loan Agreement.

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

Other Commitments. The following represents a comprehensive list of our contractual obligations and commitments as of March 3, 2010:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$10,069	$3,244	$3,954	$2,013	$858
Green coffee commitments	12,758	12,758	—	—	—
Note payable	4,000	2,000	2,000	—	—

	$26,827	$18,002	$5,954	$2,013	$858

We previously entered into an employment letter agreement with our Chief Financial Officer that provides for a severance payment of nine months salary in the event that he is terminated without cause. Under that prior employment letter agreement, our maximum liability for severance was $169,000. However, effective as of February 1, 2010, in connection with his promotion to President and Chief Financial Officer and the related Letter Agreement, this executive will be entitled to receive a lump sum severance payment equal to his annual base salary if he is terminated for any reason other than a “Just Cause Dismissal” (as defined in Article IX of Diedrich’s 2000 Equity Incentive Plan) instead of the nine months of annual base salary severance payment described above, provided that he executes a complete release of Diedrich in connection with or related to his employment with Diedrich. Under the Letter Agreement, our maximum liability for severance would be $275,000. In accordance with the employment agreement with our President and Chief Financial Officer, upon consummation of the Merger, he will receive a stock appreciation payment of $3,000,000. Because such amounts are contingent, they have not been included in the above table. In addition, upon consummation of the Merger, the entire note payable balance of $4,000,000 to Sequoia ($2,000,000 as of March 31, 2010) will be immediately due and payable.

We have obligations under non-cancelable operating leases for our roasting facility, distribution facility and administrative offices. Lease terms are generally for up to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs.

On December 30, 2009, the Company executed a lease agreement with Castroville Industrial Partners, LLC for approximately 62,000 square feet of warehouse space which will be used primarily as a distribution facility.

CRITICAL ACCOUNTING ESTIMATES

The Annual Report on Form 10-K for the year ended June 24, 2009 includes a detailed discussion of our critical accounting estimates. Pursuant to Form 10-Q, we only disclose those critical accounting estimates that are new or that have been materially amended since the time that we filed our most recent Form 10-K. Accordingly, we refer you to the critical accounting estimates and information disclosed in our Annual Report on Form 10-K for the year ended June 24, 2009.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 3, 2010.

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

On November 10, 2009, the Complaint was filed in the Court. In this action, the plaintiff named as defendants Diedrich, the members of the Board, Peet’s and Peet’s wholly owned subsidiary, Marty Acquisition Sub, Inc. Among other things, the Complaint alleged that the members of the Board breached their fiduciary duties to Diedrich’s stockholders in connection with the transactions previously contemplated by the terminated Peet’s Merger Agreement, allegedly resulting in an unfair process and unfair price to such stockholders. The Complaint sought class certification and certain forms of equitable relief, including enjoining the completion of the transactions previously contemplated by the terminated Peet’s Merger Agreement.

On December 23, 2009, the Amended Complaint was filed in the Court. The Amended Complaint names as defendants Diedrich, the members of the Board, GMCR and Acquisition Sub. Among other things, the Amended Complaint alleges that the members of the Board breached their fiduciary duties to Diedrich stockholders by failing to provide adequate disclosures of allegedly material information concerning the transaction and also seeks an equitable assessment of attorneys’ fees and costs from Diedrich, the members of the Board, GMCR and Acquisition Sub for the benefit allegedly conferred by plaintiff’s counsel on Diedrich stockholders through plaintiff’s alleged involvement in the auction process. The Amended Complaint seeks class certification, certain forms of equitable relief, including enjoining the completion of the transaction contemplated by the Merger Agreement with GMCR until additional disclosures are provided, and an equitable assessment of attorneys’ fees and costs. On December 30, 2009, plaintiff filed the Application. On December 31, 2009, the Court denied the Application in its entirety. On January 22, 2010, Diedrich and the members of the Board filed with the Court a demurrer seeking the dismissal of the causes of action alleged against Diedrich and the members of the Board in the Amended Complaint. On January 27, 2010, GMCR and Acquisition Sub filed with the Court a demurrer seeking the dismissal of the cause of action alleged against GMCR and Acquisition Sub in the Amended Complaint. On March 12, 2010, the Court sustained the demurrer of Diedrich and the members of the Board to plaintiff’s claim for equitable assessment of attorneys’ fees and costs, with thirty days leave to amend, and overruled the demurrer to the disclosure claims against the members of the Board. The Court also sustained the demurrer of GMCR and Acquisition Sub to plaintiff’s claim for equitable assessment of attorneys’ fees and costs, with thirty days leave to amend. Diedrich believes that the allegations of the Amended Complaint are without merit and intends to vigorously contest the action.

Item 1A.	Risk Factors.

The Annual Report on Form 10-K for the year ended June 24, 2009 includes a detailed discussion of our risk factors. Pursuant to Form 10-Q, we only provide those risk factors that are new or that have been materially amended since the time that we filed our most recent Form 10-K and any subsequent Forms 10-Q. Accordingly, we refer you to the risk factors and information disclosed in our Form 10-K for the year ended June 24, 2009 and Form 10-Q for the quarter ended December 9, 2009.

Item 2.	Unregistered sales of Equity Securities and use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Removed and Reserved

Item 5.	Other Information.

The Company held its annual stockholder meeting on February 18, 2010 at which time stockholders were asked to vote on the election of directors and the ratification of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

Election of Directors

The stockholders elected all of the director nominees named in the proxy statement. The votes cast for each nominee and the votes withheld with respect to each nominee are set forth below:

Director Nominee	Votes For	Votes Withheld
Paul C. Heeschen	2,916,330	369,743
Greg D. Palmer	3,282,761	3,312
J. Russell Phillips	2,961,237	324,836
Timothy J. Ryan	2,959,117	326,956
James W. Stryker	3,282,761	3,312

Ratification of Auditors

The stockholders ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010. The votes were cast as follows:

FOR	AGAINST	ABSTAIN
3,708,431	398	5,769

Item 6.	Exhibits.

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 16, 1999, among Diedrich Coffee, Inc., CP Acquisition Corp., a wholly owned subsidiary of Diedrich Coffee, Inc., and Coffee People, Inc. The Company agrees to provide supplementally the schedules or exhibits omitted from Exhibit 2.1 upon request by the Commission (1)

3.1	Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated May 11, 2001 (2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Diedrich Coffee, Inc., dated January 26, 2009 (7)

3.3	Amended and Restated Bylaws of Diedrich Coffee, Inc. (5)

4.1	Specimen Stock Certificate (3)

4.2	Common Stock and Warrant Purchase Agreement, dated March 14, 2001 (4)

4.3	Form of Warrant, dated May 8, 2001(2)

4.4	Registration Rights Agreement, dated May 8, 2001 (2)

4.5	Amendment No. 1 to 2001 Warrant, dated August 26, 2008 (6)

4.6	Warrant, dated as of August 26, 2008, issued by Diedrich Coffee, Inc. to Sequoia Enterprises, L.P. (6)

4.7	Waiver, Agreement, Amendment No. 1 to 2008 Warrant and Amendment No. 2 to 2001 Warrant with Sequoia Enterprises, L.P., dated November 10, 2008 (8)

4.8	Warrant, dated as of April 29, 2009, issued by Diedrich Coffee, Inc. to Sequoia Enterprises, L.P. (9)

4.9	Amendment No. 3 to 2001 Warrant, dated February 10, 2010 (11)

10.1	Agreement and Plan of Merger by and among Diedrich Coffee, Inc., Green Mountain Coffee Roasters, Inc. and Pebbles Acquisition Sub., Inc., dated December 7, 2009 (10)

10.2	Stockholder Agreement by and between Green Mountain Coffee Roasters, Inc. and Paul C. Heeschen, dated as of December 7, 2009 (10)

Exhibit No.	Description

10.3	Form of Stockholder Agreement by and between Green Mountain Coffee Roasters, Inc. and Certain Directors and Executive Officers of Diedrich Coffee, Inc., dated December 7, 2009 (10)

10.4	Lease Agreement by and between Castroville Industrial Partners, LLC and Diedrich Coffee, Inc., dated December 30, 2009 (12)

10.5	Separation Agreement and General Release by and between Diedrich Coffee, Inc. and J. Russell Phillips, dated as of January 22, 2010* (12)

10.6	Letter Agreement with Sean M. McCarthy, dated as of January 22, 2010* (12)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Previously filed as Appendix A to Diedrich Coffee’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 23, 1999.

(2)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Previously filed as an exhibit to Diedrich Coffee’s Registration Statement on Form S-3 (Registration No. 333-66744), filed with the Securities and Exchange Commission on August 3, 2001.

(4)	Previously filed as Annex B to Diedrich Coffee’s Definitive proxy Statement, filed with the Securities and Exchange Commission on April 12, 2001.

(5)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2008.

(6)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2008.

(7)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended March 4, 2009, filed with the Securities and Exchange Commission on April 20, 2009.

(8)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2008.

(9)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2009.

(10)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2009.

(11)	Previously filed as an exhibit to Diedrich Coffee’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2010.

(12)	Previously filed as an exhibit to Diedrich Coffee’s Quarterly Report on Form 10-Q for the period ended December 9, 2009, filed with the Securities and Exchange Commission on January 25, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2010	DIEDRICH COFFEE, INC.

/s/ Sean M. McCarthy
Sean M. McCarthy President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002